Form 10-K
period 2009-12-31
TEAM HEALTH HOLDINGS INC.
filed 2010-03-12
CIK 1082754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                      to                     .

Commission File Number 001-34583

Team Health Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	001-34583	36-4276525
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

265 Brookview Town Centre Way

Suite 400

Knoxville, Tennessee 37919

(865) 693-1000

(Address, zip code, and telephone number, including

area code, of registrant’s principal executive office.)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filers, accelerated filer, a non-accelerated filer or smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☑

There was no active trading market for the registrant’s common stock as of June 30, 2009. As of December 16, 2009 (the date that the registrant’s common stock, par value $0.01 per share, began trading on the New York Stock Exchange), the aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates was approximately $209.6 million, based on the closing price of the registrant’s common stock reported on the New York Stock Exchange on such date of $12.81 per share.

As of March 12, 2010, there were outstanding 64,396,000 shares of Common Stock of Team Health Holdings, Inc, with a par value of $.01

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the 2010 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

ANNUAL REPORT ON FORM 10-K

FORWARD-LOOKING STATEMENTS

Statements made in this Form 10-K that are not historical facts and that reflect the current view of Team Health Holdings, Inc. and its subsidiaries (collectively, the “Company”) about future events and financial performance are hereby identified as “forward-looking statements.” Some of these statements can be identified by terms and phrases such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “could,” “should” “may,” “plan,” “project,” “predict” and similar expressions and include references to assumptions that we believe are reasonable and relate to our future prospects, developments and business strategies. The Company cautions readers of this Form 10-K that such “forward-looking statements,” including without limitation, those relating to the Company’s future business prospects, revenue, working capital, professional liability expense, liquidity, capital needs, interest costs and income, wherever they occur in this Form 10-K or in other statements attributable to the Company, are necessarily estimates reflecting the judgment of the Company’s senior management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the “forward-looking statements.” Factors that could cause our actual results to differ materially from those expressed or implied in such forward-looking statements, include, but are not limited to:

•	the effect and interpretation of current or future government regulation of the healthcare industry, and our ability to comply with these regulations;

•	our exposure to professional liability lawsuits and governmental agency investigations;

•	the adequacy of our insurance coverage and insurance reserves;

•	our reliance on third-party payers;

•	the general level of emergency department patient volumes at our clients’ facilities;

•	our ability to enter into and retain contracts with hospitals, military treatment facilities and other healthcare facilities on attractive terms;

•	changes in rates or methods of government payments for our services;

•	our ability to successfully integrate strategic acquisitions;

•	the control of our company by our sponsor may be in conflict with our interests;

•	our future capital needs and ability to obtain future financing;

•	our ability to carry out our business strategy;

•	our ability to continue to recruit and retain qualified healthcare professionals and our ability to attract and retain operational personnel;

•	competition in our market;

•	our ability to maintain or implement complex information systems;

•	our substantial indebtedness;

•	our ability to generate cash flow to service our debt obligations;

•	certain covenants in our debt documents described in this Form 10-K;

•	general economic conditions; and

•	other factors detailed from time to time in the Company’s filings with the Securities and Exchange Commission, including filings on Forms 10-Q and 10-K.

The Company’s forward-looking statements speak only as of the date of this report or as of the date they are made. The Company disclaims any intent or obligation to update “forward-looking statements” made in this Form 10-K to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

PART I

Item 1.	Business

Unless the context otherwise requires, references in this report to “TeamHealth,” “we,” “our,” “us” and the “Company” refer to Team Health Holdings, Inc., and its consolidated subsidiaries and affiliated medical groups. The term “Team Health physicians or providers” or “affiliated providers” includes physicians and/or other healthcare providers who contract with Team Health’s affiliated entities. References to “Team Finance” refer to Team Finance LLC, a wholly-owned subsidiary of Team Health Holdings, Inc., which owns all of our businesses and operations.

Our Company

We believe we are one of the largest suppliers of outsourced healthcare professional staffing and administrative services to hospitals and other healthcare providers in the United States, based upon revenues and patient visits. We serve approximately 530 civilian and military hospitals, clinics and physician groups in 48 states with a team of 5,900 affiliated healthcare professionals, including physicians, physician assistants, nurse practitioners, and nurses. We recruit and contract with healthcare professionals who then provide professional services within third-party healthcare facilities. We are a physician-founded organization with physician leadership throughout our business and since our inception in 1979, we have provided outsourced services in emergency departments (EDs). We also provide comprehensive programs for hospital medicine (hospitalist), anesthesiology, radiology, pediatrics and other healthcare services, by providing permanent staffing that enables the management teams of hospitals and other healthcare facilities to outsource certain management, recruiting, hiring, payroll, billing and collection and benefits functions.

EDs are a significant source of hospital inpatient admissions with a majority of admissions for key medical service lines starting in EDs, making successful management of this department critical to a hospital’s patient satisfaction rates and overall success. This dynamic, combined with the challenges involved in billing and collections and physician recruiting and retention, is a primary driver for hospitals to outsource their clinical staffing and management services to companies such as ours. For the year ended December 31, 2009, we provided services to over 8.1 million patients within our EDs. Our net revenues less provision for uncollectibles from ED contracts increased by approximately 47% from 2005 to 2009, or at a compound annual growth rate of approximately 10.2%. We have long-term relationships with customers under exclusive ED contracts with an approximate 98% renewal rate and a 93% physician retention rate as of December 31, 2009 (calculated on a preceding 12 months basis), respectively. The EDs that we staff are generally located in larger hospitals. We believe our experience and expertise in managing the complexities of these high-volume EDs enable our hospital clients to provide higher quality and more efficient physician and administrative services. In this type of setting, we can establish stable long-term relationships, recruit and retain high quality physicians and other providers and staff, and obtain attractive payer mixes and reasonable margins.

The range of physician and non-physician staffing and administrative services that we provide to our clients includes the following:

•	recruiting, scheduling and credential coordination for clinical and non-clinical medical professionals;

•	coding, billing and collection of fees for services provided by medical professionals;

•	provision of experienced medical directors;

•	administrative support services, such as payroll, professional liability insurance coverage, continuing medical education services and management training;

•	claims and risk management services; and

•	standardized procedures.

We are a national company delivering our services through 13 regional operating units located in key geographic markets. This operating model enables us to provide a localized presence combined with the benefits of scale in centralized administrative and other back office functions that accrue to a larger, national company. The teams in our regional offices are responsible for managing our customer and physician relationships and providing administrative healthcare services.

The 2005 Transactions, Corporate Conversion and Initial Public Offering

The 2005 Transactions

On November 23, 2005, affiliates of The Blackstone Group L.P. (“Blackstone” or the “Sponsor”), by merging with us, acquired a 91.1% interest in Team Health Holdings, L.L.C. (referred to herein as the Recapitalization Merger). Team Health Holdings, L.L.C. became the parent of Team Finance LLC. In addition, pursuant to the Merger Agreement dated October 11, 2005, Team MergerSub Inc., a Tennessee Corporation and wholly-owned subsidiary of Team Finance LLC merged with and into Team Health, Inc. (referred to herein as the Reorganization Merger). The remaining 8.9% ownership in Team Health Holdings, L.L.C. was held by members of our management at the time of the mergers. The Recapitalization Merger and the Reorganization Merger are referred to as the “2005 Transactions” in this Form 10-K.

The Recapitalization Merger was accounted for as a recapitalization. The historical information for Team Health, Inc. has been restated to reflect this recapitalization. The Reorganization Merger was accounted for as an acquisition of minority interest, whereby the common shares of Team Health, Inc. that were not owned by Team Health Holdings, L.L.C. at November 23, 2005 were recorded at fair value resulting in an adjustment to the carrying value of the pro rata portion of assets and liabilities deemed to have been acquired or assumed in the Reorganization Merger. Pursuant to the Reorganization Merger, all the existing outstanding minority equity interests in Team Health, Inc. were acquired by Team Health Holdings, L.L.C. resulting in Team Health Holdings, L.L.C. owning 100% of the outstanding equity interests in Team Health, Inc. In 1999, our former controlling stockholders acquired their controlling interest in Team Health, Inc. in a transaction that was also accounted for as a recapitalization. The acquisition by Team Health Holdings, L.L.C. of the existing minority interests in Team Health, Inc. pursuant to the Reorganization Merger requires the “push down” of the accounting basis established in the 1999 Recapitalization as well as the basis created through the acquisition of minority interest from Team Health Holdings, L.L.C. to Team Health, Inc.

Corporate Conversion

In connection with the Company’s initial public offering described below, Team Health Holdings, L.L.C. was converted from a Delaware limited liability company to a corporation organized under the laws of the State of Delaware (the “Corporate Conversion”). In connection with the Corporate Conversion, each class of limited liability company interests of Team Health Holdings, L.L.C. was converted into shares of common stock of Team Health Holdings, Inc. For more information on the Corporate Conversion, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Introduction—The Corporate Conversion.”

Initial Public Offering

On December 21, 2009, Team Health Holdings, Inc. completed the initial public offering of its common stock, in which it issued a total of 15,295,000 shares of its common stock (after exercise by the underwriters of their over-allotment option). The Company’s common stock is traded on the New York Stock Exchange under the symbol “TMH.” For more information on the initial public offering, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Introduction—Initial Public Offering.

Industry Overview

We estimate the size of the domestic outsourced healthcare professional staffing market to be approximately $50 billion. With the increasing complexity of clinical, regulatory, managed care and reimbursement matters in today’s healthcare environment, healthcare facilities are under significant pressure from the government and private payers both to improve the quality and reduce the cost of care. Furthermore, many healthcare facilities are not oriented towards collecting large volumes of smaller dollar payments that are typical in the emergency and other specialty departments. They may also choose to focus on other challenges such as nurse staffing, payer relationships and competition with outpatient facilities or may lack the infrastructure and personnel necessary to effectively recruit physicians and other providers in those same specialty areas. In response to these factors, healthcare facilities have increasingly outsourced the staffing and management of multiple clinical areas to companies with specialized skills, standardized models and information technology to improve service, increase the overall quality of care and reduce administrative costs.

We target certain clinical areas within healthcare facilities, including emergency medicine, hospital medicine, anesthesiology, radiology and pediatrics, as well as civilian medical staffing within military treatment facilities. Each of these clinical areas currently faces severe physician shortages, and many healthcare facilities lack the resources necessary to identify and attract specialized, career-oriented physicians. Moreover, physician shortages are exacerbated by the growing demand for services in these clinical areas.

The market for outsourced services in each of these areas tends to be highly fragmented. We estimate that 75% of the ED outsourcing market is currently serviced by local and regional groups. However, local providers often lack the operating capital, experience, breadth of services and sophisticated information systems necessary to meet the increasingly complex needs of hospitals. As a result, healthcare facilities seek third-party physician staffing and administrative service providers that not only can improve department quality, productivity and patient satisfaction while reducing overall costs, but also offer a breadth of staffing and management services, billing and reimbursement expertise, a reputation for regulatory compliance, financial stability and a demonstrated ability to recruit and retain qualified physicians, technicians and nurses. In particular, EDs face significant challenges with respect to capturing patient billing data and billing and collecting a high volume of relatively small dollar amounts. As a result, EDs seek third-party providers with the billing expertise, information technology infrastructure and systems necessary to reduce their administrative burden and complexity.

Emergency Medicine. According to the American Hospital Association (AHA Hospital Statistics, 2010 edition), there were approximately 5,000 total community hospitals in the United States in 2008 and approximately 4,600 of those hospitals operated EDs. In 2008, hospitals treated more than 123 million patients in their EDs, which represents a compound annual growth rate of approximately 2.6% from 94.8 million in 1998, while more than 140 EDs closed during that same time period. This convergence has resulted in the average number of patient visits per ED to grow from approximately 19,900 to approximately 26,600 over the same period. Since EDs represent a majority of admissions for key medical service lines, the operation of an ED has significant implications for hospitals in terms of revenue, cost, quality, and the ability to grow market share.

With its origins dating back to the early 1970s, the ED is the most established service line for clinical outsourcing. We estimate that, of all hospitals that operate an ED, only 33% employ their emergency physicians and manage the function in-house, while the remaining 67% choose to outsource. The market for outsourced ED staffing and management services is highly fragmented. Depending on how one classifies a national company, this group covers approximately 25% of the outsourced ED market, with the balance being served by smaller local and regional physician groups. These local providers often lack the depth of experience and administrative and systems infrastructure necessary to compete with national providers in the increasingly complex healthcare business and regulatory environment.

Hospital Medicine (Hospitalist). A hospitalist is a physician whose primary focus is the medical care of hospitalized patients. A hospitalist’s patient mix typically includes hospitalized patients admitted from the ED who have no primary care physician as well as the hospitalized patients of community physicians who refer their patients to the hospital medicine program.

First appearing in the early 1990s, hospitalists today are significant providers of acute inpatient care and are increasingly assuming physician leadership roles on their hospitals’ medical staffs. According to the Society of Hospital Medicine, or SHM, over half of U.S. community hospitals have a hospitalist program, and for hospitals with 200 beds or more, over 80% have hospitalist programs. The SHM also reports that approximately 23,000 physicians consider themselves a “hospitalist.”

Unlike the fee for service structure of other hospital-based programs, approximately 91% of hospital medicine groups surveyed receive financial support, of which a significant amount is provided by hospitals, according to SHM. The fact that hospitals are willing to support the programs financially demonstrates a growing recognition of the value hospitalists provide. Although hospital medicine is considered the fastest-growing specialty, it is still a relatively untapped market. There are several factors that portend its continued growth, including ongoing cost pressures on hospitals, a national focus on patient safety, growing transparency of quality indicators, increased acuity of hospitalized patients, and the growing preference of primary care physicians not to have a hospital practice.

Anesthesiology. According to the National Center for health Statistics there are over 20 million surgeries performed in approximately 5,000 U.S. hospitals each year, and this number is on the rise, as the population continues to age. The demand for anesthesia services for these surgeries is rising commensurately, creating significant demand for more providers, despite a workforce of over 41,000 anesthesiologists and 44,000 Certified Registered Nurse Anesthetists (CRNA’s).

Typically, hospitals have outsourced the provision of anesthesiology services, mostly to small groups of local providers who may be very good clinicians, but often lack the resources or find it cost- and time-inefficient to develop processes to optimize issues such as timely availability, operating room turnover, and proper preparation of patients to avoid surgical cancellations or delays. In hospitals, the perioperative environment is often their most profitable department, putting a heightened priority and value on the efficient functioning of this unit.

In current market conditions, where hospitals have a need for more sophisticated management of their anesthesiology departments, and where individual groups of anesthesiologists do not have the resources to either recruit enough providers to keep up with the increasing number of surgeries, or to address hospital priorities, demand has significantly increased for organized, national anesthesia management companies. Currently, this is a highly fragmented market, where no single organization has significant market penetration in anesthesia.

Radiology. According to the Radiological Society of North America, or RSNA, several indicators are pointing toward some relief in the shortage of radiologists. Many sources are citing increased productivity levels and enhanced technology as helping to abate the shortage, although it is still significant. However, there remains an enhanced ongoing shortage in rural communities and specific subspecialties, such as academic radiology, pediatric radiology, vascular/interventional radiology, and women’s imaging. Industry leaders are also concerned by the continuing growth of radiology procedures, which has steadily increased by approximately 6% annually. The aging of the U.S. population poses an additional issue, as individuals over the age of 65 receive four times the number of imaging tests as other individuals.

The rapid changes in the radiology market present an advantage to companies that have the resources to effectively recruit radiologists and provide the infrastructure necessary to increase productivity for radiology groups and hospitals. The changing market for radiology services has led us to shift from the traditional fee for service compensation arrangement to an increase in cost-plus arrangements with hospitals. These arrangements reduce our economic risk for such services in a time of escalating professional compensation for radiologists in general. The market for outsourced radiology services is highly fragmented and served by a large number of small local and, to a lesser extent, regional radiology groups. Smaller radiology groups are often at a competitive disadvantage since they often lack the recruitment strength, capital, range of medical equipment, teleradiology backup support and information systems required to meet the increasingly complex needs of hospitals.

The digitalization of imaging modalities has fostered the growth of teleradiology—the process of sending radiologic images from one point to another through digital, computer-assisted transmission, typically DICOM, wide area network, or WAN, or over a local area network, or LAN. Through teleradiology, images can be sent to another part of the hospital, or around the world. This capability provides numerous benefits to hospitals and radiology groups. As radiologists experience a decrease in reimbursement for services, teleradiology allows them to use their time more efficiently, thus increasing volume without substantially increasing costs. Teleradiology enables rural hospitals—which make up approximately 60% of all hospitals in the United States—to have real-time access to radiology consultations and subspecialties 24 hours a day, 7 days a week. It also benefits hospitals that do not have full-time radiologists on staff, as well as those that require specialized radiology services, such as pediatric. Teleradiology can also save money by preventing unnecessary patient transfers as well as the costs associated with film, storage and retrieval of images.

Pediatrics. According to the American College of Emergency Physicians, emergency physicians and nurses treat more than 30 million sick and injured children in U.S. EDs annually. Many of these cases are classified as nonemergent, indicating the growing need for alternative sites for pediatric urgent care. Changing demographics and lifestyles indicate a growing trend in the ability to receive medical care outside of traditional physician office hours. We believe all of these indicators result in a growing demand for freestanding clinics or practice settings which provide after hours care to pediatric patients.

Military Staffing. Demand for healthcare services, including behavioral health services, among military personnel has increased commensurately with growth in the number of military retirees and the use of services by active duty personnel and their dependents. Military Treatment Facilities (MTFs), the direct care delivery component of the Military Health System (MHS) today makes extensive use of permanent civilian contract staffing services due to an inability to recruit and retain sufficient numbers of physicians, nurses and other healthcare professionals. While industry sources project the military permanent medical staffing market to increase from approximately $873 million to $1.1 billion over the next five years, representing a 5% compounded annual growth rate, a significant portion of this growth opportunity may be reserved for small business owners as the government in recent years has demonstrated a bias toward smaller sized companies.

Competitive Strengths

Leading Market Position. We believe we are one of the largest providers of ED staffing and management services in the United States, based upon patient visits and revenue. We are among the top providers of hospital medicine (hospitalist) services in the country and we are a significant provider of contracted staffing of healthcare professionals for military facilities under the U.S. government’s military healthcare system. We believe our ability to spread the cost of our corporate infrastructure over a broad national contract and revenue base generates significant cost efficiencies that are generally not available to smaller competitors. As a full-service provider with a comprehensive understanding of changing healthcare regulations and policies and the management information systems that provide support to manage these changes, we believe we are well positioned to maintain and grow our market share.

Regional Operating Model Supported by a Centralized National Infrastructure. We are a national company serving approximately 530 hospital clients and clinics in 48 states from 13 regionally located operating units. We believe this structure allows us to deliver locally focused service combined with the resources and sophistication of a national organization. Our local presence helps us foster community-based relationships with healthcare facilities, which we believe results in responsive service and high physician retention rates. Our strong relationships in local markets enable us to effectively market our services to both local hospital and military treatment facility administrators, who generally are involved in making decisions regarding contract awards and renewals. Our regional operating units are supported by our centralized national infrastructure, which includes integrated information systems and standardized procedures that we believe enable us to efficiently manage the operations and billing and collections processes. We also provide each of our regional operational sites with centralized staffing support, purchasing economies of scale, payroll administration, coordinated marketing efforts, and risk management. We believe our regional operating model supported by our centralized national infrastructure not only improves productivity and quality of care while reducing the cost of care, but also offers operating leverage to drive economies of scale as we continue to grow.

High Quality Relationships with Clients and Physicians. A key to our success has been our ability to recruit and retain high quality physicians to service our contracts. Our local presence gives us the knowledge to optimally match physicians with our hospitals and their affiliated clinics while our national presence and centralized infrastructure enable us to provide physicians with a variety of attractive client locations, operating flexibility, advanced information and reimbursement systems and standardized procedures. Furthermore, we offer physicians substantial flexibility in terms of geographic location, type of facility, scheduling of work hours, benefit packages and opportunities for relocation and career development. This operating flexibility, combined with fewer administrative burdens on physicians and clients, has resulted in our strong physician and client retention rates of approximately 93% and 98% (each as of December 31, 2009 calculated on a preceding 12 months basis), respectively, for our ED and hospital medicine operations, which we believe to be among the highest in the industry.

Long-Term Relationships Generating Recurring Contractual Revenue. We have long-term relationships with customers under exclusive contracts. Within ED and hospital medicine, we have an approximate 98% annual renewal rate as of December 31, 2009. While our contracts are exclusive in nature with each client facility, they are not contractually long-term (typically three years with rights of termination and extension). We earn our high renewal rate based on our high quality of service and differentiated value proposition to our clients, and as a result, the average tenure for our ED and hospital medicine customers is approximately nine years and our top 50 customers by revenue have an average tenure with us of 13 years. We continue to retain our first two clients who we began serving at the time of our inception in 1979. These long-term relationships have allowed us to generate a recurring revenue stream.

Strong and Stable Financial Profile. One of the important factors that our potential customers evaluate is financial stability. We believe our historically strong financial performance provides us with a competitive advantage in winning new contracts, renewing existing contracts and establishing and maintaining relationships with physicians and hospitals. Our existing customer relationships have generated a diversified revenue stream, with no one customer representing more than 1.7% of our net revenues less provision for uncollectibles for the year ended December 31, 2009. Our operations have generated strong operating cash flow, which provides us with significant financial resources after meeting our capital expenditure needs.

Significant Investment in Proprietary Information Systems and Procedures. Our proprietary information systems link our billing, collections, recruiting, scheduling, credentials coordination and payroll functions among our regional operational sites, allowing our best practices and procedures to be delivered and implemented nationally while retaining the familiarity and flexibility of a regionally-based service provider. We have developed and maintained proprietary integrated, advanced systems that allow us to monitor and improve hospital performance, which we believe increases quality and patient satisfaction. These systems include our Lawson and Hyperion financial accounting and reporting systems, GE Centricity (formerly IDX) Billing System, and our TeamWorks physician database and software package. As a result of these investments and the company-wide application of best practices policies, we believe our average cost per patient billed and average recruiting cost per physician and other healthcare professionals are among the lowest in the industry. The strength of our information systems has enhanced our ability to properly collect patient payments and reimbursements in an orderly and timely fashion and has increased our billing and collections productivity.

Comprehensive and Effective Risk and Claims Management Programs. We have comprehensive risk and claims management programs designed to prevent or minimize medical errors and professional liability claims. These programs include incident reporting and tracking systems, pre-hire testing and screening procedures, staff education, which includes the establishment of a federally qualified Patient Safety Organization, service and review programs, procedures for early intervention in professional liability claims and a risk management quality assurance program. The breadth and depth of our efforts in this area are a critical component of our business strategy and our ability to meet our client retention and acquisition goals. Excluding the favorable effects of adjustments related to prior period reserves, professional liability costs as a percentage of net revenues less provision for uncollectibles have declined every year since our self-insurance program was implemented in 2003, from 6.6% in 2003 to 3.6% in 2009.

Experienced Management Team. Our senior management team has extensive experience in the outsourced physician staffing and administrative services industry and as a group has an average of more than 20 years of experience in the healthcare industry. Our Executive Chairman, H. Lynn Massingale, M.D., co-founded TeamHealth’s predecessor entity in 1979 and has been with TeamHealth ever since. In addition, our senior corporate and regional management team reflects a mix of both physician and non-physician leaders with an average of more than 25 years in the healthcare industry and 13 years of experience with us.

Our Growth Strategies

We intend to utilize our competitive strengths to capitalize on favorable industry trends, including increasing patient volumes, an aging population and increased ED visits, to grow our market share, net revenues, profitability and cash flow by:

Capitalizing on Outsourcing Opportunities to Win New Contracts. As hospitals and other healthcare providers continue to experience pressure from managed care companies and other payers to reduce costs while maintaining or improving their quality of service, we believe hospitals and other contracting parties will increasingly turn to a single source with an established track record of success for outsourced physician staffing and administrative services. We believe we are well-positioned to capitalize on the growth in emergency medicine and our other target outsourcing markets due to our:

•	demonstrated ability to improve productivity, patient satisfaction and quality of care while reducing overall cost to the healthcare facility;

•	successful record of recruiting and retaining high quality physicians and other healthcare professionals;

•	national presence;

•

sophisticated information systems and standardized procedures that enable us to efficiently manage our core staffing and administrative services as well as the complexities of the billing and collections process; and

•	financial strength and resources.

Furthermore, we seek to obtain new contracts that meet our financial targets by:

•	replacing competitors at hospitals that currently outsource their services;

•	obtaining new contracts from healthcare facilities that do not currently outsource; and

•	expanding our present base of military treatment facility contracts by successfully competing for new staffing contracts.

Increasing Revenues from Existing Customers. We have a strong record of achieving growth in revenues from our existing customer base. In 2009 and 2008, our net revenues less provision for uncollectibles from existing contracts, which consist of contracts under management from the beginning of a period through the end of the subsequent period, grew by approximately 5.2% and 4.5% on a year-over-year basis in 2009 and 2008, respectively. We plan to continue to increase revenues from existing customers by:

•	capitalizing on increasing patient volumes;

•	implementing enhanced point of service capture of non-clinical patient data, resulting in improved billing and collection for services rendered;

•	continuing to improve documentation of clinical care delivered, thereby capturing appropriate reimbursement for services provided;

•	negotiating and implementing fee schedule increases, where appropriate;

•	cross-selling additional services within contracted healthcare facilities; and

•	increasing staffing levels and expanding services at current military sites of service to retain patients who might otherwise receive services off-base.

Pursuing Selective Acquisitions. We believe our fragmented industry provides a number of attractive opportunities for acquisitions, as we estimate that approximately 75% of the ED outsourcing market is currently serviced by local and regional groups. Although we believe we are one of the largest providers of outsourced physician staffing and administrative services in the United States, based on revenues and patient visits, our current ED and hospital medicine market shares are less than 10%. We intend to continue to selectively acquire businesses that would enhance both our strategic and competitive positions and believe we are well-positioned to take advantage of, and integrate, acquisition opportunities.

Enhancing Profitability Through Our Operational Focus. Our regional operating units supported by our centralized national infrastructure is designed to continually drive operating leverage, improve efficiencies and align employee incentives to drive our growth. Our information systems and economy of scale allow us to enhance profitability with revenue growth without compromising the quality of operations or clinical care. Furthermore, we believe our consolidated revenue platform and standardized processes related to managed care contracting, billing, coding, collection and compliance have driven a track record of strong revenue cycle management. We also believe our innovative patient safety and risk management initiatives and robust claims management processes have delivered favorable loss trends.

Increasing Revenues From Additional Clinical Areas. We believe we are well-positioned to increase our market share in hospital medicine (hospitalist), anesthesia, locum tenens, radiology, pediatrics and medical call center areas due to our ability to leverage our infrastructure and existing client relationships as well as our recruiting and risk management expertise. We intend to grow our presence in these sectors by adding new clients with whom we do not currently have a relationship and cross-selling these services to our existing clients.

Service Lines

We provide a full range of outsourced physician staffing and administrative services in emergency medicine, inpatient services, anesthesiology, radiology, pediatrics and other hospital-based functions. We also provide a full range of healthcare management services to military treatment facilities. In addition to physician-related services within a military treatment facility setting, we also provide non-physician staffing services to military treatment facilities, including such services as para-professional providers, nursing, specialty technicians and administrative staffing.

Emergency Department. We believe we are one of the largest providers of outsourced physician staffing and administrative services for EDs in the United States, based upon revenues and patient visits. We contract with hospitals to provide qualified emergency physicians, physician assistants and nurse practitioners for their EDs. In addition to the core services of contract management, recruiting, credentials coordination, staffing and scheduling, we provide our client hospitals with enhanced services designed to improve the efficiency and effectiveness of the ED. We have specific programs that apply proven process improvement methodologies to departmental operations. By providing these enhanced services, we believe we increase the value of services we provide to our clients and improve client relations. Additionally, we believe these enhanced services also differentiate us from our competitors in sales situations and improve our chances of being selected in a competitive bidding process. As of December 31, 2009, we independently contracted with approximately 2,500 and employed more than 600 hospital-based emergency physicians.

Inpatient Services (Hospitalist). We provide physician staffing and administrative functions for inpatient services, which include hospital medicine, intensivist and house coverage services. Our inpatient contracts with hospitals are generally on a cost-plus or flat rate basis. We also contract directly with health plans. As of December 31, 2009, we independently contracted with or employed approximately 240 inpatient physicians.

Anesthesiology. We provide outsourced anesthesiology and pain management solutions to hospitals and Ambulatory Surgery Centers on a ‘turn-key’ basis. The services provided by our anesthesiologists and CRNA’s include anesthesia for the full range of surgical subspecialties, including cardiac, pediatric, trauma, ambulatory, orthopedic, general and ear, nose and throat, as well as interventional pain management. We also provide comprehensive administrative oversight and business management of these services, including processes designed to improve the efficiency and effectiveness of the anesthesiology department and the hospital’s surgical services. We believe that this, along with our industry reputation and our focus on high levels of customer service, provide us with key market differentiation. As of December 31, 2009, we independently contracted with or employed approximately 80 anesthesiologists.

Radiology. We provide outsourced radiology physician staffing and administrative services in the United States, both on a fee for service basis and a cost-plus basis. We contract directly with radiology groups and hospitals to provide physician staffing and administrative services. A typical radiology management team consists of clinical professionals, board-certified radiologists that are trained in all modalities, and non-clinical professionals and support staff that are responsible for the recruitment, scheduling, credentialing/privileging, billing and collections functions. A component of our radiology business is teleradiology support services. The customers for these services are typically hospitals, radiologists or radiology groups. The business provides support to our customers from a centralized image transmission location. As of December 31, 2009, we independently contracted with or employed approximately 30 radiologists.

Pediatrics. We provide outsourced pediatric physician staffing and administrative services for general and pediatric hospitals on a fee for service basis. These services include pediatric emergency medicine and radiology, neonatal intensive care, pediatric intensive care, urgent care centers, primary care centers, observation units and inpatient services. We also operate twelve after-hours pediatric urgent care centers in Florida. We have experienced growth of our contracts and centers and net revenues less provision for uncollectibles in our outsourced pediatric physician staffing and administrative services business due primarily to new contract sales and acquisitions, the establishment of new centers, and, to a lesser extent, rate increases on existing contracts.

Temporary Staffing. We provide temporary staffing (locum tenens) of physicians and paraprofessionals to hospitals and other healthcare organizations through our subsidiary Daniel and Yeager, Inc., or D&Y. Specialties placed through D&Y include hospitalists, primary care, radiology, anesthesiology and psychiatry, among others. Revenues from these services are generally derived from a standard contract rate based upon the type of service provided. D&Y’s customers include hospitals, military treatment facilities and medical groups.

Primary Care Clinics and Occupational Medicine. We provide primary care staffing and administrative services in stand-alone primary care clinics and in clinics located on the work-site of industrial clients. While such clinics are not a primary focus of our business, they are complementary to our hospital clients’ interests. We generally contract with hospitals or industrial employers to provide cost-effective, high quality primary care physician staffing and administrative services.

Other Non-Physician Staffing Services. Other non-physician staffing services, including such services as nursing, specialty technician and administrative staffing, are provided primarily in military treatment facilities.

These services are currently provided on an hourly contract basis. Net revenues less provision for uncollectibles derived from such non-physician staffing services were approximately 8% of our revenues less provision for uncollectibles in both 2009 and 2008.

Medical Call Center Services. Through our subsidiary, TeamHealth Medical Call Center, we provide medical call center services to hospitals, physician groups and managed care organizations. Our 24-hour medical call center is staffed by registered nurses and specially trained telephone representatives with back-up support from practicing physicians.

The services provided by TeamHealth Medical Call Center include:

•	physician after-hours call coverage;

•	community nurse lines;

•	ED advice calls;

•	physician referral;

•	class scheduling;

•	appointment scheduling; and

•	web response.

In addition, the TeamHealth Medical Call Center can provide our ED clients with outbound follow-up calls to patients who have been discharged from an ED. We believe this service results in increased patient satisfaction and decreased liability for the hospital.

The TeamHealth Medical Call Center is one of the few call centers nationwide that is accredited by the Utilization Review Accreditation Committee, an independent nonprofit organization that provides accreditation and certification programs for call centers.

Contractual Arrangements

We earn revenues from both fee for service arrangements and from flat-rate or hourly contracts. Neither form of contract requires any significant financial outlay, investment obligation or equipment purchase by us other than the professional expenses and administrative support costs associated with obtaining and staffing the contracts and the associated cost of working capital for such investments.

Our contracts with hospitals generally have terms of three years. Our present contracts with military treatment facilities are generally for one year. Both types of contracts often include automatic renewal options under similar terms and conditions unless either party gives notice to the other of an intent not to renew. Despite the fact that most contracts are terminable by either party upon notice of as little as 90 days, the average tenure of our existing ED and hospital medicine contracts is approximately nine years. The termination of a contract is usually due to either an award of the contract to another staffing provider as a result of a competitive bidding process or the termination of the contract by us due to a lack of an acceptable profit margin on fee for service patient volumes coupled with inadequate contract subsidies. Less frequently, contracts may be terminated as a result of a hospital facility closing due to facility mergers or a hospital attempting to insource the services being provided by us.

Hospitals. We provide outsourced physician staffing and administrative services to hospitals under fee for service contracts, flat-rate contracts and cost-plus contracts. Hospitals entering into fee for service contracts agree, in exchange for granting exclusivity to us for such services, to authorize us to bill and collect the professional component of the charges for such professional services. Under the fee for service arrangements, we bill patients and third-party payers for services rendered. Depending on the underlying economics of the services provided to the hospital, including its payer mix, we may also receive supplemental revenue from the hospital. In a fee for service arrangement, we accept responsibility for billing and collections.

Under flat-rate contracts, the hospital usually performs the billing and collection services of the professional component and assumes the risk of collectibility. In return for providing the physician staffing and administrative services, the hospital pays us a contractually negotiated fee, often on an hourly basis. Under cost-plus contracts, the hospital typically reimburses us the amount of our total costs incurred in providing physicians and mid-level practitioners to perform the professional services, plus an agreed upon administrative management fee, less our billings and collections of the professional component of the charges for such professional services.

Military Treatment Facilities. Our present contracts to provide staffing for military treatment facilities generally provide such staffing on an hourly or fee basis.

Physicians. We contract with physicians as independent contractors or employees to provide the professional services necessary to fulfill our contractual obligations to our hospital clients. We typically pay physicians: (1) an hourly rate for each hour of coverage provided at rates comparable to the market in which they work; (2) a productivity-based payment such as a relative value unit, or RVU, based payment or (3) a combination of both a fixed rate and a productivity-based payment. The hourly rate varies depending on whether the physician is independently contracted or an employee. Independently contracted physicians are required to pay a self-employment tax, social security, and workers’ compensation insurance premiums. In contrast, we pay these taxes and expenses for employed physicians. See “Risk Factors—Risks Related to Our Business—A reclassification of our independent contractor physicians by tax authorities could require us to pay retroactive taxes and penalties which could have a material adverse effect on us.”

Our contracts with physicians generally have automatic renewal provisions and can be terminated at any time under certain circumstances by either party without cause, typically upon 90 to 180 days notice. Our physician contracts may also be terminated immediately for cause by us under certain circumstances. In addition, we have generally required physicians to sign non-competition and non-solicitation agreements. Although the terms of our non-competition and non-solicitation agreements vary from physician to physician, they generally restrict the physician for 2 years after termination from divulging confidential information, soliciting or hiring our employees and physicians, inducing termination of our agreements, competing for and/or soliciting our clients and, in limited cases, providing services in a particular geographic region. As of December 31, 2009, we had working relationships with more than 3,600 physicians, of which approximately 2,900 were independently contracted. See “Risk Factors—Risks Related to Our Business—If we are not able to successfully recruit and retain qualified physicians and nurses to serve as our independent contractors or employees, our net revenues could be adversely affected.”

Other Healthcare Professionals. We provide para-professionals, nurses, specialty technicians and administrative support staff on a long-term contractual basis to military treatment facilities. These healthcare professionals under our current military staffing contracts are compensated on an hourly or fee basis. As of December 31, 2009, we employed or contracted with approximately 2,300 other healthcare professionals.

Services

We provide a full range of outsourced physician and non-physician healthcare professional staffing and administrative services, including the following:

Contract Management. Our delivery of services for a clinical area of a healthcare facility is led by an experienced contract management team of clinical and other healthcare professionals. The team usually includes a regional medical director, an on-site medical director and a client services manager. The on-site medical director is a physician with the primary responsibility of coordinating the physician component of a clinical area of the facility. The medical director works with the team, in conjunction with the nursing staff and private medical staff, to improve clinical quality and operational effectiveness. Additionally, the medical director works closely with the regional operating unit’s operations staff to meet the client’s ongoing recruiting and staffing needs.

Staffing. We provide a full range of staffing services to meet the unique needs of each healthcare facility. Our dedicated clinical teams include qualified, career-oriented physicians and other healthcare professionals responsible for the delivery of high quality, cost-effective care. These teams also rely on managerial personnel, many of whom have clinical experience, who oversee the administration and operations of the clinical area. As a result of our staffing services, healthcare facilities can focus their efforts on improving their core business of providing healthcare services for their communities as opposed to recruiting and managing physician staffing. We also provide temporary staffing services of physicians and other healthcare professionals to healthcare facilities on a national basis.

Recruiting. Many healthcare facilities lack the resources necessary to identify and attract specialized, career-oriented physicians. We have a staff of more than 80 professionals dedicated to the recruitment of qualified physicians and other clinicians. These professionals are regionally located and focus on matching qualified, career-oriented physicians with healthcare facilities. Common recruiting methods include the use of our proprietary national physician database, attendance at trade shows, the placement of website and professional journal advertisements, telemarketing efforts, and referrals from our existing providers.

We have committed significant infrastructure and personnel to the development of a proprietary national physician database to be shared among our regional operating units. This database is utilized at all of our operating units. Recruiters contact prospects through telemarketing, direct mail, conventions, journal advertising and our Internet site to confirm and update physicians’ information. Prospects expressing interest in one of our practice opportunities then provide more extensive background on their training, experience, and references, all of which are added to our database. Our goal is to ensure that the practitioner is a good match with both the facility and the community before proceeding with an interview.

Credentials Coordination. We gather primary source information regarding physicians to facilitate the review and evaluation of physicians’ credentials by the healthcare facility.

Scheduling. Our scheduling department assists the on-site medical directors in scheduling physicians and other healthcare professionals within the clinical area on a monthly basis.

Payroll Administration and Benefits. We provide payroll administration services for the physicians and other healthcare professionals with whom we contract. Our clinical employees benefit significantly from our ability to aggregate physicians and other healthcare professionals to negotiate more favorable employee benefit packages and to provide professional liability coverage at lower rates than many hospitals or physicians could negotiate individually. Additionally, healthcare facilities benefit from the elimination of the overhead costs associated with the administration of payroll and, where applicable, employee benefits.

Information Systems. We have invested in advanced information systems and proprietary software packages designed to assist hospitals in lowering administrative costs while improving the efficiency and productivity of a clinical area. These systems include TeamWorks, our national physician database and software package that facilitates the recruitment and retention of physicians and supports our contract requisition, credentials coordination, automated application generation, scheduling and payroll operations.

The strength of our electronic billing system and other information systems has enhanced our ability to properly collect patient payments and reimbursements in an orderly and timely fashion and has increased our billing and collections productivity. As a result of our investments in information systems and the company-wide application of operational best practices policies, we believe our average cost per patient billed and average recruiting cost per physician and other healthcare professionals are among the lowest in the industry.

Billing and Collections. Our billing and collection services are a critical component of our business. Our fee for service billing and collections operations are conducted at one of three billing locations and operate on a uniform billing system using a state of the art billing and accounts receivable software package with comprehensive reporting capabilities. We are able to maintain fee schedules that vary for the level of care rendered and to apply contractually agreed upon allowances (in the case of commercial and managed care insurance payers) and reimbursement policy parameters (in the case of governmental payers) to allow us to process payer reimbursements at levels that are less than the gross charges resulting from our fee schedules. Our billing system calculates the contractual allowances at the time of processing of third-party payer remittances. The contractual allowance calculation is used principally to determine the propriety of subsequent third-party payer payments. The nature of emergency care services and the requirement to treat all patients in need of such care and often times under circumstances where complete and accurate billing information is not readily available at the time of discharge, precludes the use of our billing system to accurately determine contractual allowances for financial reporting purposes. As a result, management estimates net revenues less provision for uncollectibles, which is our revenue estimated to be collected after considering our contractual allowance obligations and our estimates of doubtful accounts, as further discussed in detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We have interfaced a number of other software systems with our billing system to further improve productivity and efficiency. Foremost among these is an electronic registration interface that has the capability to gather registration information directly from a hospital’s management information system. Additionally, we have invested in electronic submission of claims and remittance posting, as well as electronic chart capture, workflow, and online coding. These programs have resulted in lower labor and postage expenses. At the present time, approximately 99% of our over seven million fee for service annual patient visits are processed by one of our three billing locations.

We also operate an internal collection agency. Substantially all collection placements generated from our billing locations are sent to the agency. Comparative analysis has shown that the internal collection agency is more cost effective than the use of outside agencies and has improved the collectibility of existing placements. Our advanced comprehensive billing and collection systems allow us to have full control of accounts receivable at each step of the process.

Risk Management. Through our risk management staff, quality assurance staff and our medical directors, we conduct an aggressive risk management program for loss prevention and early intervention. We are proactive in promoting early reporting, evaluation and resolution of serious incidents that may evolve into claims or suits. Our risk management function is designed to prevent or minimize medical professional liability claims and includes:

•	incident reporting systems through which we monitor errors that may potentially become claims;

•	tracking/trending the cause of errors and claims looking for preventable sources of erroneous medical treatment or decision-making;

•	risk management quality improvement programs;

•	physician education and service programs, including peer review and monitoring and the provision of more than 127,000 hours of Category I continuing medical education credits in 2009;

•	collection of loss prevention information enabling providers to review current topics in medical care at their convenience; and

•	early intervention in potential professional liability claims.

In addition, during 2007, we completed the conversion of our risk management database over to one of the most comprehensive risk management information systems on the market. We use this information system to enhance our physician risk management assessments, malpractice claims/litigation management and the analysis of claims data to identify loss patterns/trends. The collection and analysis of claims data enables us to evaluate losses and target risk management intervention to proactively address potential liability exposures.

Patient Safety Organization. We have established a federally qualified Patient Safety Organization, or PSO, whose mission is to improve patient care by conducting quality and safety analyses. Through federal protections of legal privilege and confidentiality, which are authorized by the Patient Safety and Quality Improvement Act of 2005, the TeamHealth PSO creates a secure environment that enables professional analyses of clinical issues so that best practices can be developed and shared in a confidential environment that fosters a culture of continuous quality improvement in patient care and safety.

Continuing Medical Education Services. The TeamHealth Institute for Education and Patient Safety is fully accredited by the Accreditation Council for Continuing Medical Education, the American Nurses Credentialing Center. This allows us to grant our physicians and nurses continuing medical education credits for both externally and internally developed educational programs at a lower cost than if such credits were earned through external programs. In addition to providing life support certification courses, we have designed a series of client support seminars entitled Successful Customer Relations and Beyond Clinical Competence for physicians, nurses and other personnel to learn specific techniques for becoming effective communicators and delivering top-quality customer service. These seminars help the clinical team sharpen its customer service skills, further develop communication skills and provide techniques to help deal with people in many critical situations.

Consulting Services. We have a long history of providing outsourced physician staffing and administrative services to healthcare facilities and, as a result, have developed an extensive knowledge of the operations of certain areas of the facilities we service. As such, we provide consulting services to our contracted healthcare facilities to improve the productivity, quality and cost of care delivered by them. These services include:

•

Process improvement. We have developed a number of programs designed to track patient flow and identify operating inefficiencies. To rectify such inefficiencies, we have developed patient throughput and other processes to expedite patient care in the hospital ED and urgent care center by separating patients who can be treated in a short period of time from patients who have more serious or time-consuming problems. These patients, once identified through appropriate triage categorization, are examined and treated in a separate area of the hospital ED or urgent care center known as the Fast Track, controlled by its own staff and operational system. We have substantial experience in all phases of development and management of patient throughput programs, including planning, equipping, policy and procedure development and staffing.

•

Quality improvement. We provide a quality improvement program designed to assist healthcare facilities in maintaining a consistent level of high quality care. We periodically measure the performance of our services at the healthcare facilities, based on a variety of benchmarks, including patient volume, quality indicators and patient satisfaction. This program is typically integrated into our process improvement program to ensure seamless delivery of high quality, cost-effective care.

•

Managed care contracting. We have developed extensive knowledge of the treatment protocols and related documentation requirements of a variety of managed care payers. As a result, we often participate in the negotiation of managed care contracts to make those managed care relationships effective for patients, payers, physicians and hospitals. We provide managed care services in the areas of contracting, negotiating, reimbursement analysis/projections, payer/hospital relations, communications and marketing. We have existing managed care agreements with health maintenance organizations, preferred provider organizations and integrated delivery systems for commercial, Medicaid and Medicare products. While the majority of our agreements with payers continue to be traditional fee for service contracts, we are experienced in providing managed, prepaid healthcare to enrollees of managed care plans.

•

Nursing services. We maintain highly regarded, experienced nurse consultants on our client support staff. These nurse consultants provide assistance to nurse managers and medical directors of the client healthcare facility on a variety of issues, including risk management and overall performance improvement. In addition, the nurse consultants are available to make site visits to client facilities on request to assess overall operations, utilization of personnel and patient flow.

Sales and Marketing

Contracts for outsourced physician staffing and administrative services are generally obtained either through direct selling efforts or requests for proposals. We have a team of sales professionals located throughout the country. Each sales professional is responsible for developing sales opportunities for the operating unit in their territory. In addition to direct selling, the sales professionals are responsible for working in concert with the regional operating unit president and corporate development personnel to respond to requests for proposals or to take other steps to develop new business relationships.

Although practices vary, healthcare facilities generally issue a request for proposal with demographic information of the facility department, a list of services to be performed, the length of the contract, the minimum qualifications of bidders, the selection criteria and the format to be followed in the bid. Supporting the sales professionals is a fully integrated marketing campaign comprised of a telemarketing program, an internet website, journal advertising, direct mail, conventions/trade shows, online campaigns and lead referral program.

Operations

We currently have seven principal service lines located at 13 regional sites. Our regional sites are listed in the table below. The ED units are managed by senior physician and business leaders with profit and loss accountability and the responsibility for pricing new contracts, recruiting and coordinating the schedules of physicians and other healthcare professionals, marketing locally and conducting day-to-day operations. The management of corporate functions such as accounting, payroll, billing and collection, capital spending, information systems and legal are centralized.

Name	Location	Principal Services
After Hours Pediatrics	Tampa, FL	Pediatrics
Anesthetix of TeamHealth	Palm Beach Gardens, FL	Anesthesia
Daniel and Yeager	Huntsville, AL	Locum Tenens
Health Care Financial Services of TeamHealth	Knoxville, TN	Billing
Northwest Emergency Physicians of TeamHealth	Seattle, WA	ED/Hospital Medicine
Spectrum Healthcare Resources	St. Louis, MO	Military Staffing
TeamHealth Atlantic	Knoxville, TN	ED/Hospital Medicine
TeamHealth East	Woodbury, NJ	ED/Hospital Medicine
TeamHealth Midsouth	Knoxville, TN	ED/Hospital Medicine
TeamHealth Midwest	Middleburg Heights, OH	ED/Hospital Medicine
TeamHealth Radiology	Knoxville, TN	Radiology
TeamHealth Southeast	Plantation, FL	ED/Hospital Medicine
TeamHealth West	Pleasanton, CA	ED/Hospital Medicine

We require the physicians with whom we contract to obtain professional liability insurance coverage. For our independently contracted physicians, we typically arrange for, and for our employed providers, we typically provide for, claims-made coverage with per incident and annual aggregate per physician limits and per incident and annual aggregate limits for various corporate entities. These limits are deemed appropriate by management based upon historical claims, the nature and risks of the business and standard industry practice.

Beginning in 2003, we began providing for a significant portion of our professional liability loss exposures through the use of a captive insurance company and through greater utilization of self-insurance reserves. We base a substantial portion of our provision for professional liability losses on periodic actuarial estimates of such losses.

We are usually obligated to arrange for the provision of tail coverage for claims against our clinicians for incidents that are incurred but not reported during periods for which the related risk was covered by claims- made insurance. With respect to those clinicians for whom we are obligated to provide tail coverage, we accrue professional liability reserves based on the actuarial estimates of such incurred but not reported claims.

We also maintain general liability, vicarious liability, automobile liability, property, directors and officers and other customary coverages in amounts deemed appropriate by management based upon historical claims and the nature and risks of the business.

Employees and Independent Contractors

As of December 31, 2009, we had approximately 5,900 employees, of which approximately 3,000 worked in billing and collections, operations and administrative support functions, more than 700 were physicians and approximately 2,200 were other healthcare providers. In addition, we had agreements with approximately 3,000 independent contractors, of whom approximately 2,900 were physicians.

Competition

The market for outsourced ED staffing and management services is highly fragmented. There are approximately 4,600 community hospitals with EDs in the United States. We believe that approximately 33% of hospitals with EDs choose to employ the emergency physician group. The remaining approximate 67% outsource to a national, regional or local emergency physician group. Of these hospitals that outsource, we believe approximately 52% contract with a local provider, approximately 23% contract with a regional provider and approximately 25% contract with a national provider.

We believe Emergency Medical Services Corporation has one of the largest shares of the ED services market based upon revenues. There are several smaller companies that provide outsourced ED services and that operate in multiple states.

We believe we compete effectively in our industry for outsourced physician and other healthcare staffing and administrative services based, among other things, on:

•	our ability to improve department productivity and patient satisfaction while reducing overall costs;

•	the breadth of staffing and management services we offer;

•	our ability to recruit and retain qualified physicians, technicians and nurses;

•	our billing and reimbursement expertise;

•	our reputation for compliance with state and federal regulations; and

•	our financial stability.

Regulatory Matters

General. As a participant in the healthcare industry, our operations and relationships with healthcare providers such as hospitals are subject to extensive and increasing regulations by numerous federal and state governmental entities as well as local governmental entities. The management services provided by us under contracts with hospitals and other clients include:

•

the identification and recruitment of physicians and other healthcare professionals for the performance of emergency medicine, hospital medicine, anesthesiology, radiology and other services at hospitals, outpatient imaging facilities and other facilities;

•	utilization review of services and administrative overhead;

•	scheduling of staff physicians and other healthcare professionals who provide clinical coverage in designated areas of healthcare facilities; and

•	administrative services such as billing and collection of fees for professional services.

All of the above services are potentially subject to scrutiny and review by federal, state and local governmental entities and are subject to the rules and regulations promulgated by these governmental entities. Specifically, but without limitation, the following laws and regulations may affect our operations and contractual relationships:

Laws Regarding Licensing and Certification. We and our affiliated physicians are subject to various federal, state and local licensing and certification laws and regulations and accreditation standards and other laws relating to, among other things, the adequacy of medical care, equipment, personnel and operating policies and procedures. We are also subject to periodic inspection by governmental and other authorities to assure continued compliance with the various standards necessary for licensing and accreditations. We are pursuing the steps we believe we must take to retain or obtain all requisite operating authorities.

State Laws Regarding Prohibition of Corporate Practice of Medicine and Fee Splitting Arrangements. The laws and regulations relating to our operations in 48 states vary from state to state and many states prohibit general business corporations, as we are, from practicing medicine, controlling physicians’ medical decisions or engaging in some practices such as splitting professional fees with physicians. We believe that we are in substantial compliance with state laws prohibiting the corporate practice of medicine and fee-splitting. We currently employ or contract with providers or physician-owned professional corporations to provide outsourced staffing and administrative services to healthcare facilities in the 48 states in which we provide services. Other parties may assert that, despite the way we are structured, TeamHealth could be engaged in the corporate practice of medicine or unlawful fee-splitting. Were such allegations to be asserted successfully before the appropriate judicial or administrative forums, we could be subject to adverse judicial or administrative penalties, certain contracts could be determined to be unenforceable and we may be required to restructure our contractual arrangements. The laws of other states, including Florida, where we derived approximately 16% of our net revenues less provision for uncollectibles in 2008, do not prohibit non-physician entities from employing physicians to practice medicine but may retain a ban on some types of fee-splitting arrangements.

Debt Collection Regulation. Some of our operations are subject to compliance with the Fair Debt Collection Practices Act and comparable statutes and licensure in many states. Under the Fair Debt Collection Practices Act, a third-party collection company is restricted in the methods it uses in contacting consumer debtors and eliciting payments with respect to placed accounts. Requirements under state collection agency statutes vary; however, most require compliance similar to that required under the federal Fair Debt Collection Practices Act. We believe that we are in substantial compliance with the federal Fair Debt Collection Practices Act and comparable state statutes.

Anti-Kickback Statutes. We are subject to the federal healthcare fraud and abuse laws including the Anti-Kickback Statute. The Anti-Kickback Statute under section 1128B(b) of the SSA prohibits the knowing and willful offer, payment, solicitation or receipt of any bribe, kickback, rebate or other remuneration in return for referring an individual or to induce the referral of an individual to a person for the furnishing (or arranging for the furnishing) of any item or service, or in return for the purchasing, leasing, ordering, or arranging for or recommending the purchasing, leasing, or ordering of any good, facility, service, or item for which payment may be made, in whole or in part, by a federal healthcare program. These fraud and abuse laws define federal healthcare programs to include plans and programs that provide health benefits, whether directly, through insurance, or otherwise, that are funded directly by the United States government or any state healthcare program other than the Federal Employee Health Plan. These programs include Medicare and Medicaid and the U.S. government’s military healthcare system, among others. Violations of the Anti-Kickback Statute may result in civil and criminal penalties and exclusion from participation in federal and state healthcare programs.

As authorized by Congress, the OIG has issued safe harbor regulations that immunize from prosecution certain business arrangements under the Anti-Kickback Statute. The fact that a given business arrangement does not fall within one of these safe harbor provisions does not render the arrangement illegal, but business arrangements of healthcare service providers that fail to satisfy the applicable safe harbor criteria are reviewed based upon a facts and circumstances analysis to determine whether a violation may have occurred. Some of the financial arrangements that we may maintain may not meet all of the requirements for safe harbor protection. The authorities that enforce the Anti-Kickback Statute may in the future determine that one or more of these financial arrangements violate the Anti-Kickback Statute or other federal or state laws. A determination that a financial arrangement violates the Anti-Kickback Statute could subject us to liability under the Social Security Act, including criminal and civil penalties, as well as exclusion from participation in government programs such as Medicare and Medicaid or other federal healthcare programs. In addition, an increasing number of states in which we operate have laws that prohibit some direct or indirect payments, similar to the Anti-Kickback Statute, if those payments are designed to induce or encourage the referral of patients to a particular provider. Possible sanctions for violation of these restrictions include exclusion from state-funded healthcare programs, loss of licensure, and civil and criminal penalties. Statutes vary from state to state, are often vague, and may not have been interpreted by courts or regulatory agencies.

In order to obtain additional clarification on the federal Anti-Kickback Statute, a provider can obtain written interpretative advisory opinions from the OIG regarding existing or contemplated transactions. Advisory opinions are binding as to the Department of Health and Human Services, or HHS, but only with respect to the requesting party or parties. The advisory opinions are not binding as to other governmental agencies (e.g., the Department of Justice) and certain matters (e.g., whether certain payments made in conjunction with conduct seeking to meet certain safe harbor protections are at fair market value) are not within the purview of an advisory opinion.

In 1998, the OIG issued an advisory opinion in which it concluded that a proposed management services contract between a medical practice management company and a physician practice, which provided that the management company would be reimbursed for the fair market value of its operating services and its costs and paid a percentage of net practice revenues, may constitute illegal remuneration under the federal Anti-Kickback Statute. The OIG’s analysis focused on the marketing activities conducted by the management company and concluded that the management services arrangement described in the advisory opinion included financial incentives to increase patient referrals, contained no safeguards against over utilization, and included financial incentives that increased the risk of abusive billing practices. We believe that our contractual relationships with hospitals and physicians are distinguishable from the arrangement described in this advisory opinion with regard to both the types of services provided and the risk factors identified by the OIG. We provide outsourced physician staffing and administrative services to hospitals and other healthcare providers through contractual arrangements with physicians and hospitals. In some instances, we may enter into a contractual arrangement that provides that, as compensation for staffing a hospital department, we will receive a percentage of charges generated by the physician services rendered to patients seeking treatment in that department. However, the nature of our business distinguishes us from the management company in the advisory opinion. We do not perform marketing or any other management services for the hospital or the physicians by which we can influence the number of patients who seek treatment at the hospital department and thereby increase the compensation received by us from the hospital or paid by us to physicians. Additionally, in any percentage compensation arrangement we have with a hospital, the compensation paid to us by that hospital takes into account only the professional services rendered by our physicians and does not contain financial incentives to increase the referrals of patients by our physicians to the hospital for hospital services. Nevertheless, we cannot assure you that OIG, the Department of Justice or other federal regulators will not be able to successfully challenge our arrangements under the federal Anti-Kickback Statute in the future.

Additionally, we are subject to state statutes and regulations that prohibit, among other things, payments for referral of patients. Violations of these state laws may result in prohibition of payments for services rendered, loss of licenses, fines and criminal penalties. We cannot assure you that state regulators will not successfully challenge our arrangements under state anti-kickback statutes.

Physician Self-Referral Laws. Our contractual arrangements with physicians and hospitals may implicate the federal physician self-referral statute commonly known as the Stark Law. The Stark Law prohibits the referral of Medicare and Medicaid “designated health services” to an entity if the physician or a member of such physician’s immediate family has a “financial relationship” with the entity, unless an exception applies.

The Stark Law provides that the entity that renders the “designated health services” may not present or cause to be presented a claim for “designated health services” furnished pursuant to a prohibited referral. A person who engages in a scheme to circumvent the Stark Law’s prohibitions may be fined up to $100,000 for each applicable arrangement or scheme. In addition, anyone who presents or causes to be presented a claim in violation of the Stark Law is subject to payment denials, mandatory refunds, monetary penalties of up to $15,000 per service, an assessment of up to three times the amount claimed, and possible exclusion from participation in federal healthcare programs.

The term “designated health services” includes services commonly performed or supplied by hospitals (including inpatient and outpatient hospital services and diagnostic radiology and radiation therapy services and supplies) or medical clinics for which we provide physician staffing. In addition, the term “financial relationship” is broadly defined to include any direct or indirect ownership or investment interest or compensation arrangement. There are a number of exceptions to the self-referral prohibition, including exceptions for many of the customary financial arrangements between physicians and providers, such as employment contracts, leases, professional services agreements, non-cash gifts having a value less than $300 and recruitment agreements. On January 4, 2001, CMS issued a final rule, subject to a comment period, intended to clarify parts of the Stark Law and some of the exceptions to it. The majority of the regulations contained in this rule became effective on or before January 4, 2002. On March 26, 2004, CMS issued an interim final rule intended to clarify certain portions of the Stark Law. These rules, known as “phase two” of the Stark Law, became effective July 26, 2004. Subsequently, on September 5, 2007, CMS issued “phase three” of the Stark Law to finalize and clarify “phase two” regulations. The “phase three” regulations became effective on December 4, 2007.

Phase two and phase three regulations clarified certain requirements of the Stark Law. Since the phase three regulations became effective, a number of additional proposed modifications were issued separately from the Stark Law regulations in the 2009 MPFS, and 2009 Inpatient Prospective Payment System regulations, or 2009 IPPS. The 2009 MPFS included provisions related to the anti-markup rule (related to purchased interpretations) that became effective on January 1, 2009. In addition, CMS elected to adopt a number of clarifications and changes in the 2009 IPPS regulations, which include eliminating the unit of service arrangements for leases of office space and equipment, further restricting percentage-based compensation and “under arrangement” services, and modifying signature requirements with respect to physician lease and service contracting. Additionally, CMS contemplates future rulemaking and further clarification. This evolving body of regulations, or the adoption of new federal or state laws or regulations, could affect many of the arrangements entered into by each of the hospitals with which we contract. In addition, courts, Congress, and law enforcement authorities, including the OIG, are increasing the scrutiny of arrangements between healthcare providers and potential referral sources to ensure that the arrangements are not designed as a mechanism to improperly pay for patient referrals and/or other business.

In addition, a number of the states in which we operate have similar prohibitions on physicians’ self-referrals. These state prohibitions may differ from the Stark Law’s prohibitions and exceptions. Violations of these state laws may result in prohibition of payment for services rendered, loss of licenses, fines, and criminal penalties. State statutes and regulations also may require physicians or other healthcare professionals to disclose to patients any financial relationship the physicians or healthcare professionals have with a healthcare provider that is recommended to the patients. These laws and regulations vary significantly from state to state, are often vague and, in many cases, have not been interpreted by courts or regulatory agencies. Exclusions and penalties, if applied to us, could result in significant loss of reimbursement to us, thereby significantly affecting our financial condition.

Other Healthcare Fraud and Abuse Laws. Our arrangements and operations may implicate other healthcare fraud and abuse laws, including federal and certain state laws related to false claims. For example, section 1128B of SSA, commonly referred to as the Federal False Claims Act, imposes criminal liability on individuals who or entities that knowingly and willfully make or cause to be made any false statement of material fact in any application for any payment, or for use in determining rights to such payment, under a federal healthcare program. The statute also sets forth other specific activities that constitute the submission of false statements or representations. A violation of such section by a healthcare provider is a felony, and may result in fines up to $25,000 and exclusion from participation in federal healthcare programs.

The Federal False Claims Act imposes civil liability on individuals and entities that submit or cause to be submitted false or fraudulent claims for payment to the government. On May 20, 2009, the Fraud Enforcement and Recovery Act, or FERA, an act designated to overhaul the False Claims Act, was enacted. FERA greatly expanded the reach of the False Claims Act by eliminating the prior requirement that a false claim be presented to a federal official, or that that such a claim directly involve federal funds. The new law clarifies that liability attaches whenever an individual or entity makes a false claim to obtain money or property, any part of which is provided by the government, without regard to whether the individual or entity makes such claim directly to the federal government. Consequently, under FERA, liability attaches when such false claim is submitted to an agent acting on the government’s behalf or with a third party contractor, grantee or other recipient of such federal money or property. Additionally, under FERA, individuals and entities violate the Federal False Claims Act by knowingly retaining historic improper payments even if the individual or entity did not make claim for such payments. Violations of the Federal False Claims Act may include treble damages and penalties of up to $11,000 per false or fraudulent claim.

In addition to actions being brought under the Federal False Claims Act by government officials, the Federal False Claims Act also allows a private individual with direct knowledge of fraud to bring a whistleblower or qui tam lawsuit on behalf of the government for violations of the Federal False Claims Act. In that event, the whistleblower is responsible for initiating a lawsuit that sets in motion a chain of events that may eventually lead to the recovery of money by the government. The Federal False Claims Act and FERA extend broad protections to whistleblowers that prohibit entities from demoting, harassing, terminating or otherwise retaliating against whistleblowers for making Federal False Claims Act allegations.

After the whistleblower has initiated the lawsuit, the government must decide whether to intervene in the lawsuit and to become the primary prosecutor and the whistleblower will receive up to 25% of the government’s award in a successful lawsuit or settlement. In the event the government declines to join the lawsuit, the whistleblower plaintiff may choose to pursue the case alone, in which case the whistleblower will have primary control over the prosecution, although the government must be kept apprised of the progress of the lawsuit and will still receive at least 70% of any recovered amounts. In return for bringing a whistleblower lawsuit on the government’s behalf, the whistleblower plaintiff receives a statutory amount of up to 30% of the recovered amount from the government’s litigation proceeds if the litigation is successful or if the case is successfully settled. Violations of the Federal Anti-Kickback Statute and the Stark Law have also been used by prosecutors as a basis for Federal False Claims Act liability.

In addition to the Federal False Claims Act, several states and the District of Columbia have enacted false claims laws that allow the recovery of money that was fraudulently obtained by a healthcare provider from the state, such as Medicaid funds provided by the state, or, in some cases, from private payers, and assess other fines and penalties.

In addition to the Federal False Claims Act, under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, there are five additional federal criminal statutes: “healthcare fraud,” “false statements relating to healthcare matters,” “theft or embezzlement in connection with healthcare,” “obstruction of criminal investigations of healthcare offenses,” and “laundering of monetary instruments.” These HIPAA criminal statutes encompass fraud against private payers. Violations of these statutes constitute felonies and may result in fines, imprisonment, and/or exclusion from government-sponsored programs. The “healthcare fraud” provisions of HIPAA prohibit knowingly and willfully executing a scheme or artifice to defraud any healthcare benefit program, including private payers. The “false statements” provisions of HIPAA prohibit knowingly and willfully falsifying, concealing or covering up a material fact by any trick, scheme or device or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services.

In addition to criminal and civil monetary penalties, healthcare providers that are found to have defrauded the federal or state healthcare programs may be excluded from participation in government healthcare programs. Providers that are excluded are not entitled to receive payment under Medicare, or other federal and state healthcare programs for items or services provided to program beneficiaries. Exclusion for a minimum of five years is mandatory for a conviction with respect to the delivery of a healthcare item or service. The presence of aggravating circumstances in a case can lead to a longer period of exclusion. The OIG also has the discretion to exclude providers for certain conduct even absent a criminal conviction. Such conduct includes participation in a fraud scheme, the payment or receipt of kickbacks, and failing to provide services of a quality that meets professionally recognized standards.

The federal government has made a policy decision to significantly increase the financial resources allocated to enforcing the general fraud and abuse laws. In addition, private insurers and various state enforcement agencies have increased their level of scrutiny of healthcare claims in an effort to identify and prosecute fraudulent and abusive practices in the healthcare area. We are subject to these increased enforcement activities and may be subject to specific subpoenas and requests for information.

Administrative Simplification and the Transactions, Privacy and Security Rules. HIPAA mandates the adoption of standards for the exchange of electronic health information in an effort to encourage overall administrative simplification and enhance the effectiveness and efficiency of the healthcare industry. Ensuring privacy and security of patient information was one of the key factors behind the legislation.

In August 2000, HHS issued final regulations establishing electronic transaction standards that healthcare providers must use when submitting or receiving certain healthcare data electronically. Most affected entities, including us, were required to comply with these regulations by October 16, 2002 or request an extension to comply with these regulations by October 16, 2003 from CMS. We received confirmation from CMS of CMS’s receipt of our request and were therefore required to comply with these regulations by October 16, 2003. On October 16, 2003, CMS implemented a HIPAA contingency plan to permit providers to temporarily submit electronic Medicare claims in a non-standard format. CMS terminated the contingency plan effective October 1, 2005. We have completed the necessary actions to comply with the new standards and transmit data in the standardized format to health plans that are able to accept the format.

In December 2000, HHS issued final regulations concerning the privacy of healthcare information that were subsequently clarified in August 2002. These regulations regulate the use and disclosure of individuals’ healthcare information, whether communicated electronically, on paper or verbally. Most affected entities, including us, were required to comply with these regulations by April 2003. The regulations also provide patients with significant new rights related to understanding and controlling how their health information is used or disclosed. We adopted privacy policies for our covered entity activities and entered into business associate agreements with affiliated providers, including physicians, hospitals and other covered entities and our vendors. We believe we are in substantial compliance with the final regulations concerning the privacy of healthcare information.

In February 2003, CMS issued final regulations concerning the security of electronic protected healthcare information. These regulations mandate the use of certain administrative, physical and technical safeguards to protect the confidentiality, integrity, and availability of electronic protected healthcare information. Most affected entities, including us, were required to comply with these regulations by April 21, 2005. We evaluated our systems, procedures and policies relative to the security of electronic protected healthcare information and modified them as necessary to comply with the security regulations. We believe we are currently in substantial compliance with the regulations.

In January 2004, CMS issued final regulations concerning the national unique health identifier for healthcare providers. These regulations establish the standard for a unique national identifier for healthcare providers for use in the healthcare system and the adoption of the NPI. In general, this rule requires any part of our business that would be a covered healthcare provider if it were a separate legal entity, to apply for a NPI and to use the identifier when submitting claims and conducting certain other electronic transactions. The regulations required compliance by May 23, 2007. However, subsequently, CMS announced that it would not penalize for another year those covered entities that have implemented contingency plans for providers who have not yet obtained their NPIs. While the guidance surrounding this “extension” is directed toward covered entity health plans, it suggests that such plans may continue to pay providers who do not have an NPI. We completed the process of obtaining the necessary NPIs for its existing providers in 2007 and continue to seek NPIs for new providers as necessary.

ARRA and the regulations that are being promulgated under ARRA include additional requirements related to the privacy and security of patient information. As part of these additional requirements, ARRA extends compliance with the Privacy Rule and Security Rule to business associates; requires, in certain instances, the reporting of incidents where the security of patient information has been compromised; and provides state attorneys general with enforcement authority over the Privacy Rule and Security Rule.

The HIPAA statute includes penalties for violations of the HIPAA regulations. The Secretary of HHS is permitted to impose civil penalties for violations of HIPAA requirements of $100 per violation (with a maximum of $25,000 in penalties per calendar year for the same type of violation). The United States Justice Department has the authority to enforce criminal violations of HIPAA that include fines of between $50,000 and $250,000, and 10 years’ imprisonment, or both. Criminal offenses including knowingly (i) using or causing to be used a unique health identifier in violation of the privacy standards, (ii) obtaining individually identifiable health information relating to an individual in violation of the privacy standards, or (iii) disclosing individually identifiable health information to another person in violation of the privacy standards. Other bases for criminal prosecution, for example, include committing an offense with the intent to use individually identifiable health information for commercial advantage, personal gain, or malicious harm.

In February 2006, HHS issued final regulations relating to the enforcement and imposition of penalties on entities that violate a HIPAA standard. These regulations set forth procedural and substantive requirements for the enforcement and imposition of civil penalties under HIPAA. We have established a plan and engaged the resources necessary to comply with the HIPAA administrative simplification requirements. At this time, we believe our operations are currently conducted in substantial compliance with these HIPAA requirements.

Amendments to HIPAA in the ARRA significantly increased the penalties for HIPAA violations and extended the reach of these penalties to business associates, such as the Company. There is a tiered system of penalties ranging from $100 to $50,000 per violation, with an annual maximum of $25,000 to $1,500,000. State attorneys general are empowered to bring suit on behalf of residents of their state for injunctions, statutory damages, and attorneys’ fees. The increased penalties and the authorization of state attorneys general for enforcement became effective on February 17, 2009. In addition, ARRA provisions provide that in the event of a breach of “unsecured” patient information, disclosure must be made to the patient, the Secretary of HHS, and in some cases the media. Electronic patient information is “unsecured” if it is not encrypted in accordance with standards required by HHS. Based on the existing and proposed administrative simplification of HIPAA regulations, we believe the cost of our compliance with HIPAA will not have a material adverse effect on our business, financial condition or results of operations.

There are other federal and state laws relating to privacy, security and confidentiality of patient healthcare information. In addition to federal privacy regulations, there are a number of state laws governing confidentiality of health information that are applicable to our operations. New laws governing privacy may be adopted in the future as well. We have taken steps to comply with health information privacy requirements to which we are aware that we are subject. However, we can provide no assurance that we are or will remain in compliance with the diverse privacy requirements in all of the jurisdictions in which we do business. Failure to comply with privacy requirements could result in civil or criminal penalties, which could have a materially adverse impact on our business.

Related Laws and Guidelines. Because we perform services at hospitals, outpatient facilities and other types of healthcare facilities, we and our affiliated providers may be subject to laws which are applicable to those entities. For example, our operations are impacted by the Emergency Medical Treatment and Labor Act, or EMTALA, that prohibits “patient dumping” by requiring Medicare-participating hospitals and hospital ED physicians or hospital urgent care center physicians to provide a medical screening examination to any patient presented to the hospital’s ED or urgent care center, regardless of the patient’s ability to pay, legal status or citizenship. In addition, if it is determined that the individual has an emergency medical condition, the facility must provide stabilizing treatment within its capabilities or provide for an appropriate transfer of the individual. Many states in which we operate have similar state law provisions concerning patient dumping.

In addition to the EMTALA and its state law equivalents, significant aspects of our operations are subject to state and federal statutes and regulations governing workplace health and safety, dispensing of controlled substances and the disposal of medical waste. Changes in ethical guidelines and operating standards of professional and trade associations and private accreditation commissions such as the American Medical Association and the Joint Commission on Accreditation of Healthcare Organizations may also affect our operations. We believe our operations as currently conducted are in substantial compliance with these laws and guidelines.

Corporate Compliance Program. We have developed a corporate compliance program in an effort to monitor compliance with federal and state laws and regulations applicable to healthcare entities and to implement policies and procedures so that employees act in compliance with all applicable laws, regulations and company policies.

The OIG has issued a series of compliance program guidance documents in which the OIG has set out the elements of an effective compliance program. Our compliance program has been structured to include these elements and we believe we have taken reasonable steps to implement them. The primary compliance program components recommended by the OIG, all of which we have attempted to implement, include:

•	formal policies and written procedures;

•	designation of a compliance officer;

•	education and training programs;

•	internal monitoring and reviews;

•	responding appropriately to detected misconduct;

•	open lines of communication; and

•	discipline and accountability.

We audit compliance with our compliance program on a randomized sample basis. Although such an approach reflects a reasonable and accepted approach in the industry, we cannot assure you that our program will detect and rectify all compliance issues in all markets and for all time periods. If we fail to detect such issues, depending on the nature and scope of the issue, this could result in future claims for recoupment of overpayments, civil fines and penalties, or other material adverse consequences.

Item 1A.	Risk Factors

You should carefully consider the following risk factors and other information contained or incorporated by reference in this Form 10-K including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the notes thereto included elsewhere in this Form 10-K. If any of the following risks actually occurs, our business, financial condition, operating results and prospects could be adversely affected, which in turn could adversely affect the value of our common stock.

Risks Related to Our Business

The current U.S. and global economic conditions could materially adversely affect our results of operations and business condition.

Our operations and performance depend significantly on economic conditions. If the current economic situation continues or deteriorates further, our business could be negatively impacted by reduced demand for our services or third-party disruptions resulting from higher levels of unemployment, government budget deficits and other adverse economic conditions. For example, loss of jobs and lack of health insurance as a result of the deterioration of the economy could depress demand for healthcare services generally. Patient volume trends in our hospital EDs could be adversely affected as individuals potentially defer or forgo seeking care in such departments due to the loss or reduction of coverage previously available to such individuals under commercial insurance or government healthcare programs. In addition, the continuation of the current economic downturn may adversely impact our ability to collect for the services we provide as higher unemployment and reductions in commercial managed care enrollment may increase the number of uninsured and underinsured patients seeking healthcare at one of our staffed EDs. We could also be negatively affected if the federal government or the states reduce funding of Medicare, Medicaid and other federal and state healthcare programs in response to increasing deficits in their budgets. Additionally, private third-party payers may take cost-containment measures, including lowering reimbursement rates or increasing patient co-payments and deductibles, which could adversely affect our business. Any of these risks, among other economic factors, could have a material adverse effect on our financial condition and operating results, and the risks could become more pronounced if the problems in the U.S. and global economies continue or become worse.

The current U.S. and state health reform legislative initiatives could adversely affect our operations and business condition.

The Obama Administration and Congress are considering federal legislation to reform the U.S. healthcare system. The U.S. House of Representatives and Senate are currently considering differing versions of an expansive health reform bill. At this time, we are unable to determine whether either of these bills or other healthcare reform legislation will be enacted. Nonetheless, a common issue addressed in the proposed federal health reform initiatives is increasing access to health benefits for the uninsured or underinsured populations. Some of the current proposed federal health reform legislation includes Medicare payment reforms and reductions that could reduce physician payments in the future. The proposed federal legislation also includes provisions that expand and increase the government’s ability to audit, investigate and combat healthcare program fraud, abuse and waste. Some states also have pending health reform legislative initiatives. At this time, we are unable determine the ultimate content or timing of any health reform legislation. We will not be able to determine the effect that any such legislation may have on our operations and business condition until such legislation is enacted, but such legislation may adversely affect our operations and business condition.

Laws and regulations that regulate payments for medical services made by government sponsored healthcare programs could cause our revenues to decrease.

Our affiliated physician groups derive a significant portion of their net revenues less provision for uncollectibles from payments made by government sponsored healthcare programs such as Medicare and state reimbursed programs. There are public and private sector pressures to restrain healthcare costs and to restrict reimbursement rates for medical services. Any change in reimbursement policies, practices, interpretations, regulations or legislation that places limitations on reimbursement amounts or practices could significantly affect hospitals, and consequently affect our operations, unless we are able to renegotiate satisfactory contractual arrangements with our hospital clients and contracted physicians.

Certain changes to payor mix may also affect our revenue and business operations. For example, if the Medicaid patient population increases or state funded or operated public health plans are enacted through proposed health reform legislation, our revenue could be adversely impacted if states aggressively pursue lower rates or cost containment strategies in response to budget deficits.

Under Medicare law, Centers for Medicare & Medicaid Services, or CMS, is required to adjust the Medicare Physician Fee Schedule, or MPFS, payment rates annually based on an update formula which includes application of the sustainable growth rate, or SGR, that was adopted in the Balanced Budget Act of 1997. This formula has yielded negative updates every year beginning in 2002, although CMS was able to take administrative steps to avert a reduction in 2003 and Congress has taken a series of legislative actions to prevent reductions from 2004 to 2009.

On October 30, 2009, CMS released its final 2010 MPFS payment changes covering the period from January 1, 2010 through December 30, 2010. The final rule includes a 21.2% rate reduction in the MPFS for 2010 as a result of the application of the SGR. The Physician Quality Reporting Initiative (“PQRI”) payment incentives for physicians who successfully report measures under PQRI will remain at 2.0% for 2010. Although the final rule was to become effective January 1, 2010, as of March 11, 2010, Congress and the President had enacted legislation to delay the MPFS SGR payment reductions through March 31, 2010. However, absent regulatory changes or further Congressional action with respect to the application of the SGR, Medicare physician services would be subject to significant reductions beginning on April 1, 2010.

Any future reductions in amounts paid by government programs for physician services or changes in methods or regulations governing payment amounts or practices could cause our revenues to decline and we may not be able to offset reduced operating margins through cost reductions, increased volume or otherwise.

If governmental authorities determine that we violate Medicare, Medicaid or other government payer reimbursement laws or regulations, our revenues may decrease and we may have to restructure our method of billing and collecting Medicare, Medicaid or other government program payments, respectively.

The Medicare Prescription Drug Improvement and Modernization Act of 2003 amended the Medicare reassignment statute as of December 8, 2003 to permit our independent contractor physicians to reassign their right to receive Medicare payments to us. We have restructured our method of billing and collecting Medicare payments in light of this statutory reassignment exception. In addition, state Medicaid programs have similar reassignment rules. While we seek to comply substantially with applicable Medicaid reassignment regulations, government authorities may find that we do not comply in all respects with these regulations.

We utilize physician assistants and nurse practitioners, sometimes referred to collectively as mid-level practitioners, to provide care under the supervision of our physicians. State and federal laws require that such supervision be performed and documented using specific procedures. We believe our billing and documentation practices related to our use of mid-level practitioners substantially comply with applicable state and federal laws, but enforcement authorities may find that our practices violate such laws.

When our services are covered by multiple third-party payers, such as a primary and a secondary payer, financial responsibility must be allocated among the multiple payers in a process known as “coordination of benefits,” or COB. The rules governing COB are complex, particularly when one of the payers is Medicare or another government program. Although we believe we currently have procedures in place to assure that we comply with applicable COB rules and that we process refunds appropriately when we receive overpayments or overprovisions, payers or enforcement agencies may determine that we have violated these requirements.

Reimbursement to us is typically conditioned on our providing the correct procedure and diagnosis codes and properly documenting both the service itself and the medical necessity of the service. Despite our measures to ensure coding accuracy, third-party payers may disallow, in whole or in part, requests for reimbursement based on determinations that certain amounts are not reimbursable, that the service was not medically necessary, that there was a lack of sufficient supporting documentation, or for other reasons. Incorrect or incomplete documentation and billing information, or the incorrect selection of codes, could result in nonpayment, recoupment or allegations of billing fraud.

Management is not aware of any inquiry, investigation or notice from any governmental entity indicating that we are in violation of any of the Medicare, Medicaid or other government payer reimbursement laws and regulations. However, such laws and related regulations and regulatory guidance may be ambiguous or contradictory, and may be interpreted or applied by prosecutorial, regulatory or judicial authorities in ways that we cannot predict. Accordingly, our arrangements and business practices may be the subject of government scrutiny or be found to violate applicable laws.

We may incur substantial costs defending our interpretations of federal and state government regulations and if we lose, the government could force us to restructure our operations and subject us to fines, monetary penalties and exclusion from participation in government-sponsored programs such as Medicare and Medicaid.

Our operations, including our billing and other arrangements with healthcare providers, are subject to extensive federal and state government regulation. Such regulations include numerous laws directed at payment for services, conduct of operations, preventing fraud and abuse, laws prohibiting general business corporations, such as us, from practicing medicine, controlling physicians’ medical decisions or engaging in some practices such as splitting fees with physicians, and laws regulating billing and collection of reimbursement from government programs, such as Medicare and Medicaid, and from private payers. Those laws may have related rules and regulations that are subject to interpretation and may not provide definitive guidance as to their application to our operations, including our arrangements with hospitals, physicians and professional corporations. See “Business—Regulatory Matters.”

We believe we are in substantial compliance with these laws, rules and regulations based upon what we believe are reasonable and defensible interpretations of these laws, rules and regulations. However, federal and state laws are broadly worded and may be interpreted or applied by prosecutorial, regulatory or judicial authorities in ways that we cannot predict. Accordingly, our arrangements and business practices may be the subject of government scrutiny or be found to violate applicable laws. If federal or state government officials challenge our operations or arrangements with third parties that we have structured based upon our interpretation of these laws, rules and regulations, the challenge could potentially disrupt our business operations and we may incur substantial defense costs, even if we successfully defend our interpretation of these laws, rules and regulations. In addition, if the government successfully challenges our interpretation as to the applicability of these laws, rules and regulations as they relate to our operations and arrangements with third parties, it may have a material adverse effect on our business, financial condition and results of operations.

In the event regulatory action were to limit or prohibit us from carrying on our business as we presently conduct it or from expanding our operations to certain jurisdictions, we may need to make structural, operational and organizational modifications to our company and/or our contractual arrangements with third party payers, physicians, professional corporations and hospitals. Our operating costs could increase significantly as a result. We could also lose contracts or our revenues could decrease under existing contracts. Moreover, our financing agreements may also prohibit modifications to our current structure and consequently require us to obtain the consent of the holders of such indebtedness or require the refinancing of such indebtedness. Any restructuring would also negatively impact our operations because our management’s time and attention would be diverted from running our business in the ordinary course.

For example, while we believe that our operations and arrangements comply substantially with existing applicable laws relating to the corporate practice of medicine and fee splitting, we cannot assure you that our existing contractual arrangements, including restrictive covenant agreements with physicians, professional corporations and hospitals, will not be successfully challenged in certain states as unenforceable or as constituting the unlicensed practice of medicine or prohibited fee splitting. In this event, we could be subject to adverse judicial or administrative interpretations or to civil or criminal penalties, our contracts could be found to be legally invalid and unenforceable or we could be required to restructure our contractual arrangements with our affiliated physician groups.

We are subject to billing investigations and audits by federal and state authorities, as well as non-governmental auditing contractors that could have a material adverse effect on our business, financial conditions and results of operations.

State and federal statutes impose substantial penalties, including civil and criminal fines, exclusion from participation in government healthcare programs and imprisonment, on entities or individuals (including any individual corporate officers or physicians deemed responsible) that fraudulently or wrongfully bill governmental or other third-party payers for healthcare services. In addition, federal and certain state laws allow a private person to bring a civil action in the name of the U.S. government for false billing violations or other types of false claims. Moreover, the federal government has contracted with private entities to audit and recover revenue resulting from payments made in excess of federal and state program requirements. These entities include Recovery Audit Contractors, who are responsible for auditing Medicare claims, and Medicaid Integrity Contractors, who are responsible for auditing Medicaid claims. We believe that additional audits, inquiries and investigations from government agencies will continue to occur from time to time in the ordinary course of our business, which could result in substantial defense costs to us and a diversion of management’s time and attention. Such pending or future audits, inquiries or investigations, or the public disclosure of such matters, may have a material adverse effect on our business, financial condition and results of operations.

We are subject to complex rules and regulations that govern our licensing and certification, and the failure to comply with these rules can result in delays in, or loss of, reimbursement for our services or civil or criminal sanctions.

We, our affiliated entities, providers and the facilities in which they operate are subject to various federal, state and local licensing and certification laws and regulations and accreditation standards and other laws relating to, among other things, the adequacy of medical care, equipment, personnel and operating policies and procedures. We are also subject to periodic inspection by governmental and other authorities to assure continued compliance with the various standards necessary for licensing and accreditations.

In certain jurisdictions, changes in our ownership structure require pre- or post-notification to governmental licensing and certification agencies. Relevant laws and regulations may also require re-application and approval to maintain or renew operating authorities or require formal application and approval to continue providing services under certain government contracts.

The relevant laws and regulations are complex and may be unclear or subject to interpretation. We are pursuing the steps we believe we must take to retain or obtain all requisite operating authorities. While we have made reasonable efforts to substantially comply with federal, state and local licensing and certification laws and regulations and accreditation standards based upon what we believe are reasonable and defensible interpretations of these laws, regulations and standards, agencies that administer these programs may find that we have failed to comply in some material respects. Failure to comply with these licensing, certification and accreditation laws, regulations and standards could result in our affiliated providers’ services being found non-reimbursable or prior payments being subject to recoupment, and can give rise to civil or, in extreme cases, criminal penalties.

In order to receive payment from Medicare, Medicaid and certain other government programs, healthcare providers are required to enroll in these programs by completing complex enrollment applications. Certain government programs, including Medicare and Medicaid programs, require notice or re-enrollment when certain ownership changes occur. Generally, in jurisdictions where we are required to obtain a new licensing authority, we may also be required to re-enroll in that jurisdiction’s government payer program. If the payer requires us to complete the re-enrollment process prior to submitting reimbursement requests, we may be delayed in receiving payment, receive refund requests or be subject to recoupment for services provided in the interim.

Compliance with these change in ownership requirements is complicated by the fact that they differ from jurisdiction to jurisdiction, and in some cases are not uniformly applied or interpreted even within the same jurisdiction. Failure to comply with these enrollment and reporting requirements could lead not only to delays in payment and refund requests, but in extreme cases could give rise to civil (including refunding of payments for services rendered) or criminal penalties in connection with prior changes in our operations and ownership structure. While we made reasonable efforts to substantially comply with these requirements in connection with prior changes in our operations and ownership structure, the agencies that administer these programs may find that we have failed to comply in some material respects.

We could be subject to professional liability lawsuits, some of which we may not be fully insured against or have reserved for, which could adversely affect our financial condition and results of operations.

In recent years, physicians, hospitals and other participants in the healthcare industry have become subject to an increasing number of lawsuits alleging medical malpractice and related legal theories such as negligent hiring, supervision and credentialing, and vicarious liability for acts of their employees or independent contractors. Many of these lawsuits involve large claims and substantial defense costs. Although we do not engage in the practice of medicine or provide medical services nor do we control the practice of medicine by our affiliated physicians or affiliated medical groups or the compliance with regulatory requirements applicable to such physicians and physician groups, we have been and are involved in this type of litigation, and we may become so involved in the future. In addition, through our management of hospital departments and provision of non-physician healthcare personnel, patients who receive care from physicians or other healthcare providers affiliated with medical organizations and physician groups with whom we have a contractual relationship could sue us.

Effective March 12, 2003, we began insuring our professional liability risks principally through a program that includes self-insurance reserves, commercial insurance and a captive insurance company arrangement. Under our current professional liability insurance program, our exposure for claim losses under professional liability insurance policies provided to affiliated physicians and other healthcare practitioners is limited to the amounts of individual policy coverage limits. However, in situations where we have opted to retain risk, there is generally no limitation on the exposure associated with the aggregate cost of claims that fall within individual policy limits provided to affiliated physicians and other healthcare practitioners. Also, there is no limitation on exposures for individual or aggregate professional liability losses incurred by us or other corporate entities that exceed policy loss limits under commercial insurance policies. Further, we may be exposed to individual claim losses in excess of limits of coverage under historical insurance programs. While our provisions for professional liability claims and expenses are determined through actuarial estimates, such actuarial estimates may be exceeded by actual losses and related expenses in the future. Claims, regardless of their merit or outcome, may also adversely affect our reputation and ability to expand our business.

We could also be liable for claims against our affiliated physicians for incidents that occurred but were not reported during periods for which claims-made insurance covered the related risk. Under generally accepted accounting principles, the cost of professional liability claims, which includes the estimated costs associated with litigating or settling claims, is accrued when the incidents that give rise to the claims occur. The accrual includes an estimate of the losses that will result from incidents, which occurred during the claims-made period, but were not reported during that period. These claims are referred to as incurred-but-not-reported claims, or IBNR claims. With respect to those physicians for whom we provide coverage for claims that occurred during periods prior to March 12, 2003, we have acquired extended reporting period coverage, or tail coverage, for IBNR claims from a commercial insurance company. Claim losses for periods prior to March 12, 2003 may exceed the limits of available insurance coverage or reserves established by us for any losses in excess of such insurance coverage limits.

Furthermore, for those portions of our professional liability losses that are insured through commercial insurance companies, we are subject to the credit risk of those insurance companies. While we believe our commercial insurance company providers are currently creditworthy, such insurance companies may not remain so in the future.

The reserves that we have established for our professional liability losses are subject to inherent uncertainties and any deficiency may lead to a reduction in our net earnings.

We have established reserves for losses and related expenses that represent estimates at a given point in time involving actuarial and statistical projections of our expectations of the ultimate resolution and administration of costs of losses incurred for professional liability risks for the period on and after March 12, 2003. We have also established a reserve for potential losses in excess of commercial insurance aggregate coverage limits for the period prior to March 12, 2003. Insurance reserves are inherently subject to uncertainty. Our reserves are based on historical claims, demographic factors, industry trends, severity and exposure factors and other actuarial assumptions. Studies of projected ultimate professional liability losses are performed at least annually. We use the actuarial estimates to establish professional liability loss reserves. Our reserves could be significantly affected should current and future occurrences differ from historical claim trends and expectations. While claims are monitored closely when estimating reserves, the complexity of the claims and the wide range of potential outcomes often hampers timely adjustments to the assumptions used in these estimates. Actual losses and related expenses may deviate, perhaps substantially, from the reserve estimates reflected in our financial statements. If our estimated reserves are determined to be inadequate, we will be required to increase reserves at the time of such determination, which would result in a corresponding reduction in our net earnings in the period in which such deficiency is determined. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Insurance Reserves” and Note 14 to the audited consolidated financial statements included elsewhere in this Form 10-K.

We depend on reimbursements by third-party payers, as well as payments by individuals, which could lead to delays and uncertainties in the reimbursement process.

We receive a substantial portion of our payments for healthcare services on a fee for service basis from third-party payers, including Medicare, Medicaid, the U.S. government’s military healthcare system and other governmental programs, private insurers and managed care organizations. We estimate that we received approximately 60% and 57%% of our net revenues less provision for uncollectibles from such third-party payers during 2009 and 2008, respectively. Such amounts included approximately 26% in 2009 and 24% in 2008 from Medicare and Medicaid, collectively.

The reimbursement process is complex and can involve lengthy delays. Third-party payers continue their efforts to control expenditures for healthcare, including proposals to revise reimbursement policies. While we recognize revenue when healthcare services are provided, there can be delays before we receive payment. In addition, third-party payers may disallow, in whole or in part, requests for reimbursement based on determinations that certain amounts are not reimbursable under plan coverage, that services provided were not medically necessary, that services rendered in an ED did not require ED level care or that additional supporting documentation is necessary. Retroactive adjustments may change amounts realized from third-party payers. We are subject to governmental audits of our reimbursement claims under Medicare, Medicaid, the U.S. government’s military healthcare system and other governmental programs and may be required to repay these agencies if found that we were incorrectly reimbursed. Delays and uncertainties in the reimbursement process may adversely affect accounts receivable, increase the overall costs of collection and cause us to incur additional borrowing costs.

We also may not be paid with respect to co-payments and deductibles that are the patient’s financial responsibility, or in those instances when physicians provide healthcare services to uninsured and underinsured individuals. Amounts not covered by third-party payers are the obligations of individual patients from whom we may not receive whole or partial payment. We also may not receive whole or partial payments from uninsured and underinsured individuals. As a result of government laws and regulations requiring hospitals to screen and treat patients who have an emergency medical condition regardless of their ability to pay and our obligation to provide such screening or treatment, a substantial increase in self-pay patients could result in increased costs associated with physician services for which sufficient net revenues less provision for uncollectibles are not realized to offset such additional physician service costs. In such an event, our earnings and cash flow would be adversely affected, potentially affecting our ability to maintain our restrictive debt covenant ratios and meet our financial obligations.

In summary, the risks associated with third-party payers, co-payments and deductibles and uninsured individuals and the inability to monitor and manage accounts receivable successfully could have a material adverse effect on our business, financial condition and results of operations. Furthermore, our collection policies or our provisions for allowances for Medicare, Medicaid and contractual discounts and doubtful accounts receivable may not be adequate.

We are subject to the financial risks associated with fee for service contracts which could decrease our revenues, including changes in patient volume, mix of insured and uninsured patients and patients covered by government sponsored healthcare programs and third party reimbursement rates.

We derive our revenues from ED services provided by affiliated providers primarily through two types of arrangements. If we have a flat fee contract with a hospital, the hospital bills and collects fees for physician services and remits a negotiated amount to us monthly. If there is a fee for service contract with a hospital, either we or our affiliated physicians collect the fees for physician services. Consequently, under fee for service contracts, we assume the financial risks related to changes in the mix of insured, uninsured and underinsured patients and patients covered by government sponsored healthcare programs, third party reimbursement rates and changes in patient volume. We are subject to these risks because under fee for service contracts, fees decrease if a smaller number of patients receive physician services or if the patients who do receive services do not pay their bills for services rendered or we are not fully reimbursed for services rendered. Our fee for service contractual arrangements also involve a credit risk related to services provided to uninsured and underinsured individuals. This risk is exacerbated in the hospital ED physician-staffing context because federal law requires hospital EDs to evaluate all patients regardless of the severity of illness or injury. We believe that uninsured and underinsured patients are more likely to seek care at hospital EDs because they frequently do not have a primary care physician with whom to consult. We also collect a relatively smaller portion of our fees for services rendered to uninsured and underinsured patients than for services rendered to insured patients. In addition, fee for service contracts also have less favorable cash flow characteristics in the start-up phase than traditional flat-rate contracts due to longer collection periods. Our revenues could also be reduced if third-party payers successfully negotiate lower reimbursement rates for our physician services.

Failure to timely or accurately bill for services could have a negative impact on our net revenues, bad debt expense and cash flow.

Billing for ED visits in a hospital setting and other physician-related services is complex. The practice of providing medical services in advance of payment or, in many cases, prior to assessment of ability to pay for such services, may have a significant negative impact on our net revenues, bad debt expense and cash flow. We bill numerous and varied payers, including self-pay patients, various forms of commercial insurance companies and Medicare, Medicaid, the U.S. government’s military healthcare system and other government programs. These different payers typically have differing forms of billing requirements that must be met prior to receiving payment for services rendered. Reimbursement to us is typically conditioned on our providing the proper procedure and diagnosis codes. Incorrect or incomplete documentation and billing information could result in non-payment for services rendered.

Additional factors that could complicate our billing include:

•	disputes between payers as to which party is responsible for payment;

•	variation in coverage for similar services among various payers;

•	the difficulty of adherence to specific compliance requirements, coding and various other procedures mandated by responsible parties;

•	failure to obtain proper physician enrollment and documentation in order to bill various commercial and governmental payers;

•	failure to identify and obtain the proper insurance coverage for the patient; and

•	failure to properly code for services rendered.

To the extent that the complexity associated with billing for our services causes delays in our cash collections, we assume the financial risk of increased carrying costs associated with the aging of our accounts receivable as well as the increased potential for bad debts.

In addition, the majority of the patient visits for which we bill payers are processed in one of three regional billing centers. A disruption of services at any one of these locations could result in a delay in billing and thus cash flows to us, as well as potential additional costs to process billings in alternative settings or locations. In 2009, our billing centers processed approximately 99% of our patient visit billings using a common automated billing system. While we employ what we believe are adequate back-up alternatives in the event of a main computer site disaster, failure to execute our back-up plan successfully or timely may cause a significant disruption to our cash flows and temporarily increase our billing costs. In the event that we do not timely or accurately bill for our services, our net revenues may be subject to a significant negative impact.

If we are unable to timely enroll healthcare professionals in the Medicare program, our collections and revenues will be harmed.

In the 2009 MPFS, CMS substantially reduced the time within which physicians and other healthcare professionals can retrospectively bill Medicare for services provided by such providers from 27 months prior to the effective date of the enrollment to 30 days prior to the effective date of the billing privileges. In addition, the new enrollment rules set forth in the 2009 MPFS also provide that the effective date of the enrollment will be the later of the date on which the enrollment was filed and approved by the Medicare contractor and the date on which the healthcare professional began providing services. If we are unable to properly enroll our physicians and other healthcare professionals within the 30 days after such provider begins providing services, we will be precluded from billing Medicare for any services that were provided to a Medicare beneficiary more than thirty days prior to the effective date of the enrollment. Such failure to timely enroll healthcare professionals could have a material adverse effect on our business, financial condition and results of operations.

A reclassification of independent contractor physicians by tax authorities could require us to pay retroactive taxes and penalties, which could have a material adverse effect on us.

As of December 31, 2009, we contracted with approximately 2,900 affiliated physicians as independent contractors to fulfill our contractual obligations to clients. Because we consider many of the physicians with whom we contract to be independent contractors, as opposed to employees, we do not withhold federal or state income or other employment related taxes, make federal or state unemployment tax or Federal Insurance Contributions Act payments, or provide workers’ compensation insurance with respect to such affiliated physicians. Our contracts with our independent contractor physicians obligate these physicians to pay these taxes. The classification of physicians as independent contractors depends on the facts and circumstances of the relationship. In the event the federal or state taxing authorities determine that the physicians engaged as independent contractors are employees, we may be adversely affected and subject to retroactive taxes and penalties. Under current federal tax law, a safe harbor from reclassification, and consequently retroactive taxes and penalties, is available if our current treatment is consistent with a long-standing practice of a significant segment of our industry and if we meet certain other requirements. If challenged, we may not prevail in demonstrating the applicability of the safe harbor to our operations. Further, interested persons have recently proposed to eliminate the safe harbor and may do so again in the future.

Our practices with respect to the classification of our independent contractors have periodically been reviewed by the Internal Revenue Service, or IRS, with no adjustments or changes to our practices required as a result of such review. The IRS completed its most recent review of our affiliated entities in 2007 with no proposed changes. The IRS relied on the results of prior reviews in 2000 and 2001 and our adherence to the conditions of the safe harbor provisions. Nonetheless, the tax authorities may decide to reclassify our independent contractor physicians as employees or require us to pay retroactive taxes and penalties, which could have a material adverse effect on our business, financial condition and results of operations.

A significant number of our programs are concentrated in certain states, particularly Florida and Tennessee, which makes us particularly sensitive to regulatory, economic and other conditions in those states.

During the year ended December 31, 2009, Florida and Tennessee accounted for approximately 16% and 18%, respectively, of our net revenues less provision for uncollectibles. If our programs in these states are adversely affected by changes in regulatory, economic and other conditions in such states, our revenues and profitability may decline.

We derive a portion of our net revenues from services provided to the U.S. Department of Defense within the Military Health System Program, or MHS Program. These revenues are derived from contracts subject to a competitive bidding process.

We are a provider of healthcare professionals that serve military personnel and their dependents in military treatment facilities nationwide. Our net revenues derived from military healthcare staffing totaled $142.7 million in 2007, $160.8 million in 2008 and $152.1 million in 2009.

Most of our contracts within the MHS Program have a term of one year. Under a number of these contracts, the government has the option to renew the contract each year for an additional one-year term, subject to a specified maximum number of renewal terms (anywhere from one to four renewal terms). Those contracts without any renewal option are subject to an automatic rebidding and award process at the end of the one-year term. Each contract with a renewal option will become subject to the automatic rebidding and award process upon the earlier of (i) the government electing not to exercise its annual renewal option for such contract or (ii) the expiration of the final renewal term of such contract. In addition, all contracts, including contracts with renewal options, can be terminated by the government at any time without notice. The outcome of any rebidding and award process is uncertain and we may not be awarded new contracts. Our contracts with renewal options may not be so renewed and the government may exercise its rights to terminate the contracts.

In addition, we provide services within the MHS Program pursuant to subcontracting arrangements where we serve as a subcontractor to a primary contractor, generally a small business, that has entered into a direct contract with the government. Subcontracting arrangements pose unique risks to us because our ability to generate revenue under the subcontract is contingent upon the continued existence of the primary contract, which is beyond our control. If the primary contract is terminated, whether for non-performance by the primary contractor, the loss of the primary contractor’s small business status or otherwise, then our subcontract will similarly terminate. Any loss of or failure to renew contracts within the MHS Program may have a material adverse effect on our business, financial condition and results of operations.

We may become involved in litigation that could harm the value of our business.

In the normal course of our business, we are involved in lawsuits, claims, audits and investigations, including those arising out of services provided, personal injury claims, professional liability claims, our billing and marketing practices, employment disputes and contractual claims. The outcome of these matters could have a material adverse effect on our financial position or results of operations. We do not believe that any such claims that have been asserted are likely to have such an effect. However, we may become subject to future lawsuits, claims, audits and investigations that could result in substantial costs and divert our attention and resources. In addition, since our current growth strategy includes acquisitions, among other things, we may become exposed to legal claims arising out of the activities of an acquired business prior to the time of any acquisition.

Our quarterly operating results may fluctuate significantly and may cause the value of our common stock to decline, which could affect our ability to raise new capital for our business.

Our quarterly operating results may vary significantly in the future depending on many factors that may include, but are not limited to, the following:

•	the overall patient demand for healthcare services;

•	our ability to accurately receive and process on a timely basis billing related information and other demographic factors that in turn can affect our fee for service revenue estimates;

•	the relative proportion of revenues we derive from various services;

•	increased competition in our local markets;

•	changes in our operating expenses;

•	our ability to recruit and train new physicians in new or existing local markets;

•	changes in our business strategy; and

•	economic and political conditions, including fluctuations in interest rates and tax increases.

Fluctuations in our quarterly operating results could affect our ability to raise new capital for our business.

Our revenues could be adversely affected by a net loss of contracts.

A significant portion of our growth has historically resulted from increases in the number of patient visits and fees for services provided under existing contracts and the addition and acquisition of new contracts. Our contracts with hospitals for ED staffing generally have terms of three years and include automatic renewal options under similar terms and conditions, unless either party gives notice of an intent not to renew. Most of these contracts are terminable by either of the parties upon notice of as little as 90 days. These contracts may not be renewed or, if renewed, may contain terms that are not as favorable to us as our current contracts. In most cases, the termination of a contract is principally due to either an award of the contract to another source of provider staffing or termination of the contract by us due to a lack of an acceptable profit margin. Additionally, to a much lesser extent, contracts may be terminated due to such conditions as a hospital facility closing because of facility mergers or a hospital attempting to provide themselves the service being provided by us. Our current military contracts, which are in the form of direct contracts with military treatment facilities, generally have terms of one year and in many cases grant renewal options to the military. Such renewal options typically are for one to four years. We may experience a net loss of contracts in the future and any such net loss may have a material adverse effect on our operating results and financial condition.

Our failure to accurately assess the costs we will incur under new contracts could have a material adverse effect on our business, financial condition and results of operations.

Our new contracts increasingly involve a competitive bidding process. When we obtain new contracts, we must accurately assess the costs we will incur in providing services in order to realize adequate profit margins and otherwise meet our financial and strategic objectives. Increasing pressures from healthcare payers to restrict or reduce reimbursement rates at a time when the costs of providing medical services continue to increase make assessing the costs associated with the pricing of new contracts, as well as maintenance of existing contracts, more difficult. In addition, integrating new contracts, particularly those in new geographic locations, could prove more costly, and could require more management time than we anticipate. Our failure to accurately predict costs or to negotiate an adequate profit margin could have a material adverse effect on our business, financial condition and results of operations.

If we are not able to find suitable acquisition candidates or successfully integrate completed acquisitions into our current operations, we may not be able to profitably operate our consolidated company.

Between 2005 and 2009, acquisitions have contributed 8.6% toward overall growth in net revenues less provision for uncollectibles during this period. We expect to continue to seek opportunities to grow through attractive acquisitions. However, our acquisition strategy could present some challenges. Some of the difficulties we could encounter include: problems identifying all service and contractual commitments of the acquired entity, evaluating the stability of the acquired entity’s hospital contracts, integrating financial and operational software, accurately projecting physician and employee costs, and evaluating their regulatory compliance. Our acquisition strategy is also subject to the risk that, in the future, we may not be able to identify suitable acquisition candidates, be successful in expanding into new lines of business, obtain acceptable financing or consummate desired acquisitions, any of which could inhibit our growth. In addition, in connection with acquisitions, we may need to obtain the consent of third parties who have contracts with the entity to be acquired, such as managed care companies or hospitals contracting with the entity. We may be unable to obtain these consents. If we fail to integrate acquired operations, fail to manage the cost of providing our services or fail to price our services appropriately, our operating results may decline.

Furthermore, the diversion of management’s attention and any delays or difficulties encountered in connection with the integration of businesses we acquire could negatively impact our business and results of operations. Finally, as a result of our acquisitions of other healthcare businesses, we may be subject to the risk of unanticipated business uncertainties or legal liabilities relating to such acquired businesses for which we may not be indemnified by the sellers of the acquired businesses.

If we fail to implement our business strategy, our business, financial condition and results of operations could be materially and adversely affected.

Our future financial performance and success are dependent in large part upon our ability to implement our business strategy successfully. Our business strategy envisions several initiatives, including increasing revenues from existing customers, capitalizing on outsourcing opportunities to win new contracts, focusing on risk management and pursuing selected acquisitions. We may not be able to implement our business strategy successfully or achieve the anticipated benefits of our business plan. If we are unable to do so, our long-term growth and profitability may be adversely affected. Even if we are able to implement some or all of the initiatives of our business plan successfully, our operating results may not improve to the extent we anticipate, or at all.

If we do not manage our growth effectively, our financial condition may be adversely affected.

Even if we are successful in obtaining new business, failure to manage our growth could adversely affect our financial condition. We may experience extended periods of very rapid growth. If we are not able to manage our growth effectively, our business and financial condition could materially suffer. Our growth may significantly strain our managerial, operational and financial resources and systems. To manage our growth effectively, we will have to continue to implement and improve our operational, financial and management controls, reporting systems and procedures. In addition, we must effectively expand, train and manage our employees. We will be unable to manage our businesses effectively if we are unable to alleviate the strain on resources caused by growth in a timely and successful manner. We may not be able to manage our growth and our failure to do so could have a material adverse effect on our business.

We may be required to seek additional financing to meet our future capital needs and our failure to raise capital when needed could harm our competitive position, business, financial condition and results of operations.

Continued expansion of our business may require additional capital. In the future, it is possible that we will be required to raise additional funds through public or private financings, collaborative relationships or other arrangements. Global credit markets and the financial services industry have been experiencing a period of unprecedented turmoil, characterized by the bankruptcy, failure or sale of various financial institutions and an unprecedented level of intervention from the U.S. and other governments. These events have lead to unparalleled levels of volatility and disruption to the capital and credit markets and have significantly adversely impacted global economic conditions, resulting in additional, significant recessionary pressures and further declines in investor confidence and economic growth. Despite significant government intervention, global investor confidence remains low and credit remains relatively scarce. These disruptions in the financial markets, including the bankruptcy and restructuring of certain financial institutions, may adversely impact the current availability of credit and the availability and cost of credit in the future. Accordingly, if we need to seek additional funding, we may be significantly reduced in our ability to attract public or private financings or financial partners or relationships as a source of additional capital. In addition, this additional funding, if needed, may not be available on terms attractive to us, if at all. Furthermore, any additional debt financing, if available, may involve restrictive covenants that could restrict our ability to raise additional capital or operate our business. Our failure to raise capital when needed could harm our competitive position, business, financial condition and results of operations.

If we are not able to successfully recruit and retain qualified physicians and nurses to serve as our independent contractors or employees, our net revenues could be adversely affected.

Our affiliated medical groups provide facility-based services in virtually all types of settings. These include urban and suburban hospitals as well as rural and remote facilities. Our ability to recruit and retain affiliated physicians and qualified personnel for such settings can significantly affect our performance at such facilities. Certain of these locations present difficulties in recruiting providers due to limits on compensation, facility and equipment availability, reduced back-up by other specialists and personal and family lifestyle preferences. In addition, a number of our client hospitals increasingly demand a greater degree of specialized skills, training and experience in the physicians who staff their contracts. This decreases the number of physicians who are qualified to staff potential and existing contracts.

In general, recruiting physicians to staff contracts in regions of the country for economically disadvantaged hospitals is challenging. Occasionally, the recruiting of providers may not occur quickly enough to fill all openings with permanent staff. In these situations, clinical shifts are often filled temporarily by existing employees or independent contractors from other areas of our company. If such assistance is not available for any reason, we utilize staffing from our locum tenens company to fill the staffing need until a permanent candidate is identified. Finally, if the aforementioned alternatives are unsuccessful, we contract with one of the many third-party locum tenens companies that exist to provide these services to healthcare facilities or companies such as ours.

Our ability to attract and retain physicians and providers depends on several factors, including our ability to provide competitive benefits and wages. If we do not increase benefits and wages in response to increases by our competitors, we could face difficulties attracting and retaining qualified healthcare personnel. In addition, if we raise wages in response to our competitors’ wage increases and are unable to pass such increases on to our clients, our margins could decline, which could adversely affect our business, financial condition and results of operations.

Our non-competition and non-solicitation contractual arrangements with some affiliated physicians and professional corporations may be successfully challenged in certain states as unenforceable, which could have a material adverse effect on us.

We have contracts with physicians in many states. State laws governing non-competition and non-solicitation agreements vary from state to state. Some states prohibit non-competition and non-solicitation contractual arrangements with physicians or are otherwise reluctant to strictly enforce such agreements. In such event, we would be unable to prevent former affiliated physicians and professional corporations from soliciting our contracts or otherwise competing with us, potentially resulting in the loss of some of our hospital contracts and other business which could adversely impact our business, financial condition and results of operations.

The high level of competition in our industry could adversely affect our contract and revenue base.

The provision of outsourced physician staffing and administrative services to hospitals and clinics is characterized by a high degree of competition. Competition for outsourced physician and other healthcare staffing and administrative service contracts is based primarily on:

•	the ability to improve department productivity and patient satisfaction while reducing overall costs;

•	the breadth of staffing and management services offered;

•	the ability to recruit and retain qualified physicians, technicians and nurses;

•	billing and reimbursement expertise;

•	a reputation for compliance with state and federal regulations; and

•	financial stability, demonstrating an ability to pay providers in a timely manner and provide professional liability insurance.

Such competition could adversely affect our ability to obtain new contracts, retain existing contracts and increase our profit margins. We compete with national, regional and local enterprises. In addition, some of these firms may have greater access than we do to physicians and potential clients. All of these competitors provide healthcare services that are similar in scope to the services we provide. Although we and our competitors operate on a national or regional basis, the majority of the targeted hospital community for our services engages local physician practice groups to provide services similar to the services we provide. We therefore also compete against local physician groups and self-operated hospital EDs for satisfying staffing and scheduling needs.

The military has changed its approach toward providing most of its outsourced healthcare staffing needs through direct provider contracting on a competitive bid basis. As a result, competition for such outsourced military staffing contracts may be affected by such factors as:

•	the lowest bid price;

•	the ability to meet technical government bid specifications;

•	the ability to recruit and retain qualified healthcare providers; and

•

restrictions on the ability to competitively bid based on restrictive government bid lists or bid specifications designed to award government contracts to targeted business ownership forms, such as those determined to meet small business or minority ownership qualifications.

Such services and quality screening considerations may not result in the lowest competitive bid price and thus a failure to win contracts where the decision is based strictly on pricing considerations.

Our business depends on numerous complex information systems, some of which are licensed from third parties, and any failure to successfully maintain these systems or implement new systems could materially harm our operations.

Our business depends on complex, integrated information systems and standardized procedures for operational, financial and billing operations. We may not be able to enhance existing information systems or implement new information systems where necessary. Additionally, we license certain of our information systems, and these licenses may be terminated, or may no longer be available at all or on terms that are acceptable to us. Furthermore, we may experience unanticipated delays, complications and expenses in implementing, integrating and operating our systems. In addition, our information systems may require modifications, improvements or replacements that may require substantial expenditures and may require interruptions in operations during periods of implementation. Implementation of these systems is further subject to the availability of information technology and skilled personnel to assist us in creating and implementing the systems. We also provide certain vendors (either within the U.S. or abroad) with limited access to portions of our complex information systems.

There are evolving standards in the healthcare industry relating to electronic medical records and e-prescribing. On October 11, 2005, the Office of Inspector General of the Department of Health and Human Services, or OIG, issued a proposed safe harbor to the federal anti-kickback statute for certain e-prescribing arrangements, and CMS concurrently issued companion proposed exceptions to the federal physician self-referral statute, or the Stark Law, for certain e-prescribing and electronic medical record arrangements. In 2006, both the OIG and CMS issued final versions of each proposed regulation. The exceptions and safe harbors establish the conditions under which entities may donate to physicians (and certain other recipients under the safe harbor) interoperable electronic health records software, information technology and training services. Additionally, the rules permit hospitals and certain other entities to provide physicians (and certain other recipients under the safe harbor) with hardware, software, or information technology and training services necessary and used solely for electronic prescribing. Both rules are permissive, meaning that if requirements are met, they permit the offering or furnishing of free or discounted technology to referral sources. However, the government has signaled its interest in making certain universal e-prescribing and electronic health records mandatory. New legislation enacted under the Health Information Technology for Economic and Clinical Health Act, or HITECH Act, of the American Recovery and Reinvestment At of 2009, or ARRA, requires the government to work to adopt standards-based electronic health records. Depending on the outcome of this regulatory activity, we could be required to make significant expenditures to facilitate connectivity to hospital systems or otherwise develop e-prescribing and electronic medical record capabilities. The failure to successfully implement and maintain operational, financial and billing information systems could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to protect our proprietary technology and services, which form the basis of our complex information systems, our competitive position could be adversely affected.

Our success depends in part on our ability to protect our proprietary technology and services. To do so, we rely upon a combination of trade secret, copyright, trade and service mark, and patent law, as well as confidentiality and other contractual restrictions. These legal means, however, afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. Despite our efforts to protect our proprietary technology and services, unauthorized persons may be able to copy, reverse engineer or otherwise use some of our technology or services. It is also possible that others will develop and market similar or better technology or services to compete with us. For these reasons, we may have difficulty protecting our proprietary technology and services. Any of these events could have a material adverse effect on our competitive position. Furthermore, litigation may be necessary to protect our proprietary technology and services, which is often costly, time-consuming and a diversion of management’s attention from our business.

Loss of key personnel and/or failure to attract and retain highly qualified personnel could make it more difficult for us to generate cash flow from operations and service our debt.

Our success depends to a significant extent on the continued services of our core senior management team of H. Lynn Massingale, M.D., Executive Chairman; Greg Roth, President and Chief Executive Officer; David Jones, Chief Financial Officer; Heidi Allen, Senior Vice President, General Counsel; Stephen Sherlin, Chief Compliance Officer; Oliver Rogers, President, Hospital Based Services; Jonathan Grimes, Senior Vice President; and Joseph Carman, Chief Administrative Officer as well as the leaders of major components of our company. If one or more of these individuals were unable or unwilling to continue in his present position, our business would be disrupted and we might not be able to find replacements on a timely basis or with the same level of skill and experience. Mr. Sherlin has indicated that he intends to retire effective May 1, 2010. Finding and hiring any such replacements could be costly and might require us to grant significant incentive compensation, which could adversely impact our financial results.

We are exposed to risks relating to the management’s evaluation and auditor’s opinion on the effectiveness of our internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002 and increased costs associated with corporate governance compliance.

The Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley Act, has required changes in some of our corporate governance and compliance practices. As a public company, we are required to complete our initial assessment of, and we are required to file our independent registered public accounting firm’s opinion on, the effectiveness of our internal control over financial reporting by the filing of our Form 10-K for the year ended December 31, 2010. If we are not able to implement all of the requirements of Section 404 in a timely manner or with adequate compliance, we may be subject to investigation and sanctions by regulatory authorities, such as the Securities and Exchange Commission, or SEC. As a result, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs in improving our internal control over financial reporting and hiring additional personnel. Any such actions could negatively affect our results of operations and lead to a decline in our stock price.

We may be subject to criminal or civil sanctions if we fail to comply with privacy regulations regarding the use and disclosure of patient information.

Numerous state, federal and international laws and regulations govern the collection, dissemination, use, privacy, confidentiality, security, availability and integrity of patient health information, including the Health Insurance Portability and Accountability Act of 1996, or HIPAA. In the provision of services to our customers, we and our third party vendors (either within the U.S. or abroad) may collect, use, maintain and transmit patient health information in ways that are subject to many of these laws and regulations. The three rules that were promulgated pursuant to HIPAA that could most significantly affect our business are the Standards for Electronic Transactions, or Transactions Rule; the Standards for Privacy of Individually Identifiable Health Information, or Privacy Rule; and the Security Standards for the Protection of Electronic Protected Health Information, or Security Rule. The respective compliance dates for these rules for most entities were October 16, 2003, April 14, 2003 and April 21, 2005. In addition, the Standard for Unique Health Identifiers for Healthcare Providers, or National Provider Identifier Rule, which was effective May 23, 2007, affects our business. We completed the process of obtaining the necessary national provider identifiers, or NPIs, for our existing providers in 2007, and continue to seek NPIs for new providers, as necessary.

HIPAA applies to covered entities, which include our professional corporations and lay corporations that employ physicians to furnish professional medical services, and most healthcare facilities and health plans that contract with us for our services. Other federal and state laws restricting the use and protecting the privacy of patient health information also apply to us directly by law or indirectly through contractual obligations to our customers that are directly subject to the laws.

The Transactions Rule establishes format and data content standards for eight of the most common healthcare transactions. When we perform billing and collection services on behalf of our customers, we may be engaging in one or more of these standard transactions and are required to conduct those transactions in compliance with the required standards. The Privacy Rule restricts the use and disclosure of patient information, requires entities to safeguard that information and to provide certain rights to individuals with respect to that information. The Security Rule establishes elaborate requirements for safeguarding patient health information transmitted or stored electronically.

The Privacy Rule and Security Rule require the development and implementation of detailed policies, procedures, contracts and forms to assure compliance. We have implemented such compliance measures and made, and may be required to make, additional costly system purchases and modifications to comply with evolving HIPAA rules and our failure to comply may result in liability and adversely affect our business.

The National Provider Identifier Rule establishes the standard for a unique health identifier for healthcare providers for use in the healthcare system along with implementation specifications for obtaining and using the identifier. In general, this rule requires a covered healthcare provider and any subpart of the covered entity that would be a covered healthcare provider if it were a separate legal entity, to apply for a provider identifier and use it in the standard transactions.

The HIPAA rules also require covered entities to contractually obligate certain of their contractors who may receive protected health information during the course of rendering services on behalf of that entity, to abide by certain burdensome business associate contract requirements. We enter into these contracts as business associates of our customers who contract for the use of our protocols and services and with vendors who perform services on our behalf.

ARRA and regulations that are being promulgated under ARRA include additional requirements related to the privacy and security of patient health information. As part of these additional requirements, ARRA extends compliance with the Privacy Rule and Security Rule to business associates, requires, in certain instances, the reporting of incidents to individuals, the Secretary of HHS and, in some circumstances, the media, where the security of patient health information has been compromised, and provides state attorneys general with enforcement authority for the Privacy Rule and Security Rule. We face potential administrative, civil and criminal sanctions if we do not comply with the existing or new laws and regulations, as well as possible harm to our reputation. Imposition of these sanctions could have a material adverse effect on our operations.

Federal and state consumer laws are being applied increasingly by the Federal Trade Commission, or FTC, and state attorneys general to regulate the collection, use and disclosure of personal or patient health information, through web sites or otherwise, and to regulate the presentation of web site content. Courts may also adopt the standards for fair information practices promulgated by the FTC that concern consumer notice, choice, security and access.

Numerous other federal and state laws protect the confidentiality, privacy, availability, integrity and security of patient information. These laws in many cases are more restrictive than, and not preempted by, the HIPAA rules and may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and our customers and potentially exposing us to additional expense, adverse publicity and liability. We may not remain in compliance with the diverse privacy requirements in all of the jurisdictions in which we do business.

New health information standards, whether implemented pursuant to HIPAA, congressional action or otherwise, could have a significant effect on the manner in which we must handle healthcare related data, and the cost of complying with standards could be significant. If we do not properly comply with existing or new laws and regulations related to patient health information, we could be subject to criminal or civil sanctions. See “Business—Regulatory Matters.”

We will be required to comply with the FTC’s Red Flag Rules, which could increase our cost of doing business and could subject us to financial penalties if we fail to comply with these regulations.

The FTC has put into effect “Red Flag Rules” which require “creditors” to develop warning signs or “red flags” that indicate potential identity theft (including medical identity theft). The FTC maintains that heathcare providers that regularly permit patients to pay for services after the services are rendered, including paying the balance due after third-party payments are made, are “creditors” for Red Flag Rules purposes. Although the effective date for compliance with the Red Flag Rules was originally November 1, 2008, the FTC has postponed compliance several times, with the latest postponement until June 1, 2010. We will be required to implement a fraud prevention program to (i) identify and respond to red flags or warning signs that could indicate identity theft; (ii) explain our process for detecting red flags; (iii) describe how we would respond to red flags to prevent and mitigate identity theft; and (iv) specify how we will keep our program current. The FTC may seek civil monetary penalties and injunctive relief for violations of Red Flag Rules. The maximum fine is $3,500 per violation.

If we fail to comply with federal or state anti-kickback laws, we could be subject to criminal and civil penalties, loss of licenses and exclusion from Medicare, Medicaid and other federal and state healthcare programs, which could have a material adverse effect on our business, financial condition and results of operations.

Section 1128B(b) of the Social Security Act, or SSA, commonly referred to as the Anti-Kickback Statute, prohibits the offer, payment, solicitation or receipt of any form of remuneration in return for referring, ordering, leasing, purchasing or arranging for or recommending the ordering, purchasing or leasing of items or services payable by the Medicare and Medicaid programs or any other federally funded healthcare program. The Anti-Kickback Statute is very broad in scope, and many of its provisions have not been uniformly or definitively interpreted by courts or regulations.

In the operation of our business, we pay various healthcare providers or other referral sources for items or services they provide to us, and healthcare providers or other referral sources pay us for items or services we provide to them. In addition, we have non-financial relationships with referral sources. All of our financial relationships with healthcare providers and other referral sources, and with referral recipients (such as service agreements, equipment leases and space leases) potentially implicate the Anti-Kickback Statute, and some of our non-financial relationships may implicate the Anti-Kickback Statute. In addition, most of the states in which we operate also have adopted laws similar to the Anti-Kickback Statute, although some of them are broader and apply regardless of the source of payment for the item or service provided.

Violations of the Anti-Kickback Statute and similar state laws may result in significant fines, imprisonment and exclusion from the Medicare, Medicaid and other federal or state healthcare programs. Such fines and exclusion could have a material adverse effect on our business, financial condition and results of operations. While we believe that our arrangements with healthcare providers and other referral sources and recipients fall within applicable safe harbors or otherwise do not violate the law, there can be no assurance that federal or state regulatory authorities will not challenge these arrangements under anti-kickback laws. See “Business—Regulatory Matters.”

If the OIG, the Department of Justice or other federal regulators determine that certain of our management services arrangements with hospitals where we are compensated based upon a percentage of charges generated by the physician services rendered to patients at the hospital violate the Anti-Kickback Statute, we could be subject to criminal and civil penalties, loss of licenses and exclusion from Medicare, Medicaid and other federal and state healthcare programs, which could have a material adverse effect on our business, financial condition and results of operations.

In the operation of our business, we provide outsourced physician staffing and administrative services to hospitals and other healthcare providers through contractual arrangements with physicians and hospitals. In some instances, we may enter into contractual arrangements that provide that, as compensation for staffing a hospital department, we will receive a percentage of charges generated by the physician services rendered to patients seeking treatment in the department.

In 1998, the OIG issued an advisory opinion in which it concluded that a proposed management services contract between a medical practice management company and a physician practice, which provided that the management company would be reimbursed for the fair market value of its operating services and its costs and paid a percentage of net practice revenues, may constitute illegal remuneration under the federal Anti-Kickback

Statute. The OIG’s analysis focused on the marketing activities conducted by the management company and concluded that the management services arrangement described in the advisory opinion included financial incentives to increase patient referrals, contained no safeguards against overutilization and included financial incentives that increased the risk of abusive billing practices.

While we believe that the nature of our business and our contractual relationships with hospitals and physicians are distinguishable from the arrangement described in this advisory opinion with regard to both the types of services provided and the risk factors identified by the OIG, regulatory authorities may challenge these arrangements under the Anti-Kickback Statute. Violations of the Anti-Kickback Statute may result in significant fines, imprisonment and exclusion from the Medicare, Medicaid and other federal or state healthcare programs. Such fines and exclusion could have a material adverse effect on our business, financial condition and results of operations.

If changes in laws or regulations affect our operations, including our arrangements with physicians, professional corporations, hospitals and other facilities, and third party payers, we may incur additional costs, lose contracts and suffer a reduction in revenue under existing contracts and we may need to refinance our debt or obtain debt holder consent.

Legislators have introduced and may introduce in the future numerous proposals in the U.S. Congress and state legislatures relating to various healthcare issues. We do not know the ultimate content, timing or effect of any healthcare legislation, nor is it possible at this time to estimate the impact of potential legislation. Further, although we exercise care in structuring our arrangements with physicians, professional corporations, hospitals and other facilities to comply in all significant respects with applicable law: (1) government officials charged with responsibility for enforcing those laws may assert that we, or arrangements into which we have entered, violate those laws or (2) governmental entities or courts may not ultimately interpret those laws in a manner consistent with our interpretation.

In addition to the regulations referred to above, aspects of our operations are also subject to state and federal statutes and regulations governing workplace health and safety and, to a small extent, the disposal of medical waste.

Changes in ethical guidelines and operating standards of professional and trade associations and private accreditation commissions such as the American Medical Association and the Joint Commission on Accreditation of Healthcare Organizations may also affect our operations.

Accordingly, changes in existing laws and regulations, adverse judicial or administrative interpretations of these laws and regulations or enactment of new legislation could adversely affect our operations. If restructuring our relationships becomes necessary, this could cause our operating costs to increase significantly. A restructuring could also result in a loss of contracts or a reduction in revenues under existing contracts. Moreover, if these laws require us to modify our structure and organization to comply with these laws, our financing agreements may prohibit such modifications and require us to obtain the consent of the holders of such indebtedness or require the refinancing of such indebtedness.

If we fail to comply with federal and state physician self-referral laws and regulations as they are currently interpreted or may be interpreted in the future, or if other legislative restrictions are issued, we could incur a significant loss of reimbursement revenue and be subject to significant monetary penalties, which could have a material adverse effect on our business, financial condition and results of operations.

We are subject to federal and state laws and regulations that limit the circumstances under which physicians who have a financial relationship with entities that furnish certain specified healthcare services may refer to such entities for the provision of such services, including inpatient and outpatient hospital services, clinical laboratory services, home health services, physical therapy services, occupational and physical therapy services, radiology and other imaging services and certain other diagnostic services. These laws and regulations also prohibit such entities from billing for services provided in violation of the laws and regulations.

We have financial relationships with physicians and hospitals in the form of compensation arrangements for services rendered. In addition, we have financial relationships with physicians to the extent they own an equity interest in us. While we believe our compensation arrangements with physicians and hospitals are in material compliance with applicable laws and regulations, government authorities might take a contrary position or prohibited referrals may occur. Further, because we cannot be certain that we will have knowledge of all physicians who may hold an indirect ownership interest, referrals from any such physicians may cause us to violate these laws and regulations.

Violation of these laws and regulations may result in the prohibition of payment for services rendered, significant fines and penalties, and exclusion from Medicare, Medicaid and other federal and state healthcare programs, any of which could have a material adverse effect on our business, financial condition and results of operations. In addition, expansion of our operations to new jurisdictions, new interpretations of laws in our existing jurisdictions or new physician self-referral laws could require structural and organizational modifications of our relationships with physicians to comply with those jurisdictions’ laws. Such structural and organizational modifications could result in lower profitability and failure to achieve our growth objectives. See “Business—Regulatory Matters.”

We could experience a loss of contracts with our physicians or be required to sever relationships with our affiliated professional corporations in order to comply with antitrust laws.

Our contracts with physicians include contracts with physicians organized as separate legal professional entities (e.g., professional medical corporations) and as individuals. As such, the antitrust laws deem each such physician/practice to be separate, both from us and from each other and, accordingly, each such physician/practice is subject to a wide range of laws that prohibit anti-competitive conduct among separate legal entities or individuals. A review or action by regulatory authorities or the courts that is negative in nature as to the relationship between us and the physicians/practices with which we contract, could force us to terminate our contractual relationships with physicians and affiliated professional corporations. Since we derive a significant portion of our revenues from these relationships, our revenues could substantially decrease. Moreover, if any review or action by regulatory authorities required us to modify our structure and organization to comply with such action or review, our debt covenants may not permit such modifications, thereby requiring us to obtain the consent of the holders of such indebtedness or requiring the refinancing of such indebtedness.

Risks Related to Our Indebtedness

Our substantial indebtedness could adversely affect our financial condition, our ability to operate our business, react to changes in the economy or our industry and pay our debts and could divert our cash flow from operations for debt payments.

We have a significant amount of indebtedness. As of December 31, 2009, our total indebtedness was $611.0 million, excluding $125.0 million of availability under our senior secured revolving credit facility (without giving effect to $7.7 million of undrawn letters of credit which reduces availability). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” A 0.25% increase in the expected rate of interest under our senior secured credit facilities would increase our annual interest expense by approximately $1.0 million.

Our substantial debt could have important consequences, including the following:

•	it may be difficult for us to satisfy our obligations, including debt service requirements under our outstanding debt and the senior subordinated notes;

•	our ability to obtain additional financing for working capital, capital expenditures, debt service requirements or other general corporate purposes may be impaired;

•

we may require a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures, future business opportunities and other purposes;

•	we may become more vulnerable to economic downturns and adverse industry conditions and our flexibility to plan for, or react to, changes in our business or industry may become more limited;

•

our ability to capitalize on business opportunities and to react to competitive pressures, as compared to our competitors, may be compromised due to our high level of debt and the restrictive covenants in some of our debt agreements;

•	our ability to borrow additional funds or to refinance debt may be limited; and

•

our potential or existing customers or physicians may not contract with us due to concerns over our ability to meet our financial obligations, such as the payment of physicians or insuring against our professional liability risks, under such contracts.

Furthermore, all of our debt under our senior secured credit facilities bears interest at variable rates. We are subject to an increase in rates under our revolving credit facility in the event our leverage ratio increases and an increase in rates under our term loan facility in the event of a downgrade in the corporate family rating of us by either Moody’s Investors Service, Inc. or Standard and Poor’s Ratings Services. If these rates were to increase significantly, the risks related to our substantial debt would intensify.

Despite current indebtedness levels, we and our subsidiaries may still be able to incur substantially more debt, which could further exacerbate the risks associated with our substantial leverage.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. Although the agreements governing our debt instruments contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. If we incur additional debt above the levels currently in effect, the risks associated with our leverage, including those described above, would increase. The senior secured revolving credit facility provides aggregate availability of up to $125.0 million, of which no amount is currently drawn (excluding $7.7 million in undrawn outstanding letters of credit as of December 31, 2009 which reduces availability).

Servicing our debt will require a significant amount of cash. Our ability to generate sufficient cash depends on numerous factors beyond our control, and we may be unable to generate sufficient cash flow to service our debt obligations.

Our business may not generate sufficient cash flow from operating activities to service our debt obligations. Our ability to make payments on and to refinance our debt and to fund planned capital expenditures will depend on our ability to generate cash in the future. To some extent, this is subject to general economic, financial, competitive, legislative, regulatory and other factors and reimbursement actions of governmental and commercial payers, all of which are beyond our control. Lower net revenues, or higher provision for uncollectibles, generally will reduce our cash flow.

If we are unable to generate sufficient cash flow to service our debt and meet our other commitments, we may need to refinance all or a portion of our debt, sell material assets or operations or raise additional debt or equity capital. We may not be able to effect any of these actions on a timely basis, on commercially reasonable terms or at all, and these actions may not be sufficient to meet our capital requirements. In addition, the terms of our existing or future debt agreements may restrict us from effecting any of these alternatives.

Restrictive covenants in our senior secured credit facilities and the indenture governing our senior subordinated notes may restrict our ability to pursue our business strategies, and failure to comply with any of these restrictions could result in acceleration of our debt.

The operating and financial restrictions and covenants in our senior secured credit facilities and the indenture governing the senior subordinated notes may adversely affect our ability to finance future operations or capital needs or to engage in other business activities. The senior secured credit facilities and/or the indenture governing our senior subordinated notes limit our ability, among other things, to:

•	incur additional debt or issue certain preferred shares;

•	pay dividends on or make distributions in respect of our common stock or make other restricted payments;

•	make certain investments;

•	sell certain assets;

•	create liens on certain assets;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•	enter into certain transactions with our affiliates; and

•	designate our subsidiaries as unrestricted subsidiaries.

In addition, the senior secured credit facilities require us to maintain certain financial ratios (including a minimum fixed charge coverage ratio) and satisfy other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we may not be able to meet those ratios and tests. A breach of any of these covenants could result in a default under the senior secured credit facilities. Upon the occurrence of an event of default under the senior secured credit agreement, the lenders could elect to declare all amounts outstanding under the senior secured credit agreement to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under the senior secured credit agreement could proceed against the collateral granted to them to secure that indebtedness. We have pledged a significant portion of our assets as collateral under the senior secured credit agreement. Our future operating results may not be sufficient to enable compliance with the covenants in the senior secured credit agreement, the indenture governing the senior subordinated notes or any other indebtedness and we may not have sufficient assets to repay the senior secured credit agreement as well as our unsecured indebtedness. In addition, in the event of an acceleration, we may not have or be able to obtain sufficient funds to make any accelerated payments.

A decline in our operating results or available cash could cause us to experience difficulties in complying with covenants contained in more than one agreement, which could result in our bankruptcy or liquidation.

If we were to sustain a decline in our operating results or available cash, we could experience difficulties in complying with the financial covenants contained in the senior secured credit agreement. For example, the loss of a significant portion of our existing military staffing business that is subject to the re-bidding process or a failure to mitigate such loss by winning new business as it is submitted for bid to the military may cause us difficulty in complying with such covenants. The failure to comply with such covenants could result in an event of default under the senior secured credit agreement and by reason of cross-acceleration or cross-default provisions, the senior subordinated notes and any other indebtedness may then become immediately due and payable. In addition, should an event of default occur, the lenders under our senior secured credit agreement could elect to terminate their commitments thereunder, cease making loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to obtain waivers from the required lenders under our senior secured credit agreement to avoid being in default. If we breach our covenants under our senior secured credit agreement and seek a waiver, we may not be able to obtain a waiver from the required lenders. If this occurs, we would be in default under our senior secured credit agreement, the lenders could exercise their rights, as described above, and we could be forced into bankruptcy or liquidation.

Risks Related to Our Common Stock

Future sales of our common stock or the possibility or perception of such future sales may depress our stock price.

Sales of a substantial number of shares of common stock in the public market, or the perception that these sales could occur, could substantially decrease the market price of our common stock. Substantially all of the shares of our common stock are available for resale in the public market, subject to the restrictions on sale or transfer during the 180-day lockup period following the date of our initial public offering.” Registration of the sale of these shares of our common stock would permit their sale into the market immediately. As restrictions on resale end or upon registration of any of these shares for resale, the market price of our common stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them.

In addition, following the expiration of the lock-up period, the Sponsor will have the right, subject to certain conditions, to require us to register the sale of its remaining shares of our common stock under the Securities Act. By exercising its registration rights and selling a large number of shares, the Sponsor could cause the prevailing market price of our common stock to decline.

The market price of our common stock may be volatile, which could cause the value of our common stock to decline.

The market price of our common stock may be volatile due to a number of factors such as those listed in “—Risks Related to Our Business” and the following, some of which are beyond our control:

•	quarterly variations in our results of operations;

•	results of operations that vary from the expectations of securities analysts and investors;

•	results of operations that vary from those of our competitors;

•	changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;

•	announcements by third parties of significant claims or proceedings against us;

•	future sales of our common stock; and

•	general U.S. and global economic conditions.

Furthermore, the stock market recently has experienced extreme volatility that in some cases has been unrelated or disproportionate to the operating performance of particular companies. These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our actual operating performance.

In the past, following periods of market volatility, stockholders have instituted securities class action litigation. If we were involved in securities litigation, it could have a substantial cost and divert resources and the attention of our senior management team from our business regardless of the outcome of such litigation.

The interests of our Sponsor may be in conflict with your interests.

Investment funds associated with or designated by the Sponsor beneficially own as of March 12, 2010, through Ensemble Parent LLC, 68.8%, of our outstanding common stock and voting power. As a result, the

Sponsor will have the ability to elect all of the members of our board of directors and thereby control our policies and operations, including the appointment of management, future issuances of our common stock or other securities, the payments of dividends, if any, on our common stock, the incurrence of debt by us, amendments to our certificate of incorporation and bylaws and the entering into of extraordinary transactions, and their interests may not in all cases be aligned with your interests. In addition, the Sponsor may have an interest in pursuing acquisitions, divestitures and other transactions that, in their judgment, could enhance their equity investment, even though such transactions might involve risks to you. For example, the Sponsor could cause us to make acquisitions that increase our indebtedness or to sell revenue-generating assets.

Additionally, the Sponsor is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. The Sponsor may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. So long as investment funds associated with or designated by the Sponsor continue to indirectly own a significant amount of our common stock and voting power through Ensemble Parent LLC, even if such amount is less than 50%, the Sponsor will continue to be able to strongly influence or effectively control our decisions. In addition, the Sponsor will be able to determine the outcome of all matters requiring stockholder approval and will be able to cause or prevent a change of control of our company or a change in the composition of our board of directors and could preclude any unsolicited acquisition of our company. The concentration of ownership could deprive you of an opportunity to receive a premium for your common stock as part of a sale of our company and might ultimately affect the market price of your common stock.

We are a “controlled company” within the meaning of The New York Stock Exchange listing standards and, as a result, will qualify for, and intend to rely on, exemptions from certain corporate governance requirements.

Investment funds associated with or designated by the Sponsor beneficially own as of March 12, 2010, through Ensemble Parent LLC, 68.8% of our outstanding common stock and voting power. Because affiliates of the Sponsor own more than 50% of the voting power of our company, we will be considered a “controlled company” for the purposes of The New York Stock Exchange, or NYSE, listing requirements. As such, we may elect not to comply with certain NYSE corporate governance requirements that: (1) a majority of the board of directors consist of independent directors, (2) we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities and (3) we have a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities. We are currently utilizing some of these exemptions. As a result, we do not have a majority of independent directors, and we do not have a compensation committee and a nominating and corporate governance committee consisting entirely of independent directors.

Anti-takeover provisions in our certificate of incorporation, by-laws and Delaware law could delay or prevent a change in control.

Our certificate of incorporation and by-laws may delay or prevent a merger or acquisition that a stockholder may consider favorable by, among other things, establishing a classified board of directors, permitting our board of directors to issue one or more series of preferred stock, requiring advance notice for stockholder proposals and nominations and placing limitations on convening stockholder meetings. Our certificate of incorporation also includes certain provisions (similar to the provisions of the Delaware General Corporation Law), that restrict certain business combinations with interested stockholders (other than the Sponsor and its direct and indirect transferees). These provisions may also discourage acquisition proposals or delay or prevent a change in control, which could harm our stock price.

We do not intend to pay cash dividends in the foreseeable future.

We do not intend to pay cash dividends on our common stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Our ability to pay dividends on our common stock is currently limited by the covenants of our senior secured credit facilities as well as the indenture governing our senior subordinated notes and may be further restricted by the terms of any future debt or preferred securities. Payments of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our business, operating results and financial condition, current and anticipated cash needs, plans for expansion and any legal or contractual limitations on our ability to pay dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of potential gain for the foreseeable future.

Item 1B.	Unresolved Staff Comments

Not Applicable.

Item 2.	Properties

Effective January 1, 2010, we leased approximately 58,000 square feet at 265 Brookview Town Centre Way for our corporate headquarters. We previously leased approximately 38,000 square feet at 1900 Winston Road, Knoxville, Tennessee for our corporate headquarters, which lease terminates on March 31, 2010. We also lease or sublease other facilities for our corporate functions as well as for the operations of our clinics, billing centers and certain regional operations. We believe our present facilities are substantially adequate to meet our current and projected needs. The leases and subleases have various terms primarily ranging from one to ten years and monthly rents ranging from approximately $1,000 to $100,000. Our monthly lease payments total approximately $0.7 million. We expect to be able to renew each of our leases or to lease comparable facilities on terms commercially acceptable to us.

Item 3.	Legal Proceedings

We are currently a party to various legal proceedings. While we currently believe that the ultimate outcome of such proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position or overall trends in results of operations, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on our net earnings in the period in which the ruling occurs. The estimate of the potential impact from such legal proceedings on our financial position or overall results of operations could change in the future.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock began trading on December 16, 2009, on the New York Stock Exchange (“NYSE”) under the symbol “TMH.” Prior to that date, there was no public market for our common stock. As of March 8, 2010, there were 261 holders of record of our common stock. This does not include persons who hold our common stock in nominee or “street name” accounts through brokers or banks.

The following table sets forth the high and low sales prices per share of our common stock as reported on the NYSE from the date our common stock began trading until the end of the fourth quarter of 2009:

	High	Low
December 16, 2009 to December 31, 2009	$14.04	$12.00

Dividend Policy

We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Our ability to pay dividends on our common stock is currently limited by the covenants of our Senior Secured Credit Facilities and our 11.25% Senior Subordinated Notes and may be further restricted by the terms of any future debt or preferred securities. Payments of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our business, operating results and financial condition, current and anticipated cash needs, plans for expansion and any legal or contractual limitations on our ability to pay dividends.

Item 6.	Selected Financial Data

The following table sets forth our selected historical financial data as of the dates and for the periods indicated. The selected historical financial data as of December 31, 2008 and 2009 and for each of the three years in the period ended December 31, 2009 have been derived from our audited consolidated financial statements included elsewhere in this Form 10-K. We derived the selected historical financial data as of December 31, 2006 and 2007 and for the year ended December 3, 2006 from our audited consolidated financial statements that are not included in this Form 10-K. We derived the selected historical financial data as of and for the year ended December 31, 2005 from our unaudited consolidated financial statements that are not included in this Form 10-K.

You should read the data presented below together with, and qualified by reference to, our consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” each of which is included elsewhere in this prospectus.

	Year Ended December 31,
	2005	2006	2007	2008	2009
	(Dollars in thousands, except per share data)
Statement of Operations Data:
Net revenue less provision for uncollectibles	$1,001,725	$1,095,387	$1,232,065	$1,331,317	$1,423,441
Cost of services rendered (exclusive of depreciation and amortization shown separately below):
Professional service expenses	750,632	831,826	950,872	1,046,806	1.102,091
Professional liability costs	40,383	37,642	21,057	15,247	32,178
General and administrative expenses	101,381	103,744	114,476	116,942	130,226

	Year Ended December 31,
	2005	2006	2007	2008	2009
	(Dollars in thousands, except per share data)
Management fee and other expenses	1,901	3,748	4,054	3,602	35,676
Impairment of intangibles	—	—	—	9,134	—
Depreciation and amortization	24,813	23,308	14,823	17,281	18,813
Interest expense, net	30,009	57,813	55,234	45,849	36,679
Loss (gain) on extinguishment of debt	25,340	—	—	(1,640)	—
Transaction costs	18,223	—	—	2,386	2,120

Earnings from continuing operations before income taxes	9,043	37,306	71,549	75,710	65,658

Provision for income taxes	8,190	13,792	27,703	31,044	24,953

Earnings from continuing operations	853	23,514	43,846	44,666	40,705

Earnings (loss) from discontinued operations, net of taxes	858	(7,049)	(576)	—	—

Net earnings attributable to common shareholders/members	$1,711	$16,465	$43,270	$44,666	$40,705

Per Share Data:
Unaudited pro forma basic net earnings per share(1)
Net earnings per share	$0.04	$0.34	$0.89	$0.91	$0.82
Weighted average shares outstanding (in thousands)	48,306	48,805	48,790	48,876	49,427
Unaudited pro forma diluted net earnings per share
Net earnings per share	$0.04	$0.33	$0.88	$0.91	$0.82

Weighted average shares outstanding (in thousands)	48,306	49,511	49,385	49,311	49,747

Cash Flows and Other Financial Data:
Net cash provided by operating activities	$56,843	$49,553	$70,054	$61,971	$82,841
Net cash provided by (used in) investing activities	29,286	(50,109)	(31,256)	(29,772)	(99,580)
Net cash (used in) provided by financing activities	(93,416)	(6,089)	(12,507)	(16,091)	140,672
Capital expenditures(2)	10,917	11,271	12,680	12,141	11,613

Balance Sheet Data (at period end):
Cash and cash equivalents	$10,644	$3,999	$30,290	$46,398	$170,331
Working capital(3)	39,312	49,577	69,931	85,746	17,387
Total assets	646,501	654,560	699,173	726,781	940,946
Total debt	645,300	642,550	631,500	615,275	611,025

Total shareholders’ deficit	—	—	—	—	(92,332)

Total members’ deficit	$(383,521)	$(366,690)	$(324,535)	$(283,674)	$—

(1)

Per share data has been computed based upon the number of shares of common stock outstanding immediately after our Corporate Conversion applied to historical net income amounts and will give retroactive effect to the conversion of our limited liability company interests into shares of common stock. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Introduction.”

(2)	Reflects expenditures for property and equipment used in our business.
(3)	Working capital means current assets minus current liabilities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

We believe we are one of the largest suppliers of outsourced healthcare professional staffing and administrative services to hospitals and other healthcare providers in the United States, based upon revenues and patient visits. Our regional operating models also include comprehensive programs for inpatient care, radiology, pediatrics and other healthcare services, principally within hospital departments and other healthcare treatment facilities. We have focused, however, primarily on providing outsourced services to hospital EDs, which accounts for the majority of our net revenues.

The Corporate Conversion

Effective December 15, 2009, we converted from a limited liability company to a corporation in connection with our initial public offering. In addition to converting Class A units, Class B units and Class C units into common stock, each holder of Class B units and Class C units was also issued vested and unvested options to acquire shares of our common stock in substitution for part of the economic benefits of their outstanding Class B units or Class C units not reflected in the conversion of the units into shares of common stock, with the exercise price of these options equal to the initial public offering price or such higher price as was necessary to accurately reflect the terms of the Class B units or Class C units to which they relate. The common stock received in the conversion associated with unvested Class B units and Class C units and the unvested options are subject to the same vesting schedule that was previously applied to the Class B units or Class C units to which they relate. A total of $6.2 million of pre-tax non-cash share-based compensation expense was and will be recognized in connection with a portion of these option grants. Approximately $4.6 million of this expense was recognized in December 2009 and the remaining $1.6 million expense will be amortized over the vesting period of the applicable common stock and options.

Initial Public Offering

In December 2009, we completed our initial public offering of 13,300,000 shares of common stock. Including the subsequent exercise in January 2010 of the underwriters’ over-allotment option to purchase 1,995,000 shares, a total of 15,295,000 shares were sold. The total number of outstanding common shares was 62,401,000 as of December 31, 2009, and the total number of outstanding common shares after the exercise of the over-allotment option was 64,396,000.

Our net proceeds of approximately $168.5 million from the offering were used for the pro rata redemption of approximately $157.5 million aggregate amount of our 11.25% Senior Subordinated Notes due 2013. We completed the initial $136.9 million redemption on January 25, 2010, and the additional $20.6 million redemption using the over-allotment option proceeds was completed on February 12, 2010.

Factors and Trends that Affect Our Results of Operations

In reading our financial statements, you should be aware of the following factors and trends that we believe are important in understanding our financial performance.

General Economic Conditions

The continuation of the current economic downturn may adversely impact our ability to collect for the services we provide as higher unemployment and reductions in commercial managed care and governmental healthcare program enrollment may increase the number of uninsured and underinsured patients seeking healthcare at one of our staffed EDs. We could also be negatively affected if the federal government or the states reduce funding of Medicare, Medicaid and other federal and state healthcare programs in response to increasing deficits in their budgets. Also, patient volume trends in our hospital EDs could be adversely affected as individuals potentially defer or forgo seeking care in such departments due to the loss or reduction of coverage previously available to such individuals under commercial insurance or governmental healthcare programs.

Additionally, we have a revolving credit facility commitment with a large consortium of banks, including CIT Lending Services Corporation, or CIT Lending Services, a subsidiary of CIT. On November 1, 2009, it was reported that CIT filed for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in the Southern District of New York and subsequently emerged from bankruptcy on December 10, 2009. As of March 12, 2010, CIT Lending Services’ was not a party to the above-referenced Chapter 11 filing and their total commitment within this existing credit facility was $5.0 million. As of December 7, 2009 the amount of availability under the revolving credit facility was increased to $125.0 million as a result of a lender purchasing the $15.0 million interest previously held by Lehman Brothers Commercial Paper, Inc., a subsidiary of Lehman Brothers Holdings, Inc. which filed for bankruptcy on September 15, 2008.

As of December 31, 2009, we had no outstanding borrowings under the $125.0 million senior secured revolving credit facility and $7.7 million of outstanding letters of credit. We do not believe any potential reduction in available capacity under this revolving credit facility will have a significant impact on our liquidity. We believe our cash balances, operating cash flows and funds available under our senior secured credit facilities provide adequate resources to fund ongoing operating requirements, future expansion opportunities and capital expenditures in the foreseeable future. None of Team Health Holdings, Team Finance nor any of our subsidiaries are a counterparty with CIT or any of its subsidiaries under our existing interest rate swap contracts.

2010 Medicare Fee Schedule Changes

On October 30, 2009, CMS released its final 2010 MPFS payment changes covering the period from January 1, 2010 through December 30, 2010. The final rule includes a 21.2% rate reduction in the MPFS for 2010 as a result of the application of the SGR. The PQRI payment incentives for physicians who successfully report measures under PQRI will remain at 2.0% for 2010. Although the final rule was to become effective January 1, 2010, as of March 11, 2010, Congress and the President had enacted legislation to delay the MPFS SGR payment reductions through March 31, 2010. However, absent regulatory changes or further Congressional action with respect to the application of the SGR, Medicare physician services will be subject to significant reductions beginning on April 1, 2010.

Any future reductions in amounts paid by government programs for physician services or changes in methods or regulations governing payment amounts or practices could cause our revenues to decline and we may not be able to offset reduced operating margins through cost reductions, increased volume or otherwise.

Coding and Billing Changes

We are subject to various coding and billing criteria related to how certain ED physician services can be billed. The way we are able to bill for these services may be modified or changed from time to time eliminating or reducing our reimbursement for these services. During 2008, we experienced a negative revenue impact of changes in billing and coding associated with intravenous infusion of medications, rehydration treatment services and other procedures in hospital ED settings, which was estimated to be approximately $10 million. The adverse impact of the reimbursement reductions in 2008 was countered through a variety of initiatives, including improved provider productivity, increases in the efficiency and effectiveness of our revenue cycle process, and the reduction or deferral of certain operating costs. During 2009, we did not encounter similar type changes in coding or billing criteria.

Military Healthcare Staffing

We are a provider of healthcare professionals that serve military personnel and their dependents in military treatment facilities nationwide administered by the U.S. Department of Defense. Our revenues derived from military healthcare staffing totaled $160.8 million and $152.1 million for the years ended December 31, 2008 and 2009, respectively. These revenues are derived from contracts that are subject to a competitive bidding process, which in recent years we have seen move toward a bias of awards to small business owners. If this trend continues we may see additional reductions in our revenues from this business line.

Approximately $104.5 million of the estimated annual revenue won by us as part of the military’s contract bidding process in 2008, was awarded to us on a one-year contract basis and was subject to re-bid and award on or about October 1, 2009. Approximately $72.2 million of estimated annual revenue won during the bidding process in 2008 was awarded to us on a two to five option year contract basis which gives the government the option to exercise available option years each October 1. We were successful in retaining existing business or winning new bids following the completion of the bidding process as of October 1, 2009 in the estimated annualized amount of $157.5 million. The estimated annualized amount of $157.5 million included $92.5 million awarded under one-year contracts. The government also reserves a portion of its contracts for award to small businesses. We participate in these small business awards to the extent we can serve as a sub-contractor to small businesses that win such bids. Approximately 25.2% of our military staffing revenue for the year ended December 31, 2009 was derived through a subcontracting agreement with a small business prime contractor, compared to 25.6% for the same period in 2008.

Critical Accounting Policies and Estimates

The following discussion provides an assessment of our results of operations, liquidity and capital resources and should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which requires us to make estimates and assumptions. Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of our consolidated financial statements.

There have been no changes to these critical accounting policies or their application during the year ended December 31, 2009.

Revenue Recognition

Net Revenue. Net revenue consists of fee for service revenue, contract revenue and other revenue. Net revenue is recorded in the period services are rendered. Our net revenue is principally derived from the provision of healthcare staffing services to patients within healthcare facilities. The form of billing and related risk of collection for such services may vary by customer. The following is a summary of the principal forms of our billing arrangements and how net revenue is recognized for each.

A significant portion (approximately 81% of our net revenue in the year ended December 31, 2009 and 80% for the year ended December 31, 2008) resulted from fee for service patient visits. Fee for service revenue represents revenue earned under contracts in which we bill and collect the professional component of charges for medical services rendered by our contracted and employed physicians. Under the fee for service arrangements, we bill patients for services provided and receive payment from patients or their third-party payers. Fee for service revenue is reported net of contractual allowances and policy discounts. All services provided are expected to result in cash flows and are therefore reflected as net revenue in the financial statements. Fee for service revenue is recognized in the period that the services are rendered to specific patients and reduced immediately for the estimated impact of contractual allowances in the case of those patients having third-party payer coverage. The recognition of net revenue (gross charges less contractual allowances) from such visits is dependent on such factors as proper completion of medical charts following a patient visit, the forwarding of such charts to one of our billing centers for medical coding and entering into our billing systems and the verification of each patient’s submission or representation at the time services are rendered as to the payer(s) responsible for payment of such services. Net revenue is recorded based on the information known at the time of entering such information into our billing systems as well as an estimate of the net revenue associated with medical charts for a given service period that have not yet been processed into our billing systems. The above factors and estimates are subject to change. For example, patient payer information may change following an initial attempt to bill for services due to a change in payer status. Such changes in payer status have an impact on recorded net revenue due to differing payers being subject to different contractual allowance amounts. Such changes in net revenue are recognized in the period that such changes in the payer become known. Similarly, the actual volume of medical charts not processed into our billing systems may be different from the amounts estimated. Such differences in net revenue are adjusted the following month based on actual chart volumes processed.

Contract revenue represents revenue generated under contracts in which we provide physician and other healthcare staffing and administrative services in return for a contractually negotiated fee. Contract revenue consists primarily of billings based on hours of healthcare staffing provided at agreed upon hourly rates. Revenue in such cases is recognized as the hours worked by our staff and contractors. Additionally, contract revenue includes supplemental revenue from hospitals where we may have a fee for service contract arrangement. Contract revenue for the supplemental billing in such cases is recognized based on the terms of each individual contract. Such contract terms generally either provide for a fixed monthly dollar amount or a variable amount based upon measurable monthly activity, such as hours staffed, patient visits or collections per visit compared to a minimum activity threshold. Such supplemental revenues based on variable arrangements are usually contractually fixed on a monthly, quarterly or annual calculation basis considering the variable factors negotiated in each such arrangement. Such supplemental revenues are recognized as revenue in the period when such amounts are determined to be fixed and therefore contractually obligated as payable by the customer under the terms of the respective agreement.

Other revenue consists primarily of revenue from management and billing services provided to outside parties. Revenue is recognized for such services pursuant to the terms of the contracts with customers. Generally, such contracts consist of fixed monthly amounts with revenue recognized in the month services are rendered or as hourly consulting fees recognized as revenue as hours worked in accordance with such arrangements. Additionally, we derive a portion of our revenues from providing billing services that are contingent upon the collection of third-party physician billings by us on behalf of such customers. Revenues are not considered earned and therefore not recognized as revenue until actual cash collections are achieved in accordance with the contractual arrangements for such services.

Net Revenue Less Provision for Uncollectibles. Net revenue less provision for uncollectibles reflects management’s estimate of billed amounts to ultimately be collected. Management, in estimating the amounts to be collected resulting from over seven million annual fee for service patient visits and procedures, considers such factors as prior contract collection experience, current period changes in payer mix and patient acuity indicators, reimbursement rate trends in governmental and private sector insurance programs, resolution of overprovision account balances, the estimated impact of billing system effectiveness improvement initiatives, and trends in collections from self-pay patients and external collection agencies. In developing our estimate of collections per visit or procedure, we consider the amount of outstanding gross accounts receivable by period of service, but do not use an accounts receivable aging schedule to establish estimated collection valuations. Individual estimates of net revenue less provision by contractual location are monitored and refreshed each month as cash receipts are applied to existing accounts receivable and other current trends that have an impact upon the estimated collections per visit are observed. Such estimates are substantially formulaic in nature. In the ordinary course of business we experience changes in our initial estimates of net revenues less provision for uncollectibles during the year following commencement of services. Such provisions and any subsequent changes in estimates may result in adjustments to our operating results with a corresponding adjustment to our accounts receivable allowance for uncollectibles on our balance sheet. Differences between amounts ultimately realized and the initial estimates of net revenue less provision have historically not been material.

Net revenue less provision for uncollectibles for the years ended December 31, 2007, 2008 and 2009, respectively, consisted of the following:

	2007	2008	2009
	(In thousands)
Gross fee for service charges	$3,507,454	$3,876,032	$4,418,749
Unbilled revenue	6,149	753	4,919
Less: contractual adjustments	1,834,499	2,049,178	2,403,822

Fee for service revenue	1,679,104	1,827,607	2,019,846
Contract revenue	403,086	441,050	437,637
Other revenue	23,962	23,155	25,792

Net revenue	2,106,152	2,291,812	2,483,275
Less: provision for uncollectibles	874,087	960,495	1,059,834

Net revenue less provision for uncollectibles	$1,232,065	$1,331,317	$1,423,441

Contractual adjustments represent our estimate of discounts and other adjustments to be recognized from gross fee for service charges under contractual payment arrangements, primarily with commercial, managed care and governmental payment plans such as Medicare and Medicaid when affiliated providers participate in such plans. The increase in contractual adjustments noted above is due to the overall increase in gross fee for service charges resulting from annual increases in our gross billing fee schedules and increases in patient visits and procedures between periods. Contractual adjustments increased at a faster pace than the increase in gross fee for service charges as the annual reimbursement increases under contracts with managed care plans and government payers that are subject to contractual adjustments tend to be less than the overall annual increase in our gross billing fee schedules.

The table below summarizes our approximate payer mix as a percentage of fee for service patient volume for the periods indicated:

	Year Ended December 31,
	2007	2008	2009
Payer:
Medicare	21.2%	21.8%	21.4%
Medicaid	24.0	23.8	26.0
Commercial and managed care	29.3	29.6	28.5
Self-pay	22.7	22.3	21.8
Other	2.8	2.5	2.3

Total	100.0%	100.0%	100.0%

Accounts Receivable. As described above and below, we determine the estimated value of our accounts receivable based on estimated cash collection run rates of estimated future collections, by facility contract, for patient visits under our fee for service contract revenue. Accordingly, we are unable to report the payer mix composition on a dollar basis of our outstanding net accounts receivable. However, a 1% change in the estimated carrying value of our net fee for service patient accounts receivable before consideration of the allowance for uncollectible accounts at December 31, 2009 could have an after tax effect of approximately $2.1 million on our financial position and results of operations. Our days of revenue outstanding at December 31, 2008 and at December 31, 2009, were 66.7 days and 62.3 days, respectively. The number of days outstanding will fluctuate over time due to a number of factors. The decrease in average days outstanding of approximately 4.4 days includes a decrease of 2.7 days resulting from an increase in average revenue per day and a decrease of 5.0 days associated with a reduction in the estimated value of contract accounts receivable. These decreases were partially offset by an increase of 3.3 days related to the increase in estimated value of fee for service accounts receivable.

The increase in average revenue per day is primarily attributable to an increase in gross charges, increased pricing with managed care plans and increases in Medicare reimbursements. The decrease of 5.0 days associated with the reduction of contract accounts receivable and the increase of 3.3 days related to fee for service accounts receivable are due primarily to timing of cash collections and valuation adjustments recorded in the period. Our allowance for doubtful accounts totaled $178.7 million as of December 31, 2009.

Approximately 98% of our allowance for doubtful accounts is related to gross fees for fee for service patient visits. Our principal exposure for uncollectible fee for service visits is centered in self-pay patients and, to a lesser extent, for co-payments and deductibles from patients with insurance. While we do not specifically allocate the allowance for doubtful accounts to individual accounts or specific payer classifications, the portion of the allowance associated with fee for service charges as of December 31, 2009 was equal to approximately 92% of outstanding self-pay fee for service patient accounts.

The majority of our fee for service patient visits are for the provision of emergency care in hospital settings. Due to federal government regulations governing the provision of such care, we are obligated to provide emergency care regardless of the patient’s ability to pay or whether or not the patient has insurance or other third-party coverage for the costs of the services rendered. While we attempt to obtain all relevant billing information at the time emergency care services are rendered, there are numerous patient encounters where such information is not available at time of discharge. In such cases where detailed billing information relative to insurance or other third-party coverage is not available at discharge, we attempt to obtain such information from the patient or client hospital billing record information subsequent to discharge to facilitate the collections process. Collections at the time of rendering such services (emergency room discharge) are not significant. Primary responsibility for collection of fee for service accounts receivable resides within our internal billing operations. Once a claim has been submitted to a payer or an individual patient, employees within our billing operations are responsible for the follow-up collection efforts. The protocol for follow-up differs by payer classification. For self-pay patients, our billing system will automatically send a series of dunning letters on a prescribed time frame requesting payment or the provision of information reflecting that the balance due is covered by another payer, such as Medicare or a third-party insurance plan. Generally, the dunning cycle on a self-pay account will run from 90 to 120 days. At the end of this period, if no collections or additional information is obtained from the patient, the account is no longer considered an active account and is transferred to a collection agency. Upon transfer to a collection agency, the patient account is written-off as a bad debt. Any subsequent cash receipts on accounts previously written-off are recorded as a recovery. For non-self-pay accounts, billing personnel will follow-up and respond to any communication from payers such as requests for additional information or denials until collection of the account is obtained or other resolution has occurred. At the completion of our collection cycle, we factor on a non-recourse basis selected patient accounts to external collection agencies while other selected accounts may be transferred to collection agencies under a contingent collection basis. The projected value of future factoring and contingent collection proceeds are considered in the estimation of our overall accounts receivable valuation. For contract accounts receivable, invoices for services are prepared in our various operating areas and mailed to our customers, generally on a monthly basis. Contract terms under such arrangements generally require payment within 30 days of receipt of the invoice. Outstanding invoices are periodically reviewed and operations personnel with responsibility for the customer relationship will contact the customer to follow-up on any delinquent invoices. Contract accounts receivable will be considered as bad debt and written-off based upon the individual circumstances of the customer situation after all collection efforts have been exhausted, including legal action if warranted, and it is the judgment of management that the account is not expected to be collected.

Methodology for Computing Allowance for Doubtful Accounts. We employ several methodologies for determining our allowance for doubtful accounts depending on the nature of the net revenue recognized. We initially determine gross revenue for our fee for service patient visits based upon established fee schedule prices. Such gross revenue is reduced for estimated contractual allowances for those patient visits covered by contractual insurance arrangements to result in net revenue. Net revenue is then reduced for our estimate of uncollectible amounts. Fee for service net revenue less provision for uncollectibles represents our estimated cash to be collected from such patient visits and is net of our estimate of account balances estimated to be uncollectible. The provision for uncollectible fee for service patient visits is based on historical experience resulting from over seven million annual fee for service patient visits. The significant volume of patient visits and the terms of thousands of commercial and managed care contracts and the various reimbursement policies relating to governmental healthcare programs do not make it feasible to evaluate fee for service accounts receivable on a specific account basis. Fee for service accounts receivable collection estimates are reviewed on a quarterly basis for each of our fee for service contracts by period of accounts receivable origination. Such reviews include the use of historical cash collection percentages by contract adjusted for the lapse of time since the date of the patient visit. In addition, when actual collection percentages differ from expected results, on a contract by contract basis, supplemental detailed reviews of the outstanding accounts receivable balances may be performed by our billing operations to determine whether there are facts and circumstances existing that may cause a different conclusion as to the estimate of the collectibility of that contract’s accounts receivable from the estimate resulting from using the historical collection experience. Contract-related net revenue is billed based on the terms of the contract at amounts expected to be collected. Such billings are typically submitted on a monthly basis and aged trial balances prepared. Allowances for estimated uncollectible amounts related to such contract billings are made based upon specific accounts and invoice periodic reviews once it is concluded that such amounts are not likely to be collected. The methodologies employed to compute allowances for doubtful accounts were unchanged between 2009 and 2008.

Insurance Reserves

The nature of our business is such that it is subject to professional liability claims and lawsuits. Historically, to mitigate a portion of this risk, we have maintained insurance for individual professional liability claims with per incident and annual aggregate limits per physician for all incidents. Prior to March 12, 2003, we obtained such insurance coverage from commercial insurance providers. Subsequent to March 11, 2003, we have provided for a significant portion of our professional liability loss exposures through the use of a captive insurance company and through greater utilization of self-insurance reserves. Since March 12, 2003, the most significant cost element within our professional liability program has consisted of the actuarial estimates of losses by occurrence period. In addition to the estimated actuarial losses, other costs that are considered by management in the estimation of professional liability costs include program costs such as brokerage fees, claims management expenses, program premiums and taxes, and other administrative costs of operating the program, such as the costs to operate the captive insurance subsidiary. Net costs in any period reflect our estimate of net losses to be incurred in that period as well as any changes to our estimates of the reserves established for net losses of prior periods.

Our commercial insurance policy for professional liability losses for the period March 12, 1999 through March 11, 2003 included insured limits applicable to such coverage in the period. Effective April 2006, we executed an agreement with the commercial insurance provider that issued the policy that ended March 11, 2003 to increase the existing $130.0 million aggregate limit of coverage. Under the terms of the agreement, we will make periodic premium payments to the commercial insurance company and the total aggregate limit of coverage under the policy will be increased by a portion of the premiums paid. We have committed to fund premiums such that the total aggregate limit of coverage under the program remains greater than the paid losses at any point in time. During fiscal years 2007 and 2008, we funded a total of $9.6 million and $2.7 million under this agreement. For the year ended December 31, 2009, we funded a total of $4.6 million and have agreed to fund additional payments, which will be based upon the level of incurred losses relative to the aggregate limit of coverage at that time.

As of December 31, 2009, the current aggregate limit of coverage under this policy is $156.3 million and the estimated loss reserve for claim losses and expenses in excess of the current aggregate limit we recorded was $9.4 million.

The accounts of the captive insurance company are fully consolidated with those of our other operations in the accompanying financial statements.

The estimation of medical professional liability losses is inherently complex. Medical professional liability claims are typically resolved over an extended period of time, often as long as ten years or more. The combination of changing conditions and the extended time required for claim resolution results in a loss estimation process that requires actuarial skill and the application of judgment, and such estimates require periodic revision. A report of actuarial loss estimates is prepared at least semi-annually. Management’s estimate of our professional liability costs resulting from such actuarial studies is significantly influenced by assumptions and assessments regarding expectations of several factors. These factors include, but are not limited to: historical paid and incurred loss development trends; hours of exposure as measured by hours of physician and related professional staff services; trends in the frequency and severity of claims, which can differ significantly by jurisdiction due to the legislative and judicial climate in such jurisdictions; coverage limits of third-party insurance; the effectiveness of our claims management process; and the outcome of litigation. As a result of the variety of factors that must be considered by management, there is a risk that actual incurred losses may develop differently from estimates.

The underlying information that serves as the foundational basis for making our actuarial estimates of professional liability losses is our internal database of incurred professional liability losses. We have captured extensive professional liability loss data going back, in some cases, over twenty years, that is maintained and updated on an ongoing basis by our internal claims management personnel. Our database contains comprehensive incurred loss information for our existing operations as far back as fiscal year 1997 (reflecting the initial timeframe in which we migrated to a consolidated professional liability program concurrent with the consummation of several significant acquisitions) and, in addition, we possess additional loss data that predates 1997 dates of occurrence for certain of our operations. Loss information reflects both paid and reserved losses incurred when we were covered by outside commercial insurance programs as well as paid and reserved losses incurred under our self-insurance program. Because of the comprehensive nature of the loss data and our comfort with the completeness and reliability of the loss data, this is the information that is used in the development of our actuarial loss estimates. We believe this database is one of the largest repositories of physician professional liability loss information available in our industry and provides us and our actuarial consultants with sufficient data to develop reasonable estimates of the ultimate losses under our self-insurance program. In addition to the estimated losses, as part of the actuarial process, we obtain revised payment pattern assumptions that are based upon our historical loss and related claims payment experience. Such payment patterns reflect estimated cash outflows for aggregate incurred losses by period based upon the occurrence date of the loss as well as the report date of the loss. Although variances have been observed in the actuarial estimate of ultimate losses by occurrence period between actuarial studies, the estimated payment patterns have shown much more limited variability. We use these payment patterns to develop our estimate of the discounted reserve amounts. The relative consistency of the payment pattern estimates provides us with a foundation in which to develop a reasonable estimate of the discount value of the professional liability reserves based upon the most current estimate of ultimate losses to be paid and the reasonable likelihood of the related cash flows over the payment period. As of December 31, 2009 and December 31, 2008, our estimated loss reserves were discounted at 3.9% and 2.2%, respectively, which was the current ten year U.S. Treasury rate at those dates, and which reflects the risk free interest rate over the expected period of claims payments.

In establishing our initial reserves for a given loss period, management considers the results of the actuarial loss estimates for such periods as well as assumptions regarding loss retention levels and other program costs to be incurred. On a semi-annual basis, we will review our professional liability reserves considering not only the reserves and loss estimates associated with the current period, but also the reserves established in prior periods based upon revised actuarial loss estimates. The actuarial estimation process employed utilizes a frequency severity simulation model to estimate the ultimate cost of claims for each loss period. The results of the simulation model are then validated by a comparison to the results from several different actuarial methods (paid loss development, incurred loss development, incurred Bornhuetter-Ferguson method, paid Bornhuetter-Ferguson method) for reasonableness. Each method contains assumptions regarding the underlying claims process. Actuarial loss estimates at various confidence levels capture the variability in the loss estimates for process risk but assume that the underlying model and assumptions are correct. Adjustments to professional liability loss reserves will be made as needed to reflect revised assumptions and emerging trends and data. Any adjustments to reserves are reflected in the current operations. Due to the size of our reserve for professional liability losses, even a small percentage adjustment to these estimates can have a material effect on the results of operations for the period in which the adjustment is made. Given the number of factors considered in establishing the reserves for professional liability losses, it is neither practical nor meaningful to isolate a particular assumption or parameter of the process and calculate the impact of changing that single item. The actuarial reports provide a variety of loss estimates based upon statistical confidence levels reflecting the inherent uncertainty of the medical professional liability claims environment in which we operate. Initial year loss estimates are generally recorded using the actuarial expected loss estimate, but aggregate professional liability loss reserves may be carried at amounts in excess of the expected loss estimates provided by the actuarial reports due to the relatively short time period in which we have provided for our losses on a self-insured basis and the expectation that we believe additional adjustments to prior year estimates may occur as our reporting history and loss portfolio matures. In addition, we are subject to the risk of claims in excess of insured limits as well as unlimited aggregate risk of loss in certain loss periods. As our self-insurance program continues to mature and additional stability is noted in the loss development trends in the initial years of the program, we expect to continue to review and evaluate the carried level of reserves and make adjustments as needed.

Based on the results of the actuarial study completed in April 2009, we recorded a reduction in professional liability reserves associated with prior year loss estimates in the amount of $18.8 million during the three months ended March 31, 2009. Of the total reserve reduction, $18.3 million was associated with loss estimates established in prior years for the self-insurance program covering the loss occurrence periods from March 12, 2003 through December 31, 2009. The remaining reserve reduction of $0.5 million was associated with the estimated losses in excess of the aggregate limit of coverage under the commercial insurance program that ended March 12, 2003.

The second semi-annual report of actuarial loss estimates was completed in October 2009. Based on these results, management determined no additional change was necessary in our consolidated reserves for professional liability losses as of December 31, 2009 related to prior year loss estimates.

The following reflects the current reserves for professional liability costs as of December 31, 2009 (in millions) as well as the sensitivity of the reserve estimates at a 75% and 90% confidence level:

As reported	$145.2
At 75% confidence level	$148.6
At 90% confidence level	$163.8

It is not possible to quantify the amount of the change in our estimate of prior year losses by individual fiscal period due to the nature of the professional liability loss estimates that are provided to us on an occurrence period basis and the nature of the coverage that is obtained in the commercial insurance market which is generally underwritten on a claims made or report period basis. Even though we are self-insured for a significant portion of our risk, due to customer contracting requirements and state insurance regulations, we still, at times, must place coverage on a claims made or report period basis with commercial insurance carriers. When evaluating the appropriate carrying level of our self-insured professional liability reserves, management considers the current estimates of occurrence period loss estimates as well as how such loss estimates and related future claims will interact with previous or current commercial insurance programs when projecting future cash flows. However, the complexity that is associated with multiple occurrence periods interacting with multiple report periods that contain risks and related reserves retained by us, as well as transferred to commercial insurance carriers, makes it impossible to allocate the change in prior year loss estimates to individual occurrence periods. Instead, we evaluate the future expected cash flows for all historical loss periods in the aggregate and compare such estimates to the current carrying value of our professional liability reserves. This process provides the basis for us to conclude that our reserves for professional liability losses are reasonable and properly stated. Management considers the results of actuarial studies when estimating the appropriate level of professional liability reserves and no adjustments to prior year loss estimates were made in periods where updated actuarial loss estimates were not available.

Contributing to the reduction in professional liability reserves associated with prior years recognized in the first quarter of 2009 were improvements in the estimate of ultimate losses by occurrence periods contained in the actuarial report received in April 2009. The April 2009 actuarial report reflected a reduction in the estimated ultimate undiscounted losses by occurrence period of between 11.3% and 11.5% (at various confidence factors) for the self-insured loss period from March 12, 2003 through December 31, 2009. The April 2009 actuarial report also reflected a reduction in the estimated undiscounted losses of between 0.3% and 0.9% (at various confidence factors) for our exposure in excess of the aggregate limit of coverage in place on the commercial insurance program that ended March 12, 2003.

Due to the complexity of the actuarial estimation process, there are many factors, trends, and assumptions that must be considered in the development of the actuarial loss estimates and we are not able to quantify and disclose which specific elements are primarily contributing to the overall favorable development in the revised loss estimates of historical occurrence periods. However, we believe that our internal investments in enhanced risk management and claims management resources and initiatives, such as the employment of additional claims and litigation management personnel and practices and an expansion of programs such as root cause loss analysis, early claim evaluation, and litigation support for insured providers, as well as the improved legal environment resulting from professional liability tort reform efforts in certain key jurisdictions such as Florida and Texas have contributed to the favorable trend in loss development estimates noted during the prior year occurrence periods.

Impairment of Intangible Assets

In assessing the recoverability of our intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. Specifically, in estimating the fair value of a reporting unit, we use valuation techniques based on the historical and expected future performance of the specific reporting units and the current valuation multiples of entities that have comparable operations and economic characteristics. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets.

In December 2008, we recorded an impairment loss of $9.1 million related to $8.8 million of goodwill for our After Hours Pediatric unit and $0.3 million of goodwill for our Radiology reporting unit. The goodwill impairment charge was based upon a combination of current market valuations and management’s assessment of the projected operating performance of the operations. Following the impairment charge, there was no remaining recorded goodwill associated with these reporting units. The remaining reporting units that have recorded goodwill, based on the results of our annual impairment test, are not considered to be at risk as of December 31, 2009. The results of step one of the annual impairment test completed as of December 31, 2009, and as prescribed by the provisions of ASC Topic 350 “Intangibles—Goodwill and Other,” which is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill, indicated that the fair value of each reporting unit that has remaining recorded goodwill exceeded its carrying value by more than 20%.

Results of Operations

The following discussion provides an analysis of our results of operations and should be read in conjunction with our consolidated financial statements included elsewhere in this Form 10-K. The operating results of the periods presented were not significantly affected by general inflation in the U.S. economy. Net revenue less the provision for uncollectibles is an estimate of future cash collections and as such it is a key measurement by which management evaluates performance of individual contracts as well as our company as a whole. The following table sets forth the components of net earnings as a percentage of net revenue less provision for uncollectibles for the periods indicated:

	Year Ended December 31,
	2007	2008	2009
Net revenue less provision for uncollectibles	100.0%	100.0%	100.0%
Professional services expenses	77.2	78.6	77.4
Professional liability costs	1.7	1.2	2.3
General and administrative expenses	9.3	8.8	9.1
Management fee and other expenses	0.3	0.3	2.5
Impairment of intangibles	—	0.7	—
Depreciation and amortization	1.2	1.3	1.3
Interest expense, net	4.5	3.4	2.6
Gain on extinguishment of debt	—	(0.1)	—
Transaction costs	—	0.2	0.1

Earnings from continuing operations before income taxes	5.8	5.7	4.6
Provision for income taxes	2.2	2.3	1.8

Earnings from continuing operations	3.6	3.4	2.9
Loss from discontinued operations, net of taxes	(0.1)	—	—

Net earnings	3.5%	3.4%	2.9%

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

Net Revenue. Net revenue in the year ended December 31, 2009 increased $191.5 million, or 8.4%, to $2.48 billion from $2.29 billion in the year ended December 31, 2008. The increase in net revenue resulted primarily from increases in fee for service revenue of $192.2 million and other revenue of $2.6 million while contract revenue decreased $3.4 million. The increase in fee for service revenue was a result of a 7.2% increase in total fee for service visits and procedures as well as increases in estimated collections per billed visit. Contributing to the 7.2% increase in fee for service visits and procedures were approximately 383,000 visits and procedures on a same contract basis and approximately 145,000 visits and procedures from new and acquired contracts, net of terminations. Same contract visits and procedures for the year ended December 31, 2009 increased 5.9% compared to the prior period. While period over period volume growth was flat to negative in the early part of the year, beginning in the second quarter, we experienced volume growth that was in excess of recent historical growth levels. We believe that a portion of such elevated volume growth was a result of an increase in reported cases of flu attributed to the H1N1 virus, although we cannot quantify the exact impact of this condition on our volume growth. As reported cases of the H1N1 virus subside in future periods, we anticipate that same contract volume growth will revert back to more normalized levels as observed in historical period over period growth rates. Estimated collections per visit increased due to annual increases in gross charges and managed care pricing improvements, in addition to improved Medicare pricing and other valuation adjustments between periods. The decrease in contract revenue was due primarily to declines in our military staffing, locums tenens and radiology operations associated with contracting changes within the military and reductions in temporary staffing and teleradiology volumes, respectively. These decreases were partially offset by existing and net new contracts within our ED and hospital medicine operations. Other revenue increased due primarily to an increase in external billing and management fees. In the year ended December 31, 2009, fee for service revenue was 81.3% of net revenue compared to 79.7% in 2008, contract revenue was 17.6% of net revenue in 2009 compared to 19.2% in 2008 and other revenue was 1.0% in both 2009 and 2008.

Provision for Uncollectibles. The provision for uncollectibles was $1.06 billion in the year ended December 31, 2009 compared to $960.5 million in the corresponding period in 2008, an increase of $99.3 million, or 10.3%. The provision for uncollectibles as a percentage of net revenue was 42.7% in 2009 compared with 41.9% in 2008. The provision for uncollectibles was primarily related to revenue generated under fee for service contracts that is not expected to be fully collected. The period over period increase in the provision was due to annual increases in gross fee schedules and increases in patient volume and procedures. For the year ended December 31, 2009, self-pay fee for service visits were approximately 21.8% of the total fee for service visits compared to approximately 22.3% in the same period of 2008.

Net Revenue Less Provision for Uncollectibles. Net revenue less provision for uncollectibles in the year ended December 31, 2009 increased $92.1 million, or 6.9%, to $1.42 billion from $1.33 billion in the year ended December 31, 2008. Revenue less provision from same contracts contributed 5.2% of total growth between fiscal years while acquisitions contributed 0.9%. New contracts, net of terminations, excluding contracting changes within the military division, contributed 1.6% of growth. New contracts, net of terminations within the military division, unfavorably impacted net revenue growth by 0.8%. Same contract revenue, which consists of contracts under management in both periods, increased $69.8 million, or 6.1%, to $1.21 billion in 2009 compared to $1.14 billion in 2008. For the year ended December 31, 2009, growth in same contract revenue less provision benefited from a 5.9% increase in patient volume which converts to a 4.1% contribution to the same contract revenue growth. Estimated collections per billing unit contributed 1.8% of the growth between periods. The increase in the estimated collections per billing unit was attributable to annual increases in gross charges and managed care pricing improvements in addition to improved Medicare pricing partially offset by unfavorable changes in payer mix between periods. Contract and other revenue contributed 0.2% to the increase in same contract revenue between periods. Growth in contract and other revenue between periods was constrained due to decreases in our locum tenens and radiology operations. Acquisitions contributed $11.6 million of growth between periods. The remainder of the increase in revenue less provision for uncollectibles between periods was due to new contracts obtained through internal sales of $96.6 million, partially offset by $86.0 million of revenue derived from contracts that terminated during the periods. The contribution of our new contracts net of terminations to our overall revenue growth was constrained by contracting changes within our military staffing operations. Excluding our military business, net new sales revenue increased $21.4 million during the year. We typically gain new contracts by replacing competitors at hospitals that currently outsource such services, obtaining new contracts from facilities that do not currently outsource and responding to contracting opportunities within the military healthcare system. Factors influencing new contracting opportunities include the depth and breath of our service offerings, our reputation and experience, our ability to recruit and retain qualified clinicians, and pricing considerations when a subsidy or contract payment is required. Contracts are typically terminated due to economic considerations, a change in hospital administration or ownership, dissatisfaction with our service offerings or, primarily relating to our military staffing arrangements, at the end of the contract term.

The components of net revenue less provision for uncollectibles includes revenue from contracts that have been in effect for prior periods (same contracts) and from new and acquired contracts during the periods, as set forth in the table below:

	Year Ended December 31,
	2008	2009
	(In thousands)
Same contracts:
Fee for service revenue	$783,264	$851,188
Contract and other revenue	354,727	356,650

Total same contracts	1,137,991	1,207,838
New contracts, net of terminations:
Fee for service revenue	82,084	95,531
Contract and other revenue	107,379	104,591

Total new contracts, net of terminations	189,463	200,122
Acquired contracts:
Fee for service revenue	3,849	15,449
Contract and other revenue	14	32

Total acquired contracts	3,863	15,481
Consolidated:
Fee for service revenue	869,197	962,168
Contract and other revenue	462,120	461,273

Total net revenue less provision for uncollectibles	$1,331,317	$1,423,441

The following table reflects the visits and procedures included within fee for service revenues described in the table above:

	Year Ended December 31,
	2008	2009
	(In thousands)
Fee for service visits and procedures:
Same contract	6,539	6,923
New and acquired contracts, net of terminations	835	979

Total fee for service visits and procedures	7,374	7,902

Professional Service Expenses. Professional service expenses, which include physician and provider costs, billing and collection expenses, and other professional expenses, totaled $1.10 billion in the year ended December 31, 2009 compared to $1.05 billion in the year ended December 31, 2008, an increase of $55.3 million, or 5.3%. The higher cost between periods included an increase of approximately $41.3 million associated with increases in the number of provider hours staffed and the average rates paid per hour of provider service and an increase in billing costs on a same contract basis. Increases in provider hours staffed on a same contract basis are due to the need to provide additional coverage and resources associated with increasing volumes or an expansion of services. Increases in average rates paid reflect period over period wage and benefit increases associated with the provision of clinical services. Billing cost increases reflect normal annual increases in baseline costs as well as increases associated with growth in the volume of charts processed between periods. Also contributing to the increase in expense was $9.2 million related to acquisitions and $4.8 million related to new sales, net of terminated contracts. Professional service expenses as a percentage of net revenue less provision for uncollectibles declined to 77.4% in the year ended December 31, 2009 compared to 78.6% in the year ended December 31, 2008.

Professional Liability Costs. Professional liability costs were $32.2 million in the year ended December 31, 2009 compared to $15.2 million in the year ended December 31, 2008. Professional liability costs for the years ended December 31, 2009 and 2008 included reductions in professional liability reserves related to prior years of $18.8 million in 2009 and $34.9 million in 2008 resulting from actuarial studies completed during the respective periods. Factors contributing to the change in prior year loss estimates included favorable loss development on historical periods between actuarial studies as well as favorable trends in the frequency and severity of claims reported compared to historical trends. We believe that both internal initiatives in the areas of patient safety, risk management and claims management, as well as external factors such as tort reform in certain key states, continue to contribute to these favorable trends in prior year loss estimates. Excluding the favorable actuarial adjustments in both periods, professional liability costs increased $0.8 million, or 1.7%, between periods. The increase was primarily attributable to an increase in provider hours due to growth and increased provider hours staffed on a same contract basis. Excluding the benefit of prior year reserve adjustments in each period, professional liability costs as a percentage of net revenue less provisions for uncollectibles declined to 3.6% in 2009 from 3.8% in 2008.

General and Administrative Expenses. General and administrative expenses increased $13.3 million, or 11.4%, to $130.2 million for the year ended December 31, 2009 from $116.9 million in the year ended December 31, 2008. Excluding a one time, non-cash expense of $4.7 million related to stock options granted in conjunction with our initial public offering, general and administrative expenses were $125.5 million or a 7.4% increase over 2008. The increase in general and administrative expenses was primarily due to increased incentive and deferred compensation plan costs, offset by declines in other non-salary administrative expenses between periods. Adjusted for the stock option expense, general and administrative expenses as a percentage of net revenue less provision for uncollectibles were 8.8% in 2009 and 2008.

Management Fee and Other Expenses. Management fee and other expenses were $35.7 million in the year ended December 31, 2009 and $3.6 million in the same period in 2008. The 2009 results include a $32.7 million fee paid to our Sponsor for the termination of a monitoring services agreement in connection with the initial public offering.

Depreciation and Amortization. Depreciation and amortization expense was $18.8 million in the year ended December 31, 2009 compared to $17.3 million for the year ended December 31, 2008. The increase of $1.5 million between periods was primarily due to increased amortization expense associated with acquisitions completed in 2008 and 2009 and higher depreciation expense related to growth in capital expenditures.

Interest Expense, Net. Net interest expense decreased $9.2 million to $36.7 million in the year ended December 31, 2009, compared to $45.8 million in the corresponding period in 2008, primarily due to reduced levels of outstanding debt as well as lower borrowing rates on our term loan facilities between periods.

Transaction Costs. Transaction costs were $2.1 million for the year ended December 31, 2009 compared to $2.4 million for the year ended December 31, 2008. These costs relate to advisory, legal, accounting and other fees incurred related to acquisition activity during the period. The reduction in costs between periods was due to a terminated acquisition effort during 2008.

Gain on Extinguishment of Debt. A gain on the extinguishment of debt was recognized in December 2008 associated with the retirement of $12.0 million of our 11.25% Senior Subordinated Notes which were repurchased in the open market for $10.0 million plus accrued interest. Included in the calculation of the gain on the extinguishment of debt was the write-off of deferred financing costs in the amount of $0.3 million.

Earnings Before Income Taxes. Earnings before income taxes in the year ended December 31, 2009 were $65.7 million compared to $75.7 million in the corresponding period in 2008.

Provision for Income Taxes. The provision for income taxes was $25.0 million in the year ended December 31, 2009 compared to $31.0 million in the corresponding period in 2008.

Net Earnings. Net earnings were $40.7 million in the year ended December 31, 2009 compared to $44.7 million in the year ended December 31, 2008.

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

Net Revenue. Net revenue in 2008 increased $185.7 million, or 8.8%, to $2.29 billion from $2.11 billion in 2007. The increase in net revenue of $185.7 million included an increase of $148.5 million in fee for service revenue and an increase of $38.0 million in contract revenue. These increases in net revenue were slightly offset by a $0.9 million decrease in other revenue. The increase in fee for service revenue was a result of a 4.8% increase in total fee for service visits and procedures as well as increases in estimated collections per billed visit. Contributing to the 4.8% increase in fee for service visits and procedures were approximately 170,000 visits and procedures on a same contract basis and approximately 169,000 visits and procedures from new and acquired contracts, net of terminations. Same contract visits and procedures for the year ended December 31, 2008 increased 2.9% compared to the prior period. Estimated collections per visit increased due to annual increases in gross charges and managed care pricing improvements between periods. During 2008, growth in estimated collections per visit, compared to 2007, was negatively impacted by declines in certain Medicare reimbursement to physicians and the elimination of the ability to bill for certain services in hospital EDs. The increase in contract revenue was due primarily to growth at existing and net new contracts within our ED and hospital medicine, military and locums tenens operations, between periods. Other revenue declined due primarily to settlements received in 2007. Fee for service revenue was 79.7% of net revenue in 2008 and 2007, contract revenue was 19.2% of net revenue in 2008 compared to 19.1% in 2007 and other revenue was 1.0% of net revenue in 2008 compared to 1.1% in 2007.

Provision for Uncollectibles. The provision for uncollectibles was $960.5 million in 2008 compared to $874.1 million in 2007, an increase of $86.4 million, or 9.9%. As a percentage of net revenue, the provision for uncollectibles was 41.9% in 2008 compared to 41.5% in 2007. The provision for uncollectibles was primarily related to revenue generated under fee for service contracts that is not expected to be fully collected. The year over year increase in the provision was due to a combination of increases in total billed patient volume and annual increases in gross fee schedules. For the year ended December 31, 2008, self-pay fee for service patient visits declined to 22.3% of the total fee for service patient visits compared to approximately 22.7% in 2007.

Net Revenue less Provision for Uncollectibles. Net revenue less provision for uncollectibles in 2008 increased $99.3 million, or 8.1%, to $1.33 billion from $1.23 billion in 2007. Revenue less provision from same contracts contributed 3.9% of total growth between fiscal years while new contracts net of terminations and acquisitions contributed 3.6% and 0.6%, respectively, of growth. Same contract revenue less provision for uncollectibles, which consists of contracts under management in both periods, increased $47.5 million, or 4.5%, to $1.09 billion in 2008 from $1.05 billion in 2007. The year over year growth in same contract revenue was primarily due to a 2.3% increase in contract and other revenue and increases in billed patient volume which contributed 1.9% of growth. Increases in estimated collections per visit, net of valuation adjustments, contributed the remainder of same contract revenue growth. During 2008, the growth in estimated collections per visit, compared to 2007, was negatively impacted by declines in Medicare reimbursements to ED physicians and the elimination of the ability to bill for certain services in hospital EDs. Also, growth in estimated collections per visit was adversely impacted by valuation adjustments recorded in 2008 primarily associated with self-pay and collection accounts. The remainder of the increase in revenue less provision for uncollectibles between periods is due to new contracts obtained through internal sales of $124.0 million, partially offset by $79.0 million of revenue derived from contracts that terminated during the periods. Acquisitions contributed $6.8 million of growth between periods. We typically gain new contracts by replacing competitors at hospitals that currently outsource such services, obtaining new contracts from facilities that do not currently outsource and responding to contracting opportunities within the military healthcare system. Factors influencing new contracting opportunities include the depth and breadth of our service offerings, our reputation and experience, our ability to recruit and retain qualified clinicians, and pricing considerations when a subsidy or contract payment is required. Contracts are typically terminated due to economic considerations, a change in hospital administration or ownership, dissatisfaction with our service offerings or, primarily relating to our military staffing arrangements, at the end of the contract term.

The components of net revenue less provision for uncollectibles includes revenues from contracts that have been in effect for prior periods (same contracts) and from new and acquired contracts during the periods, as set forth in the table below:

	Year Ended December 31,
	2007	2008
	(In thousands)
Same contracts:
Fee for service revenue	$692,487	$715,671
Contract and other revenue	353,099	377,416

Total same contracts	1,045,586	1,093,087
New contracts, net of terminations:
Fee for service revenue	112,908	145,341
Contract and other revenue	72,151	84,690

Total new contracts, net of terminations	185,059	230,031
Acquired contracts:
Fee for service revenue	1,420	8,185
Contract and other revenue	—	14

Total acquired contracts	1,420	8,199
Consolidated:
Fee for service revenue	806,815	869,197
Contract and other revenue	425,250	462,120

Total net revenue less provision	$1,232,065	$1,331,317

The following table reflects the visits and procedures included within fee for service revenues described in the table above:

	Year Ended December 31,
	2007	2008
	(In thousands)
Fee for service visits and procedures:
Same contract	5,868	6,038
New and acquired contracts, net of terminations	1,167	1,336

Total fee for service visits and procedures	7,035	7,374

Professional Service Expenses. Professional service expenses, which include physician and other provider costs, billing and collection expenses and other professional expenses, totaled $1.05 billion in 2008 compared to $950.9 million in 2007, an increase of $95.9 million, or 10.1%. The increase included an increase of approximately $53.0 million on a same contract basis. Also contributing to the increase was $38.9 million related to new sales net of terminated contracts and $4.1 million related to acquisitions. Professional service expenses as a percentage of net revenue less provision for uncollectibles was 78.6% in 2008 compared to 77.2% in 2007. The year over year increase in the cost as a percentage of net revenue less provision for uncollectibles is due primarily to margin compression on a same contract basis as increases in provider compensation costs outpaced increases in same contract revenue growth during the year. Growth in provider compensation costs was due primarily to increases in staffed hours and average rates paid. Increases in provider hours staffed on a same contract basis were due to the need to provide additional coverage and resources associated with increasing volumes or an expansion of services. Increases in average rates paid reflect period over period wage and benefit increases associated with the provision of clinical services. Increases in these cost components resulted in growth in same contract provider costs exceeding the 4.5% increase in same contract revenue less provision between periods.

Professional Liability Costs. Professional liability costs were $15.2 million in 2008 compared with $21.1 million in 2007 reflecting a decrease of $5.8 million. Professional liability costs include reductions in professional liability reserves relating to prior years resulting from actuarial studies completed in April and October of each year of $34.9 million in 2008 and $32.1 million in 2007. The reduction in prior year professional liability reserves was due primarily to favorable changes in prior year loss estimates. Factors contributing to the change in prior year loss estimates included favorable loss development on historical periods between actuarial studies as well as continued favorable trends in the frequency of claims reported compared to historical trends. We believe that both internal initiatives in the areas of patient safety, risk management, and claims management as well as external factors such as tort reform in certain key states are contributing to these favorable trends in prior year loss estimates. Excluding the favorable actuarial adjustments, professional liability costs decreased $3.0 million between periods. Professional liability costs excluding prior year reserve adjustments declined to 3.8% of net revenue less provision for uncollectibles in 2008 compared to 4.3% in 2007. The lower cost between periods is primarily attributable to a decrease in the actuarial estimate of current period losses under our self-insurance program partially offset by costs associated with an increase in provider hours due to net growth and increased provider hours staffed on a same contract basis.

General and Administrative Expenses. General and administrative expenses increased $2.5 million in 2008 to $116.9 million from $114.5 million in 2007. General and administrative expenses as a percentage of net revenue less provision for uncollectibles declined to 8.8% in 2008 compared to 9.3% in 2007. The increase in general and administrative expenses is primarily due to inflationary growth in salaries and an increase in the number of employees as well as recruiting expenses and higher travel costs.

Management Fee and Other Expenses. Management fee and other operating expenses totaled $3.6 million in 2008 and $4.1 million in 2007.

Impairment of Intangibles. In December 2008, we recorded an impairment loss of $9.1 million related to $8.8 million of goodwill for our After Hours Pediatric business line and $0.3 million of goodwill for our Radiology business line. The goodwill impairment charge was based upon a combination of current market valuations and management’s assessment of the projected operating performance of the operations. Following the impairment charge, there is no remaining recorded goodwill associated with these operations.

Depreciation and Amortization. Depreciation and amortization was $17.3 million in 2008 and $14.8 million in 2007. The increase of $2.5 million between periods was due to the addition of new assets in 2007 and 2008, as well as higher amortization expense related to an increase in contract intangibles from our acquisitions in 2007 and 2008.

Interest Expense, Net. Net interest expense decreased $9.4 million to $45.8 million in 2008 compared to $55.2 million in 2007. The decrease is primarily due to lower borrowing rates on our term loan facilities, as well as reduced debt levels between years.

Transaction Costs. Transaction costs of $2.4 million were recognized during 2008 associated with advisory, legal, accounting, and other fees of $1.8 million incurred related to acquisition discussions that terminated during the year as well as $0.6 million of costs related to ongoing potential transactions. Costs associated with potential transactions are required to be expensed as incurred under the new provisions of Accounting Standards Codification Topic 805, “Business Combinations,” which will become effective in the first quarter of 2009.

Gain on Extinguishment of Debt. A gain on the extinguishment of debt was recognized in December 2008 associated with the retirement of $12.0 million of our senior subordinated notes which were repurchased in the open market for $10.0 million plus accrued interest. Included in the calculation of the gain on the extinguishment of debt was the write off of deferred financing costs in the amount of $0.3 million.

Earnings from Continuing Operations Before Income Taxes. Earnings from continuing operations before income taxes in 2008 were $75.7 million compared to $71.5 million in 2007.

Provision for Income Taxes. Provision for income taxes in 2008 was $31.0 million compared to $27.7 million in 2007.

Earnings from Continuing Operations. Earnings from continuing operations were $44.7 million in 2008 compared to $43.8 million in 2007.

Loss from Discontinued Operations, Net of Taxes. Loss from discontinued operations, net of taxes was $0.6 million in 2007. Contributing to the loss in 2007 were $1.0 million of severance and other exit costs related to the disposal of the anesthesia business unit.

Net Earnings. For the foregoing reasons, net earnings for 2008 were $44.7 million compared to $43.3 million in 2007.

Liquidity and Capital Resources

Our principal ongoing uses of cash are to meet working capital requirements, fund debt obligations and to finance our capital expenditures and acquisitions. We believe that our cash needs, other than for significant acquisitions, will continue to be met through the use of existing available cash, cash flows derived from future operating results and cash generated from borrowings under our senior secured revolving credit facility.

Cash provided by operating activities in the year ended December 31, 2009 increased to $82.8 million compared to $62.0 million in the corresponding period in 2008. Included within operating cash flow in 2009 was approximately $32.7 million of cash costs associated with our initial public offering. Excluding after tax costs associated with our initial public offering, 2009 operating cash flows would have been $103.1 million. Contributing to the increase in operating cash flows between years were improvements in profitability, lower levels of accounts receivable funding and reductions in interest payments during fiscal 2009 compared to fiscal 2008. Cash used in investing activities in the year ended December 31, 2009 was $99.6 million compared to $29.8 million in the same period of 2008. The $69.8 million increase in cash used in investing activities was principally due to an increase in cash payments made related to acquisitions, a decrease in capital expenditures and a decrease in net purchases of investments between periods at the captive insurance subsidiary. Cash provided by financing activities in the year ended December 31, 2009 was $140.7 million compared to a use of cash of $16.1 million in the year ended December 31, 2008. The increase in cash provided from financing is due to the net proceeds received from the issuance of common stock in connection with our initial public offering and the retirement of the Senior Subordinated Notes in 2008.

We spent $11.6 million in 2009 and $12.1 million in 2008 for capital expenditures. These expenditures were primarily for billing and information technology investments and related development projects along with projects in support of operational initiatives. The $0.5 million decrease between periods is mainly attributable to higher expenditures in the prior period related to certain capital projects completed during 2008.

We are highly leveraged. As of December 31, 2009, we had $611.0 million in aggregate indebtedness, consisting of $408.0 million of our term loan and $203.0 million of 11.25% Senior Subordinated Notes (the “Notes”) with an additional $125.0 million of borrowing capacity available under our senior secured revolving credit facility (without giving effect to $7.7 million of undrawn letters of credit). Subsequent to December 31, 2009, we redeemed a total of $157.5 million of the Notes utilizing the net proceeds from our initial public offering. The Notes were redeemed at a redemption price of 107.0% of the principal amount thereof, plus accrued and unpaid interest. In December 2008, we retired $12.0 million of the Notes in an open market purchase. After giving effect to the redemptions of the Notes in January and February of 2010, total outstanding debt was $453.5 million at March 1, 2010.

The Notes, which were issued on November 23, 2005 by our subsidiaries, Team Finance LLC and Health Finance Corporation, mature on December 1, 2013, are subordinated in right of payment to all of our senior debt and are senior in right of payment to all of our existing and future subordinated debt. Interest on the Notes accrues at the rate of 11.25% per annum, payable semi-annually in arrears on June 1 and December 1 of each year. We may redeem some or all of the Notes at any time at various redemption prices. The Notes are guaranteed jointly and severally by Team Health Holdings, Inc. and all of our domestic wholly-owned operating subsidiaries as required by the indenture governing the Notes.

We amended our senior secured credit agreement effective December 22, 2009. As part of the amendment, lenders holding $125.0 million of commitments in the aggregate under the revolving credit facility agreed to extend the maturity date of their commitments to August 23, 2012. Outstanding term loan borrowings under the senior credit facility mature on November 23, 2012.

The senior credit facility agreement, as amended, and the indenture governing the Notes contain both affirmative and negative covenants, including limitations on our ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire our capital stock, acquire the capital stock or assets of another business, pay dividends, and require us to comply with certain coverage and leverage ratios. The amendment also provides additional flexibility under certain of our covenants, including permitting us to make additional investments, loans and advances, to make additional repayments of our Notes and to incur additional earn-out obligations in connection with permitted acquisitions. The senior credit agreement also includes a provision for the prepayment of a portion of the outstanding term loan amounts at any year-end if we generate “excess cash flow,” as defined in the agreement.

We entered into three separate forward interest rate swap agreements during 2008. The objective of these agreements is to eliminate the variability of the cash flows in interest payments for $200.0 million of the variable-rate senior secured term loan facility for a three year period. The agreements are contracts to exchange, on a quarterly basis, floating interest rate payments based on the Eurocurrency rate, for fixed interest payments over the life of the agreements. We have determined that the interest rate swaps are highly effective and qualify for hedge accounting; therefore for the year ended December 31, 2009, we recorded the increase in the fair value of the interest rate swaps, net of tax, of approximately $0.5 million as a component of other comprehensive earnings. The decrease in fair value of the interest rate swaps, net of tax, of approximately $3.4 million as a component of other comprehensive earnings was recorded during 2008. As of December 31, 2009 and 2008, we had a $4.7 million and $5.5 million liability recorded related to the swaps, respectively.

These agreements expose us to credit losses in the event of non-performance by the counterparty to the financial instruments. The counterparty is a creditworthy financial institution, and we believe the counterparty will be able to fully satisfy its obligations under the contracts.

Subject to any contractual restrictions, we and our subsidiaries, affiliates or significant stockholders (including the Sponsor and its affiliates) may from time to time, in their sole discretion, purchase, repay, redeem or retire any of our outstanding debt or equity securities (including any publicly issued debt or equity securities), in privately negotiated or open market transactions, by tender offer or otherwise.

As of December 31, 2009, we had total cash and cash equivalents of approximately $170.3 million. Included in cash and cash equivalents were proceeds of the IPO that have since been applied to debt reduction. Excluding the IPO proceeds, cash and cash equivalents were approximately $23.7 million. There are no known liquidity restrictions or impairments on our cash and cash equivalents as of December 31, 2009. Our ongoing cash needs for the year ended December 31, 2009 were substantially met from internally generated operating sources. As of December 31, 2009, there were no amounts outstanding under the revolving credit facility.

We have historically been an acquirer of other physician staffing businesses and related interests. During 2009, we acquired the operations of an anesthesiology staffing company, two emergency medicine medical practices and a locums tenens company for a total of $82.9 million in cash. In addition, we may have to pay up to $10.7 million in future contingent payments related to these acquisitions.

In June 2008, we acquired the operations of an emergency medicine staffing business for $7.5 million in cash. We may have to pay up to $6.7 million in deferred payments.

In August 2007, we acquired the operations of an emergency medicine medical practice for $2.4 million in cash. In addition, we may have to pay up to $2.2 million in future contingent payments.

During the year ended December 31, 2009, $7.5 million of contingent consideration was paid on prior year acquisitions. For the same period in 2008, $7.5 million in payments were made related to acquisitions or contingent consideration paid on a prior year acquisition. Future contingent payment obligations are estimated to be $20.2 million as of December 31, 2009.

As of December 31, 2009, we are a party to several letters of intent to acquire certain physician staffing businesses. Such letters are non-binding and subject to conditions such as completion of our due diligence. However, if we do ultimately consummate these potential acquisitions, we would expect to fund such acquisitions using our existing cash. If we were to complete all such potential acquisitions that are currently subject to a letter of intent, we would expect the purchase prices to be approximately $8.8 million in the aggregate, with an approximate $5.8 million to be paid at closing. In addition to these potential transactions, we are in preliminary discussions with other parties that have not reached the phase in negotiations where a non-binding letter of intent would be executed.

Effective March 12, 2003, we began providing for professional liability risks in part through a captive insurance company. Prior to such date we insured such risks principally through the commercial insurance market. The change in the professional liability insurance program initially resulted in increased cash flow due to the retention of cash formerly paid out in the form of insurance premiums to a commercial insurance company coupled with a long period (typically 2-4 years or longer on average) before cash payout of such losses occurs. A portion of such cash retained is retained within our captive insurance company and therefore not immediately available for general corporate purposes. As of December 31, 2009, the current value of cash or cash equivalents and related investments held within the captive insurance company totaled $87.0 million. Investments of captive insurance are carried at fair market value and as of December 31, 2009, reflected $2.5 million of net unrealized gains. Effective June 1, 2009, we renewed our fronting carrier program with a commercial insurance carrier through May 31, 2010. In connection with this renewal, we have paid cash premiums of $11.5 million to the commercial insurance carrier. We also funded approximately $20.2 million of premiums to the captive subsidiary during 2009. For the year ended December 31, 2009, we also funded a total of $4.6 million to a commercial insurance provider in order to meet our obligation for incurred costs in excess of the aggregate limits of coverage in place on the commercial insurance policy that ended March 11, 2003. We will fund additional payments which will be based upon the level of incurred losses relative to the aggregate limit of the coverage at that time as additional claims are processed.

The following tables reflect a summary of obligations and commitments outstanding as of December 31, 2009:

	Payments Due by Period
	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
	(Dollars in thousands)
Contractual cash obligations:
Long-term debt	$161,752	$403,750	$45,523	$—	$611,025
Operating leases	8,575	14,356	8,777	14,455	46,163
Interest payments	21,579	29,740	4,694	—	56,013

Subtotal	$191,906	$447,846	$58,994	$14,455	$713,201

	Amount of Commitment Expiration Per Period
	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
	(Dollars in thousands)
Other commitments:
Standby letters of credit	$7,689	$—	$—	$—	$7,689
Contingent acquisition payments	3,617	16,566	—	—	20,183

Subtotal	11,306	16,566	—	—	27,872

Total obligations and commitments	$203,212	$464,412	$58,994	$14,455	$741,073

Senior Secured Credit Facilities

Our senior secured credit facilities, as amended, consist of a $425.0 million senior secured term loan facility ($408.0 million outstanding at December 31, 2009), and a $125.0 million senior secured revolving credit facility, of which no amount was drawn at December 31, 2009, but availability as of that date was $117.3 million as a result of $7.7 million of undrawn letters of credit outstanding. As of December 7, 2009, the amount of availability was increased to the full $125.0 million as a result of a lender purchasing the $15.0 million commitment previously held by Lehman Brothers Commercial Paper, Inc., a subsidiary of Lehman Brothers Holdings, Inc. which filed for bankruptcy on September 15, 2008. Team Finance LLC is the borrower under the senior secured credit facilities, and Team Health Holdings, Inc. and the wholly-owned domestic subsidiaries of Team Finance LLC guarantee these borrowings. The senior secured revolving credit facility includes the capacity for issuance of letters of credit and for borrowings on same-day notice, referred to as swing line loans.

Borrowings under the senior secured credit facilities bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate of JPMorgan Chase Bank, N.A. and (2) the federal funds rate plus 1/2 of 1% or (b) a LIBOR rate determined by reference to the costs of funds for deposits in the currency of such borrowing for the interest period relevant to such borrowing adjusted for certain additional costs. The current interest rate for term loan borrowings is LIBOR plus a margin of 2.0%. The current interest rate for revolving credit borrowings is LIBOR plus a margin of 2.0% based on our leverage ratio as of December 31, 2009 of 2.51 to 1.0. The applicable margin for borrowings under the senior secured revolving credit facility may be increased if our leverage ratio increases. In addition, the interest rate under the senior secured term loan facility may be increased in the event of a downgrade in our corporate family rating by either Moody’s Investors Service, Inc. or Standard and Poor’s Ratings Group.

In addition to paying interest on outstanding principal under the senior secured credit facilities, we pay a commitment fee to the lenders under the senior secured revolving credit facility in respect of the unutilized commitments thereunder. The commitment fee rate is 0.50% per annum. We also pay customary letter of credit fees. The senior secured credit agreement also includes a provision for the prepayment of a portion of the outstanding term loan amounts at any year end if we generate “excess cash flow,” as defined in the agreement.

We are required to repay installments on the loans under the senior secured term loan facility in quarterly principal amounts equal to 0.25% of the aggregate principal amount of the term loans outstanding (as such amount may be reduced by any prepayments) through September 30, 2012, with the remaining amount payable on November 23, 2012.

Principal amounts outstanding under the senior secured revolving credit facility, as amended, are due and payable in full at maturity on August 23, 2012.

The senior secured credit agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability to:

•	incur additional indebtedness or issue certain preferred shares;

•	create liens on assets;

•	enter into sale and leaseback transactions;

•	engage in mergers or consolidations;

•	sell or otherwise dispose of assets;

•	pay dividends and distributions or repurchase our membership interests;

•	make investments, loans or advances;

•	repay subordinated indebtedness (including the senior subordinated notes);

•	make certain acquisitions;

•	engage in certain transactions with affiliates;

•	amend material agreements governing our subordinated indebtedness (including the senior subordinated notes);

•	change our lines of business; and

•

change the status of Team Health Holdings, Inc. as a passive holding company (among the exceptions to this restriction is a public offering of the common stock of Team Health Holdings, Inc.) or the status of Health Finance Corporation as a passive corporate co-issuer of the senior subordinated notes.

In addition, the senior secured credit agreement requires us to comply with the following financial covenants: a maximum leverage ratio, a minimum interest coverage ratio and a maximum capital expenditures amount. The maximum leverage ratio for the four fiscal quarters ending December 31, 2009 was 6.0x, the minimum interest coverage ratio for the four fiscal quarters ending December 31, 2009 was 1.85x, and the maximum capital expenditure amount for fiscal year 2008 was $22.0 million and for fiscal year 2009 was $23.0 million. For the four fiscal quarters ended December 31, 2009, our leverage ratio was 2.51x and our interest coverage ratio was 5.03x. For the year ended December 31, 2008 and 2009, our capital expenditures were $12.1 million and $11.6 million, respectively. The breach of these maintenance covenants in the senior secured credit agreement could result in a default under the senior secured credit agreement and the required lenders could elect to declare all amounts borrowed due and payable. Any such acceleration would also result in a default under the indenture governing the senior subordinated notes.

Additionally, on November 1, 2009, it was reported that CIT filed for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in the Southern District of New York and subsequently emerged from bankruptcy on December 10, 2009. We have an aggregate revolving credit facility commitment of $125.0 million with a large consortium of banks, including CIT Lending Services, a subsidiary of CIT. As of March 12, 2010, CIT Lending Services’ was not a party to the above referenced Chapter 11 filing and their total commitment within this existing credit facility as of December 31, 2009 was $5.0 million. As of December 31, 2009, we had no outstanding borrowings under the revolving credit facility and $7.7 million of outstanding letters of credit. We do not believe any potential reduction in available capacity under this revolving credit facility will have a significant impact on our liquidity. We believe our cash balances, operating cash flows and funds available under our credit agreement provide adequate resources to fund ongoing operating requirements, future expansion opportunities and capital expenditures in the foreseeable future. None of Team Health Holdings, Inc., Team Finance nor any of our subsidiaries is a counterparty with CIT or any of its subsidiaries under our existing interest rate swap contracts.

Senior Subordinated Notes

Our subsidiaries, Team Finance LLC and Health Finance Corporation, issued $215.0 million aggregate principal amount of 11.25% senior subordinated notes due 2013 on November 23, 2005 in a private offering not subject to registration under the Securities Act. Subsequently, these senior subordinated notes were exchanged for registered notes in an offering effective May 16, 2006. In January and February of 2010, we redeemed a total of $157.5 million of the Notes plus accrued interest utilizing the net proceeds from our December 2009 initial public offering. In December 2008, we retired $12.0 million of our senior subordinated notes in an open market purchase for $10.0 million plus accrued interest. The senior subordinated notes are guaranteed by certain of our subsidiaries as required by the indenture governing the senior subordinated notes. The indenture governing the senior subordinated notes limits the issuers’ (and most or all of their subsidiaries’) ability to:

•	incur additional debt or issue certain preferred shares;

•	pay dividends on or make distributions in respect of their membership units or make other restricted payments;

•	make certain investments;

•	sell certain assets;

•	create liens on certain assets to secure debt;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of their assets;

•	enter into certain transactions with their affiliates; and

•	designate their subsidiaries as unrestricted subsidiaries.

Under the indenture governing the senior subordinated notes, our ability to engage in certain activities such as incurring certain additional indebtedness, making certain investments and paying certain dividends is tied to ratios based on Adjusted EBITDA (which is defined as “EBITDA” in the indenture). For example, for the four quarters ended December 31, 2009, the minimum Adjusted EBITDA to fixed charge ratio required in order to incur additional debt pursuant to the ratio provision in the indenture or to make certain investments and restricted payments under the indenture was 2.25x. For the four quarters ended December 31, 2009, our Adjusted EBITDA to fixed charge coverage ratio was 4.86x. If we were unable to meet the required Adjusted EBITDA to fixed charge coverage ratio, we would be unable to incur indebtedness in excess of certain specified amounts and would be unable to pay dividends or make investments in excess of certain specified amounts. The breach of such covenants could result in a default under the indenture and the required holders could elect to declare all amounts outstanding due and payable. Any such acceleration would also result in a default under our senior secured credit agreement.

The following table sets forth a reconciliation of net earnings to Adjusted EBITDA. Adjusted EBITDA under the indenture governing the senior subordinated notes is defined as net earnings before interest expense, taxes, depreciation and amortization, as further adjusted to exclude unusual items, non-cash items and the other adjustments shown in the table below. We believe that the disclosure of the calculation of Adjusted EBITDA provides information that is useful to an investor’s understanding of our financial flexibility under our indenture covenants. Adjusted EBITDA is not a measurement of financial performance or liquidity under generally accepted accounting principles. It should not be considered in isolation or as a substitute for net income, operating income, cash flows from operating, investing or financing activities, or any other measure calculated in accordance with generally accepted accounting principles.

	Year Ended December 31,
	2007	2008	2009
	(In thousands)
Net earnings	$43,270	$44,666	$40,705
Interest expense, net	55,234	45,849	36,679
Provision for income taxes	27,703	31,044	24,953
Depreciation and amortization	14,823	17,281	18,813
Loss from discontinued operations, net of taxes	576	—	—
Impairment of intangibles(a)	—	9,134	—
Management fee and other expenses(b)	4,054	3,602	35,676
Gain on extinguishment of debt(c)	—	(1,640)	—
Transaction costs(d)	—	2,386	2,120
Stock based compensation expense(e)	560	625	5,430
Insurance subsidiary interest income	2,867	3,341	2,812
Severance and other charges	3,693	1,549	1,355

Adjusted EBITDA*	$152,780	$157,837	$168,543

*	Adjusted EBITDA totals are not adjusted for the favorable effects of professional liability loss reserve adjustments associated with prior years of $32,089, $34,927, and $18,824 for the years ended December 31, 2007, 2008 and 2009, respectively. Adjusting for the effects of professional liability loss reserve adjustments associated with prior years, Adjusted EBITDA would have been reduced to $120,691, $122,910 and $149,719 for the years ended December 31, 2007, 2008 and 2009, respectively.
(a)	Includes impairment of goodwill.
(b)	Reflects management sponsor fees (including $32,719 paid in conjunction with the December 2009 initial public offering), loss on disposal of assets and realized gains on investments.

(c)	Reflects the gain on the retirement of a portion of the 11.25% Senior Subordinated Notes, net of write-off of deferred financing costs.
(d)	Reflects expenses associated with acquisition transaction fees.
(e)	Reflects costs related to the recognition of expense in connection with the issuance of restricted units under the Team Health Inc. 2005 Unit Plan and, for 2009, reflects $4,682 of expense related to options granted in conjunction with the December 2009 initial public offering.

Inflation

We do not believe that general inflation in the U.S. economy has had a material impact on our financial position or results of operations.

Seasonality

Historically, our revenues and operating results have reflected minimal seasonal variation due to the significance of revenues derived from patient visits to EDs, which are generally open on a 365/366 day basis, and also due to our geographic diversification. Revenue from our non-ED staffing lines is dependent on a healthcare facility being open during selected time periods. Revenue in such instances will fluctuate depending upon such factors as the number of holidays in the period.

Recently Issued Accounting Standards

See Note 2 of the accompanying consolidated financial statements for discussion related to recently issued accounting standards.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates. We do not use derivative financial instruments for speculative or trading purposes.

Our earnings are affected by changes in short-term interest rates as a result of borrowings under our senior secured credit facilities. Interest rate swap agreements are used to manage a portion of our interest rate exposure.

At December 31, 2009, the fair value of our total debt, which has a carrying value of $611.0 million, was $605.9 million. We had $408.0 million of variable debt outstanding at December 31, 2009. If the market interest rates for our variable rate borrowings had averaged 1% more subsequent to December 31, 2009, our interest expense (excluding the impact of our interest rate swap agreements) would have increased, and earnings before income taxes would have decreased, by approximately $4.1 million for the year ended December 31, 2009. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management could take actions in an attempt to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

Item 8.	Financial Statements and Supplementary Data

The financial statements and schedules are listed in Part IV Item 15 of this Form 10-K and are incorporated herein by reference.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

As of December 31, 2009, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2009, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Management’s report on internal control over financial reporting

This Form 10-K does not include management’s report or an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. As a public company, the Company is required to complete its initial assessment of, and the Company is required to file its independent registered public accounting firm’s opinion on, the effectiveness of its internal control over financial reporting by filing of its Form 10-K for the year ended December 31, 2010.

Changes in internal control over financial reporting

There was no change in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated herein by reference from the sections captioned “Proposal No. 1—Election of Directors,” “The Board of Directors and Certain Governance Matters—Committee Membership—Audit Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance,” “Our Management Team,” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s definitive proxy statement for the 2010 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2009 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the “2010 Proxy Statement”).

Set forth below is information as of March 1, 2010, regarding our executive officers:

Name	Age*	Position
Lynn Massingale, M.D.	57	Executive Chairman and Director
Greg Roth	53	President, Chief Executive Officer and Director
David P. Jones	42	Chief Financial Officer
Stephen Sherlin	64	Chief Compliance Officer
Heidi S. Allen	56	Senior Vice President, General Counsel

Lynn Massingale, M.D., became a member of our board following the 2005 Transactions and was named Executive Chairman in May 2008. Prior to that, Dr. Massingale had been Chief Executive Officer and director of Team Health, Inc., since 1994 and also held the title of President until October 2004. Dr. Massingale previously served as President and Chief Executive Officer of Southeastern Emergency Physicians, a provider of emergency physician services to hospitals in the Southeast and the predecessor of Team Health, Inc., which Dr. Massingale co-founded in 1979. Dr. Massingale served as the director of Emergency Services for the state of Tennessee from 1989 to 1993. Dr. Massingale is a graduate of the University of Tennessee Medical Center for Health Services.

Greg Roth joined TeamHealth, Inc. in November 2004 as President and Chief Operating Officer. In May 2008, Mr. Roth was promoted to President and Chief Executive Officer and became a member of our board. Prior to joining TeamHealth, Mr. Roth was employed by HCA—The Healthcare Company, a provider of healthcare services, since January 1995. Beginning in July 1998, Mr. Roth served as President of HCA, Ambulatory Surgery Division. Prior to his appointment as President, Mr. Roth served in the capacity of Senior Vice President of Operations, Western Region from May 1997 to July 1998 and the Division’s Chief Financial Officer from January 1995 to May 1997. Prior to these positions, Mr. Roth held various positions in the healthcare industry.

David P. Jones has been our Chief Financial Officer since May 1996. From 1994 to 1996, Mr. Jones was our Controller. Prior to that, Mr. Jones worked at Pershing, Yoakley and Associates, a regional healthcare audit and consulting firm, as a Supervisor. Before joining Pershing, Yoakley and Associates, Mr. Jones worked at KPMG Peat Marwick as an Audit Senior. Mr. Jones received a B.S. in Business Administration from the University of Tennessee.

Stephen Sherlin was named Chief Compliance Officer effective July 1, 2004 and has indicated that he intends to retire effective May 1, 2010. Mr. Sherlin previously served as Executive Vice President, Healthcare Financial Services since February 2000. Mr. Sherlin joined Team Health, Inc. in January 1997 as Senior Vice President, Finance and Administration, and was promoted to Executive Vice President, Finance and Administration in July 1998. From 1993 until 1996, Mr. Sherlin served as Vice President and Chief Financial Officer of the Tennessee Division of Columbia/HCA. Mr. Sherlin has also served as Chief Financial Officer for the Athens Community Hospital in Athens, Tennessee; Park West Medical Center in Knoxville, Tennessee; and Doctors Hospital in Little Rock, Arkansas. Mr. Sherlin is a graduate of Indiana University.

Heidi Solomon Allen was named Senior Vice President and General Counsel of TeamHealth, Inc. effective June 19, 2008. From February 2003 to June 2008, Ms. Allen was Associate General Counsel, U.S. Litigation and

Investigations, for Sanofi-Aventis, a major global pharmaceutical company. Admitted to state and federal courts in South Carolina and New Jersey, Ms. Allen has more than 15 years of experience advising corporations on healthcare law, including a position as Associate General Counsel, Head of Litigation, for Blue Cross Blue Shield of New Jersey. She also served as Assistant United States Attorney for 11 years. Ms. Allen received a B.A. from the University of Pennsylvania and a J.D. from Rutgers School of Law.

Code of ethics

Information regarding our code of ethics (Team Health, Inc. Code of Ethics) applicable to our principal executive officer, our principal financial officer, our controller and other senior financial officers is available on the Investor Relations page of our internet website at www.teamhealth.com. If we ever were to amend or waive any provision of our Code of Conduct that applies to the our principal executive officer, principal financial officer, principal accounting officer or any person performing similar functions, we intend to satisfy our disclosure obligations with respect to any such waiver or amendment by posting such information on our internet website set forth above rather than by filing a Form 8-K.

Item 11.	Executive Compensation

The information required by this Item 11 is incorporated herein by reference from the sections captioned “Executive Compensation” and “Director Compensation” of the 2010 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated herein by reference from the sections captioned “Ownership of Securities” and “Equity Compensation Plan Information” of the 2010 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference from the section captioned “Transactions with Related Person” and “The Board of Directors and Certain Governance Matters” of the 2010 Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required by this Item 14 is incorporated herein by reference from the sections captioned “Proposal No. 2-Ratification of Independent Registered Public Accounting Firm” of the 2010 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	(1) Consolidated Financial Statements of Team Health Holdings, Inc.

    Report of Independent Registered Public Accounting Firm

    Consolidated Balance Sheets

    Consolidated Statements of Operations

    Consolidated Statements of Members’ and Shareholders’ Equity (Deficit) and         Comprehensive Earnings (Loss)

    Consolidated Statements of Cash Flows

    Notes to the Consolidated Financial Statements

(2) Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts of Team Health Holdings, Inc.

The following schedules are omitted as not applicable or not required under the rules of Regulation S-X: I, III, IV and V.

(3) Exhibits

See Exhibit Index following this report, which is incorporated herein by reference.

TEAM HEALTH HOLDINGS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2007, 2008 and 2009

CONTENTS

Index to consolidated financial statements

Report of Independent Registered Public Accounting Firm	82
Consolidated Balance Sheets at December 31, 2008 and 2009	83
Consolidated Statements of Operations for the years ended December 31, 2007, 2008 and 2009	84
Consolidated Statements of Members’ and Shareholders’ Equity (Deficit) and Comprehensive Earnings (Loss) for the years ended December 31, 2007, 2008 and 2009	85
Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2008 and 2009	86
Notes to the Consolidated Financial Statements	87

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Team Health Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Team Health Holdings, Inc. (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, equity (deficit) and comprehensive earnings (loss) and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Team Health Holdings, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 18 to the consolidated financial statements, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” which was codified into ASC Topic 740, “Income Taxes”, effective January 1, 2007.

/s/ Ernst & Young LLP

Nashville, Tennessee

March 12, 2010

Team Health Holdings, Inc.

Consolidated Balance Sheets

	December 31,
	2008	2009
	(In thousands)
Assets
Current Assets:
Cash and cash equivalents	$46,398	$170,331
Accounts receivable, less allowance for uncollectibles of $158,685 and $178,712 in 2008 and 2009, respectively	237,790	237,703
Prepaid expenses and other current assets	15,467	17,040
Receivables under insured programs	27,145	17,615
Income tax receivable	3,446	—

Total current assets	330,246	442,689
Investments of insurance subsidiary	87,413	86,975
Property and equipment, net	27,477	28,850
Other intangibles, net	32,438	59,505
Goodwill	149,763	213,978
Deferred income taxes	47,915	44,880
Receivables under insured programs	20,589	24,708
Other	30,940	39,361

	$726,781	$940,946

Liabilities and members’ and shareholders’ equity (deficit)
Current liabilities:
Accounts payable	$13,451	$17,472
Accrued compensation and physician payable	111,556	124,380
Other accrued liabilities	82,012	83,955
Income tax payable	—	2,979
Current maturities of long-term debt	4,250	161,752
Deferred income taxes	33,231	34,764

Total current liabilities	244,500	425,302
Long-term debt, less current maturities	611,025	449,273
Other non-current liabilities	154,930	158,703
Members’ and shareholders’ equity (deficit):
Class A equity units	339,070	—
Class B equity units	1,028	—
Class C equity units	616	—
Common stock, 100,000 shares authorized and 62,401 shares issued and outstanding at December 31, 2009	—	624
Additional paid-in capital	—	490,989
Accumulated deficit	(622,234)	(582,708)
Accumulated other comprehensive loss	(2,154)	(1,237)

Total members’ and shareholders’ deficit	(283,674)	(92,332)

	$726,781	$940,946

See accompanying notes to the consolidated financial statements.

Team Health Holdings, Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2007	2008	2009
	(In thousands, except per share data)
Net revenues	$2,106,152	$2,291,812	$2,483,275
Provision for uncollectibles	874,087	960,495	1,059,834

Net revenues less provision for uncollectibles	1,232,065	1,331,317	1,423,441
Cost of services rendered (exclusive of depreciation and amortization shown separately below)
Professional service expenses	950,872	1,046,806	1,102,091
Professional liability costs	21,057	15,247	32,178
General and administrative expenses	114,476	116,942	130,226
Management fee and other expenses	4,054	3,602	35,676
Impairment of intangibles	—	9,134	—
Depreciation and amortization	14,823	17,281	18,813
Interest expense, net	55,234	45,849	36,679
Gain on extinguishment of debt	—	(1,640)	—
Transaction costs	—	2,386	2,120

Earnings from continuing operations before income taxes	71,549	75,710	65,658
Provision for income taxes	27,703	31,044	24,953

Earnings from continuing operations	43,846	44,666	40,705
Loss from discontinued operations, net of taxes	(576)	—	—

Net earnings	$43,270	$44,666	$40,705

Unaudited pro forma net earnings per share
Basic	$.89	$.91	$.82

Diluted	$.88	$.91	$.82

Unaudited pro forma weighted average shares outstanding
Basic	48,790	48,876	49,427
Diluted	49,385	49,311	49,747

See accompanying notes to the consolidated financial statements.

Team Health Holdings, Inc.

Consolidated Statements of

Members’ and Shareholders’ Equity (Deficit) and Comprehensive Earnings (Loss)

(In thousands)

	Class A Equity Units	Class B Equity Units	Class C Equity Units	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Earnings (Loss)	Total
Balance at December 31, 2006	$339,518	$383	$233	$—	$—	$(706,548)	$(276)	$(366,690)
Net earnings	—	—	—	—	—	43,270	—	43,270
Other comprehensive income, net of tax:
Net change in fair value of investments, net of tax of $382	—	—	—	—	—	—	710	710

Total comprehensive earnings	—	—	—	—	—	—	—	43,980

Adjustment to initially apply FIN No. 48	—	—	—	—	—	(1,428)	—	(1,428)
Equity based compensation	—	349	211	—	—	—	—	560
Redemption of equity units	(150)	(13)	(8)	—	—	(836)	—	(1,007)
Proceeds from sale of equity units	50	—	—	—	—	—	—	50

Balance at December 31, 2007	$339,418	$719	$436	$—	$—	$(665,542)	$434	$(324,535)

Net earnings	—	—	—	—	—	44,666	—	44,666
Other comprehensive income (loss), net of tax:
Net change in fair value of investments, net of tax of $429	—	—	—	—	—	—	795	795
Net change in fair value of swaps, net of tax of ($2,164)	—	—	—	—	—	—	(3,383)	(3,383)

Total comprehensive earnings	—	—	—	—	—	—	—	42,078

Equity based compensation	—	394	231	—	—	—	—	625
Redemption of equity units	(348)	(85)	(51)	—	—	(1,358)	—	(1,842)

Balance at December 31, 2008	$339,070	$1,028	$616	$—	$—	$(622,234)	$(2,154)	$(283,674)

Net earnings	—	—	—	—	—	40,705	—	40,705
Other comprehensive income, net of tax:
Net change in fair value of investments, net of tax of $226	—	—	—	—	—	—	420	420
Net change in fair value of swaps, net of tax of $317	—	—	—	—	—	—	497	497

Total comprehensive earnings	—	—	—	—	—	40,705	917	41,622

Equity based compensation	—	354	204	—	4,682	190	—	5,430
Redemption of equity units	(314)	(32)	(19)	—	—	(1,369)	—	(1,734)

Issuance of common stock in connection with corporate conversion	(338,756)	(1,350)	(801)	491	340,416	—	—	—
Issuance of common stock in connection with initial public offering	—	—	—	133	145,891	—	—	146,024

Balance at December 31, 2009	$—	$—	$—	$624	$490,989	$(582,708)	$(1,237)	$(92,332)

See accompanying notes to the consolidated financial statements.

Team Health Holdings, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2007	2008	2009
	(In thousands)
Operating activities
Net earnings	$43,270	$44,666	$40,705
Adjustments to reconcile net earnings:
Depreciation and amortization	14,872	17,281	18,813
Amortization of deferred financing costs	2,138	2,082	2,035
Employee equity based compensation expense	560	625	5,430
Provision for uncollectibles	874,087	960,495	1,059,834
Impairment of intangibles	—	9,134	—
Deferred income taxes	22,788	19,519	3,000
Gain on extinguishment of debt	—	(1,640)	—
Loss on disposal of equipment	553	78	84
Equity in joint venture (income) loss	51	64	(606)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(889,659)	(975,682)	(1,052,755)
Prepaids and other assets	(7,761)	(8,250)	(12,456)
Income tax accounts	1,802	(4,709)	6,694
Accounts payable	(1,557)	1,254	3,765
Accrued compensation and physician payable	16,712	9,389	11,803
Other accrued liabilities	(194)	(2,999)	4,826
Professional liability reserves	(7,608)	(9,336)	(8,331)

Net cash provided by operating activities	70,054	61,971	82,841

Investing activities
Purchases of property and equipment	(12,680)	(12,141)	(11,613)
Cash paid for acquisitions, net	(3,545)	(7,513)	(90,386)
Purchases of investments at insurance subsidiary	(181,233)	(180,578)	(110,997)
Proceeds from investments at insurance subsidiary	166,077	170,447	113,388
Other investing activities	125	13	28

Net cash used in investing activities	(31,256)	(29,772)	(99,580)

Financing activities
Payments on notes payable	(4,250)	(4,250)	(4,250)
Payments on 11.25% senior subordinated notes	—	(9,999)	—
Proceeds from revolving credit facility	83,000	—	—
Payments on revolving credit facility	(89,800)	—	—
Payments of deferred financing costs	(500)	—	—
Proceeds from sale of common units	50	—	—
Proceeds from sale of common shares	—	—	146,656
Redemptions of common units	(1,007)	(1,842)	(1,734)

Net cash (used in) provided by financing activities	(12,507)	(16,091)	140,672

Increase in cash and cash equivalents	26,291	16,108	123,933
Cash and cash equivalents, beginning of year	3,999	30,290	46,398

Cash and cash equivalents, end of year	$30,290	$46,398	$170,331

Supplemental cash flow information:
Interest paid	$57,881	$48,550	$36,512
Taxes paid	$3,600	$16,392	$15,389

See accompanying notes to the consolidated financial statements.

Team Health Holdings, Inc.

Notes to the Consolidated Financial Statements

December 31, 2009

1. Organization and Basis of Presentation

The Company, as used herein, refers to Team Health Holdings, LLC (pre-corporate conversion) and Team Health Holdings, Inc. (post conversion) and its consolidated subsidiaries (see Corporate Conversion below). The Company is one of the largest providers of outsourced physician staffing and administrative services to hospitals and other healthcare providers in the United States, based upon revenues and patient visits. We serve approximately 530 hospital clients, clinics and surgical centers in 48 states with a team of approximately 5,900 healthcare professionals including physicians, mid-level practitioners and nurses. Since our inception in 1979, we have focused primarily on providing outsourced services to hospital emergency departments, which accounted for 73% of our net revenues less provision for uncollectibles in 2009. We also provide comprehensive programs for inpatient care (hospitalist), radiology, pediatrics and other healthcare services, principally within hospitals and other healthcare facilities.

Corporate Conversion and Initial Public Offering

On December 14, 2009, Team Health Holdings, LLC converted from a limited liability company to a Delaware corporation, Team Health Holdings, Inc., so that the investors in Team Health Holdings LLC now own common stock rather than equity interests in a limited liability company. The Company refers to this event as its corporate conversion.

As a result of the corporate conversion, Team Health Holdings, LLC’s Class A, B and C units were converted to 49,101,000 shares of Team Health Holdings, Inc.’s common stock.

In December 2009, the Company completed its initial public offering of 13,300,000 common shares. Including the exercise of the underwriters’ over-allotment in January 2010 of 1,995,000, a total of 15,295,000 shares were sold. Total number of outstanding common shares was 62,401,000 as of December 31, 2009, and total number of outstanding common shares after exercise of the over-allotment option was 64,396,000.

Unaudited Pro forma Financial Information

The accompanying consolidated statements of operations discloses unaudited pro forma earnings per share for the years ended December 31, 2007 and 2008, and 2009 giving affect to the exchange of Class A, B and C shares for Team Health Holdings, Inc.’s common stock.

2. Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States. All intercompany and inter-affiliate accounts and transactions have been eliminated.

The Company consolidates its subsidiaries in accordance with the nominee shareholder model of Accounting Standards Codification (“ASC”) Topic 810-10-15 (formerly Emerging Issues Task Force (EITF) No. 97-2 “Application of FASB No. 94 and APB Opinion No. 16 to Physician Practice Entities and Certain Other Entities with Contractual Management Arrangements”). The Company’s arrangements with associated professional corporations (“PC”) are captive in nature as a majority of the outstanding voting equity instruments of the different PCs are owned by a nominee shareholder appointed at the sole discretion of the Company. The

Company has a contractual right to transfer the ownership of the PC at any time to any person it designates as the nominee shareholder. This transfer can occur without cause and any cost incurred as a result of the transfer is minimal. There would be no significant impact on the PC or the Company as a result of the transfer of ownership. The Company provides staffing services to its client hospitals through management services agreements between subsidiaries of the Company and the PCs.

Cash and Cash Equivalents

Cash consists primarily of funds on deposit in commercial banks. Cash equivalents are highly liquid investments with maturities of three months or less when acquired.

Marketable Securities

In accordance with ASC Topic 320, “Debt and Equity Securities” (formerly Statement of Financial Accounting Standards (SFAS) No. 115 “Accounting for Certain Investments in Debt and Equity Securities,”) management determines the appropriate classification of the Company’s investments at the time of purchase and reevaluates such determination at each balance sheet date. As of December 31, 2009 and 2008, the Company has classified all marketable debt securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in other comprehensive earnings. Realized gains and losses and declines in value judged to be other-than-temporary on available for sale securities are recognized in earnings.

Accounts Receivable

Accounts receivable are primarily due from hospitals and clinics, third-party payers, such as insurance companies, government-sponsored healthcare programs, including Medicare and Medicaid, and self-insured employers and patients. Accounts receivable are stated net of reserves for amounts estimated by management to not be collectible. Concentration of credit risk relating to accounts receivable is somewhat limited by the diversity and number of hospitals, patients, payers and by the geographic dispersion of the Company’s operations. In addition, a portion of the Company’s military staffing business is conducted on a sub-contract basis with a third-party direct contractor to the military. The amount owed by such direct contractor represents approximately 1.5% of the Company’s consolidated accounts receivable as of December 31, 2009.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over estimated useful lives, which generally range from 3 to 10 years for furniture and equipment, from 3 to 5 years for software and from 10 to 40 years for buildings and leasehold improvements. Property under capital lease is amortized using the straight-line method over the life of the respective lease and such amortization is included in depreciation expense.

Intangible Assets

The Company’s intangible assets include goodwill and other intangibles that consist primarily of the fair value of service contracts acquired. Goodwill represents the excess of purchase price over the fair value of net assets acquired.

In accordance with the provisions of ASC Topic 350, “Intangibles—Goodwill and other” (formerly SFAS No. 142, Goodwill and Other Intangible Assets) goodwill and intangible assets deemed to have indefinite lives are not amortized. The cost of service contracts and other intangibles acquired is amortized using the straight-line method over their estimated lives.

Goodwill is evaluated for possible impairment on an annual basis or more frequently if events and circumstances occur that may indicate the potential for impairment. Goodwill assigned to a reporting unit is evaluated for potential impairment following a two-step procedure. The fair value of the reporting unit is initially determined and compared to its carrying value. If the carrying value exceeds the fair value of the applicable reporting unit, the implied fair value of the goodwill of the reporting unit is then determined. If it is determined that the implied fair value of the goodwill of the reporting unit is less than the carrying value of goodwill, an impairment loss is recorded equal to such difference.

The carrying value of other intangibles is evaluated when indicators are present to determine whether such intangibles may be impaired with respect to their recorded values. If this review indicates that certain intangibles will not be recoverable, as determined based on the undiscounted cash flows derived from the assets acquired over the remaining estimated asset life, the carrying value of the intangibles is reduced by the estimated shortfall of discounted cash flows.

Deferred Financing Costs

Deferred financing costs, which are included in other noncurrent assets and are amortized over the term of the related debt using the effective interest method, consisted of the following as of December 31 (in thousands):

	2008	2009
Deferred financing costs	$19,246	$21,966
Less accumulated amortization	(6,782)	(8,830)

	$12,464	$13,136

Risk Management

Although the Company does not principally engage in the practice of medicine or provide medical services, it does require the physicians with whom it contracts to obtain professional liability insurance coverage and makes this insurance available to these physicians. The Company typically provides claims-made coverage on a per incident and annual aggregate limit per physician to affiliated physicians and other healthcare practitioners. In addition, the Company has claims-made coverage on a per incident basis and annual aggregate limit for all corporate entities.

Effective March 12, 2003, the Company began providing for its professional liability losses principally under a program of self-insurance, including the use of a wholly owned captive insurance company. The Company’s estimated losses under the self-insurance program are determined using periodic actuarial estimates of losses and related expenses, adjusted on an interim basis for actual provider hours worked and loss development trends. Any differences between amounts previously recorded and the results of updated actuarial loss estimates of prior periods are recorded in the period when such differences are known.

Professional liability insurance expense consists of premium costs, an accrual to establish reserves for future payments under the self-insured retention component, an accrual to establish a reserve for future claims incurred but not reported, and other administrative costs of operating the insurance program.

Derivatives

The Company at times may utilize derivative financial instruments to reduce interest rate risks. The Company does not hold or issue derivative financial instruments for trading purposes. The Company recognizes all derivatives as either assets or liabilities on the balance sheet and measures those instruments at fair value. Changes in the fair value of these instruments are reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. The accounting for gains and losses associated with changes in the fair value of the derivative and the effect on the consolidated financial statements depends on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value of cash flows of the asset or liability hedged. There were no outstanding agreements during 2007. During 2008, the Company entered into three separate forward interest rate swap agreements. The objective of the agreements is to eliminate the variability of the cash flows in interest payments for $200.0 million of the variable-rate term loan for a three-year period. The agreements are contracts to exchange, on a quarterly basis, floating interest rate payments based on the Eurocurrency rate, for fixed interest payments over the life of the agreements. The Company has determined the interest rate swaps are highly effective and qualify for hedge accounting.

The following table presents the location of the liabilities associated with the Company’s interest rate swap agreements within the accompanying consolidated Balance Sheets (in thousands):

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value at December 31, 2008	Fair Value at December 31, 2009	Fair Value at December 31, 2008	Fair Value at December 31, 2009
Derivatives designated as hedging:
Interest rate swap contracts	Other non-current liabilities	$—	$—	$5,547	$4,731

The following table presents the impact of the Company’s interest rate swap agreements and their location within the accompanying consolidated Statements of Operations (in thousands):

	Amount of (Gain) Loss Recognized in Other Comprehensive Income Derivative (Effective Portion)				Amount of (Gain) Loss Reclassified from Other Comprehensive Income into Income (Effective Portion)		Amount of (Gain) Loss Recognized in Income on Derivative (Ineffective Portion)
	Year Ended December 31,				Year Ended December 31,		Year Ended December 31,
	2008		2009		2008	2009	2008	2009
Interest rate swap contracts	$3,383	(a)	$(497	)(a)	$—	$—	$—	$—

(a)	Net of tax

Revenue Recognition

Net revenues consist of fee for service revenue, contract revenue and other revenue. Net revenues are recorded in the period services are rendered.

Net revenues are principally derived from the provision of healthcare staffing services to patients within healthcare facilities. The form of billing and related risk of collection for such services may vary by customer. The following is a summary of the principal forms of the Company’s billing arrangements and how net revenue is recognized for each. A significant portion (80% and 81% of the Company’s net revenue in 2008 and 2009, respectively) resulted from fee for service patient visits. Fee for service revenue represents revenue earned under contracts in which the Company bills and collects the professional component of charges for medical services rendered by the Company’s contracted and employed physicians. Under the fee for service arrangements, the Company bills patients for services provided and receives payment from patients or their third-party payers. Fee for service revenue is reported net of contractual allowances and policy discounts. All services provided are expected to result in cash flows and are therefore, reflected as net revenues in the financial statements. Fee for service revenue is recognized in the period that the services are rendered to specific patients and reduced immediately for the estimated impact of contractual allowances in the case of those patients having third-party payer coverage. The recognition of net revenue (gross charges less contractual allowances) from such visits is dependent on such factors as proper completion of medical charts following a patient visit, the forwarding of such charts to one of the Company’s billing centers for medical coding and entering into the Company’s billing systems and the verification of each patient’s submission or representation at the time services are rendered as to the payer(s) responsible for payment of such services. Net revenues are recorded based on the information known at the time of entering of such information into the Company’s billing systems as well as an estimate of the net revenues associated with medical charts for a given service period that have not been processed yet into the Company’s billing systems. The above factors and estimates are subject to change. For example, patient payer information may change following an initial attempt to bill for services due to a change in payer status. Such changes in payer status have an impact on recorded net revenue due to differing payers being subject to different contractual allowance amounts. Such changes in net revenue are recognized in the period that such changes in payer become known. Similarly, the actual volume of medical charts not processed into the billing systems may be different from the amounts estimated. Such differences in net revenue are adjusted in the following month based on actual chart volumes processed.

Contract revenue represents revenue generated under contracts in which the Company provides physician and other healthcare staffing and administrative services in return for a contractually negotiated fee. Contract revenue consists primarily of billings based on hours of healthcare staffing provided at agreed to hourly rates. Revenue in such cases is recognized as the hours are worked by the Company’s staff. Additionally, contract revenue also includes supplemental revenue from hospitals where the Company may have a fee for service contract arrangement. Contract revenue for the supplemental billing in such cases is recognized based on the terms of each individual contract. Such contract terms generally either provide for a fixed monthly dollar amount or a variable amount based upon measurable monthly activity, such as hours staffed, patient visits or collections per visit compared to a minimum activity threshold. Such supplemental revenues based on variable arrangements are usually contractually fixed on a monthly, quarterly or annual calculation basis considering the variable factors negotiated in each such arrangement. Such supplemental revenues are recognized as revenue in the period when such amounts are determined to be fixed and therefore, contractually obligated as payable by the customer under the terms of the respective agreement.

Other revenue consists primarily of revenue from management and billing services provided to outside parties. Revenue is recognized for such services pursuant to the terms of the contracts with customers. Generally, such contracts consist of fixed monthly amounts with revenue recognized in the month services are rendered or as hourly consulting fees recognized as revenue as hours are worked in accordance with such arrangements. Additionally, the Company derives a small percentage of revenue from providing administrative and billing services that are contingent upon the collection of third-party physician billings, either by us on their behalf or other third-party billing companies. Such revenues are not considered earned and therefore, not recognized as revenue until actual cash collections are achieved in accordance with the contractual arrangements for such services.

Net revenues are reduced for management’s estimates of amounts that will not be collected. The resulting net revenue less provision for uncollectibles reflects net cash collections for services rendered in the period, plus management’s estimate of the remaining collections to be realized for services rendered in the period. Such estimates of amounts to be collected are subject to adjustment as actual experience is realized. If subsequent collections experience indicates that an adjustment to previously recorded collection estimates is necessary, such change of estimate adjustment is recorded in the current period in which such assessment is made.

Management in estimating the amounts to be collected resulting from its over seven million annual fee for service patient visits and procedures considers such factors as prior contract collection experience, current period changes in payer mix and patient acuity indicators, reimbursement rate trends in governmental and private sector insurance programs, resolution of overprovision account balances, the estimated impact of billing system effectiveness improvement initiatives and trends in collections from self-pay patients and external credit agencies. The complexity of the estimation process associated with the Company’s fee for service volumes and diverse payer mix, along with the difficulty of assessing such factors as changes in the economy impacting the number of healthcare insured versus uninsured patients and other socio-economic trends that can have an impact on collection rates, could result in subsequent material adjustments to previously reported revenues.

The Company derives a significant portion of its net revenues less provision for uncollectibles from government sponsored healthcare programs. Estimated net revenue less provision for uncollectibles derived from the Medicare and Medicaid programs was approximately 24% of total net revenue less provision for uncollectibles in years 2007 and 2008 and 26% in 2009. In addition, net revenues less provision for uncollectibles derived from within the Military Health System (“MHS”), which is the U.S. military’s dependent healthcare program, was approximately 12% in 2007 and 2008 and 11% in 2009.

Segment Reporting

The Company provides its services through four operating segments which are aggregated into two reportable segments, Healthcare Services and Billing Services. The Healthcare Services segment, which is an aggregation of healthcare staffing, clinics, and occupation health, provides comprehensive healthcare service programs to users and providers of healthcare services on a fee for service as well as a cost plus basis. The Billing Services segment provides a range of external billing, collection and consulting services on a fee basis to outside third-party customers.

Unaudited Pro Forma Basic and Diluted Net Earnings Per Share

Unaudited pro forma basic and diluted net earnings per share is calculated in accordance with ASC Topic 260, “Earning Per Share” (formerly SFAS No. 128, Earnings Per Share). Unaudited pro forma basic and diluted net earnings per share (“EPS”) is calculated using the weighted-average common shares outstanding in each period.

The shares used to calculate unaudited pro forma basic and dilutive EPS represent the weighted-average common shares outstanding.

	Year ended December 31,
	2007	2008	2009
	(In thousands, except per share amount)
Numerator for basic and diluted net earnings per share:
Earnings from continuing operations	$43,846	$44,666	$40,705
Earnings from discontinued operations	(576)	—	—

Net earnings	43,270	44,666	40,705
Denominator:
Denominator for basic earnings per share-weighted average shares	48,790	48,876	49,427
Effect of dilutive securities	595	435	320

Denominator for diluted net earnings per share-weighted average shares	49,385	49,311	49,747
Basic net earnings per share:
Basic earnings from continuing operations	$.90	$.91	$.82
Basic earnings from discontinued operations	(.01)	—	—

Basic net earnings	.89	$.91	$.82

Diluted net earnings per share:
Diluted earnings from continuing operations	$.89	$.91	$.82
Diluted earnings from discontinued operations	(.01)	—	—

Diluted net earnings	$.88	$.91	$.82

Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) Topic 105 (formerly SFAS No. 168), “The FASB Accounting Standards Codification and

the Hierarchy of Generally Accepted Accounting Principles”. ASC Topic 105 establishes the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative, nongovernmental U.S. GAAP. The Codification did not change U.S. GAAP. All existing accounting standard documents were superseded and all other accounting literature not included in the Codification is considered non-authoritative. ASC Topic 105 is effective for interim and annual periods ending after September 15, 2009. Therefore, the Company adopted ASC Topic 105 for the reporting in its 2009 third quarter. The adoption did not have a significant impact on the reporting of its financial position, results of operations or cash flows.

In May 2009, the FASB issued ASC Topic 855 (formerly SFAS No. 165), “Subsequent Events”, to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The provisions of ASC Topic 855 became effective for the Company in the third quarter of 2009. In February 2010, the FASB issued ASU 2010-09, “Subsequent Events” (ASU 2010-09), which updated ASC Topic 855. ASU 2010-09 removes the requirement, effective immediately, to disclose the date through which an entity has evaluated subsequent events.

In April 2009, the FASB issued an accounting standard update (formerly FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”) to ASC Topic 320, “Investments—Debt and Equity Securities”, to amend the other-than-temporary impairment guidance in debt securities to be based on intent and not more likely than not that the Company would be required to sell the security before recovery and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The adoption did not have a material effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued an accounting standard update (formerly FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”) to ASC Topic 825, “Financial Instruments”. This accounting standard update requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The update was effective for interim and annual reporting periods ending after June 15, 2009. The implementation of the requirements of this update did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued an accounting standard update (formerly FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”) to ASC Topic 820, “Fair Value Measurements and Disclosures” (formerly Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”). This accounting standard update provides additional guidance for estimating fair value in accordance with when the volume and level of activity for the asset or liability have significantly decreased. This update also includes guidance on identifying circumstances that indicate a transaction is not orderly and it emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. The provisions of this accounting standard update were effective for interim and annual reporting periods ending after June 15, 2009, and were applied prospectively. The implementation of this standard did not have a material impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”, which was primarily codified into Topic 350 “Intangibles—Goodwill and Other” in the ASC. This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset and requires enhanced related disclosures. This guidance must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008. The adoption of FSP 142-3 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2008, the FASB issued an accounting update to ASC 815 “Derivatives and Hedging” (formerly SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133”). ASC Topic 815 now requires enhanced disclosure related to derivatives and hedging activities and thereby seeks to improve the transparency of financial reporting. Under ASC Topic 815, entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under ASC Topic 815, and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The provisions of this update must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under ASC Topic 815 for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008, which for the Company begins with its 2009 fiscal year. The adoption did not have a material impact on the reporting of its financial position, results of operations or cash flows.

In December 2007, the FASB issued ASC Topic 805 “Business Combinations” (formerly SFAS No. 141 (Revised 2007), “Business Combinations”). ASC Topic 805 continues to require the purchase method of accounting to be applied to all business combinations, but it significantly changes the accounting for certain aspects of business combinations. Under ASC Topic 805, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. ASC Topic 805 will change the accounting treatment for certain specific acquisition related items including: (1) expensing acquisition related costs as incurred; (2) valuing noncontrolling interests at fair value at the acquisition date; and (3) recognizing contingent consideration arrangements on the acquisition date at fair value. ASC Topic 805 also includes a substantial number of new disclosure requirements. ASC Topic 805 is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. As further discussed in Note 4, the Company recognized $0.6 million of direct transaction fees associated with ongoing discussions related to potential transactions that did not close before the effective date of ASC Topic 805. The Company expects ASC Topic 805 will have an impact on its accounting for future business combinations but the effect is dependent upon the acquisitions that are made in such periods.

In December 2007, the FASB released an accounting update to ASC Topic 810 “Consolidation” (formerly SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”). The provisions of this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, which for the Company is the year ending December 31, 2009 and the interim periods within that fiscal year. The objective of this update is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. This accounting update currently does not impact the Company as it has full controlling interest of all of its subsidiaries.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) which was codified into ASC Topic 825 “Financial Instruments”. The provisions within ASC Topic 825 allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (“fair value option”). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, ASC Topic 825 specifies that unrealized gains and losses for that instrument be reported in earnings at each subsequent reporting date. The provisions of ASC Topic 825 were effective for the Company on January 1, 2008. The implementation of these provisions did not have an impact on the Company’s results of operations, financial position or cash flows as the Company did not elect to measure any eligible items at fair value other than instruments such as investments or interest rate swaps that are currently required to be measured at fair value.

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3. Discontinued Operations

In January 2007, the Company completed a strategic review of Team Health Anesthesiology Management Services (“THAMS”), and based upon the review, concluded that the existing business model of providing management services to independent physician groups was not a viable long term strategy and could not consistently meet internal growth targets. As a result of this review, the Company elected to exit this non-core business line. The final phase of this business line disposal was substantially completed during the third quarter of 2007, therefore in accordance with the provisions of ASC Topic 205-20, “Discontinued operations” (formerly SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets), the operating results of THAMS are presented in the accompanying consolidated statements of operations as a discontinued operation for all periods presented.

The financial results of THAMS included in discontinued operations as of December 31, were as follows (in thousands):

	2007	2008	2009
Net revenue	$2,368	$—	$—
Total cost of services	399	—	—
Loss before income taxes	(939)	—	—
Benefit from income taxes	(363)	—	—

Loss from discontinued operations	$(576)	$—	$—

The loss from discontinued operations in the year ended December 31, 2007 includes approximately $1.0 million of severance and other exit costs related to the disposal of this business unit.

For the year ended December 31, 2007, had a use of cash of $1.6 million and for the years ended December 31, 2008 and 2009, THAMS had no operating use of cash.

4. Acquisitions and Transaction Costs

During the year ended December 31, 2009, the Company acquired the operations of four businesses for a total cost of $82.9 million, which was paid in cash. In addition, the Company may have to pay an additional $10.7 million in future contingent payments based on the financial performance of the acquired companies. In December 2009, the Company acquired the operations of an anesthesiology staffing company located in Florida that provides outsourced anesthesiology staffing services to hospitals. Also in December 2009, the Company completed the acquisition of certain assets and related business operations of a locums tenens business located in Georgia that provides temporary staffing of psychiatric physicians to hospitals and other healthcare organizations. In November 2009, the Company completed the acquisition of certain assets and related business operations of an emergency medicine staffing business located in Florida. In March 2009, the Company acquired the operations of a physician staffing business that provides hospital emergency department services under three contracts for locations in Kentucky. The purchase price for these acquisitions was allocated to, in accordance with the provisions of ASC Topic 805, to net assets acquired, including goodwill of $56.7 million (of which $3.0 million is not tax deductible goodwill) and contract intangibles of approximately $35.4 million, based on management’s estimates. The results of operations of the acquired businesses are included in the Company’s consolidated financial statements beginning on the acquisition date.

During the year ended December 31, 2008, the Company completed the acquisition of certain assets and related business operations of an emergency medicine staffing business located in New Jersey. An officer of an affiliated corporation of the Company held an ownership interest in the selling party. The purchase price for the acquired business was $7.5 million which was paid in cash on the date of the closing. In addition, the Company may have to pay up to $6.7 million in deferred payments if future financial targets are achieved and certain contract terms are modified. In connection with the transaction, the Company has recorded a $12.6 million contract intangible, which is the estimated fair value of the assets acquired at the date of the acquisition. The excess of fair value of the assets acquired compared to the amount paid as of the acquisition date has been reflected as “estimated amount due seller” in accordance with ASC Topic 805. Any contingent consideration payable in the future will be first applied to reduce the amount recorded as “estimated amount due seller”, and thereafter recorded to goodwill.

Effective August 24, 2007, the Company completed the acquisition of certain assets and related business operations of an emergency medicine staffing business located in Florida. The purchase price for the acquired business was $2.4 million which was paid in cash on the date of the closing. In addition, the Company may have to pay up to $2.2 million in future contingent payments. In connection with the transaction, the Company has recorded a $4.3 million contract intangible, which is the estimated fair value of the assets acquired at the date of the acquisition. The excess of fair value of the assets acquired compared to the amount paid as of the acquisition date has been reflected as “estimated amount due seller” in accordance with ASC Topic 805. Any contingent consideration payable in the future will be first applied to reduce the amount recorded as “estimated amount due seller,” and thereafter to goodwill.

During the year ended December 31, 2009, $7.5 million of contingent consideration was paid related to a prior year acquisition. This payment represents additional purchase price and was recorded as goodwill. For the same period in 2008, the Company made no payments and in 2007 the Company made payments of approximately $1.1 million related to previous acquisitions. The $1.1 million payment made in 2007 had previously been recorded as a liability. Future contingent payment obligations are estimated to be $20.2 million as of December 31, 2009.

Also, the Company recognized $2.4 million of transaction costs associated with terminated transactions in 2008 as well as costs associated with ongoing potential transactions. Costs associated with potential transactions are required to be expensed as incurred under the new accounting provisions of ASC Topic 805 which became effective for the Company January 1, 2009, and the Company elected to expense these costs during 2008 since the potential transactions did not close before the effective date for the new rules. In 2009, the Company recognized transaction costs of $2.1 million which related to costs associated with acquisition activity as well as certain costs related to the initial public offering.

5. Impairment

The Company recorded an impairment loss of $9.1 million in 2008 related to $8.8 million of goodwill for its After Hours Pediatric and $0.3 million of goodwill for its Radiology business lines. The impairments were determined following the provisions of ASC Topic 350. Accordingly, the Company initially estimated the individual fair value of its After Hours Pediatric and Radiology reporting units. The fair value of the business lines was based upon a combination of current market valuations and the Company’s assessment of the projected operating performance and cash flows of these operations. The carrying value of these operations exceeded their estimated fair value. The estimated fair values were allocated to the underlying net assets of these operations following generally accepted accounting principles for allocation of purchase prices. This included an allocation of value to the components of working capital and fixed assets of these operations. After completion of the allocation of the estimated fair value to the existing assets and liabilities of these operations, there was no implied goodwill; therefore, the total recorded goodwill associated with these operations was considered impaired.

6. Fair Value Measurements

In September 2006, the FASB issued ASC Topic 820 “Fair Value Measurements and Disclosures” formerly SFAS No. 157, Fair Value Measurements (“SFAS 157”). ASC Topic 820 defines fair value and applies to other accounting pronouncements that require or permit fair value measurements and expands disclosures about fair value measurements. ASC Topic 820 was effective for financial assets and liabilities in fiscal years beginning after November 15, 2007. In February 2008, the FASB issued an accounting standard update (formerly FASB

Staff Position (“FSP”) FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13), which states that ASC Topic 820 does not address fair value measurements for purposes of lease classification or measurement. This update does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under ASC Topic 805, regardless of whether those assets and liabilities are related to leases. In February 2008, the FASB also issued an accounting standards update (formerly FSP FAS 157-2, Effective Date of FASB Statement No. 157), which delayed the effective date of ASC Topic 820 to fiscal years beginning after November 15, 2008, for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. In October 2008, the FASB also issued an accounting standards update (formerly FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active), which clarifies the application of ASC Topic 820 in a market that is not active.

The Company’s adoption of the provisions of ASC Topic 820 on January 1, 2008, with respect to financial assets and liabilities measured at fair value, did not have a material impact on the Company’s fair value measurements or its financial statements for the year ended December 31, 2008.

ASC Topic 820 prioritizes the inputs used in measuring fair value into the following hierarchy:

Level 1	Quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2	Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable;

Level 3	Unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

The following table provides information on those assets and liabilities the Company measures at fair value on a recurring basis (in thousands):

	Carrying Amount In Consolidated Balance Sheet December 31, 2009	Fair Value December 31, 2009	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3
Investments of insurance subsidiary	$86,975	$86,975	$86,975	$—	$—
Interest rate swap liability	4,731	4,731	—	4,731	—

The fair value of the Company’s investments of insurance subsidiary are based on quoted prices. As of December 31, 2009, the fair value of these investments reflected net unrealized gains of $2.5 million. The fair value of the Company’s interest rate swaps were determined by the Company’s counterparty using inputs that are available in the public swap markets for similarly termed instruments and then making adjustments for terms specific to the Company’s instruments. See Note 13 for more information regarding our interest rate swap agreements.

In addition to the preceding disclosures prescribed by the provisions of ASC Topic 820, ASC Topic 825 “Financial Instruments” (formerly SFAS No. 107 “Disclosures About Fair Value of Financial Instruments”) requires the disclosure of the estimated fair value of financial instruments. The Company’s short term financial instruments include cash and cash equivalents, accounts receivable, and accounts payable. The carrying value of the short term financial instruments approximates the fair value due to their short term nature. These financial instruments have no stated maturities or the financial instruments have short term maturities that approximate market.

The fair value of the Company’s debt is estimated using quoted market prices when available. When quoted market prices are not available, fair value is estimated based on current market interest rates for debt with similar maturities. The fair value of the Company’s debt was $439.7 million and $605.9 million at December 31, 2008 and 2009, respectively. The financial statement carrying value was $615.3 million and $611.0 million at December 31, 2008 and 2009, respectively.

7. Goodwill and Other Intangible Assets

The following is a rollforward of the Company’s goodwill (in thousands):

Balance, December 31, 2007	$158,898
Additions through acquisitions	—
Impairments	(9,135)

Balance, December 31, 2008	149,763
Additions through acquisitions	64,215
Impairments	—

Balance, December 31, 2009	$213,978

As of December 31, 2009, we have recognized total goodwill impairments of approximately $95.7 million in the aggregate.

The following is a summary of other intangible assets and related amortization as of December 31, 2008 and 2009 for intangibles that are subject to amortization (in thousands):

	Gross Carrying Amount	Accumulated Amortization
As of December 31, 2008:
Contracts	$52,632	$20,241
Other	448	401

Total	$53,080	$20,642

As of December 31, 2009:
Contracts	$83,249	$24,584
Other	1,288	448

Total	$84,537	$25,032

Total amortization expense for other intangibles was $6.1 million, $7.4 million and $8.4 million for the years 2007, 2008 and 2009, respectively.

The estimated annual amortization expense for intangibles for the next five years is as follows (in thousands):

2010	$14,020
2011	12,300
2012	11,868
2013	10,255
2014	7,617

Contract intangibles are amortized over their estimated life which is approximately four to seven years.

8. Property and Equipment

Property and equipment consists of the following at December 31 (in thousands):

	2008	2009
Land	$370	$370
Buildings and leasehold improvements	10,747	10,823
Furniture and equipment	25,230	23,777
Software	10,528	14,027

	46,875	48,997
Less accumulated depreciation	(19,398)	(20,147)

	$27,477	$28,850

Depreciation expense was $8.8 million in 2007, $9.9 million in 2008 and $10.4 million in 2009.

9. Receivables Under Insured Programs

Receivables under insured programs represent the portion of the Company’s reserves for professional liability losses estimated to be reimbursable under commercial insurance company policies. The entities providing professional liability coverage to the Company are creditworthy commercial insurance companies and the Company believes such receivables are probable of being collected and these companies will be able to fully satisfy their obligations under the insurance contracts.

10. Other Assets

Other assets consist of the following as of December 31 (in thousands):

	2008	2009
Deferred financing costs	$12,464	$13,136
Other	18,476	26,225

	$30,940	$39,361

11. Investments

Long term investments represent securities held by the Company’s captive insurance subsidiary. At December 31, 2008 and 2009 amortized cost basis and aggregate fair value of the Company’s available-for-sale securities by investment type were as follows (in thousands):

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2008
Money market funds	$17,780	$—	$—	$17,780
Treasury	1,977	47	—	2,024
Municipal bonds	32,893	789	(300)	33,382
Agency notes	23,909	1,354	—	25,263
Certificates of deposit	8,964	—	—	8,964

	$85,523	$2,190	$(300)	$87,413

December 31, 2009
Money market funds	$3,090	$—	$—	$3,090
Treasury	13,672	84	(380)	13,376
Municipal bonds	44,795	2,163	(37)	46,921
Agency notes	22,882	706	—	23,588

	$84,439	$2,953	$(417)	$86,975

At December 31, 2008 and 2009, the amortized cost basis and aggregate fair value of the Company’s available-for-sale securities by contractual maturities were as follows (in thousands):

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2008
Due in less than one year	$20,857	$47	$(8)	$20,896
Due after one year through five years	43,523	1,387	(51)	44,859
Due after five years through ten years	19,520	677	(241)	19,956
Due after ten years	1,623	79	—	1,702

Total	$85,523	$2,190	$(300)	$87,413

December 31, 2009
Due in less than one year	$18,199	$314	$—	$18,513
Due after one year through five years	25,285	918	(13)	26,190
Due after five years through ten years	40,955	1,721	(404)	42,272
Due after ten years	—	—	—	—

Total	$84,439	$2,953	$(417)	$86,975

A summary of the Company’s temporarily impaired investment securities available-for-sale as of December 31, 2009 follows (in thousands):

	Less than 12 months		Impaired Over 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2009
Money market funds	$—	$—	$—	$—	$—	$—
Treasury	5,954	(380)	—	—	5,954	(380)
Municipal bonds	2,260	(36)	1,017	(1)	3,277	(37)
Agency notes	—	—	—	—	—	—

Total investment	$8,214	$(416)	$1,017	$(1)	$9,231	$(417)

As of December 31, 2008, there were $2.2 million of unrealized gains and $0.3 million of unrealized losses on investments. There were $40,000 of realized gains and no realized losses on investments during 2008. As of December 31, 2009, there were $3.0 million of unrealized gains and $0.4 million of unrealized losses on investments. There were $0.5 million of realized gains and no realized losses on investments during 2009.

12. Other Accrued Liabilities

The Company’s other accrued liabilities consist of the following as of December 31 (in thousands):

	2008	2009
Professional liability loss reserves	$67,874	$61,701
Other	14,138	22,254

	$82,012	$83,955

13. Long-Term Debt

Long-term debt consists of the following as of December 31 (in thousands):

	2008	2009
Term Loan Facilities	$412,250	$408,000
11.25% Senior Subordinated Notes	203,025	203,025
Revolving line of credit	—	—

	615,275	611,025
Less current portion	(4,250)	(161,752)

	$611,025	$449,273

The Company amended its senior secured credit agreement effective December 22, 2009. As part of the amendment, lenders holding $125.0 million of commitments in the aggregate under the revolving credit facility agreed to extend the maturity date of their commitments to August 23, 2012. Outstanding term loan borrowings under the senior credit facility mature on November 23, 2012. The amendment also provides additional flexibility under certain of the covenants, including permitting the Company to make additional investments, loans and advances, to make additional repayments of the Notes and to incur additional earn-out obligations in connection with permitted acquisitions.

Effective April 5, 2007, the Company amended its senior secured credit agreement. The amendment reduced the interest rate on any term loans outstanding equal to the euro dollar rate plus 2.0% or the agent bank’s base rate plus 1.0%. Previously, the interest rate on term loan borrowings was equal to the euro dollar rate plus 2.50% or the agent bank’s base rate plus 1.50%. The Company is subject to an increase in the term loan interest rate in the amount of 0.25% in the event of a downgrade in the corporate family rating of the Company by either Moody’s or Standard and Poor’s rating agencies. Other significant terms and conditions of the credit agreement, including the maturity date of November 23, 2012, did not change under the 2007 amendment. The interest rate at December 31, 2009 was 2.3% for amounts outstanding under the term loan facility.

The interest rate for any revolving credit facility borrowings is based on a grid that is based on the consolidated ratio of total funded debt less unrestricted cash on the balance sheet to earnings before interest, taxes, depreciation and amortization, all as set forth in the credit agreement. As of December 31, 2009, the interest rate for borrowings under the revolving credit facility was equal to the euro dollar rate plus 2.0% or the agent bank’s base rate plus 1.0%. In addition, the Company pays a commitment fee for the revolving credit facility which is equal to 0.5% of the commitment at December 31, 2009.

The total availability under the revolving credit facility was $125.0 million as of December 31, 2009, excluding $7.7 million of standby letters of credit. In 2008 as a result of Lehman Brothers Commercial Paper, Inc.’s, a subsidiary of Lehman Brothers Holdings, Inc. (Lehman) bankruptcy filing, the Company’s borrowing capacity was effectively reduced by $15.0 million. As of December 7, 2009, the amount of availability was increased by $15.0 million as a result of a lender purchasing the interest previously held by Lehman. No borrowings under the revolving credit facility were outstanding as of December 31, 2009.

During 2008, the Company entered into three separate forward interest rate swap agreements. The objective of these agreements is to eliminate the variability of the cash flows in interest payments for $200.0 million of the variable-rate senior secured term loan facility for a three year period. The agreements are contracts to exchange, on a quarterly basis, floating interest rate payments based on the Eurocurrency rate, for fixed interest payments over the life of the agreements. The Company has determined that the interest rate swaps are highly effective and qualify for hedge accounting; therefore for the year ended December 31, 2009, the Company recorded the increase in the fair value of the interest rate swaps, net of tax, of approximately $0.5 million as a component of other comprehensive earnings. The decrease in fair value of the interest rate swaps, net of tax, of approximately $3.4 million was recorded as a component of other comprehensive earnings during 2008. As of December 31, 2008 and 2009, we had a $5.5 million and $4.7 million liability recorded related to the swaps, respectively.

These agreements expose the Company to credit losses in the event of non-performance by the counterparty to the financial instruments. The counterparty is a creditworthy financial institution and the Company believes the counterparty will be able to fully satisfy its obligations under the contracts.

The Company issued on November 23, 2005, 11.25% Senior Subordinated Notes (“Notes”) in the amount of $215.0 million due December 1, 2013. The Notes are subordinated in right of payment to all senior debt of the Company and are senior in right of payment to all existing and future subordinated indebtedness of the Company. Interest on the Notes accrues at the rate of 11.25% per annum, payable semi-annually in arrears on June 1 and December 1 of each year. Subsequent to December 31, 2009, the Company redeemed a total of $157.5 million of the Notes utilizing the net proceeds from its initial public offering and the exercise of the underwriters’ over-allotment option. The Notes were redeemed at a redemption price of 107.0% of the principal amount thereof, plus accrued and unpaid interest. During 2008, the Company retired $12.0 million of the Notes in an open market purchase for $10.0 million plus accrued interest resulting in a net gain of $1.6 million. Included in the calculation of the gain on the extinguishment of debt was the write off of deferred financing costs of approximately $0.3 million. The Company may redeem some or all of the remaining Notes at any time at various redemption prices.

The Notes are guaranteed jointly and severally on a full and unconditional basis by the Company and all of its domestic wholly-owned operating subsidiaries (“Subsidiary Guarantors”) as required by the Indenture Agreement.

Both the Notes and the senior secured credit facilities contain both affirmative and negative covenants, including limitations on the Company’s ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire its capital stock, acquire the capital stock or assets of another business, pay dividends, and require the Company to comply with certain coverage and leverage ratios.

Aggregate annual maturities of long-term debt, before giving effect to the 2010 redemption of the Notes, as of December 31, 2009 are as follows (in thousands):

2010	$161,752
2011	4,250
2012	399,500
2013	45,523
Thereafter	—

14. Other Noncurrent Liabilities

Other noncurrent liabilities consist of the following as of December 31 (in thousands):

	2008	2009
Professional liability loss reserves	$133,428	$125,859
Other	21,502	32,844

	$154,930	$158,703

The Company’s professional liability loss reserves consist of the following as of December 31 (in thousands):

	2008	2009
Estimated losses under self-insured programs	$153,567	$145,237
Estimated losses under commercial insurance programs	47,735	42,323

	201,302	187,560
Less—estimated amount payable within one year	67,874	61,701

	$133,428	$125,859

The changes to the Company’s estimated losses under self-insured programs for 2008 and 2009 are as follows (in thousands):

	2008	2009
Balance, December 31	$162,904	$153,567
Reserves related to current period	39,826	27,798
Changes related to prior period reserves	(34,927)	(18,824)
Payments for current period reserves	(43)	(185)
Payment for prior period reserves	(14,193)	(17,119)

Balance, December 31	$153,567	$145,237

The Company provides for its estimated professional liability losses through a combination of self-insurance and commercial insurance programs. During the period March 12, 1999 through March 11, 2003, the primary source of the Company’s coverage for such risks was a professional liability insurance policy provided through one insurance carrier. The commercial insurance carrier policy included an insured loss limit of $130.0 million. In April 2006, the Company amended the policy with the commercial insurance carrier to provide for an increase in the aggregate limit of coverage based upon certain premium funding levels. As of December 31, 2009, the insured loss limit under the policy was $156.3 million. Losses in excess of the limit of coverage remain as a self-insured obligation of the Company. Beginning March 12, 2003, professional liability loss risks are principally being provided for through self-insurance with a portion of such risks (“claims-made” basis) transferred to commercial insurance carriers and the remainder transferred to and funded into a captive insurance subsidiary. The accounts of the captive insurance subsidiary are fully consolidated with those of the other operations of the Company in the accompanying financial statements.

The self-insurance components of our risk management program include reserves for future claims incurred but not reported (“IBNR”). As of December 31, 2009, of the $145.2 million of estimated losses under self-insured programs, approximately $82.1 million represents an estimate of IBNR claims and expenses and additional loss development, with the remaining $63.1 million representing specific case reserves. Of the existing case reserves as of December 31, 2009, $1.6 million represent case reserves that have settled but not yet funded, and $61.5 million reflect unsettled case reserves.

As of December 31, 2008, of the $153.6 million of estimated losses under self-insured programs, approximately $85.6 million represents an estimate of IBNR claims and expenses and additional loss development, with the remaining $68.0 million representing specific case reserves. Of the existing case reserves as of December 31, 2008, $0.9 million represent case reserves that have settled but not yet funded, and $67.1 million reflect unsettled case reserves.

The Company’s provisions for losses under its self-insurance components are estimated using the results of periodic actuarial studies. Such actuarial studies include numerous underlying estimates and assumptions, including assumptions as to future claim losses, the severity and frequency of such projected losses, loss development factors and others. The Company’s provisions for losses under its self-insured components are subject to subsequent adjustment should future actuarial projected results for such periods indicate projected losses greater or less than previously estimated. The Company’s estimated loss reserves under such programs are discounted at 2.2% and 3.9% at December 31, 2008 and 2009, respectively, which was the current ten year U.S. Treasury rate at those dates, which reflects the risk free interest rate over the expected period of claims payments.

The amounts at December 31, 2008 and 2009 reflected above as estimated losses under commercial insurance programs are expected to be paid by the underlying commercial insurance carriers to which applicable insurance premiums have previously been paid. Such amounts are, accordingly, offset by identical insurance receivable amounts in the accompanying balance sheets of the Company.

Included in the consolidated statements of operations for the year ended December 31, 2008 and 2009 are reductions of professional liability reserves related to prior years of $34.9 million and $18.8 million, respectively, resulting from the Company’s receipt of revised actuarial loss estimates for these periods during the first and third quarters of each year.

15. Shareholders’ and Members’ Equity

Prior to the corporate conversion described in Note 1, the Company’s total equity comprised of three classes of membership units: Class A Common Units, Class B Common Units, and Class C Common Units. In connection with the corporate conversion, the existing Class A Common, Class B Common and Class C Common Units were converted into an aggregate 49,101,000 shares of common stock. Following the reorganization, the Company completed its initial public offering of 13,300,000 shares of common stock. Including the subsequent exercise in January 2010 of the underwriter’s over-allotment option to purchase 1,995,000 shares, a total of 15,295,000 shares were sold. Total number of outstanding shares was 62,401,000 as of December 31, 2009, and the total number of outstanding common shares after exercise of the over-allotment option was 64,396,000.

Authorized capitalization of Team Health Holdings, Inc.

Authorized capital stock consists of 100,000,000 shares of common stock, par value $0.01 per share and 10,000,000 shares of preferred stock, par value $0.01 per share. There were no shares of preferred stock outstanding as of December 31, 2009.

Common stock

Voting rights. Holders of common stock are entitled to one vote per share on all matters to be voted upon by the shareholders. The holders of common stock do not have cumulative voting rights in the election of directors.

Dividend rights. Holders of common stock are entitled to receive dividends ratably if, as and when dividends are declared from time to time by our Board out of funds legally available for that purpose, after payment of dividends required to be paid on outstanding preferred stock, as described below, if any. The amounts available to pay cash dividends are restricted by the Company’s debt agreements. The credit facilities and the indenture impose restrictions on the Company’s ability to declare dividends with respect to its common stock. Any decision to declare and pay dividends in the future will be made at the discretion of the Board and will depend on, among other things, the Company’s results of operations, cash requirements, financial condition, contractual restrictions and other factors that the Board may deem relevant.

Liquidation rights. Upon liquidation, dissolution or winding up, the holders of common stock are entitled to receive ratably the assets available for distribution to the shareholders after payment of liabilities and liquidation preferences on any outstanding preferred stock.

Other matters. The common stock has no preemptive or conversion rights and is not subject to further calls or assessment by the Company. There are no redemption or sinking fund provisions applicable to the common stock.

Preferred stock

The Company’s certificate of incorporation authorizes its Board to establish one or more series of preferred stock and to determine, with respect to any series of preferred stock, the terms and rights of that series, including:

•	the designation of the series;

•

the number of shares of the series, which the board may, except where otherwise provided in the preferred stock designation, increase (but not above the total number of authorized shares of the class) or decrease (but not below the number of shares then outstanding);

•	whether dividends, if any, will be cumulative or non-cumulative and the dividend rate of the series;

•	the dates at which dividends, if any, will be payable;

•	the redemption rights and price or prices, if any, for shares of the series;

•	the terms and amounts of any sinking fund provided for the purchase or redemption of shares of the series;

•	the amounts payable on shares of the series in the event of any voluntary or involuntary liquidation, dissolution or winding-up of the affairs of our company;

•

whether the shares of the series will be convertible into shares of any other class or series, or any other security, of the Company or any other corporation, and, if so, the specification of the other class or series or other security, the conversion price or prices or rate or rates, any rate adjustments, the date or dates as of which the shares will be convertible and all other terms and conditions upon which the conversion may be made;

•	restrictions on the issuance of shares of the same series or of any other class or series; and

•	the voting rights, if any, of the holders of the series.

Class A membership units of Team Health Holdings, LLC

The Company purchased $1.0 million of Class A Common Units from members of management in 2007 and $1.5 million in 2008 and 2009. Also, during 2007 the Company received proceeds of $0.1 million related to the issuance of Class A Common Units.

Equity incentive membership units of Team Health Holdings, LLC

In January 2006, the Company adopted the 2005 Unit Plan. The plan provided for grants, sales or other issuances of Class A Common Units, Class B Common Units and Class C Common Units. The Company’s representatives, officers and other employees and persons who engaged in services for the Company and its affiliates were eligible for awards under the plan. The purpose of the plan was to provide these individuals with incentives to maximize shareholder value and otherwise contribute to the Company’s success and to enable it to attract, retain and reward the best available persons for positions of responsibility.

A total of 600,000 Class A Common Units had been authorized for issuance under the plan, subject to adjustment in the event of a reorganization, stock split, merger or similar change in our corporate structure or the outstanding Units. In addition, 400,000 Class B Common Units and 600,000 Class C Common Units had also been authorized for issuance under the plan. The Company’s compensation committee administered the plan. The Company’ board also had the authority to administer the plan and to take all actions that the compensation committee is otherwise authorized to take under the plan. The terms and conditions of each award made under the plan, including vesting requirements, was set forth consistent with the plan in a written agreement with the grantee.

Common units. Under the plan, the compensation committee could award or sell Class A Common Units, Class B Common Units, and Class C Common Units subject to such conditions (including vesting, performance conditions or otherwise), if any, as determined in the discretion of the compensation committee.

Amendment and termination of the plan. The board of representatives of The Company could amend or terminate the plan in its discretion, except that no amendment could become effective without prior approval of the shareholders if such approval was necessary to satisfy any applicable tax or regulatory requirement. Effective with the December 2009 Corporate Conversion the 2005 Unit Plan was terminated.

Compensation of directors

No officers of the Company or any of its subsidiaries receive any compensation for serving as a director or as a member or chair of a committee of the board of directors.

16. Share-based Compensation

2009 Stock Incentive Plan

In connection with the corporate conversion, the Company adopted the Team Health Holdings, Inc. 2009 Stock Incentive Plan (2009 Stock Plan). Under the 2009 Stock Plan, previous holders of Class B and C Common Unit’s were granted options in connection with the conversion of Team Health Holdings LLC interests into shares of the Company’s common stock.

Purpose. The purpose of the 2009 Stock Plan is to aid in recruiting and retaining key employees, directors, consultants, and other service providers of outstanding ability and to motivate those employees, directors, consultants, and other service providers to exert their best efforts on the behalf the Company and its affiliates by providing incentives through the granting of options, stock appreciation rights and other stock-based awards.

Shares Subject to the Plan. The 2009 Stock Plan provides that the total number of shares of common stock that may be issued under the 2009 Stock Plan is 15,100,000, and the maximum number of shares for which incentive stock options may be granted is 10,000,000. Shares of the Company’s common stock covered by awards that terminate or lapse without the payment of consideration may be granted again under the 2009 Stock Plan.

The following table summarizes the status of options under the 2009 Stock Plan as of December 31, 2009:

	Shares (in thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Life in Years
Outstanding at beginning of year	—	—	—
Granted	5,640	$13.89	—
Exercised	—	—	—
Expired or forfeited	—	—	—

Outstanding at end of year	5,640	$13.89	$4,048	10

Exercisable at end of year	4,286	$13.89	$3,341	10

Intrinsic value is the amount by which the stock price as of December 31, 2009 exceeds the exercise price of the options. The Company recorded $4.6 million of shared-based compensation expense in December 2009 related to options granted in connection with the conversion. As of December 31, 2009, the Company had $1.6 million of unrecognized compensation expense related to unvested options which will be recognized over the remaining requisite service period. Fair value of the options granted was based on the grant date fair value as calculated by the Black-Sholes option pricing formula with the following assumptions: risk-free interest rate of 2.7%, implied volatility of 46.4% and an expected life of the options of six years. Forfeitures of employee equity based awards have been historically immaterial to the Company.

2005 Unit Plan

Prior to the corporate conversion in January 2006, the Company adopted the 2005 Unit Plan. A total of 600,000 Class A Common Units, 400,000 Class B Common Units, and 600,000 Class C Common Units were authorized for issuance to executives and other key employees under the 2005 Unit Plan. No Class A Common Units were issued under the 2005 Unit Plan. Restricted Class B and Class C Common Unit activity under the 2005 Unit Plan during 2007, 2008 and 2009 was as follows (units in thousands):

	Class B Units	Class C Units
Outstanding at December 31, 2006	313	437
Granted	4	6
Cancelled	(11)	(15)

Outstanding at December 31, 2007	306	428
Granted	55	77
Cancelled	(31)	(43)

Outstanding at December 31, 2008	330	462
Granted	8	11
Cancelled	(8)	(12)
Converted in connection with corporate conversion	(330)	(461)

Outstanding at December 31, 2009	—	—

Vested units at December 31, 2007	130	181
Vested units at December 31, 2008	193	270
Vested units at December 31, 2009	—	—

The outstanding units vested ratably over five years from the date of grant and the Company recognized the related compensation expense over the five year period. Compensation expense for the employee equity based awards granted under the 2005 Unit Plan was based on the grant date fair value as calculated by the Black-Scholes option pricing formula with the following assumptions: risk-free interest rate of 4.7%, 3.1% and 1.0% in 2007, 2008 and 2009, respectively; implied volatility of 45.0%, 40% and 50% in 2007, 2008 and 2009, respectively; and an expected life of the units of three years in 2007, 2008 and 2009. The average grant date fair value for Class B Units granted in 2007, 2008 and 2009 was $12.27, $14.37 and $19.45, respectively. The average grant date fair value for Class C Units granted in 2007, 2008 and 2009 was $4.44, $5.46 and $9.25, respectively. The Company recognized $0.6 million of employee equity based compensation expense in 2007, 2008 and 2009 related to the 2005 Unit Plan. Also, in connection with the issuance of the restricted units, the Company recognized a tax benefit of approximately $30,000 in 2007, $0.5 million in 2008 and $77,000 in 2009.

17. Net Revenues

Net revenues in the following periods consisted of the following (in thousands):

	Year Ended December
	2007	2008	2009
Fee for service revenue	$1,679,104	$1,827,607	$2,019,846
Contract revenue	403,086	441,050	437,637
Other revenue	23,962	23,155	25,792

	$2,106,152	$2,291,812	$2,483,275

18. Income Taxes

The provision for income taxes from continuing operations consists of the following (in thousands):

	Year Ended December 31,
	2007	2008	2009
Current:
Federal	$4,630	$10,411	$15,577
State	2,644	3,150	3,110

	7,274	13,561	18,687

Deferred:
Federal	20,205	16,514	5,603
State	224	969	663

	20,429	17,483	6,266

	$27,703	$31,044	$24,953

The reconciliation of the provision for income taxes computed at the federal statutory tax rate to the provision for income taxes is as follows:

	Year Ended December 31,
	2007	2008	2009
Tax at statutory rate	35.0%	35.0%	35.0%
State income tax (net of federal tax benefit)	2.7	4.1	3.0
Change in valuation allowance	2.4	0.7	0.5
Adjustments to state net operating losses	(1.1)	0.6	0.7
Resolution of tax issue	(0.5)	—	—
Permanent items and other	0.2	0.3	(0.3)
Nondeductible transaction related costs	—	0.3	(0.9)

	38.7%	41.0%	38.0%

The effective income tax rates for 2007, 2008 and 2009 vary from the federal statutory tax rate due to state income taxes and the changes to state net operating losses and valuation allowances, in addition to the non-deductibility for tax purposes of transaction related costs in 2008 and reversal of such costs in 2009.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the Company’s deferred tax assets and liabilities are as follows at December 31 (in thousands):

	2008	2009
Current deferred income tax assets:
Accounts receivable	$3,834	$—
Accrued compensation and other	3,034	3,528
Professional liability reserves	3,552	3,296

Total current deferred income tax assets	10,420	6,824

Valuation allowance	—	(2,284)

Net current deferred income tax assets	10,420	4,540

Current deferred income tax liabilities:
Accounts receivable	—	(4,380)
Affiliate deferred revenue	(43,651)	(34,924)

Total current deferred income tax liabilities	(43,651)	(39,304)

Net current deferred income tax liabilities	$(33,231)	$(34,764)

Long term deferred income tax assets:
Accrued compensation and other	$2,340	$3,657
Amortization and depreciation	10,502	5,917
Professional liability reserves	30,303	28,408
Net operating losses	9,414	9,552

Total long term deferred income tax assets	52,559	47,534

Valuation allowance	(4,644)	(2,654)

Net long-term deferred income tax assets	$47,915	$44,880

Total deferred income tax assets	$62,979	$54,358
Total deferred income tax liabilities	(43,651)	(39,304)
Valuation allowance	(4,644)	(4,938)

Net deferred income tax assets	$14,684	$10,116

The Company recognizes valuation allowances on deferred tax assets reported, if based on the weight of evidence, it believes that it is more likely than not that some or not all of the deferred tax assets will be realized. As of December 31, 2008 and 2009, the Company had a valuation allowance of $4.6 million and $4.9 million, respectively. The net increase in the valuation allowance was due to an increase in state net operating losses incurred by subsidiaries that continue to report tax losses.

The Company, as of December 31, 2009, had net operating loss carryforwards in various states that expire at various times depending on the year generated and jurisdiction, the earliest expiration year being 2014.

The Company files a consolidated income tax return in the U.S. federal jurisdiction and in various states for its subsidiaries and remains subject to examination of its U.S. federal income tax returns for 2006 through 2009. In addition, the Company generally remains subject to examination of its various state returns for a period of three or four years from the date the returns were filed. A number of years may pass before an uncertain tax position, for which we have unrecognized benefits, is audited and resolved. It is difficult to predict the outcome for resolution; however, management believes that the unrecognized tax benefits recorded reflect the most likely outcome.

The Company adopted the provisions of FASB Interpretations (FIN) No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48), which was codified into ASC Topic 740 “Income Taxes”, effective January 1, 2007. Because of the implementation of this update, the Company recognized a $1.4 million charge to members’ equity and an increase in the liability for unrecognized tax benefits of approximately $0.4 million in fiscal year 2007.

A reconciliation of the beginning and ending amount of unrecognized tax benefit (excluding interest and penalties) is as follows (in thousands):

	2007	2008	2009
Balance at January 1	$1,631	$2,612	$2,213
Additions based on tax positions related to the current year	1,088	397	319
Settlements during current year	—	—	(70)
Reductions for tax positions of prior years	—	(630)	(242)
Lapse of statutes of limitations	(107)	(166)	(294)

Balance at December 31	$2,612	$2,213	$1,926

The total unrecognized tax benefits that, if recognized, would affect the effective rate, is $1.8 million as it relates to uncertainties that are permanent deductions.

The Company recognizes accrued interest and penalties, if applicable, associated with uncertain tax positions in the respective accounts in operating expenses. During the year ended December 31, 2009, the Company reported $0.1 million in interest expense related to the uncertain tax positions and no penalties.

19. Employee Savings Plans

The Company sponsors various employee savings plans that are primarily defined contribution plans. The Company recognized expense of approximately $2.9 million in 2007, $3.3 million in 2008 and $3.6 million in 2009 related to these plans.

The Company maintains a retirement savings plan for its employees. The plan is a defined contribution plan in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The plan provides for a discretionary match by the Company up to a maximum of 50% of the first 6% of compensation contributed by employees. The Company’s provisions in the periods comprising 2007, 2008 and 2009 reflect the maximum discretionary provisions provided for under the plan.

The Company also maintains non-qualified deferred compensation plans for certain of its employees. Total deferred compensation payable as of December 31, 2008 and 2009 was approximately $10.8 million and $14.0 million, respectively.

20. Commitments and Contingencies

Leases

The Company leases office space for terms of primarily one to ten years with options to renew for additional periods. Future minimum payments due on these non cancellable operating leases at December 31, 2009 are as follows (in thousands):

2010	$8,575
2011	7,800
2012	6,556
2013	5,092
2014	3,685
Thereafter	14,455

Operating lease costs were approximately $10.6 million, $10.2 million and $10.1 million for the years ended December 31, 2007, 2008 and 2009, respectively.

Litigation

We are currently a party to various legal proceedings. While we currently believe that the ultimate outcome of such proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position or overall trends in results of operations, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on our net earnings in the period in which a ruling occurs. The estimate of the potential impact from such legal proceedings on our financial position or overall results of operations could change in the future.

Healthcare Regulatory Matters

Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. Compliance with such laws and regulations can be subject to future governmental review and interpretation as well as significant regulatory action. From time to time, governmental regulatory agencies will conduct inquiries and audits of the Company’s practices. It is the Company’s current practice and future intent to cooperate fully with such inquiries.

In addition to laws and regulations governing the Medicare and Medicaid programs, there are a number of federal and state laws and regulations governing such matters as the corporate practice of medicine and fee splitting arrangements, anti-kickback statutes, physician self-referral laws, false or fraudulent claims filing and patient privacy requirements. The failure to comply with any of such laws or regulations could have an adverse impact on our operations and financial results. It is management’s belief that the Company is in substantial compliance in all material respects with such laws and regulations.

Contingent Acquisition Payments

As of December 31, 2009, the Company may have to pay up to $20.2 million in future contingent payments as additional consideration for acquisitions made prior to December 31, 2009. Should the acquired operations achieve the financial targets contracted in the respective agreements related to their acquisition, any future payments made will first be applied to reduce the $18.1 million existing contingent payment liabilities recorded as “estimated amount due seller”, and the remaining $2.1 million will be recorded as goodwill.

21. Related Party Transactions

The Company leases office space from several partnerships that are partially or entirely owned by certain employees of the Company. The leases were assumed by the Company as part of the merger or purchase transactions. Total related party lease costs were approximately $1.0 million in 2007, $1.2 million in 2008 and $1.1 million in 2009.

Effective with the merger on November 23, 2005, the Company was obligated under the terms of a 10-year agreement with Blackstone to pay an annual monitoring fee up to the amount of $4.5 million. Management services paid under this arrangement were $3.5 million in 2007 and 2008 and $3.4 million in 2009. In connection with the December 2009 initial public offering, Blackstone received a lump sum payment of approximately $32.7 million in the aggregate to terminate the monitoring agreement, of which members of management who previously held Class A common units in Team Health Holdings LLC prior to the corporate conversion received approximately $3.2 million in the aggregate from Blackstone.

22. Quarterly Financial Information (unaudited)

Selected unaudited quarterly financial information for the years ended December 31, 2008 and 2009 is as follows (in thousands, except per share amounts):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2008
Net revenue	$559,021	$579,005	$582,749	$571,040
Net revenue less provision for uncollectibles	330,019	335,486	334,302	331,509
Net earnings (loss)	17,488	9,644	22,930	(5,396)
Pro forma basic net earnings (loss) per share	0.36	0.20	0.47	(0.11)
Pro forma diluted net earnings (loss) per share	0.36	0.20	0.47	(0.11)
2009
Net revenue	$594,792	$635,729	$637,480	$615,273
Net revenue less provision for uncollectibles	349,586	362,089	362,981	348,784
Net earnings (loss)	25,897	15,833	13,500	(14,426)
Pro forma basic net earnings (loss) per share	0.52	0.31	0.28	(0.28)
Pro forma diluted net earnings (loss) per share	0.52	0.31	0.28	(0.28)

23. Segment Reporting

The Company provides services through four operating segments which are aggregated into two reportable segments, Healthcare Services and Billing Services. The Healthcare Services segment, which is an aggregation of healthcare staffing, clinics and occupational health, provides comprehensive healthcare service programs to users and providers of healthcare services on a fee for service as well as a cost plus basis or contract. The Billing Services segment provides a range of external billing, collection and consulting services on a contract fee basis to outside third-party customers.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Segment amounts disclosed are prior to any elimination entries made in consolidation, except in the case of net revenue, where intercompany charges have been eliminated. Certain expenses are not allocated to the segments. These unallocated expenses are corporate expenses, net interest expense, depreciation and amortization, transaction costs and income taxes. The Company evaluates segment performance based on profit and loss before the aforementioned expenses.

The following table presents financial information for each reportable segment. Depreciation, amortization, impairment of intangibles, management fee and other expenses separately identified in the consolidated statements of operations are included as a reduction to the respective segments’ operating earnings for each year below (in thousands):

	Year ended December 31,
	2007	2008	2009
Net Revenues less Provision for Uncollectibles:
Healthcare Services	$1,220,173	$1,319,025	$1,409,410
Billing Services	11,892	12,292	14,031

	$1,232,065	$1,331,317	$1,423,441

Operating Earnings:
Healthcare Services	$173,851	$169,155	$190,176
Billing Services	1,916	2,415	3,355
General Corporate	(48,984)	(50,011)	(91,194)

	$126,783	$121,559	$102,337

Reconciliation of Operating Earnings to Net Earnings:
Operating earnings	$126,783	$121,559	$102,337
Interest expense, net	55,234	45,849	36,679
Provision for income taxes	27,703	31,044	24,953
Loss from discontinued operations, net of taxes	576	—	—

Net earnings	$43,270	$44,666	$40,705

Capital Expenditures:
Healthcare Services	$3,798	$2,328	$1,762
Billing Services	2,786	2,696	1,976
General Corporate	6,096	7,117	7,875

	$12,680	$12,141	$11,613

Total Assets:
Healthcare Services	$530,094	$572,214	$606,992
Billing Services	8,663	11,755	18,021
General Corporate	160,416	142,812	315,933

	$699,173	$726,781	$940,946

24. Financial Information for Subsidiary Guarantors and Non-guarantor Subsidiary

The Company conducts substantially all of its business through its subsidiaries. The current registrant, Team Health Holdings, Inc., is a holding company that conducts no operations and whose financial position is its investments in its subsidiaries. As of December 31, 2009, the Company and its wholly-owned domestic subsidiaries jointly and severally guarantee the 11.25% Notes on an unsecured senior subordinated basis. Prior to the corporate conversion, Team Finance, LLC, a subsidiary of the Company, was the registrant. Team Finance, LLC conducts no operations and its financial position is comprised of its investments in its subsidiaries, deferred financing costs and the Company’s debt. The condensed consolidating financial information for the current and former registrants, the subsidiary guarantors, the non-guarantor subsidiary, certain reclassifications and eliminations and the consolidated Company as of December 31, 2008 and 2009 and for the years ended December 31, 2007, 2008 and 2009, follows:

Consolidated Statement of Operations

	Year ended December 31, 2007
	Parent, Issuer, and Guarantor Subsidiaries	Non-Guarantor Subsidiary	Reclassifications and Eliminations	Total Consolidated
	(in thousands)
Net revenues	$2,106,152	$39,559	$(39,559)	$2,106,152
Provision for uncollectibles	874,087	—	—	874,087

Net revenue less provision for uncollectibles	1,232,065	39,559	(39,559)	1,232,065
Cost of services rendered (exclusive of depreciation and amortization shown separately below)
Professional expenses	993,110	18,378	(39,559)	971,929
General and administrative expenses	114,230	246	—	114,476
Management fee and other expenses	4,054	—	—	4,054
Depreciation and amortization	14,823	—	—	14,823
Net interest expense (income)	58,101	(2,867)	—	55,234

Earnings from continuing operations before income taxes	47,747	23,802	—	71,549
Provision for income taxes	19,372	8,331	—	27,703

Earnings from continuing operations	28,375	15,471	—	43,846

Loss from discontinued operations, net of taxes	(576)	—	—	(576)

Net earnings	$27,799	$15,471	$—	$43,270

Consolidated Statement of Cash Flows

	Year ended December 31, 2007
	Parent, Issuer, and Guarantor Subsidiaries	Non-Guarantor Subsidiary	Reclassifications and Eliminations	Total Consolidated
	(in thousands)
Operating activities
Net earnings	$27,799	$15,471	$—	$43,270
Adjustments to reconcile net earnings:
Depreciation and amortization	14,872	—	—	14,872
Amortization of deferred financing costs	2,138	—	—	2,138
Employee equity based compensation expense	560	—	—	560
Impairment of intangibles	—	—	—	—
Provision for uncollectibles	874,087	—	—	874,087
Deferred income taxes	21,439	1,349	—	22,788
Loss on disposal of equipment	553	—	—	553
Equity in joint venture loss	51	—	—	51
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(889,659)	—	—	(889,659)
Prepaids and other assets	(8,146)	385	—	(7,761)
Income tax receivables	1,528	274	—	1,802
Accounts payable	(1,597)	40	—	(1,557)
Accrued compensation and physician payable	16,712	—	—	16,712
Other accrued liabilities	299	(493)	—	(194)
Professional liability reserves	(20,738)	13,130	—	(7,608)

Net cash provided by operating activities	39,898	30,156	—	70,054

Investing activities
Purchases of property and equipment	(12,680)	—	—	(12,680)
Cash paid for acquisition, net	(3,545)	—	—	(3,545)
Purchases of investments by insurance subsidiary	—	(181,233)	—	(181,233)
Proceeds from investments at insurance subsidiary	—	166,077	—	166,077
Other investing activities	125	—	—	125

Net cash used in investing activities	(16,100)	(15,156)	—	(31,256)

Financing activities
Payments on notes payable	(4,250)	—	—	(4,250)
Proceeds from revolving credit facility	83,000	—	—	83,000
Payment on revolving credit facility	(89,800)	—	—	(89,800)
Payment of deferred financing costs	(500)	—	—	(500)
Proceeds from sale of common units	50	—	—	50
Redemption of common units	(1,007)	—	—	(1,007)
Net transfers from parent and parent’s subsidiaries	15,000	(15,000)	—	—

Net cash provided by (used in) financing activities	2,493	(15,000)	—	(12,507)

Net increase in cash and cash equivalents	26,291	—	—	26,291
Cash and cash equivalents, beginning of year	3,999	—	—	3,999

Cash and cash equivalents, end of year	$30,290	$—	$—	$30,290

Consolidated Balance Sheet

	As of December 31, 2008
	Parent, Issuer, and Guarantor Subsidiaries	Non-Guarantor Subsidiary	Reclassifications and Eliminations	Total Consolidated
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$46,398	$—	$—	$46,398
Accounts receivable, net	237,790	—	—	237,790
Prepaid expenses and other current assets	13,320	15,613	(13,466)	15,467
Receivables under insured programs	27,145	—	—	27,145
Income tax receivables	3,058	388	—	3,446

Total current assets	327,711	16,001	(13,466)	330,246
Investments of insurance subsidiary	—	87,413	—	87,413
Property and equipment, net	27,477	—	—	27,477
Other intangibles, net	32,438	—	—	32,438
Goodwill	149,763	—	—	149,763
Deferred income taxes	45,025	2,890	—	47,915
Receivables under insured programs	20,589	—	—	20,589
Investment in subsidiary	13,917	—	(13,917)	—
Other	30,623	317	—	30,940

	$647,543	$106,621	$(27,383)	$726,781

Liabilities and members’ equity (deficit)
Current liabilities:
Accounts payable	$13,415	$36	$—	$13,451
Accrued compensation and physician payable	111,556	—	—	111,556
Other accrued liabilities	41,219	54,259	(13,466)	82,012
Current maturities of long-term debt	4,250	—	—	4,250
Deferred income taxes	33,231	—	—	33,231

Total current liabilities	203,671	54,295	(13,466)	244,500
Long-term debt, less current maturities	611,025	—	—	611,025
Other non-current liabilities	116,521	38,409	—	154,930
Class A equity units	339,070	—	—	339,070
Class B equity units	1,028	—	—	1,028
Class C equity units	616	—	—	616
Common shares	—	120	(120)	—
Additional paid in capital	—	4,610	(4,610)	—
Retained earnings	—	7,958	(7,958)	—
Accumulated other comprehensive earnings	(3,383)	1,229	—	(2,154)
Accumulated deficit	(621,005)	—	(1,229)	(622,234)

	$647,543	$106,621	$(27,383)	$726,781

Consolidated Statement of Operations

	Year ended December 31, 2008
	Parent, Issuer, and Guarantor Subsidiaries	Non-Guarantor Subsidiary	Reclassifications and Eliminations	Total Consolidated
	(in thousands)
Net revenues	$2,291,812	$35,114	$(35,114)	$2,291,812
Provision for uncollectibles	960,495	—	—	960,495

Net revenue less provision for uncollectibles	1,331,317	35,114	(35,114)	1,331,317
Cost of services rendered (exclusive of depreciation and amortization shown separately below)
Professional expenses	1,072,977	24,190	(35,114)	1,062,053
General and administrative expenses	116,743	199	—	116,942
Management fee and other expenses	3,642	(40)	—	3,602
Impairment of intangibles	9,134	—	—	9,134
Depreciation and amortization	17,281	—	—	17,281
Net interest expense (income)	49,190	(3,341)	—	45,849
Gain on extinguishment of debt	(1,640)	—	—	(1,640)
Transaction costs	2,386	—	—	2,386

Earnings before income taxes	61,604	14,106	—	75,710
Provision for income taxes	26,107	4,937	—	31,044

Net earnings	$35,497	$9,169	$—	$44,666

Consolidated Statement of Cash Flows

	Year ended December 31, 2008
	Parent, Issuer, and Guarantor Subsidiaries	Non-Guarantor Subsidiary	Reclassifications and Eliminations	Total Consolidated
	(in thousands)
Operating activities
Net earnings	$35,497	$9,169	$—	$44,666
Adjustments to reconcile net earnings:
Depreciation and amortization	17,281	—	—	17,281
Amortization of deferred financing costs	2,082	—	—	2,082
Employee equity based compensation expense	625	—	—	625
Provision for uncollectibles	960,495	—	—	960,495
Impairment of intangibles	9,134	—	—	9,134
Deferred income taxes	19,179	340	—	19,519
Gain on extinguishment of debt	(1,640)	—	—	(1,640)
Loss on disposal of equipment	78	—	—	78
Equity in joint venture loss	64	—	—	64
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(975,682)	—	—	(975,682)
Prepaids and other assets	(9,703)	1,453	—	(8,250)
Income tax receivables	(3,997)	(712)	—	(4,709)
Accounts payable	1,292	(38)	—	1,254
Accrued compensation and physician payable	9,389	—	—	9,389
Other accrued liabilities	(232)	(2,767)	—	(2,999)
Professional liability reserves	(22,022)	12,686	—	(9,336)

Net cash provided by operating activities	41,840	20,131	—	61,971

Investing activities
Purchases of property and equipment	(12,141)	—	—	(12,141)
Cash paid for acquisition, net	(7,513)	—	—	(7,513)
Purchases of investments by insurance subsidiary	—	(180,578)	—	(180,578)
Proceeds from investments at insurance subsidiary	—	170,447	—	170,447
Other investing activities	13	—	—	13

Net cash used in investing activities	(19,641)	(10,131)	—	(29,772)

Financing activities
Payments on notes payable	(4,250)	—	—	(4,250)
Payments on 11.25% senior subordinated notes	(9,999)	—	—	(9,999)
Redemption of common units	(1,842)	—	—	(1,842)
Net transfers from parent and parent’s subsidiaries	10,000	(10,000)	—	—

Net cash used in financing activities	(6,091)	(10,000)	—	(16,091)

Net increase in cash and cash equivalents	16,108	—	—	16,108
Cash and cash equivalents, beginning of year	30,290	—	—	30,290

Cash and cash equivalents, end of year	$46,398	$—	$—	$46,398

Consolidated Balance Sheet

	As of December 31, 2009
	Parent, Issuer, and Guarantor Subsidiaries	Non-Guarantor Subsidiary	Reclassifications and Eliminations	Total Consolidated
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$170,331	$—	$—	$170,331
Accounts receivable, net	237,703	—	—	237,703
Prepaid expenses and other current assets	15,129	15,296	(13,385)	17,040
Receivables under insured programs	17,615	—	—	17,615

Total current assets	440,778	15,296	(13,385)	442,689
Investments of insurance subsidiary	—	86,975	—	86,975
Property and equipment, net	28,850	—	—	28,850
Other intangibles, net	59,505	—	—	59,505
Goodwill	213,978	—	—	213,978
Deferred income taxes	41,617	401	2,862	44,880
Receivables under insured programs	24,708	—	—	24,708
Investment in subsidiary	15,007	—	(15,007)	—
Other	38,332	1,029	—	39,361

	$862,775	$103,701	$(25,530)	$940,946

Liabilities and members’ equity (deficit)
Current liabilities:
Accounts payable	$17,420	$52	$—	$17,472
Accrued compensation and physician payable	124,380	—	—	124,380
Other accrued liabilities	37,111	57,367	(10,523)	83,955
Income tax payable	2,409	570	—	2,979
Current maturities of long-term debt	161,752	—	—	161,752
Deferred income taxes	34,764	—	—	34,764

Total current liabilities	377,836	57,989	(10,523)	425,302
Long-term debt, less current maturities	449,273	—	—	449,273
Other non-current liabilities	127,998	30,705	—	158,703
Common stock	624	120	(120)	624
Additional paid in capital	490,989	4,610	(4,610)	490,989
Accumulated deficit	(581,059)	8,628	(10,277)	(582,708)
Accumulated other comprehensive earnings (loss)	(2,886)	1,649	—	(1,237)

	$862,775	$103,701	$(25,530)	$940,946

Consolidated Statement of Operations

	Year ended December 31, 2009
	Parent, Issuer, and Guarantor Subsidiaries	Non-Guarantor Subsidiary	Reclassifications and Eliminations	Total Consolidated
	(in thousands)
Net revenues	$2,483,275	$27,371	$(27,371)	$2,483,275
Provision for uncollectibles	1,059,834	—	—	1,059,834

Net revenue less provision for uncollectibles	1,423,441	27,371	(27,371)	1,423,441
Cost of services rendered (exclusive of depreciation and amortization shown separately below)
Professional expenses	1,146,507	15,133	(27,371)	1,134,269
General and administrative expenses	130,021	205	—	130,226
Management fee and other expenses	36,192	(516)	—	35,676
Depreciation and amortization	18,813	—	—	18,813
Net interest expense (income)	39,491	(2,812)	—	36,679
Transaction costs	2,120	—	—	2,120

Earnings before income taxes	50,297	15,361	—	65,658
Provision for income taxes	20,261	4,692	—	24,953

Net earnings	$30,036	$10,669	$—	$40,705

Consolidated Statement of Cash Flows

	Year ended December 31, 2009
	Parent, Issuer and Guarantor Subsidiaries	Non-Guarantor Subsidiary	Reclassifications and Eliminations	Total Consolidated
	(in thousands)
Operating activities
Net earnings	$30,036	$10,669	$—	$40,705
Adjustments to reconcile net earnings:
Depreciation and amortization	18,813	—	—	18,813
Amortization of deferred financing costs	2,035	—	—	2,035
Employee equity based compensation expense	5,430	—	—	5,430
Provision for uncollectibles	1,059,834	—	—	1,059,834
Deferred income taxes	3,598	(598)	—	3,000
Loss on disposal of equipment	84	—	—	84
Equity in joint venture income	(606)	—	—	(606)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,052,755)	—	—	(1,052,755)
Prepaids and other assets	(13,616)	1,160	—	(12,456)
Income tax accounts	5,736	958	—	6,694
Accounts payable	3,749	16	—	3,765
Accrued compensation and physician payable	11,803	—	—	11,803
Other accrued liabilities	5,075	(249)	—	4,826
Professional liability reserves	(3,984)	(4,347)	—	(8,331)

Net cash provided by operating activities	75,232	7,609	—	82,841

Investing activities
Purchases of property and equipment	(11,613)	—	—	(11,613)
Cash paid for acquisition, net	(90,386)	—	—	(90,386)
Net purchases of investments at insurance subsidiary	—	(110,997)	—	(110,997)
Proceeds from investments at insurance subsidiary	—	113,388	—	113,388
Other investing activities	28	—	—	28

Net cash (used in) provided by investing activities	(101,971)	2,391	—	(99,580)

Financing activities
Payments on notes payable	(4,250)	—	—	(4,250)
Proceeds from sale of common shares	146,656	—	—	146,656
Redemption of common units	(1,734)	—	—	(1,734)
Net transfer from parent and parent’s subsidiaries	10,000	(10,000)	—	—

Net cash provided by (used in) financing activities	150,672	(10,000)	—	140,672

Increase in cash and cash equivalents	123,933	—	—	123,933
Cash and cash equivalents, beginning of year	46,398	—	—	46,398

Cash and cash equivalents, end of year	$170,331	$—	$—	$170,331

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

TEAM HEALTH HOLDINGS, INC.

By:	/s/ GREG ROTH
Greg Roth Chief Executive Officer (Principal Executive Officer)

Date: March 12, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below on March 12, 2010, by the following persons on behalf of the registrant and in the capacities indicated.

TEAM HEALTH HOLDINGS, INC.

By:	/s/ GREG ROTH
Greg Roth Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ DAVID JONES
David Jones Vice President and Treasurer (Principal Financial Officer and Principal Accounting Officer)

By:	/s/ H. LYNN MASSINGALE, M. D.
H. Lynn Massingale, M.D. Executive Chairman and Director

By:	/s/ GLENN A. DAVENPORT
Glenn A. Davenport Director

By:	/s/ EARL P. HOLLAND
Earl P. Holland Director

By:	/s/ NEIL P. SIMPKINS
Neil P. Simpkins Director

By:	/s/ MICHAEL A. DAL BELLO
Michael A. Dal Bello Director

Item 15(a)

Team Health Holdings, Inc.

Schedule II—Valuation and Qualifying Accounts

For the Years Ended December 31,

(In thousands)

	Balance at Beginning of Period	Costs and Expenses	Other	Deductions	Balance at End of Period
2007	$168,416	$874,087	$—	$877,277	$165,226
2008	$165,226	$960,495	$—	$967,036	$158,685
2009	$158,685	$1,059,834	$—	$1,039,807	$178,712

EXHIBIT INDEX

2.1	Merger Agreement by and among Team Health Holdings, LLC, Team Health, Inc., Team Finance LLC, Team Health MergerSub, Inc., Ensemble Parent LLC, and Ensemble Acquisition LLC, dated as of October 11, 2005 (incorporated by reference to Exhibit 2.1 of the Registration Statement on Form S-4 (File No. 333-132495) filed by the Company on March 16, 2006)

3.1	Certificate of Incorporation of Team Health Holdings, Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed by the Company on December 12, 2009)

3.2	By-laws of Team Health Holdings, Inc. (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K, filed by the Company on December 12, 2009)

4.1	Indenture, dated as of November 23, 2005, among Team Finance LLC, Health Finance Corporation, the Guarantors named on the signature pages thereto and Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-4 (File No. 333-132495) filed by Team Finance LLC on March 16, 2006)

4.3	First Supplemental Indenture, dated June 30, 2006, among Florida Hospital Medicine Services, Inc., a subsidiary of Team Finance LLC, and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.3 of the Company’s Quarterly Report on Form 10-Q (File No. 333-132495) filed by Team Finance LLC for the quarterly period ended June 30, 2006)

4.4	Second Supplemental Indenture dated June 30, 2007, by and among THW Emergency Management of Houston, Inc., a subsidiary of Team Finance LLC, and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.4 of the Company’s Quarterly Report on Form 10-Q (File No. 333-132495) filed by Team Finance LLC for the quarterly period ended June 30, 2008)

4.5	Stockholders Agreement of Team Health Holdings, Inc., dated as of December 15, 2009 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K, filed by the Company on December 12, 2009)

4.6	Registration Rights Agreement of Team Health Holdings, Inc. (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K, filed by the Company on December 12, 2009)

4.7	Sixth Supplemental Indenture, dated as of December 23, 2009, among Team Health Holdings, Inc. and Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K, filed by the Company on December 24, 2009)

10.1	Credit Agreement, dated as of November 23, 2005, by and among Team Finance LLC, Team Health Holdings, LLC, JPMorgan Chase Bank, N.A., each Lender from time to time party thereto and Lehman Brothers Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-4 (File No. 333-132495) filed by Team Finance LLC on March 16, 2006)

10.2	Amendment No. 1, dated as of April 5, 2007, to the Credit Agreement, dated as of November 23, 2005 by and among Team Finance LLC, Team Health Holdings, LLC, JPMorgan Chase Bank, N.A. and each Lender from time to time party thereto (incorporated by reference to Exhibit 10.14 of The Quarterly Report on Form 10-Q (File No. 333-132495) filed by Team Finance LLC for the quarterly period ended March 31, 2007)*

10.3	Trust Agreement, dated as of December 3, 2004, by and among Team Health, Inc. and The Trust Company of Knoxville (incorporated by reference to Exhibit 10.3 of the Registration Statement on Form S-4 (File No. 333-132495) filed by Team Finance LLC on March 16, 2006)

10.4	Lease Agreement, dated August 27, 1992, between Med: Assure Systems and Winston Road Properties (incorporated by reference to Exhibit 10.6 of the Registration Statement on Form S-4 (File No. 333-132495) filed Team Finance LLC on March 16, 2006)

10.5	Lease Agreement, dated August 27, 1999, between Americare Medical Services, Inc. and Winston Road Properties (incorporated by reference to Exhibit 10.7 of the Registration Statement on Form S-4 (File No. 333-132495) filed by Team Finance LLC on March 16, 2006)

10.6	Team Health, Inc. Non-Qualified Supplemental Executive Retirement Plan dated as of January 1, 2004 (incorporated by reference to Exhibit 10.9 of the Registration Statement on Form S-4 (File No. 333-132495) filed by Team Finance LLC on March 16, 2006)*

10.7	Ensemble Acquisition LLC 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.10 of the Registration Statement on Form S-4 (File No. 333-132495) filed by Team Finance LLC on March 16, 2006)*

10.8	Amended and Restated Transaction and Monitoring Fee Agreement between Team Health Holdings, LLC and Blackstone Management Partners IV LLC, dated March 7, 2006 (incorporated by reference to Exhibit 10.12 of the Registration Statement on Form S-4 (File No. 333-132495) filed by Team Finance LLC on March 16, 2006)

10.9	Amendment No. 1 to the Amended and Restated Transaction and Monitoring Fee Agreement between Team Health Holdings, LLC and Blackstone Management Partners IV LLC, dated December 1, 2009 (incorporated by reference to Exhibit 10.7 of the Registration Statement on Form S-1 (File No. 333-162347) filed by the Company on December 3, 2009)

10.10	Participation Agreement, dated as of November 27, 2006 between Team Health, Inc. and Core Trust Purchasing Group (incorporated by reference to Exhibit 10.21 of the Registration Statement on Form S-1 (File No. 333-162347) filed by the Company on November 17, 2009)

10.11	Form of Restricted Unit Award Agreement (incorporated by reference to Exhibit 10.9 of the Registration Statement on Form S-1 (File No. 333-162347) filed by the Company on October 6, 2009)*

10.12	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.11 of the Registration Statement on Form S-1 (File No. 333-162347) filed by the Company on December 3, 2009)*

10.13	Team Health Holdings, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.12 of the Registration Statement on Form S-1 (File No. 333-162347) filed by the Company on December 3, 2009)*

10.14	Amended and Restated Team Health Holdings, Inc. Annual Management Incentive Program (incorporated by reference to Exhibit 10.13 of the Registration Statement on Form S-1 (File No. 333-162347) filed by the Company on December 3, 2009)*

10.15	Amended and Restated Employment Agreement, dated November 25, 2009, between Team Health, Inc. and Dr. Massingale (incorporated by reference to Exhibit 10.1 of Team Finance LLC’s Current Report on Form 8-K (File No. 333-132495) dated November 25, 2009)*

10.16	Amended and Restated Employment Agreement, dated November 25, 2009, between Team Health, Inc. and Gregory S. Roth (incorporated by reference to Exhibit 10.2 of Team Finance LLC’s Current Report on Form 8-K (File No. 333-132495) dated November 25, 2009)*

10.17	Amended and Restated Employment Agreement, dated November 25, 2009, between Team Health, Inc. and David P. Jones (incorporated by reference to Exhibit 10.3 of Team Finance LLC’s Current Report on Form 8-K (File No. 333-132495) dated November 25, 2009)*

10.18	Amended and Restated Employment Agreement, dated November 25, 2009, between Team Health, Inc. and Heidi Solomon Allen (incorporated by reference to Exhibit 10.4 of Team Finance LLC’s Current Report on Form 8-K (File No. 333-132495) dated November 25, 2009)*

10.19	Amended and Restated Employment Agreement, dated November 25, 2009, between Team Health, Inc. and Stephen Sherlin (incorporated by reference to Exhibit 10.5 of Team Finance LLC’s Current Report on Form 8-K (File No. 333-132495) dated November 25, 2009)*

10.20	Retirement Agreement, dated March 12, 2008, between Team Health, Inc. and Robert C. Joyner (incorporated by reference to Exhibit 10.18 of the Registration Statement on Form S-1 (File No. 333-162347) filed by the Company on October 6, 2009)*

10.21	Amendment No. 2, dated as of December 11, 2009, to the Credit Agreement, dated as of November 23, 2005 by and among Team Finance LLC, Team Health Holdings, LLC, JPMorgan Chase Bank, N.A. and each Lender from time to time party thereto (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed by the Company on December 24, 2009)

21.1	List of Subsidiaries (filed herewith)

23.1	Consent of Ernst & Young LLP

31.1	Certification by Greg Roth for Team Health Holdings, Inc. dated March 12, 2010, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification by David P. Jones for Team Health Holdings, Inc. dated March 12, 2010 ,as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification by Greg Roth for Team Health Holdings, Inc. dated March 12, 2010, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification by David P. Jones for Team Health Holdings, Inc. dated March 12, 2010, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

*	Management contracts or compensatory plans or arrangements