Form 10-Q
period 2010-03-31
TEAM HEALTH HOLDINGS INC.
filed 2010-05-11
CIK 1082754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2010

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                      to                     .

Commission File Number 001-34583

Team Health Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	36-4276525
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

265 Brookview Town Centre Way

Suite 400

Knoxville, Tennessee 37919

(865) 693-1000

(Address, zip code, and telephone number, including area code, of registrant’s principal executive office.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, non-accelerated filer or smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of May 10, 2010, there were outstanding 64,398,722 shares of Common Stock of Team Health Holdings, Inc, with a par value of $.01.

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical facts and that reflect the current view of Team Health Holdings, Inc. (the “Company”) about future events and financial performance are hereby identified as “forward looking statements.” Some of these statements can be identified by terms and phrases such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “could,” “should,” “may,” “plan,” “project,” “predict” and similar expressions and include references to assumptions that we believe are reasonable and relate to our future prospects, developments and business strategies. The Company cautions readers of this Form 10-Q that such “forward looking statements”, including without limitation, those relating to the Company’s future business prospects, revenue, working capital, professional liability expense, liquidity, capital needs, interest costs and income, wherever they occur in this Form 10-Q or in other statements attributable to the Company, are necessarily estimates reflecting the judgment of the Company’s senior management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the “forward looking statements”. Factors that could cause our actual results to differ materially from those expressed or implied in such forward-looking statements, include, but are not limited to:

•	the effect and interpretation of current or future government regulation of the healthcare industry, and our ability to comply with these regulations;

•	our exposure to professional liability lawsuits and governmental agency investigations;

•	the adequacy of our insurance coverage and insurance reserves;

•	our reliance on third-party payers;

•	the general level of emergency department patient volumes at our clients’ facilities;

•	our ability to enter into and retain contracts with hospitals, military treatment facilities and other healthcare facilities on attractive terms;

•	changes in rates or methods of government payments for our services;

•	our ability to successfully integrate strategic acquisitions;

•	the control of our company by our sponsor may be in conflict with our interests;

•	our future capital needs and ability to obtain future financing;

•	our ability to carry out our business strategy;

•	our ability to continue to recruit and retain qualified healthcare professionals and our ability to attract and retain operational personnel;

•	competition in our market;

•	our ability to maintain or implement complex information systems;

•	our substantial indebtedness;

•	our ability to generate cash flow to service our debt obligations;

•	certain covenants in our debt documents;

•	general economic conditions; and

•	other factors detailed from time to time in the Company’s filings with the Securities and Exchange Commission, including filings on Forms 10-Q and 10-K.

The Company’s forward-looking statements speak only as of the date of this report or as of the date they are made. The Company disclaims any intent or obligation to update any “forward looking statement” made in this Form 10-Q to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

TEAM HEALTH HOLDINGS, INC.

QUARTERLY REPORT FOR THE THREE MONTHS

ENDED MARCH 31, 2010

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

TEAM HEALTH HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2009	March 31, 2010
	(Unaudited) (In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$170,331	$15,680
Accounts receivable, less allowance for uncollectibles of $178,712 and $176,290 in 2009 and 2010, respectively	237,703	250,319
Prepaid expenses and other current assets	17,040	15,951
Receivables under insured programs	17,615	13,621

Total current assets	442,689	295,571
Investments of insurance subsidiary	86,975	88,663
Property and equipment, net	28,850	29,374
Other intangibles, net	59,505	58,660
Goodwill	213,978	217,682
Deferred income taxes	44,880	42,354
Receivables under insured programs	24,708	26,239
Other	39,361	38,881

	$940,946	$797,424

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$17,472	$12,611
Accrued compensation and physician payable	124,380	105,858
Other accrued liabilities	83,955	79,006
Income tax payable	2,979	2,892
Current maturities of long-term debt	161,752	4,250
Deferred income taxes	34,764	38,814

Total current liabilities	425,302	243,431
Long-term debt, less current maturities	449,273	448,211
Other non-current liabilities	158,703	164,427
Shareholders’ equity (deficit):
Common stock, 100,000 shares authorized, 62,401 and 64,396 shares issued and outstanding at December 31, 2009 and March 31, 2010, respectively	624	644
Additional paid in capital	490,989	513,574
Accumulated deficit	(582,708)	(571,809)
Accumulated other comprehensive loss	(1,237)	(1,054)

Total shareholders’ deficit	(92,332)	(58,645)

	$940,946	$797,424

See accompanying notes to consolidated financial statements.

TEAM HEALTH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2009	2010
	(Unaudited)
	(In thousands, except per share data)
Net revenue	$594,792	$631,966
Provision for uncollectibles	245,206	267,501

Net revenue less provision for uncollectibles	349,586	364,465
Cost of services rendered (exclusive of depreciation and amortization shown separately below)
Professional service expenses	268,932	282,824
Professional liability (benefit) costs	(6,733)	5,937
General and administrative expenses	29,220	30,801
Management fee and other expenses (income)	939	(62)
Depreciation and amortization	4,625	6,415
Interest expense, net	10,096	5,763
Transaction costs	81	65
Loss on extinguishment of debt	—	14,862

Earnings before income taxes	42,426	17,860
Provision for income taxes	16,529	6,962

Net earnings	$25,897	$10,898

	Three Months Ended March 31,
	2009 (Pro forma)	2010
Net earnings per share
Basic	$.52	$.17
Diluted	$.52	$.17
Weighted average shares outstanding
Basic	48,960	63,920
Diluted	49,066	64,529

See accompanying notes to consolidated financial statements.

TEAM HEALTH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2009	2010
	(Unaudited)
	(In thousands)
Operating Activities
Net earnings	$25,897	$10,898
Adjustments to reconcile net earnings:
Depreciation and amortization	4,625	6,415
Amortization of deferred financing costs	517	537
Employee equity based compensation expense	186	204
Provision for uncollectibles	245,206	267,501
Deferred income taxes	4,717	6,449
Loss on extinguishment of debt	—	3,837
Loss on disposal of equipment	30	3
Equity in joint venture income	(383)	(525)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(243,713)	(280,117)
Prepaids and other assets	(2,728)	(1,771)
Income tax accounts	11,445	(24)
Accounts payable	(3,174)	(4,643)
Accrued compensation and physician payable	(6,609)	(18,306)
Other accrued liabilities	5,476	1,534
Professional liability reserves	(11,225)	(2,676)

Net cash provided by (used in) operating activities	30,267	(10,684)

Investing Activities
Purchases of property and equipment	(1,476)	(1,189)
Cash paid for acquisitions, net	(2,699)	(4,159)
Purchases of investments by insurance subsidiary	(17,898)	(9,876)
Proceeds from investments by insurance subsidiary	12,800	8,052

Net cash used in investing activities	(9,273)	(7,172)

Financing Activities
Payments on notes payable	(1,062)	(1,062)
Payments on 11.25% senior subordinated notes	—	(157,502)
Proceeds from revolving credit facility	—	56,000
Payments on revolving credit facility	—	(56,000)
Proceeds from sale of common shares	—	21,769
Redemption of common units	(6)	—

Net cash used in financing activities	(1,068)	(136,795)

Net increase (decrease) in cash	19,926	(154,651)
Cash and cash equivalents, beginning of period	46,398	170,331

Cash and cash equivalents, end of period	$66,324	$15,680

Interest paid	$4,490	$6,551

Taxes paid	$332	$593

See accompanying notes to consolidated financial statements.

TEAM HEALTH HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Organization and Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Team Health Holdings, LLC (pre-corporate conversion) and Team Health Holdings, Inc. (post conversion) (collectively, “Holdings” or “the Company”) and its wholly owned subsidiaries (see Corporate Conversion below) and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items) necessary for a fair presentation of results for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. The consolidated balance sheet of the Company at December 31, 2009 has been derived from the audited financial statements at that date, but does not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. These financial statements and footnote disclosures should be read in conjunction with the December 31, 2009 audited consolidated financial statements and the notes thereto.

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements and notes. Actual results could differ from those estimates.

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

In December 2009, the Company completed its initial public offering of 13,300,000 shares of common stock. Including the exercise of the underwriters’ over-allotment in January 2010 of 1,995,000 shares, a total of 15,295,000 shares were sold. The total number of outstanding shares of common stock was 64,396,000 as of March 31, 2010.

Unaudited Pro forma Financial Information

The accompanying consolidated statements of operations discloses unaudited pro forma earnings per share for the three months ended March 31, 2009 and 2010, giving effect in 2009 to the exchange of Class A, B and C units of Team Health Holdings, LLC for shares of Team Health Holdings, Inc.’s common stock.

Note 2. Recently Issued Accounting Standards

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2010-06, “Improving Disclosures about Fair Value Measurements” (the ASU). The ASU amends Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures” (ASC

Topic 820) to require a number of additional disclosures regarding fair value measurements including the requirement that companies disclose the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers. The ASU also provided clarification on the requirement that companies are required to provide fair value measurement disclosures for each class of assets and liabilities. In accordance with the first quarter 2010 effective date, the newly required disclosures have been reflected in the accompanying notes to these consolidated financial statements.

Note 3. Acquisitions and Transaction Costs

In December 2009, the Company acquired the operations of an anesthesiology staffing company located in Florida that provides outsourced anesthesiology staffing services to hospitals. Also in December 2009, the Company completed the acquisition of certain assets and related business operations of a locums tenens business located in Georgia that provides temporary staffing of psychiatric physicians to hospitals and other healthcare organizations. In November 2009, the Company completed the acquisition of certain assets and related business operations of an emergency medicine staffing business located in Florida. In March 2009, the Company acquired the operations of a physician staffing business that provides hospital emergency department services under three contracts for locations in Kentucky. The purchase price for these acquisitions was allocated, in accordance with the provisions of ASC Topic 805, to net assets acquired, including goodwill of $56.7 million (of which $3.0 million is tax deductible goodwill) and contract intangibles of approximately $35.4 million, based on management’s estimates.

In March 2010, the Company completed the acquisitions of certain assets and related business operations of two emergency medical staffing businesses and clinics located in Virginia, Rhode Island and Florida. The purchase price for these acquisitions was allocated to net assets acquired, including goodwill of $3.7 million (of which all is tax deductible goodwill) and contract intangibles of approximately $2.7 million, based on management’s estimates.

The results of operations of the acquired businesses are included in the Company’s consolidated financial statements beginning on the respective acquisition dates.

Note 4. Fair Value Measurements

The Company applies the provisions of FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” in determining the fair value of its financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements.

FASB ASC Topic 820 prioritizes the inputs used in measuring fair value into the following hierarchy:

Level 1	Quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2	Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable;

Level 3	Unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

The following table provides information on those assets and liabilities the Company measures at fair value on a recurring basis (in thousands):

	Carrying Amount In Consolidated Balance Sheet March 31, 2010	Fair Value March 31, 2010	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3
Investments of insurance subsidiary:
Money market funds	$4,054	$4,054	$4,054	$—	$—
U, S, Treasury securities	13,468	13,468	13,468	—	—
Municipal bonds	47,704	47,704	47,704	—	—
Agency notes	23,437	23,437	23,437	—	—

Total investments of insurance subsidiary	$88,663	$88,663	$88,663	$—	$—

Interest rate swap liability	$4,286	$4,286	$—	$4,286	$—

The fair values of the Company’s investments of insurance subsidiary are based on quoted prices. As of March 31, 2010, the fair value of these investments reflected unrealized gains of $2.8 million and $0.4 million of unrealized losses. See Note 6 for more information regarding the Company’s investments. The fair value of the Company’s interest rate swaps were determined using inputs that are available in the public swap markets for similarly termed instruments and then making adjustments for terms specific to the Company’s instruments and the Company’s and counterparty’s implied credit risk. See Note 5 for more information regarding the Company’s interest rate swap agreements. The fair value of the Company’s other financial instruments approximates their carrying values.

Note 5. Financial Derivative Instruments

As of March 31, 2010, the Company was a party to three separate forward interest rate swap agreements. The objective of the agreements is to eliminate the variability of the cash flows in interest payments for $200.0 million of the variable-rate term loan for a three-year period. The agreements are contracts to exchange, on a quarterly basis, floating interest rate payments based on the Eurocurrency rate, for fixed interest payments over the life of the agreements. The Company has determined the interest rate swaps are highly effective and qualify for hedge accounting, therefore the changes in fair value of the interest rate swaps, net of tax, are recorded as a component of other comprehensive earnings. At March 31, 2010, the Company does not expect to reclassify any net gains or losses on its interest rate swap agreements from accumulated other comprehensive income to earnings during the next twelve months.

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

The following table presents the location of the liabilities associated with the Company’s interest rate swap agreements within the accompanying consolidated Balance Sheets (in thousands):

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value at December 31, 2009	Fair Value at March 31, 2010	Fair Value at December 31, 2009	Fair Value at March 31, 2010
Derivatives designated as hedging:
Interest rate swap contracts	Other non-current liabilities	$—	$—	$4,731	$4,286

The following table presents the impact of the Company’s interest rate swap agreements and their location within the accompanying consolidated Statements of Operations (in thousands):

	Amount of (Gain) Loss Recognized in Other Comprehensive Income Derivative (Effective Portion)				Amount of (Gain) Loss Reclassified from Other Comprehensive Income into Income (Effective Portion)		Amount of (Gain) Loss Recognized in Income on Derivative (Ineffective Portion)
	Three Months Ended March 31,				Three Months Ended March 31,		Three Months Ended March 31,
	2009		2010		2009	2010	2009	2010
Interest rate swap contracts	$(222	)(a)	$(271	)(a)	$—	$—	$—	$—

(a)	Net of tax

Note 6. Investments

Investments represent securities held by the Company’s captive insurance subsidiary. At December 31, 2009 and March 31, 2010 amortized cost basis and aggregate fair value of the Company’s available-for-sale securities by investment type were as follows (in thousands):

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2009
Money market funds	$3,090	$—	$—	$3,090
U. S. Treasury securities	13,672	84	(380)	13,376
Municipal bonds	44,795	2,163	(37)	46,921
Agency notes	22,882	706	—	23,588

	$84,439	$2,953	$(417)	$86,975

March 31, 2010
Money market funds	$4,054	$—	$—	$4,054
U. S. Treasury securities	13,675	111	(318)	13,468
Municipal bonds	45,672	2,096	(64)	47,704
Agency notes	22,862	575	—	23,437

	$86,263	$2,782	$(382)	$88,663

At December 31, 2009 and March 31, 2010, the amortized cost basis and aggregate fair value of the Company’s available-for-sale securities by contractual maturities were as follows (in thousands):

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2009
Due in less than one year	$18,199	$314	$—	$18,513
Due after one year through five years	25,285	918	(13)	26,190
Due after five years through ten years	40,955	1,721	(404)	42,272
Due after ten years	—	—	—	—

Total	$84,439	$2,953	$(417)	$86,975

March 31, 2010
Due in less than one year	$23,254	$330	$(3)	$23,581
Due after one year through five years	21,751	747	(4)	22,494
Due after five years through ten years	41,258	1,705	(375)	42,588
Due after ten years	—	—	—	—

Total	$86,263	$2,782	$(382)	$88,663

A summary of the Company’s temporarily impaired available-for-sale investment securities as of March 31, 2010 follows (in thousands):

	Impaired Less Than 12 Months		Impaired Over 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2010
Money market funds	$—	$—	$—	$—	$—	$—
U. S. Treasury securities	6,892	(317)	—	—	6,892	(317)
Municipal bonds	4,237	(59)	610	(6)	4,847	(65)
Agency notes	—	—	—	—	—	—
Certificates of deposit	—	—	—	—	—	—

Total investment	$11,129	$(376)	$610	$(6)	$11,739	$(382)

The unrealized losses resulted from changes in market interest rates, not from changes in the probability of contractual cash flows. Because the Company has the ability and intent to hold the investments until a recovery of carrying value and full collection of the amounts due according to the contractual terms of the investments is expected, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2010.

During the three months ended March 31, 2010, the Company recorded a gain on the sale of investments of approximately $0.1 million.

Note 7. Net Revenue

Net revenue for the three months ended March 31, 2009 and 2010 consisted of the following (in thousands):

	Three Months Ended March 31,
	2009	2010
Fee-for-service revenue	$475,551	$518,252
Contract revenue	113,007	106,940
Other revenue	6,234	6,774

	$594,792	$631,966

Note 8. Other Intangible Assets

The following is a summary of intangible assets and related amortization as of December 31, 2009 and March 31, 2010 (in thousands):

	Gross Carrying Amount	Accumulated Amortization
As of December 31, 2009:
Contracts	$83,249	$24,584
Other	1,288	448

Total	$84,537	$25,032

As of March 31, 2010:
Contracts	$85,944	$28,083
Other	840	41

Total	$86,784	$28,124

Aggregate amortization expense:
For the three months ended March 31, 2010		$3,542

Estimated amortization expense:
For the remainder of the year ended December 31, 2010		$10,851
For the year ended December 31, 2011		12,750
For the year ended December 31, 2012		12,318
For the year ended December 31, 2013		10,704
For the year ended December 31, 2014		8,066

Note 9. Long-Term Debt

Long-term debt as of March 31, 2010 consisted of the following (in thousands):

Term Loan Facility	$406,938
11.25% Senior Subordinated Notes	45,523
Revolving line of credit	—

452,461
Less current portion	(4,250)

$448,211

The Company amended its senior secured credit agreement effective December 22, 2009. As part of the amendment, lenders holding $125.0 million of commitments in the aggregate under the revolving credit facility agreed to extend the maturity date of their commitments to August 23, 2012. Outstanding term loan borrowings under the senior credit facility mature on November 23, 2012. The amendment also provides additional flexibility under certain of the covenants, including permitting the Company to make additional investments, loans and advances, to make additional repayments of the Notes and to incur additional earn-out obligations in connection with permitted acquisitions. The interest rate on the Company’s outstanding term loan facility is equal to the euro dollar rate plus 2.0% or the agent bank’s base rate plus 1.0%. The interest rate at March 31, 2010 was 2.3% for amounts outstanding under the term loan facility.

The interest rate for any revolving credit facility borrowings is based on a grid that is based on the consolidated ratio of total funded debt less unrestricted cash on the balance sheet to earnings before interest, taxes, depreciation and amortization, all as set forth in the credit agreement. As of March 31, 2010, the interest rate for borrowings under the revolving credit facility was equal to the euro dollar rate plus 2.0% or the agent bank’s base rate plus 1.0%. In addition, the Company pays a commitment fee for the revolving credit facility which is equal to 0.5% of the commitment at March 31, 2010. The total available borrowings under the revolving credit facility is $125.0 million as of March 31, 2010, excluding $7.2 million of standby letters of credit. No borrowings under the revolving credit facility were outstanding as of March 31, 2010.

As of March 31, 2010, the Company is a party to three separate forward interest rate swap agreements. The objective of these agreements is to eliminate the variability of the cash flows in interest payments for $200.0 million of the variable-rate senior secured term loan facility for a three-year period. The agreements are contracts to exchange, on a quarterly basis, floating interest rate payments based on the Eurocurrency rate, for fixed interest payments over the life of the agreements. The Company has determined that the interest rate swaps are highly effective and qualify for hedge accounting; therefore for the three months ended March 31, 2010, the Company recorded the increase in the fair value of the interest rate swaps, net of tax, of approximately $0.3 million as a component of other comprehensive earnings. As of December 31, 2009 and March 31, 2010, we had a $4.7 million and $4.3 million liability recorded related to the swaps, respectively.

These agreements expose the Company to credit losses in the event of non-performance by the counterparty to the financial instruments. The counterparty is a creditworthy financial institution and the Company believes the counterparty will be able to fully satisfy its obligations under the contracts.

The Company issued on November 23, 2005, 11.25% Senior Subordinated Notes (“Notes”) in the amount of $215.0 million due December 1, 2013. The Notes are subordinated in right of payment to all senior debt of the Company and are senior in right of payment to all existing and future subordinated indebtedness of the Company. Interest on the Notes accrues at the rate of 11.25% per annum, payable semi-annually in arrears on June 1 and December 1 of each year. Subsequent to December 31, 2009, the Company redeemed a total of $157.5 million of the Notes utilizing the net proceeds from its initial public offering and the exercise of the underwriters’ over-allotment option. The Notes were redeemed at a redemption price of 107.0% of the principal amount thereof, plus accrued and unpaid interest in the amount of $2.8 million resulting in a loss on extinguishment of debt of $14.9 million. Included in the calculation of the loss was the write-off of deferred financing costs of approximately $3.8 million. The Company may redeem some or all of the remaining Notes at any time at various redemption prices.

The Notes are guaranteed jointly and severally on a full and unconditional basis by the Company and all of its domestic wholly-owned operating subsidiaries (“Subsidiary Guarantors”) as required by the indenture.

Both the Notes and the term loan facility contain both affirmative and negative covenants, including limitations on the Company’s ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire its capital stock, acquire the capital stock or assets of another business, pay dividends, and require the Company to comply with certain coverage and leverage ratios.

Aggregate annual maturities of long-term debt as of March 31, 2010 are as follows (in thousands):

2010	$4,250
2011	4,250
2012	398,438
2013	45,523
Thereafter	—

The fair value of the Company’s debt is estimated using quoted market prices when available. When quoted market prices are not available, fair value is estimated based on current market interest rates for debt with similar maturities.

The fair value of the Company’s debt was $605.9 million and $444.3 million at December 31, 2009 and March 31, 2010, respectively. The financial statement carrying value was $611.0 million and $452.5 million at December 31, 2009 and March 31, 2010, respectively.

Note 10. Professional Liability Insurance

The Company’s professional liability loss reserves consisted of the following (in thousands):

	December 31, 2009	March 31, 2010
Estimated losses under self-insured programs	$145,237	$142,561
Estimated losses under commercial insurance programs	42,323	39,860

	187,560	182,421
Less estimated payable within one year	61,701	52,328

	$125,859	$130,093

The changes to the Company’s estimated losses under self-insured programs as of March 31, 2010 were as follows (in thousands):

Balance, December 31, 2009	$145,237
Reserves related to current period	10,420
Changes related to prior period reserves	(7,219)
Payments for current period reserves	(37)
Payments for prior period reserves	(5,840)

Balance, March 31, 2010	$142,561

The Company provides for its estimated professional liability losses through a combination of self-insurance and commercial insurance programs. During the period March 12, 1999 through March 11, 2003, the primary source of the Company’s coverage for such risks was a professional liability insurance policy provided through one insurance carrier. The commercial insurance carrier policy initially included an insured loss limit of $130.0 million. In April 2006, the Company amended the policy with its commercial insurance carrier to provide for an increase in the aggregate limit of coverage based upon certain premium funding levels. As of March 31, 2010, the insured loss limit under the policy was $156.6 million. Losses in excess of the limit of coverage remain as a self-insured obligation of the Company. Beginning March 12, 2003, professional liability loss risks are principally being provided for through self-insurance with a portion of such risks (“claims-made” basis) transferred to and funded into a captive insurance company. The accounts of the captive insurance company are fully consolidated with those of the other operations of the Company in the accompanying consolidated financial statements.

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

As of March 31, 2010, of the $142.6 million of estimated losses under self insurance programs, approximately $70.0 million represents an estimate of IBNR claims and expenses and additional loss development with the remaining $72.6 million representing specific case reserves. Of the existing case reserves as of March 31, 2010, $0.1 million represent case reserves that have been settled but not yet funded, and $72.5 million reflect unsettled case reserves.

The Company’s provisions for losses under its self-insurance components are estimated using the results of periodic actuarial studies. Such actuarial studies include numerous underlying estimates and assumptions, including assumptions as to future claim losses, the severity and frequency of such projected losses, loss development factors and others. The Company’s provisions for losses under its self-insured components are subject to subsequent adjustment should future actuarial projected results for such periods indicate projected losses greater or less than previously projected. The Company’s estimated loss reserves under such programs are discounted at 3.9% at December 31, 2009 and March 31, 2010, which was the current ten year U.S. Treasury rate at each of those dates, which reflects the risk free interest rate over the expected period of claims payments.

The Company’s most recent actuarial valuation was completed in April 2010. Actuarial reports received in 2010 reflect favorable trends in the development of previous loss estimates necessitating the revaluation of prior year loss reserves during the three months ended March 31, 2010. Based on the results, the Company realized a $7.2 million reduction in its reserves for professional liability losses associated with prior year loss estimates during the first quarter of 2010. Factors contributing to the change in prior year loss estimates included favorable loss development on historical periods between actuarial studies as well as continued favorable trends in the frequency and severity of claims reported compared to historical trends.

Note 11. Share-based Compensation

2009 Stock Incentive Plan

In connection with the corporate conversion, the Company adopted the Team Health Holdings, Inc. 2009 Stock Incentive Plan (2009 Stock Plan). Under the 2009 Stock Plan, previous holders of Class B and C units of Team Health Holdings, LLC were granted options in connection with the conversion of Team Health Holdings, LLC interests into shares of the Company’s common stock.

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

The following table summarizes the status of options under the 2009 Stock Plan as of March 31, 2010:

	Shares (in thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Life in Years
Outstanding at beginning of year	5,640	$13.89
Granted	100	$14.31
Exercised	—	—
Expired or forfeited	—	—

Outstanding at end of period	5,740	$13.90	$16,668	10

Exercisable at end of period	4,521	$13.89	$13,478	10

Intrinsic value is the amount by which the stock price as of March 31, 2010 exceeds the exercise price of the options. As of March 31, 2010, the Company had approximately $1.9 million of unrecognized compensation expense related to unvested options which will be recognized over the remaining requisite service period. Fair value of the options granted in 2010 was based on the grant date fair value as calculated by the Black-Sholes option pricing formula with the following assumptions: risk-free interest rate of 2.7%, implied volatility of 46.4% and an expected life of the options of five years. Forfeitures of employee equity based awards have been historically immaterial to the Company.

Note 12. Contingencies

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

Healthcare Reform

The President of the United States and members of the U.S. Congress have enacted significant reforms to the U.S. health care system. On March 23, 2010, the President signed into law The Patient Protection and Affordable Care Act, and on March 30, 2010 the President signed into law The Health Care and Education Reconciliation Act of 2010 (referred to collectively as the “Health Reform Laws”). The Health Reform Laws include a number of provisions that may affect the Company, although the impact of many of the changes will be unknown until they are implemented, which in some cases will not occur for several years. The impact of some of these provisions may be positive such as increasing access to health benefits for the uninsured and underinsured populations, while other provisions such as Medicare payment reforms and reductions that could reduce provider payments may have an adverse affect on the reimbursement rates the Company receives for services it provides.

Acquisition Payments

As of March 31, 2010, the Company may have to pay up to $22.5 million in future contingent payments as additional consideration for acquisitions made prior to March 31, 2010. These payments will be made and recorded as additional purchase price or will reduce existing liabilities should the acquired operations achieve the financial targets or certain contract terms are modified as agreed to in the respective acquisition agreements. No payments were made related to previous acquisitions in the three months ended March 31, 2009 or 2010.

Note 13. Comprehensive Earnings

The components of comprehensive earnings, net of related taxes, are as follows (in thousands):

	Three Months Ended March 31,
	2009	2010
Net earnings	$25,897	$10,898
Net change in fair market value of investments	353	(88)
Net change in fair market value of interest rate swaps	222	271

Comprehensive earnings	$26,472	$11,081

Note 14. Segment Reporting

The Company provides services through four operating segments which are aggregated into two reportable segments, Healthcare Services and Billing Services. The Healthcare Services segment, which is an aggregation of healthcare staffing, clinics and occupational health, provides comprehensive healthcare service programs to users and providers of healthcare services on a fee-for-service as well as a cost plus basis. The Billing Services segment provides a range of external billing, collection and consulting services on a fee basis to outside third-party customers.

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

The following table presents financial information for each reportable segment. Depreciation, amortization, management fee and other expenses separately identified in the consolidated statements of operations are included as a reduction to the operating earnings of each segment in each period below (in thousands):

	Three Months Ended March 31,
	2009	2010
Net Revenues less Provision for Uncollectibles:
Healthcare Services	$346,125	$361,574
Billing Services	3,461	2,891

	$349,586	$364,465

Operating Earnings:
Healthcare Services	$64,315	$49,874
Billing Services	714	627
General Corporate	(12,507)	(26,878)

	$52,522	$23,623

Reconciliation of Operating Earnings to Net Earnings:
Operating earnings	$52,522	$23,623
Interest expense, net	10,096	5,763
Provision for income taxes	16,529	6,962

Net earnings	$25,897	$10,898

Note 15. Financial Information for Subsidiary Guarantors and Non-Guarantor Subsidiary

The Company conducts substantially all of its business through its subsidiaries. The current registrant, Team Health Holdings, Inc., is a holding company that conducts no operations and whose financial position is its investments in its subsidiaries. As of March 31, 2010, the Company and its wholly-owned domestic subsidiaries jointly and severally guarantee the Notes on an unsecured senior subordinated basis. Prior to the corporate conversion, Team Finance, LLC, a subsidiary of the Company, was the registrant. Team Finance, LLC conducts no operations and its financial position is comprised of its investments in its subsidiaries, deferred financing costs and the Company’s debt. The condensed consolidating financial information for the current and former registrants, the subsidiary guarantors, the non-guarantor subsidiary, certain reclassifications and eliminations and the consolidated Company as of December 31, 2009 and March 31, 2010 and for the three months ended March 31, 2009 and 2010, are as follows:

Consolidated Balance Sheet

	As of December 31, 2009
	Parent, Issuer, and Guarantor Subsidiaries	Non-Guarantor Subsidiary	Reclassifications and Eliminations	Total Consolidated
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$170,331	$—	$—	$170,331
Accounts receivable, net	237,703	—	—	237,703
Prepaid expenses and other current assets	15,129	15,296	(13,385)	17,040
Receivables under insured programs	17,615	—	—	17,615

Total current assets	440,778	15,296	(13,385)	442,689
Investments of insurance subsidiary	—	86,975	—	86,975
Property and equipment, net	28,850	—	—	28,850
Other intangibles, net	59,505	—	—	59,505
Goodwill	213,978	—	—	213,978
Deferred income taxes	41,617	401	2,862	44,880
Receivables under insured programs	24,708	—	—	24,708
Investment in subsidiary	15,007	—	(15,007)	—
Other	38,332	1,029	—	39,361

	$862,775	$103,701	$(25,530)	$940,946

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Accounts payable	$17,420	$52	$—	$17,472
Accrued compensation and physician payable	124,380	—	—	124,380
Other accrued liabilities	37,111	57,367	(10,523)	83,955
Income tax payable	2,409	570	—	2,979
Current maturities of long-term debt	161,752	—	—	161,752
Deferred income taxes	34,764	—	—	34,764

Total current liabilities	377,836	57,989	(10,523)	425,302
Long-term debt, less current maturities	449,273	—	—	449,273
Other non-current liabilities	127,998	30,705	—	158,703
Common stock	624	120	(120)	624
Additional paid in capital	490,989	4,610	(4,610)	490,989
Accumulated earnings (deficit)	(581,059)	8,628	(10,277)	(582,708)
Accumulated other comprehensive earnings (loss)	(2,886)	1,649	—	(1,237)

	$862,775	$103,701	$(25,530)	$940,946

Consolidated Balance Sheet

	As of March 31, 2010
	Parent, Issuer, and Guarantor Subsidiaries	Non-Guarantor Subsidiary	Reclassifications and Eliminations	Total Consolidated
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$15,680	$—	$—	$15,680
Accounts receivable, net	250,319	—	—	250,319
Prepaid expenses and other current assets	14,662	9,255	(7,966)	15,951
Receivables under insured programs	13,621	—	—	13,621

Total current assets	294,282	9,255	(7,966)	295,571
Investments of insurance subsidiary	—	88,663	—	88,663
Property and equipment, net	29,374	—	—	29,374
Other intangibles, net	58,660	—	—	58,660
Goodwill	217,682	—	—	217,682
Deferred income taxes	40,490	—	1,864	42,354
Receivables under insured programs	26,239	—	—	26,239
Investment in subsidiary	18,118	—	(18,118)	—
Other	38,696	185	—	38,881

	$723,541	$98,103	$(24,220)	$797,424

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Accounts payable	$12,576	$35	$—	$12,611
Accrued compensation and physician payable	105,858	—	—	105,858
Other accrued liabilities	40,214	44,054	(5,262)	79,006
Income tax payable	2,289	603	—	2,892
Current maturities of long-term debt	4,250	—	—	4,250
Deferred income taxes	38,814	—	—	38,814

Total current liabilities	204,001	44,692	(5,262)	243,431
Long-term debt, less current maturities	448,211	—	—	448,211
Other non-current liabilities	129,974	35,293	(840)	164,427
Common stock	644	120	(120)	644
Additional paid in capital	513,574	4,610	(4,610)	513,574
Accumulated earnings (deficit)	(570,248)	11,827	(13,388)	(571,809)
Accumulated other comprehensive earnings (loss)	(2,615)	1,561	—	(1,054)

	$723,541	$98,103	$(24,220)	$797,424

Consolidated Statement of Operations

	Three Months Ended March 31, 2009
	Parent, Issuer, and Guarantor Subsidiaries	Non-Guarantor Subsidiary	Reclassifications and Eliminations	Total Consolidated
	(in thousands)
Net revenue	$594,792	$8,079	$(8,079)	$594,792
Provision for uncollectibles	245,206	—	—	245,206

Net revenue less provision for uncollectibles	349,586	8,079	(8,079)	349,586
Cost of services rendered (exclusive of depreciation and amortization shown separately below)
Professional expenses	272,685	(2,407)	(8,079)	262,199
General and administrative expenses	29,173	47	—	29,220
Management fee and other expenses	939	—	—	939
Depreciation and amortization	4,625	—	—	4,625
Interest expense (income), net	10,956	(860)	—	10,096
Transaction costs	81	—	—	81

Earnings before income taxes	31,127	11,299	—	42,426
Provision for income taxes	12,720	3,809	—	16,529

Net earnings	$18,407	$7,490	$—	$25,897

Consolidated Statement of Operations

	Three Months Ended March 31, 2010
	Parent, Issuer, and Guarantor Subsidiaries	Non-Guarantor Subsidiary	Reclassifications and Eliminations	Total Consolidated
	(in thousands)
Net revenue	$631,966	$7,892	$(7,892)	$631,966
Provision for uncollectibles	267,501	—	—	267,501

Net revenue less provision for uncollectibles	364,465	7,892	(7,892)	364,465
Cost of services rendered (exclusive of depreciation and amortization shown separately below)
Professional expenses	292,761	3,892	(7,892)	288,761
General and administrative expenses	30,732	69	—	30,801
Management fee and other expenses (income)	2	(64)	—	(62)
Depreciation and amortization	6,415	—	—	6,415
Interest expense (income), net	6,447	(684)	—	5,763
Transaction costs	65	—	—	65
Loss on extinguishment of debt	14,862	—	—	14,862

Earnings before income taxes	13,181	4,679	—	17,860
Provision for income taxes	5,482	1,480	—	6,962

Net earnings	$7,699	$3,199	$—	$10,898

Consolidated Statement of Cash Flows

	Three Months Ended March 31, 2009
	Parent, Issuer, and Guarantor Subsidiaries	Non-Guarantor Subsidiary	Reclassifications and Eliminations	Total Consolidated
	(in thousands)
Operating activities
Net earnings	$18,407	$7,490	$—	$25,897
Adjustments to reconcile net earnings:
Depreciation and amortization	4,625	—	—	4,625
Amortization of deferred financing costs	517	—	—	517
Employee equity based compensation expense	186	—	—	186
Provision for uncollectibles	245,206	—	—	245,206
Deferred income taxes	3,830	887	—	4,717
Loss on disposal of equipment	30	—	—	30
Equity in joint venture income	(383)	—	—	(383)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(243,713)	—	—	(243,713)
Prepaids and other assets	(10,701)	7,973	—	(2,728)
Income tax accounts	8,522	2,923	—	11,445
Accounts payable	(3,183)	9	—	(3,174)
Accrued compensation and physician payable	(6,609)	—	—	(6,609)
Other accrued liabilities	13,560	(8,084)	—	5,476
Professional liability reserves	(5,125)	(6,100)	—	(11,225)

Net cash provided by operating activities	25,169	5,098	—	30,267

Investing activities
Purchases of property and equipment	(1,476)	—	—	(1,476)
Cash paid for acquisitions, net	(2,699)	—	—	(2,699)
Purchases of investments by insurance subsidiary	—	(17,898)	—	(17,898)
Proceeds from investments by insurance subsidiary	—	12,800	—	12,800

Net cash used in investing activities	(4,175)	(5,098)	—	(9,273)

Financing activities
Payments on notes payable	(1,062)	—	—	(1,062)
Redemption of common units	(6)	—	—	(6)

Net cash used in financing activities	(1,068)	—	—	(1,068)

Net increase in cash	19,926	—	—	19,926
Cash and cash equivalents, beginning of period	46,398	—	—	46,398

Cash and cash equivalents, end of period	$66,324	$—	$—	$66,324

Consolidated Statement of Cash Flows

	Three Months Ended March 31, 2010
	Parent, Issuer, and Guarantor Subsidiaries	Non-Guarantor Subsidiary	Reclassifications and Eliminations	Total Consolidated
	(in thousands)
Operating activities
Net earnings	$7,699	$3,199	$—	$10,898
Adjustments to reconcile net earnings:
Depreciation and amortization	6,415	—	—	6,415
Amortization of deferred financing costs	537	—	—	537
Employee equity based compensation expense	204	—	—	204
Provision for uncollectibles	267,501	—	—	267,501
Deferred income taxes	5,005	1,444	—	6,449
Loss on extinguishment of debt	3,837	—	—	3,837
Loss on disposal of equipment	3	—	—	3
Equity in joint venture income	(525)	—	—	(525)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(280,117)	—	—	(280,117)
Prepaids and other assets	(8,501)	6,730	—	(1,771)
Income tax accounts	(57)	33	—	(24)
Accounts payable	(4,626)	(17)	—	(4,643)
Accrued compensation and physician payable	(18,306)	—	—	(18,306)
Other accrued liabilities	9,468	(7,934)	—	1,534
Professional liability reserves	(1,045)	(1,631)	—	(2,676)

Net cash (used in) provided by operating activities	(12,508)	1,824	—	(10,684)

Investing activities
Purchases of property and equipment	(1,189)	—	—	(1,189)
Cash paid for acquisitions, net	(4,159)	—	—	(4,159)
Purchases of investments by insurance subsidiary	—	(9,876)	—	(9,876)
Proceeds from investments by insurance subsidiary	—	8,052	—	8,052

Net cash used in investing activities	(5,348)	(1,824)	—	(7,172)

Financing activities
Payments on notes payable	(1,062)	—	—	(1,062)
Payments on 11.25% senior subordinated notes	(157,502)	—	—	(157,502)
Proceeds from revolving credit facility	56,000	—	—	56,000
Payments on revolving credit facility	(56,000)	—	—	(56,000)
Proceeds from sale of common shares	21,769	—	—	21,769

Net cash used in financing activities	(136,795)	—	—	(136,795)

Net decrease in cash	(154,651)	—	—	(154,651)
Cash and cash equivalents, beginning of period	170,331	—	—	170,331

Cash and cash equivalents, end of period	$15,680	$—	$—	$15,680

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

We believe we are one of the largest suppliers of outsourced healthcare professional staffing and administrative services to hospitals and other healthcare providers in the United States, based upon revenues and patient visits. Our regional operating models also include comprehensive programs for inpatient care, anesthesiology, radiology, pediatrics and other healthcare services, principally within hospital departments and other healthcare treatment facilitates. We have focused, however, primarily on providing outsourced services to hospital emergency departments or EDs, which accounts for the majority of our net revenues.

The Corporate Conversion

Effective December 15, 2009, we converted from a limited liability company to a corporation in connection with our initial public offering. In addition to converting Class A units, Class B units and Class C units into common stock, each holder of Class B units and Class C units was also issued vested and unvested options to acquire shares of our common stock in substitution for part of the economic benefits of their outstanding Class B units or Class C units not reflected in the conversion of the units into shares of common stock, with the exercise price of these options equal to the initial public offering price or such higher price as was necessary to accurately reflect the terms of the Class B units or Class C units to which they related. The common stock received in the conversion associated with unvested Class B units and Class C units and the unvested options are subject to the same vesting schedule that previously applied to the Class B units or Class C units to which they related.

Initial Public Offering

In December 2009, we completed our initial public offering of 13,300,000 shares of common stock. Including the subsequent exercise in January 2010 of the underwriters’ over-allotment option to purchase 1,995,000 shares, a total of 15,295,000 shares of common stock were sold. The total number of outstanding shares of common stock was 62,401,000 as of December 31, 2009, and the total number of outstanding shares of common stock after the exercise of the over-allotment option was 64,396,000.

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

Factors and Trends that Affect Our Results of Operations

In reading our financial statements, you should be aware of the following factors and trends we believe are important in understanding our financial performance.

General Economic Conditions

The continuation of the current economic downturn may adversely impact our ability to collect for the services we provide as higher unemployment and reductions in commercial managed care and governmental healthcare enrollment may increase the number of uninsured and underinsured patients seeking healthcare at one of our staffed EDs. We could be negatively affected if the federal government or the states reduce funding of Medicare, Medicaid and other federal and state healthcare programs in response to increasing deficits in their budgets. Also, patient volume trends in our hospital EDs could be adversely affected as individuals potentially defer or forego seeking care in such departments due to the loss or reduction of coverage previously available to such individuals under commercial insurance or governmental healthcare programs.

Healthcare Reform

The President of the United States and members of the U.S. Congress have enacted significant reforms to the U.S. health care system. On March 23, 2010, the President signed into law The Patient Protection and Affordable Care Act, and on March 30, 2010 the President signed into law The Health Care and Education Reconciliation Act of 2010 (referred to collectively as the “Health Reform Laws”). The Health Reform Laws include a number of provisions that may affect us, although the impact of many of the changes will be unknown until they are implemented, which in some cases will not occur for several years. The impact of some of these provisions may be positive such as increasing access to health benefits for the uninsured and underinsured populations, while other provisions such as Medicare payment reforms and reductions that could reduce provider payments may have an adverse affect on the reimbursement rates we receive for services we provide.

2010 Medicare Fee Schedule Changes

The Medicare program reimburses for our services based upon the rates in its Physician Fee Schedule, and each year the Medicare program updates the Physician Fee Schedule reimbursement rates based on a formula approved by Congress in the Balanced Budget Act of 1997. Many private payers use the Medicare fee schedule to determine their own reimbursement rates.

The Medicare law requires the Centers for Medicare and Medicaid Services (CMS) to adjust the Medicare Physician Fee Schedule (MPFS) payment rates annually based on an update formula which includes application of the Sustainable Growth Rate (SGR) that was adopted in the Balanced Budget Act of 1997. This formula has yielded negative updates every year beginning in 2002, although CMS was able to take administrative steps to avoid a reduction in 2003 and Congress took a series of legislative actions to prevent reductions each year from 2004 to 2009. On October 30, 2009, CMS released its final 2010 MPFS payment changes covering the period from January 1, 2010 through December 30, 2010. The final rule includes a 21.2% rate reduction in the MPFS for 2010 as a result of the application of the SGR. Although the final rule was to become effective January 1, 2010, on April 15, 2010, Congress and the President enacted legislation to delay the MPFS SGR payment reductions through May 31, 2010. However, absent regulatory changes or further Congressional action with respect to the application of the SGR, Medicare physician services will be subject to significant reductions beginning on June 1, 2010.

Any future reductions in amounts paid by government programs for physician services or changes in methods or regulations governing payment amounts or practices could cause our revenues to decline and we may not be able to offset reduced operating margins through cost reductions, increased volume or otherwise.

Military Healthcare Staffing

We are a provider of healthcare professionals that serve military personnel and their dependents in military treatment facilities nationwide administered by the U.S. Department of Defense. Our revenues derived from military healthcare staffing totaled $40.7 million and $27.8 million for the three months ended March 31, 2009 and 2010 respectively. These revenues are derived from contracts that are subject to a competitive bidding process.

Approximately $92.5 million of the estimated revenue won by us as part of the military’s contract bidding process in 2009 was awarded to us on a one-year contract basis and will be subject to re-bid and award on or about October 1, 2010. Approximately $65.0 million of the estimated annual revenue won during the 2009 bidding process was awarded to us on a two—five option year contract basis which gives the government the option to exercise available option years each October 1. The government also reserves a portion of its contracts for award to small businesses. We participate in such small business awards to the extent we can serve as a sub-contractor to small businesses that win such bids. Approximately 27.8% of our military staffing revenue for each of the three month periods ended March 31, 2009 and 2010 was derived through a subcontracting agreement with a small business prime contractor.

Critical Accounting Policies and Estimates

The consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States, which requires us to make estimates and assumptions. Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of the Company’s consolidated financial statements.

There have been no changes to these critical accounting policies or their application during the three months ended March 31, 2010.

Revenue Recognition

Net Revenue. Net revenue consists of fee-for-service revenue, contract revenue and other revenue. Net revenue is recorded in the period services are rendered. Our net revenue is principally derived from the provision of healthcare staffing services to patients within healthcare facilities. The form of billing and related risk of collection for such services may vary by customer. The following is a summary of the principal forms of our billing arrangements and how net revenue is recognized for each.

A significant portion (82% of our net revenue in the three months ended March 31, 2010 and 81% for the year ended December 31, 2009) resulted from fee-for-service patient visits. Fee-for-service revenue represents revenue earned under contracts in which we bill and collect the professional component of charges for medical services rendered by our contracted and employed physicians. Under the fee-for-service arrangements, we bill patients for services provided and receive payment from patients or their third-party payers. Fee-for-service revenue is reported net of contractual allowances and policy discounts. All services provided are expected to result in cash flows and are therefore reflected as net revenue in the financial statements. Fee-for-service revenue is recognized in the period that the services are rendered to specific patients and reduced immediately for the estimated impact of contractual allowances in the case of those patients having third-party payer coverage. The recognition of net revenue (gross charges less contractual allowances) from such visits is dependent on such factors as proper completion of medical charts following a patient visit, the forwarding of such charts to one of our billing centers for medical coding and entering into our billing systems and the verification of each patient’s submission or representation at the time services are rendered as to the payer(s) responsible for payment of such services. Net revenue is recorded based on the information known at the time of entering of such information into our billing systems as well as an estimate of the net revenue associated with medical charts for a given service period that have not been processed yet into our billing systems. The above factors and estimates are subject to change. For example, patient payer information may change following an initial attempt to bill for services due to a change in payer status. Such changes in payer status have an impact on recorded net revenue due to different payers being subject to different contractual allowance amounts. Such changes in net revenue are recognized in the period that such changes in payer become known. Similarly, the actual volume of medical charts not processed into our billing systems may be different from the amounts estimated. Such differences in net revenue are adjusted in the following month based on actual chart volumes processed.

Contract revenue represents revenue generated under contracts in which we provide physician and other healthcare staffing and administrative services in return for a contractually negotiated fee. Contract revenue consists primarily of billings based on hours of healthcare staffing provided at agreed-to hourly rates. Revenue in such cases is recognized as the hours are worked by our staff and contractors. Additionally, contract revenue also includes supplemental revenue from hospitals where we may have a fee-for-service contract arrangement. Contract revenue for the supplemental billing in such cases is recognized based on the terms of each individual contract. Such contract terms generally either provide for a fixed monthly dollar amount or a variable amount based upon measurable monthly activity, such as hours staffed, patient visits or collections per visit compared to a minimum activity threshold. Such supplemental revenues based on variable arrangements are usually contractually fixed on a monthly, quarterly or annual calculation basis considering the variable factors negotiated in each such arrangement. Such supplemental revenues are recognized as revenue in the period when such amounts are determined to be fixed and therefore contractually obligated as payable by the customer under the terms of the respective agreement.

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

Net Revenue Less Provision for Uncollectibles. Net revenue less provision for uncollectibles reflects management’s estimate of billed amounts to ultimately be collected. Management, in estimating the amounts to be collected resulting from over seven million annual fee-for-service patient visits and procedures, considers such factors as prior contract collection experience, current period changes in payer mix and patient acuity indicators, reimbursement rate trends in governmental and private sector insurance programs, resolution of overprovision account balances, the estimated impact of billing system effectiveness improvement initiatives, and trends in collections from self-pay patients and external collection agencies. In developing our estimate of collections per visit or procedure, we consider the amount of outstanding gross accounts receivable by period of service, but do not use an accounts receivable aging schedule to establish estimated collection valuations. Individual estimates of net revenue less provision by contractual location are monitored and refreshed each month as cash receipts are applied to existing accounts receivable and other current trends that have an impact upon the estimated collections per visit are observed. Such estimates are substantially formulaic in nature. In the ordinary course of business we experience changes in our initial estimates of net revenues less provision for uncollectibles during the year following commencement of services. Such provisions and any subsequent changes in estimates may result in adjustments to our operating results with a corresponding adjustment to our accounts receivable allowance for uncollectibles on our balance sheet.

Net revenue less provision for uncollectibles for the three months ended March 31, 2009 and 2010, respectively, consisted of the following (in thousands):

	Three Months Ended March 31,
	2009	2010
Gross fee-for-service charges	$1,047,531	$1,178,760
Unbilled revenue	3,918	2,152
Less: Contractual adjustments	(575,898)	(662,660)

Fee-for-service revenue	475,551	518,252
Contract revenue	113,007	106,940
Other revenue	6,234	6,774

Net revenue	594,792	631,966
Provision for uncollectibles	(245,206)	(267,501)

Net revenue less provision for uncollectibles	$349,586	$364,465

Contractual adjustments represent the Company’s estimate of discounts and other adjustments to be recognized from gross fee-for-service charges under contractual payment arrangements, primarily with commercial, managed care, and governmental payment plans such as Medicare and Medicaid when the Company’s providers participate in such plans. The increase in contractual adjustments noted above is due to the overall increase in gross fee-for-service charges resulting from annual increases in the gross billing fee schedules and increases in patient visits and procedures between periods. Contractual adjustments increased at a faster pace than the increase in gross fee-for-service charges as the annual reimbursement increases under contracts with managed care plans and government payers that are subject to contractual adjustments tend to be less than the overall annual increase in the Company’s gross billing fee schedules.

The table below summarizes our approximate payer mix as a percentage of fee-for-service volume for the periods indicated:

	Three Months Ended March 31,
	2009	2010
Payer:
Medicare	22.1%	22.9%
Medicaid	25.3	26.2
Commercial and managed care	29.0	28.1
Self pay	21.3	20.8
Other	2.3	2.0

Total	100.0%	100.0%

Accounts Receivable. As described above and below, we determine the estimated value of our accounts receivable based on estimated cash collection run rates of estimated future collections by contract for patient visits under our fee-for-service contract revenue. Accordingly, we are unable to report the payer mix composition on a dollar basis of our outstanding net accounts receivable. However, a 1% change in the estimated carrying value of our net fee-for-service patient accounts receivable before consideration of the allowance for uncollectible accounts at March 31, 2010 could have an after tax effect of approximately $2.2 million on our financial position and results of operations. Our days revenue outstanding at December 31, 2009 and March 31, 2010, were 62.3 days and 62.9 days, respectively. The number of days outstanding will fluctuate over time due to a number of factors. The increase in average days outstanding of approximately 0.6 days includes an increase of 4.6 days related to the increase in estimated value of fee-for-service accounts receivable and an increase of 0.4 days associated with an increase in estimated value of contract accounts receivable. These increases were partially offset by a decrease of 4.4 days resulting from an increase in average revenue per day. The increase of 4.6 days related to fee-for-service accounts receivable and the increase of 0.4 days associated with the increase of contract accounts receivable are primarily due to timing of cash collections and valuation adjustments recorded in the period. The increase in average revenue per day is primarily attributed to an increase in gross charges, increased pricing with managed care plans and increases in Medicare reimbursement. Our allowance for doubtful accounts totaled $176.3 million as of March 31, 2010.

Approximately 98% of our allowance for doubtful accounts is related to gross fees for fee-for-service patient visits. Our principal exposure for uncollectible fee-for-service visits is centered in self-pay patients and, to a lesser extent, for co-payments and deductibles from patients with insurance. While we do not specifically allocate the allowance for doubtful accounts to individual accounts or specific payer classifications, the portion of the allowance associated with fee-for-service charges as of March 31, 2010, was equal to approximately 92% of outstanding self-pay fee-for-service patient accounts.

The majority of our fee-for-service patient visits are for the provision of emergency care in hospital settings. Due to federal government regulations governing the provision of such care, we are obligated to provide emergency care regardless of the patient’s ability to pay or whether or not the patient has insurance or other third-party coverage for the cost of the services rendered. While we attempt to obtain all relevant billing information at the time emergency care services are rendered, there are numerous patient encounters where such information is not available at time of discharge. In such cases where detailed billing information relative to insurance or other third-party coverage is not available at discharge, we attempt to obtain such information from the patient or client hospital billing record information subsequent to discharge to facilitate the collections process. Collections at the time of rendering such services (emergency room discharge) are not significant. Primary responsibility for collection of fee-for-service accounts receivable resides within our internal billing operations. Once a claim has been submitted to a payer or an individual patient, employees within our billing operations have responsibility for the follow up collection efforts. The protocol for follow up differs by payer classification. For self-pay patients, our billing system will automatically send a series of dunning letters on a prescribed time frame requesting payment or the provision of information reflecting that the balance due is covered by another payer, such as Medicare or a third-party insurance plan. Generally, the dunning cycle on a self pay account will run from 90 to 120 days. At the end of this period, if no collections or additional information is obtained from the patient, the account is no longer considered an active account and is transferred to a collection agency. Upon transfer to a collection agency, the patient account is written-off as a bad debt. Any subsequent cash receipts on accounts previously written off are recorded as a recovery. For non-self pay accounts, billing personnel will follow up and respond to any communication from payers such as requests for additional information or denials until collection of the account is obtained or other resolution has occurred. At the completion of our active collection cycle, we factor on a non-recourse basis selected patient accounts to external collection agencies while other selected accounts may be transferred to external and internal collection agencies under a contingent collection basis. The projected value of future factoring and contingent collection proceeds are considered in the estimation of our overall accounts receivable valuation. For contract accounts receivable, invoices for services are prepared in the various operating areas of the Company and mailed to our customers, generally on a monthly basis. Contract terms under such arrangements generally require payment within thirty days of receipt of the invoice. Outstanding invoices are periodically reviewed and operations personnel with responsibility for the customer relationship will contact the customer to follow up on any delinquent invoices. Contract accounts receivable will be considered as bad debt and written-off based upon the individual circumstances of the customer situation after all collection efforts have been exhausted, including legal action if warranted, and it is the judgment of management that the account is not expected to be collected.

Methodology for Computing Allowance for Doubtful Accounts. We employ several methodologies for determining our allowance for doubtful accounts depending on the nature of the net revenue recognized. We initially determine gross revenue for our fee-for-service patient visits based upon established fee schedule prices. Such gross revenue is reduced for estimated contractual allowances for those patient visits covered by contractual insurance arrangements to result in net revenue. Net revenue is then reduced for our estimate of uncollectible amounts. Fee-for-service net revenue less provision for uncollectibles represents our estimated cash to be collected from such patient visits and is net of our estimate of account balances estimated to be uncollectible. The provision for uncollectible fee-for-service patient visits is based on historical experience resulting from over seven million annual fee-for-service patient visits. The significant volume of patient visits and the terms of thousands of commercial and managed care contracts and the various reimbursement policies relating to governmental healthcare programs do not make it feasible to evaluate fee-for-service accounts receivable on a specific account basis. Fee-for-service accounts receivable collection estimates are reviewed on a quarterly basis for each of our fee-for-service contracts by period of accounts receivable origination. Such reviews include the use of historical cash collection percentages by contract adjusted for the lapse of time since the date of the patient visit. In addition, when actual collection percentages differ from expected results, on a contract by contract basis, supplemental detailed reviews of the outstanding accounts receivable balances may be performed by our billing operations to determine whether there are facts and circumstances existing that may cause a different conclusion as to the estimate of the collectibility of that contract’s accounts receivable from the estimate resulting from using the historical collection experience. Contract-related net revenue is billed based on the terms of the contract at amounts expected to be collected. Such billings are typically submitted on a monthly basis and aged trial balances prepared. Allowances for estimated uncollectible amounts related to such contract billings are made based upon specific accounts and invoice periodic reviews once it is concluded that such amounts are not likely to be collected. The methodologies employed to compute allowances for doubtful accounts were unchanged between 2009 and 2010.

Insurance Reserves.

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

Our commercial insurance policy for professional liability losses for the period March 12, 1999 through March 11, 2003 included insured limits applicable to such coverage in the period. Effective April 2006, we executed an agreement with the commercial insurance provider that issued the policy that ended March 11, 2003 to increase the existing $130.0 million aggregate limit of coverage. Under the terms of the agreement, we will make periodic premium payments to the commercial insurance company and the total aggregate limit of coverage under the policy will be increased by a portion of the premiums paid. We have committed to fund premiums such that the total aggregate limit of coverage under the program remains greater than the paid losses at any point in time. During fiscal year 2009, we funded a total of $4.6 million under this agreement. For the three months ended March 31, 2010, we funded a total of $0.4 million and have agreed to fund additional payments which will be based upon the level of incurred losses relative to the aggregate limit of coverage at that time.

As of March 31, 2010, the current aggregate limit of coverage under this policy is $156.6 million and the estimated loss reserve for claim losses and expenses in excess of the current aggregate limit recorded by the Company was $7.4 million.

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

The underlying information that serves as the foundational basis for making our actuarial estimates of professional liability losses is our internal database of incurred professional liability losses. The Company has captured extensive professional liability loss data going back, in some cases, over twenty years, that is maintained and updated on an ongoing basis by our internal claims management personnel. Our database contains comprehensive incurred loss information for our existing operations as far back as fiscal 1997 (reflecting the initial timeframe in which we migrated to a consolidated professional liability program concurrent with the consummation of several significant acquisitions) and, in addition, we possess additional loss data that predates 1997 dates of occurrence for certain of our operations. Loss information reflects both paid and reserved losses incurred when we were covered by outside commercial insurance programs as well as paid and reserved losses incurred under our self insurance program. Because of the comprehensive nature of the loss data and our comfort with the completeness and reliability of the loss data, this is the information that is used in the development of our actuarial loss estimates. We believe this database is one of the largest repositories of physician professional liability loss information available in our industry and provides us and our actuarial consultants with sufficient data to develop reasonable estimates of the ultimate losses under our self insurance program. In addition to the estimated losses, as part of the actuarial process, we obtain revised payment pattern assumptions that are based upon our historical loss and related claims payment experience. Such payment patterns reflect estimated cash outflows for aggregate incurred losses by period based upon the occurrence date of the loss as well as the report date of the loss. Although variances have been observed in the actuarial estimate of ultimate losses by occurrence period between actuarial studies, the estimated payment patterns have shown much more limited variability. We use these payment patterns to develop our estimate of the discounted reserve amounts. The relative consistency of the payment pattern estimates provides us with a foundation in which to develop a reasonable estimate of the discount value of the professional liability reserves based upon the most current estimate of ultimate losses to be paid and the reasonable likelihood of the related cash flows over the payment period. As of March 31, 2010 and December 31, 2009, our estimated loss reserves were discounted at 3.9%, which was the current ten year U.S. Treasury rate at each of those dates, and which reflects the risk free interest rate over the expected period of claims payments.

In establishing our initial reserves for a given loss period, management considers the results of the actuarial loss estimates for such periods as well as assumptions regarding loss retention levels and other program costs to be incurred. On a semi-annual basis, we will review our professional liability reserves considering not only the reserves and loss estimates associated with the current period but also the reserves established in prior periods based upon revised actuarial loss estimates. The actuarial estimation process employed utilizes a frequency severity simulation model to estimate the ultimate cost of claims for each loss period. The results of the simulation model are then validated by a comparison to the results from several different actuarial methods (paid loss development, incurred loss development, incurred Bornhuetter-Ferguson method, paid Bornhuetter-Ferguson method) for reasonableness. Each method contains assumptions regarding the underlying claims process. Actuarial loss estimates at various confidence levels capture the variability in the loss estimates for process risk but assume that the underlying model and assumptions are correct. Adjustments to professional liability loss reserves will be made as needed to reflect revised assumptions and emerging trends and data. Any adjustments to reserves are reflected in the current operations. Due to the size of our reserve for professional liability losses, even a small percentage adjustment to these estimates can have a material effect on the results of operations for the period in which the adjustment is made. Given the number of factors considered in establishing the reserves for professional liability losses, it is neither practical nor meaningful to isolate a particular assumption or parameter of the process and calculate the impact of changing that single item. The actuarial reports provide a variety of loss estimates based upon statistical confidence levels reflecting the inherent uncertainty of the medical professional liability claims environment in which we operate. Initial year loss estimates are generally recorded using the actuarial expected loss estimate, but aggregate professional liability loss reserves may be carried at amounts in excess of the expected loss estimates provided by the actuarial reports due to the relatively short time period in which the Company has provided for its losses on a self insured basis and the expectation that we believe additional adjustments to prior year estimates may occur as our reporting history and loss portfolio matures. In addition, the Company is subject to the risk of claims in excess of insured limits as well as unlimited aggregate risk of loss in certain loss periods. As the Company’s self insurance program continues to mature and additional stability is noted in the loss development trends in the initial years of the program, we expect to continue to review and evaluate the carried level of reserves and make adjustments as needed.

Based on the results of the actuarial study completed in April 2010, we recorded a reduction in professional liability reserves associated with prior year loss estimates in the amount of $7.2 million during the three months ended March 31, 2010. Of the total reserve reduction, approximately $5.4 million was associated with loss estimates established in prior years for the self insurance program covering the loss occurrence periods from March 12, 2003 through December 31, 2009. The remaining reserve reduction of $1.8 million was associated with the estimated losses in excess of the aggregate limit of coverage under the commercial insurance program that ended March 12, 2003.

The following reflects the current reserves for professional liability costs as of March 31, 2010 (in millions) as well as the sensitivity of the reserve estimates at a 75% and 90% confidence level:

As reported	$142.6
At 75% confidence level	$142.6
At 90% confidence level	$148.7

It is not possible to quantify the amount of the change in our estimate of prior year losses by individual fiscal period due to the nature of the professional liability loss estimates that are provided to us on an occurrence period basis and the nature of the coverage that is obtained in the commercial insurance market which is generally underwritten on a claims made or report period basis. Even though we are self insured for a significant portion of our risk, due to customer contracting requirements and state insurance regulations, we still, at times, must place coverage on a claims made or report period basis with commercial insurance carriers. When evaluating the appropriate carrying level of our self insured professional liability reserves, management considers the current estimates of occurrence period loss estimates as well as how such loss estimates and related future claims will interact with previous or current commercial insurance programs when projecting future cash flows. However, the complexity that is associated with multiple occurrence periods interacting with multiple report periods that contain risks and related reserves retained by us, as well as transferred to commercial insurance carriers, makes it impossible to allocate the change in prior year loss estimates to individual occurrence periods. Instead, we evaluate the future expected cash flows for all historical loss periods in the aggregate and compare such estimates to the current carrying value of our professional liability reserves. This process provides the basis for us to conclude that our reserves for professional liability losses are reasonable and properly stated. Management considers the results of actuarial studies when estimating the appropriate level of professional liability reserves and no adjustments to prior year loss estimates were made in periods where updated actuarial loss estimates were not available. Contributing to the reduction in professional liability reserves associated with prior years recognized in the first quarter of 2010 were improvements in the estimate of ultimate losses by occurrence periods contained in the actuarial report received in April 2010. The April 2010 actuarial report reflected a reduction in the estimated ultimate undiscounted losses by occurrence period of between 5.8% and 6.3% (at various confidence factors) for the self insured loss period from March 12, 2003 through December 31, 2009. The April 2010 actuarial report also reflected a reduction in the estimated undiscounted losses of between 4.0% and 4.6% (at various confidence factors) for the Company’s exposure in excess of the aggregate limit of coverage in place on the commercial insurance program that ended March 12, 2003.

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

Impairment of Intangible Assets

In assessing the recoverability of the Company’s intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets.

Results of Operations

The following discussion provides an analysis of our results of operations and should be read in conjunction with our unaudited consolidated financial statements. The operating results of the periods presented were not significantly affected by general inflation in the U.S. economy. Net revenue less the provision for uncollectibles is an estimate of future cash collections and as such it is a key measurement by which management evaluates performance of individual contracts as well as the Company as a whole. The following table sets forth the components of net earnings as a percentage of net revenue less provision for uncollectibles for the periods indicated:

	Three Months Ended March 31,
	2009	2010
Net revenue less provision for uncollectibles	100.0%	100.0%
Professional service expenses	76.9	77.6
Professional (benefit) liability costs	(1.9)	1.6
General and administrative expenses	8.4	8.5
Management fee and other expenses	0.3	—
Transaction costs	—	—
Depreciation and amortization	1.3	1.8
Loss on extinguishment of debt	—	4.1
Interest expense, net	2.9	1.6

Earnings before income taxes	12.1	4.9
Provision for income taxes	4.7	1.9

Net earnings	7.4%	3.0%

Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

Net Revenue. Net revenue in the three months ended March 31, 2010 increased $37.2 million, or 6.3%, to $632.0 million from $594.8 million in the three months ended March 31, 2009. The increase in net revenue resulted primarily from increases in fee-for-service revenue of $42.7 million and other revenue of $0.5 million while contract revenue decreased $6.1 million. The increase in fee-for-service revenue was primarily a result of increases in estimated collections per billed visit and a 2.3% increase in total fee-for-service visits and procedures. Estimated collections per visit increased due to annual increases in gross charges, managed care pricing, increases in average patient acuity levels, and revenue cycle improvements. Total fee-for-service visit and procedure increases were constrained by period over period declines in same contract volume. Although we cannot quantify the exact impact, we believe a lack of a discernable flu season and adverse weather conditions in certain sections of the country contributed to the approximately 14,000 same contract visit and procedure decline we experienced between quarters. These reductions were offset by an increase of 57,000 visits and procedures from new and acquired contracts net of terminations. The decrease in contract revenue was due primarily to declines in our military, locums tenens and radiology operations associated with contracting within the military and reductions in temporary staffing and teleradiology volumes. These contract revenue decreases were partially offset by the contribution of our newly acquired anesthesiology operations. In the three months ended March 31, 2010, fee-for-service revenue was 82.0% of net revenue compared to 80.0% in the same period of 2009, contract revenue was 16.9% of net revenue in 2010 compared to 19.0% in 2009 and other revenue was 1.1% in 2010 compared to 1.0% in 2009.

Provision for Uncollectibles. The provision for uncollectibles was $267.5 million in the three months ended March 31, 2010 compared to $245.2 million in the corresponding period in 2009, an increase of $22.3 million, or 9.1%. The provision for uncollectibles as a percentage of net revenue was 42.3% in the three months ended March 31, 2010 compared with 41.2% in the corresponding period of 2009. The provision for uncollectibles is primarily related to revenue generated under fee-for-service contracts that is not expected to be fully collected. The period over period increase in the provision is due primarily to annual increases in gross fee schedules. For the three months ended March 31, 2010 self pay fee-for-service visits were approximately 20.8% of the total fee-for-service visits compared to approximately 21.3% in the same period of 2009.

Net Revenue Less Provision for Uncollectibles. Net revenue less provision for uncollectibles in the three months ended March 31, 2010 increased $14.9 million, or 4.3%, to $364.5 million from $349.6 million in the three months ended March 31, 2009. Same contract revenue, which consists of contracts under management in both periods, increased $0.5 million, or 0.2%, to $315.1 million in 2010 compared to $314.6 million in 2009. In the first quarter of 2010, same contract revenue less provision benefited from increases in estimated collections per billing unit in the amount of 2.8% which contributed approximately 2.0% of same contract growth between quarters. The increase in the estimated collections per billing unit is attributable to annual increases in gross charges, managed care pricing improvements and increases in average patient acuity levels, partially offset by changes in payer mix between periods. These were partially offset by a decline in same contract billed patient volume of 0.8% which contributed a 0.6% decline in same contract revenue growth. Declines in contract and other revenue, primarily associated with our military and locums tenens operations further constrained same contract revenue growth by 1.2%. Acquisitions contributed $21.4 million of growth between periods. Excluding the impact of contracting changes within the military division, net new contract revenue increased $4.6 million while changes within military staffing contracts resulted in a decline of $11.6 million between periods. We typically gain new contracts by replacing competitors at hospitals that currently outsource such services, obtaining new contracts from facilities that do not currently outsource and responding to contracting opportunities within the military healthcare system. Factors influencing new contracting opportunities include the depth and breath of our service offerings, our reputation and experience, our ability to recruit and retain qualified clinicians, and pricing considerations when a subsidy or contract payment is required. Contracts are typically terminated due to economic considerations, a change in hospital administration or ownership, dissatisfaction with our service offerings or, primarily relating to our military staffing arrangements, at the end of the contract term.

The components of net revenue less provision for uncollectibles includes revenue from contracts that have been in effect for prior periods (same contracts) and from new and acquired contracts during the periods, as set forth in the table below:

	Three Months Ended March 31,
	2009	2010
	(in thousands)
Same contracts:
Fee-for-service revenue	$217,065	$221,392
Contract and other revenue	97,497	93,706

Total same contracts	314,562	315,098
New contracts, net of terminations:
Fee-for-service revenue	13,231	15,558
Contract and other revenue	21,286	11,881

Total new contracts, net of terminations	34,517	27,439
Acquired contracts:
Fee-for-service revenue	507	13,356
Contract and other revenue	—	8,572

Total acquired contracts	507	21,928
Consolidated:
Fee-for-service revenue	230,803	250,306
Contract and other revenue	118,783	114,159

Total net revenue less provision for uncollectibles	$349,586	$364,465

The following table reflects the visits and procedures included within fee-for-service revenues described in the table above:

	Three Months Ended March 31,
	2009	2010
	(in thousands)
Fee-for-service visits and procedures:
Same contract	1,745	1,731
New and acquired contracts, net of terminations	128	185

Total fee-for-service visits and procedures	1,873	1,916

Professional Service Expenses. Professional service expenses, which include physician and provider costs, billing and collection expenses, and other professional expenses, totaled $282.8 million in the three months ended March 31, 2010 compared to $268.9 million in the three months ended March 31, 2009, an increase of $13.9 million, or 5.2%. The higher cost between periods included an increase of approximately $5.9 million associated with increases in the average rates paid per hour of provider service on a same contract basis. Increases in average rates paid reflect period over period wage and benefit increases associated with the provision of clinical services. Also contributing to the increase in expense was $8.0 million related to our acquisitions and net growth. The increases in professional service costs were partially offset by reductions in provider costs within our military operations due to net contract terminations. Professional service expenses as a percentage of net revenue less provision for uncollectibles increased to 77.6% in the three months ended March 31, 2010 compared to 76.9% in the three months ended March 31, 2009.

Professional Liability Costs. Professional liability costs were $5.9 million in the three months ended March 31, 2010 compared to a benefit of $6.7 million in the three months ended March 31, 2009. Professional liability costs for the three months ended March 31, 2010 and 2009 include reductions in professional liability reserves related to prior years of $7.2 million in 2010 and $18.8 million in 2009 resulting from actuarial studies completed during the respective periods. Factors contributing to the change in prior year loss estimates included favorable loss development on historical periods between actuarial studies as well as favorable trends in the frequency and severity of claims reported compared to historical trends. We believe that both internal initiatives in the areas of patient safety, risk management and claims management, as well as external factors such as tort reform in certain key states, continue to contribute to these favorable trends in prior year loss estimates. Excluding the benefit of prior year reserve adjustments in both periods, professional liability costs increased $1.1 million, or 8.8%, between periods. The increase was primarily attributable to an increase in total provider hours. Excluding the benefit of prior year reserve adjustments in each period, professional liability costs as a percentage of net revenue less provisions for uncollectibles was 3.6% in the first quarter of 2010 compared to 3.5% in the corresponding period of 2009.

General and Administrative Expenses. General and administrative expenses increased $1.6 million, or 5.4%, to $30.8 million for the three months ended March 31, 2010 from $29.2 million in the three months ended March 31, 2009. General and administrative expenses as a percentage of net revenue less provision for uncollectibles were 8.5% in 2010 compared to 8.4% in 2009. The increase is primarily attributable to acquisitions which contributed $1.4 million of the increase in general and administrative expenses.

Management Fee and Other Expenses (Income). Management fee and other expenses (income) was a gain of $0.1 million in the three months ended March 31, 2010 and an expense of $0.9 million in the same period in 2009. The decrease is attributable to the termination of our monitoring fee agreement with our sponsor in connection with our December 2009 initial public offering.

Depreciation and Amortization. Depreciation and amortization expense was $6.4 million in the three months ended March 31, 2010 compared to $4.6 million for the three months ended March 31, 2009. The increase of $1.8 million between periods was primarily due to higher amortization expense related to our acquisitions in 2009 and 2010.

Net Interest Expense. Net interest expense decreased $4.3 million to $5.8 million in the three months ended March 31, 2010, compared to $10.1 million in the corresponding period in 2009, primarily due to reduced levels of outstanding debt as well as lower borrowing rates on our term loan facility between periods.

Transaction Costs. Transaction costs were $0.1 million for each of the three months periods ended March 31, 2010 and 2009. These costs relate to advisory, legal, accounting and other fees incurred related to acquisition activity during the respective periods.

Loss on Extinguishment of Debt. We recognized a loss of $14.9 million in connection with the redemption of $157.5 million of our 11.25% Senior Subordinated Notes in 2010. The loss consists of $11.0 million of bond redemption premium payments and the write off of $3.8 million of deferred financing costs.

Earnings before Income Taxes. Earnings before income taxes in the three months ended March 31, 2010 were $17.9 million compared to $42.4 million in the corresponding period in 2009.

Provision for Income Taxes. The provision for income taxes was $7.0 million in the three months ended March 31, 2010 compared to $16.5 million in the corresponding period in 2009.

Net Earnings. Net earnings were $10.9 million in the three months ended March 31, 2010 compared to $25.9 million in the three months ended March 31, 2009.

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

Cash used in operating activities in the three months ended March 31, 2010 was $10.7 million compared to cash provided by operations of $30.3 million in the corresponding period in 2009. The $41.0 million reduction in operating cash flow was principally the result of $13.8 million of cash costs associated with the 11.25% Senior Subordinated Notes redemption, including $2.8 million of accrued interest payments. In addition to the bond redemption, other elements contributing to the change in operating cash between quarters were increased levels of accounts receivable funding, and increases in the funding of current liabilities, including prior year incentive plan liabilities during the first quarter of 2010 compared to 2009. Cash used in investing activities in the three months ended March 31, 2010 was $7.2 million compared to $9.3 million in the same period of 2009. The $2.1 million decrease in cash used in investing activities was principally due to a decrease in net purchases of investments between periods at the captive insurance subsidiary and a decrease in capital expenditures partially offset by an increase in cash payments made related to acquisitions. Cash used in financing activities in the three months ended March 31, 2010 was $136.8 million compared to $1.1 million in the three months ended March 31, 2009. The increase in cash used for financing activities is due to the $157.5 million payment made in connection with the redemption of our 11.25% Senior Subordinated Notes (“Notes”) partially offset by the $21.8 million net proceeds received in connection with the exercise of the underwriters’ over allotment option during the quarter.

We spent $1.2 million in the first three months of 2010 and $1.5 million in the first three months of 2009 for capital expenditures. These expenditures were primarily for billing and information technology investments and related development projects along with projects in support of operational initiatives.

As of March 31, 2010, we had $452.5 million in aggregate indebtedness consisting of $406.9 million of our term loan and $45.5 million of the Notes, with an additional $125.0 million of borrowing capacity available under our senior secured revolving credit facility (without giving effect to $7.2 million of undrawn letters of credit). During the first quarter of 2010, we redeemed a total of $157.5 million of the Notes utilizing the net proceeds from our initial public offering. The Notes were redeemed at a redemption price of 107.0% of the principal amount thereof, plus accrued and unpaid interest.

The Notes, which were issued on November 23, 2005 by our subsidiaries, Team Finance LLC and Health Finance Corporation, and mature on December 1, 2013, are subordinated in right of payment to all of our senior debt and are senior in right of payment to all of our existing and future subordinated debt. Interest on the Notes accrues at the rate of 11.25% per annum, payable semi-annually in arrears on June 1 and December 1 of each year. We may redeem some or all of the Notes at any time at various redemption prices. The Notes are guaranteed jointly and severally by Team Health Holdings, Inc. and all of our domestic wholly-owned operating subsidiaries as required by the indenture governing the Notes.

We amended our senior secured credit agreement effective December 22, 2009. As part of the amendment, lenders holding $125.0 million of commitments in the aggregate under the revolving credit facility agreed to extend the maturity date of their commitments to August 23, 2012. Outstanding term loan borrowings under the senior credit facility mature on November 23, 2012.

The senior credit facility agreement, as amended, and the indenture governing the Notes contain both affirmative and negative covenants, including limitations on our ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire our capital stock, acquire the capital stock or assets of another business, pay dividends, and require us to comply with certain coverage and leverage ratios. The December 2009 amendment provides additional flexibility under certain of our covenants, including permitting us to make additional investments, loans and advances, to make additional repayments of our Notes and to incur additional earn-out obligations in connection with permitted acquisitions. The senior credit agreement also includes a provision for the prepayment of a portion of the outstanding term loan amounts at any year-end if we generate “excess cash flow,” as defined in the agreement.

As of March 31, 2010 we were a party to three separate forward interest rate swap agreements. The objective of the agreements is to eliminate the variability of the cash flows in interest payments for $200.0 million of the variable-rate term loan for a three year period. The agreements are contracts to exchange, on a quarterly basis, floating interest rate payments based on the Eurocurrency rate, for fixed interest payments over the life of the agreements. We have determined that the interest rate swaps are highly effective and qualify for hedge accounting; therefore in the three months ended March 31, 2010, we have recorded the increase in the fair value of the interest rate swaps, net of tax, of approximately $0.3 million as a component of other comprehensive earnings.

These agreements expose us to credit losses in the event of non-performance by the counterparty to the financial instruments. The counterparty is a creditworthy financial institution and we believe the counterparty will be able to fully satisfy its obligations under the contracts.

Subject to any contractual restrictions, the Company and its subsidiaries, affiliates or significant shareholders (including The Blackstone Group L.P. and its affiliates) may from time to time, in their sole discretion, purchase, repay, redeem or retire any of the Company’s outstanding debt or equity securities (including any publicly issued debt or equity securities), in privately negotiated or open market transactions, by tender offer or otherwise.

As of March 31, 2010, we had total cash and cash equivalents of approximately $15.7 million. There are no known liquidity restrictions or impairments on our cash and cash equivalents as of March 31, 2010. Our ongoing cash needs for the three months ended March 31, 2010 were substantially met from internally generated operating sources and periodic borrowing under the revolving facility. As of March 31, 2010 there were no amounts outstanding under the revolving credit facility.

We have historically been an acquirer of other physician staffing businesses and related interests. During the three months ended March 31, 2010, we completed the acquisitions of certain assets and related business operations of two emergency staffing businesses and clinics located in Virginia, Rhode Island and Florida for a total of $4.2 million in cash. In addition, we may have to pay up to $2.3 million in future contingent payments related to these acquisitions. For the same period in 2009 we acquired an emergency staffing business located in

Kentucky for a total of $2.7 million in cash. In addition, we may have to pay up to $2.3 million in future contingent payments related to this acquisition. Total future contingent payment obligations for these and previous acquisitions are estimated to be approximately $22.5 million as of March 31, 2010.

We are currently a party to several letters of intent to acquire certain physician staffing businesses. Such letters are non-binding and subject to conditions such as completion of our due diligence. However, if we do ultimately consummate these potential acquisitions, we would expect to fund such acquisitions using our existing cash or through borrowings under our revolving credit facility. If we were to complete all such potential acquisitions that are currently subject to a letter of intent, we would expect the purchase prices to be approximately $65.5 million in the aggregate, with an approximate $49.5 million to be paid at closing. In addition to these potential transactions, we are in preliminary discussions with other parties that have not reached the phase in negotiations where a non-binding letter of intent would be executed.

Effective March 12, 2003, we began providing for professional liability risks in part through a captive insurance company. Prior to such date we insured such risks principally through the commercial insurance market. The change in the professional liability insurance program initially resulted in increased cash flow due to the retention of cash formerly paid out in the form of insurance premiums to a commercial insurance company coupled with a long period (typically 2-4 years or longer on average) before cash payout of such losses occurs. A portion of such cash retained is retained within our captive insurance company and therefore not immediately available for general corporate purposes. As of March 31, 2010, the current value of cash or cash equivalents and related investments held within the captive insurance company totaled approximately $88.7 million. Investments of the captive insurance subsidiary are carried at fair market value and as of March 31, 2010 reflected $2.4 million of net unrealized gains. Effective June 1, 2009, we renewed our fronting carrier program with a commercial insurance carrier through May 31, 2010. In connection with this renewal, we have paid cash premiums of approximately $11.5 million to the commercial insurance carrier. For the three months ended March 31, 2010 we funded approximately $5.3 million of premiums to the captive subsidiary. We also expect to pay premiums to the captive insurance subsidiary of $5.3 million through May 31, 2010. For the three months ended March 31, 2010, we also funded a total of $0.4 million to a commercial insurance provider in order to meet our obligation for incurred costs in excess of the aggregate limits of coverage in place on the commercial insurance policy that ended March 11, 2003. We will fund additional payments which will be based upon the level of incurred losses relative to the aggregate limit of the coverage at that time as additional claims are processed.

Under the indenture governing the Notes, our ability to engage in certain activities such as incurring certain additional indebtedness, making certain investments, and paying certain dividends is tied to ratios based on Adjusted EBITDA (which is defined as “EBITDA” in the indenture). Adjusted EBITDA under the indenture is defined as net earnings before interest expense, taxes, depreciation and amortization, as further adjusted to exclude unusual items, non-cash items and the other adjustments shown in the table below. We believe that the disclosure of the calculation of Adjusted EBITDA provides information that is useful to an investor’s understanding of our liquidity and financial flexibility. Adjusted EBITDA is not a measurement of financial performance or liquidity under generally accepted accounting principles. It should not be considered in isolation or as a substitute for net income, operating income, cash flows from operating, investing or financing activities, or any other measure calculated in accordance with generally accepted accounting principles. Adjusted EBITDA as calculated under the indenture for the Notes is as follows (in thousands):

	Three Months Ended March 31,
	2009	2010
	(in thousands)
Net earnings	$25,897	$10,898
Interest expense, net	10,096	5,763
Provision for income taxes	16,529	6,962
Depreciation and amortization	4,625	6,415
Management fee and other expenses (income)(a)	939	(62)
Loss on extinguishment of debt(b)	—	14,862
Transaction costs(c)	81	65
Stock based compensation expense(d)	186	204
Insurance subsidiary interest income	860	684
Severance and other charges	312	12

Adjusted EBITDA*	$59,525	$45,803

*	Adjusted EBITDA totals are not adjusted for the favorable effects of professional liability loss reserve adjustments associated with prior years of $18,824 and $7,219 for the three months ended March 31, 2009 and 2010, respectively. Adjusting for the effects of professional liability loss reserve adjustments associated with prior years, Adjusted EBITDA would have been reduced to $40,701 and $38,584 for the three months ended March 31, 2009 and 2010, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
(a)	Reflects sponsor management fee and loss on disposal of assets in 2009 and loss on disposal of assets and realized gain on investments in 2010.
(b)	Reflects the loss on the redemption of a portion of the 11.25% Senior Subordinated Notes, including the write-off of deferred financing costs of $3,837.
(c)	Reflects expenses associated with acquisition transaction fees.
(d)	Reflects, for 2009, costs related to the recognition of expense in connection with the issuance of restricted units under the Team Health, Inc. 2005 Unit Plan and, for 2010, reflects costs related to options and restricted shares granted under the Team Health Holdings, Inc. 2009 Stock Incentive Plan.

Inflation

We do not believe that general inflation in the U.S. economy has had a material impact on our financial position or results of operations.

Seasonality

Historically, our revenues and operating results have reflected minimal seasonal variation due to the significance of revenues derived from patient visits to emergency departments, which are generally open on a year-round basis, and also due to our geographic diversification. Revenue from our non-emergency department staffing lines is dependent on a healthcare facility being open during selected time periods. Revenue in such instances will fluctuate depending upon such factors as the number of holidays in the period.

Recently Issued Accounting Standards

See Note 2 of the accompanying consolidated financial statements for discussion related to recently issued accounting standards.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk related to changes in interest rates. The Company does not use derivative financial instruments for speculative or trading purposes.

The Company’s earnings are affected by changes in short-term interest rates as a result of its borrowings under its term loan facility.

At March 31, 2010, the fair value of the Company’s total debt, which has a carrying value of $452.5 million, was approximately $444.3 million. The Company had $406.9 million of variable debt outstanding at March 31, 2010. If the market interest rates for the Company’s variable rate borrowings had averaged 1% more subsequent to December 31, 2009, the Company’s interest expense (excluding the impact of our interest rate swap agreements) would have increased, and earnings before income taxes would have decreased, by approximately $1.0 million for the three months ended March 31, 2010. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management could take actions in an attempt to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company’s financial structure. This level of interest rate exposure is consistent with the overall interest rate exposure at December 31, 2009.

Item 4.	Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. As of March 31, 2010, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2010, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting: There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART 2. OTHER INFORMATION

Item 1.	Legal Proceedings

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

Item 1A.	Risk Factors

There are no material changes from the risk factors previously disclosed in our Form 10-K, filed with the Securities and Exchange Commission on March 12, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Certificate of Incorporation of Team Health Holdings, Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed by the Company on December 12, 2009)

3.2	By-laws of Team Health Holdings, Inc. (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K, filed by the Company on December 12, 2009)

31.1	Certification by Greg Roth for Team Health Holdings, Inc. dated May 11, 2010 as required by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification by David Jones for Team Health Holdings, Inc. dated May 11, 2010 as required by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Certification by Greg Roth for Team Health Holdings, Inc. dated May 11, 2010 as required by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.2	Certification by David Jones for Team Health Holdings, Inc. dated May 11, 2010 as required by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

TEAM HEALTH HOLDINGS, INC.

May 11, 2010	/S/ GREG ROTH
Greg Roth Chief Executive Officer

May 11, 2010	/S/ DAVID P. JONES
David P. Jones Chief Financial Officer

EXHIBIT INDEX

3.1	Certificate of Incorporation of Team Health Holdings, Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed by the Company on December 12, 2009)

3.2	By-laws of Team Health Holdings, Inc. (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K, filed by the Company on December 12, 2009)

31.1	Certification by Greg Roth for Team Health Holdings, Inc. dated May 11, 2010 as required by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification by David Jones for Team Health Holdings, Inc. dated May 11, 2010 as required by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Certification by Greg Roth for Team Health Holdings, Inc. dated May 11, 2010 as required by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.2	Certification by David Jones for Team Health Holdings, Inc. dated May 11, 2010 as required by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)