Form 10-Q
period 2010-06-30
TEAM HEALTH HOLDINGS INC.
filed 2010-08-10
CIK 1082754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2010

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                      to                     .

Commission File Number 001-34583

Team Health Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	36-4276525
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

265 Brookview Centre Way

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

As of August 10, 2010, there were outstanding              shares of Common Stock of Team Health Holdings, Inc, with a par value of $.01.

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical facts and that reflect the current view of Team Health Holdings, Inc. (the “Company”) about future events and financial performance are hereby identified as “forward looking statements.” Some of these statements can be identified by terms and phrases such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “could,” “should,” “may,” “plan,” “project,” “predict” and similar expressions. The Company cautions readers of this Form 10-Q that such “forward looking statements”, including without limitation, those relating to the Company’s future business prospects, revenue, working capital, professional liability expense, liquidity, capital needs, interest costs and income, wherever they occur in this Form 10-Q or in other statements attributable to the Company, are necessarily estimates reflecting the judgment of the Company’s senior management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the “forward looking statements”. Factors that could cause our actual results to differ materially from those expressed or implied in such forward-looking statements, include, but are not limited to:

•	the current U.S. and global economic conditions;

•	the current U.S. and state health reform legislative initiatives;

•	the effect and interpretation of current or future government regulation of the healthcare industry, and our ability to comply with these regulations;

•	our exposure to billing investigations and audits by federal and state authorities, as well as non-governmental auditing contractors;

•	our exposure to professional liability lawsuits;

•	the adequacy of our insurance reserves;

•	our reliance on reimbursements by third-party payers, as well as payments by individuals;

•	change in rates or methods of government payments for our services;

•	the general level of emergency department patient volumes at our clients’ facilities;

•	our exposure to the financial risks associated with fee for service contracts;

•	our ability to timely or accurately bill for services;

•	our ability to timely enroll healthcare professionals in the Medicare program;

•	a reclassification of independent contractor physicians by tax authorities;

•	the concentration of a significant number of our programs in certain states, particularly Florida and Tennessee;

•	any loss of or failure to renew contracts within the Military Health System Program, which are subject to a competitive bidding process;

•	our exposure to litigation;

•	fluctuations in our quarterly operating results which could affect our ability to raise new capital for our business;

•	effect on our revenues if we experience a net loss of contracts;

•	our ability to accurately assess the costs we will incur under new contracts;

•	our ability to find suitable acquisition candidates or successfully integrate completed acquisitions;

•	our ability to implement our business strategy and manage our growth effectively;

•	our future capital needs and ability to raise capital when needed;

•	our ability to successfully recruit and retain qualified physicians and nurses;

•	enforceability of our non-competition and non-solicitation contractual arrangements with some affiliated physicians and professional corporations;

•	the high level of competition in our industry;

•	our dependence on numerous complex information systems and our ability to maintain these systems or implement new systems;

•	our ability to protect our proprietary technology and services;

•	our loss of key personnel and/or ability to attract and retain highly qualified personnel;

•

our exposure to risks relating to the management’s evaluation and auditor’s opinion on the effectiveness of our internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002;

•	our ability to comply with federal or state anti-kickback laws;

•	changes in existing laws or regulations, adverse judicial or administrative interpretations of these laws and regulations or enactment of new legislation;

•	our exposure to a loss of contracts with our physicians or termination of relationships with our affiliated professional corporations in order to comply with antitrust laws;

•	our substantial indebtedness and ability to incur substantially more debt;

•	our ability to generate sufficient cash to service our debt;

•	restrictive covenants in our debt agreements which may restrict our ability to pursue our business strategies and our ability to comply with them; and

•	the interests of our sponsor may be in conflict with your interests.

For a more detailed discussion of these factors, see the information under the caption “Risk Factors” in the Company’s most recent annual report on Form 10-K filed with the Securities and Exchange Commission and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein and in the Company’s most recent annual report on Form 10-K.

The Company’s forward-looking statements speak only as of the date of this report or as of the date they are made. The Company disclaims any intent or obligation to update any “forward looking statement” made in this Form 10-Q to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

TEAM HEALTH HOLDINGS, INC.

QUARTERLY REPORT FOR THE THREE AND SIX MONTHS

ENDED JUNE 30, 2010

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

TEAM HEALTH HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2009	June 30, 2010
	(Unaudited) (In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$170,331	$33,290
Accounts receivable, less allowance for uncollectibles of $178,712 and $203,086 in 2009 and 2010, respectively	237,703	255,302
Prepaid expenses and other current assets	17,040	25,236
Receivables under insured programs	17,615	12,304

Total current assets	442,689	326,132
Investments of insurance subsidiary	86,975	93,805
Property and equipment, net	28,850	29,589
Other intangibles, net	59,505	52,519
Goodwill	213,978	217,682
Deferred income taxes	44,880	39,722
Receivables under insured programs	24,708	30,230
Other	39,361	38,549

	$940,946	$828,228

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$17,472	$12,236
Accrued compensation and physician payable	124,380	110,223
Other accrued liabilities	83,955	76,132
Income tax payable	2,979	7,533
Current maturities of long-term debt	161,752	4,250
Deferred income taxes	34,764	35,783

Total current liabilities	425,302	246,157
Long-term debt, less current maturities	449,273	447,148
Other non-current liabilities	158,703	172,750
Shareholders’ equity (deficit):
Common stock, 100,000 shares authorized, 62,401 and 64,437 shares issued and outstanding at December 31, 2009 and June 30, 2010, respectively	624	644
Additional paid-in capital	490,989	514,359
Accumulated deficit	(582,708)	(553,189)
Accumulated other comprehensive (loss) earnings	(1,237)	359

Total shareholders’ deficit	(92,332)	(37,827)

	$940,946	$828,228

See accompanying notes to consolidated financial statements.

TEAM HEALTH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,
	2009	2010
	(Unaudited)
	(In thousands, except per share data)
Net revenue	$635,729	$655,971
Provision for uncollectibles	273,640	280,445

Net revenue less provision for uncollectibles	362,089	375,526
Cost of services rendered (exclusive of depreciation and amortization shown separately below)
Professional service expenses	278,151	283,601
Professional liability costs	12,399	13,282
General and administrative expenses	31,614	32,942
Other expenses	580	777
Depreciation and amortization	4,707	6,423
Interest expense, net	9,026	4,922
Transaction costs	79	393
Impairment of intangibles	—	2,523

Earnings before income taxes	25,533	30,663
Provision for income taxes	9,700	12,043

Net earnings	$15,833	$18,620

	Three Months Ended June 30,
	2009 (Pro forma)	2010
Net earnings per share
Basic	$0.32	$0.29
Diluted	$0.32	$0.29
Weighted average shares outstanding
Basic	48,788	64,166
Diluted	48,994	64,711

See accompanying notes to consolidated financial statements.

TEAM HEALTH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended June 30,
	2009	2010
	(Unaudited)
	(In thousands, except per share data)
Net revenue	$1,230,521	$1,287,937
Provision for uncollectibles	518,846	547,945

Net revenue less provision for uncollectibles	711,675	739,992
Cost of services rendered (exclusive of depreciation and amortization shown separately below)
Professional service expenses	547,083	566,426
Professional liability costs	5,666	19,219
General and administrative expenses	60,834	63,743
Other expenses	1,519	716
Depreciation and amortization	9,332	12,838
Interest expense, net	19,122	10,685
Transaction costs	159	458
Impairment of intangibles	—	2,523
Loss on extinguishment of debt	—	14,862

Earnings before income taxes	67,960	48,522
Provision for income taxes	26,229	19,004

Net earnings	$41,731	$29,518

	Six Months Ended June 30,
	2009 (Pro forma)	2010
Net earnings per share
Basic	$0.85	$0.46
Diluted	$0.85	$0.46
Weighted average shares outstanding
Basic	48,874	64,056
Diluted	49,030	64,618

See accompanying notes to consolidated financial statements.

TEAM HEALTH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2009	2010
	(Unaudited)
	(In thousands)
Operating Activities
Net earnings	$41,731	$29,518
Adjustments to reconcile net earnings:
Depreciation and amortization	9,332	12,838
Amortization of deferred financing costs	1,036	1,029
Employee equity based compensation expense	371	610
Provision for uncollectibles	518,846	547,945
Impairment of intangibles	—	2,523
Deferred income taxes	5,520	5,207
Loss on extinguishment of debt	—	3,837
Loss on disposal of equipment	39	9
Equity in joint venture income	(993)	(1,137)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(514,190)	(565,545)
Prepaids and other assets	(16,898)	(10,605)
Income tax accounts	12,480	4,609
Accounts payable	(2,713)	(5,018)
Accrued compensation and physician payable	1,281	(14,477)
Other accrued liabilities	198	697
Professional liability reserves	(6,677)	2,481

Net cash provided by operating activities	49,363	14,521

Investing Activities
Purchases of property and equipment	(4,036)	(3,874)
Cash paid for acquisitions, net	(2,699)	(4,159)
Purchases of investments by insurance subsidiary	(73,151)	(27,871)
Proceeds from investments by insurance subsidiary	67,830	21,817
Other investing activities	3	4

Net cash used in investing activities	(12,053)	(14,083)

Financing Activities
Payments on notes payable	(2,125)	(2,125)
Payments on 11.25% senior subordinated notes	—	(157,502)
Proceeds from revolving credit facility	—	56,800
Payments on revolving credit facility	—	(56,800)
Proceeds from sale of common shares	—	21,769
Proceeds from the exercise of stock options	—	379
Redemption of common units	(1,716)	—

Net cash used in financing activities	(3,841)	(137,479)

Net increase (decrease) in cash	33,469	(137,041)
Cash and cash equivalents, beginning of period	46,398	170,331

Cash and cash equivalents, end of period	$79,867	$33,290

Interest paid	$19,388	$12,920

Taxes paid	$8,195	$9,233

See accompanying notes to consolidated financial statements.

TEAM HEALTH HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Organization and Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Team Health Holdings, LLC (pre-corporate conversion) and Team Health Holdings, Inc. (post-conversion) (collectively, “Holdings” or “the Company”) and its wholly owned subsidiaries (see Corporate Conversion and Initial Public Offering below) and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.

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

Corporate Conversion and Initial Public Offering

On December 14, 2009, Team Health Holdings, LLC converted from a limited liability company to a Delaware corporation, Team Health Holdings, Inc. As a result, the investors in Team Health Holdings LLC now own common stock rather than equity interests in a limited liability company. The Company refers to this event as its corporate conversion.

As a result of the corporate conversion, Team Health Holdings, LLC’s Class A, B and C units were converted to 49,101,000 shares of Team Health Holdings, Inc.’s common stock.

In December 2009, the Company completed its initial public offering of 13,300,000 shares of common stock. Including the exercise of the underwriters’ over-allotment in January 2010 of 1,995,000 shares, a total of 15,295,000 shares were sold. The total number of outstanding shares of common stock was 64,437,468 as of June 30, 2010.

Unaudited Pro forma Financial Information

The accompanying consolidated statements of operations discloses unaudited pro forma earnings per share for the three and six months ended June 30, 2009, after giving effect to the exchange of Class A, B and C units of Team Health Holdings, LLC for shares of Team Health Holdings, Inc.’s common stock.

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

Note 3. Acquisitions

In December 2009, the Company acquired the operations of an anesthesiology staffing company located in Florida that provides outsourced anesthesiology staffing services to hospitals. Also in December 2009, the Company completed the acquisition of certain assets and related business operations of a locums tenens business located in Georgia that provides temporary staffing of psychiatric physicians to hospitals and other healthcare organizations. In November 2009, the Company completed the acquisition of certain assets and related business operations of an emergency medicine staffing business located in Florida. In March 2009, the Company acquired the operations of a physician staffing business that provides hospital emergency department services under three contracts for locations in Kentucky. The purchase price for these acquisitions was allocated, in accordance with the provisions of ASC Topic 805 “Business Combinations”, to net assets acquired, including goodwill of $56.7 million (of which $3.0 million is tax deductible goodwill) and contract intangibles of approximately $35.4 million, based on management’s estimates.

In March 2010, the Company completed the acquisitions of certain assets and related business operations of two emergency medical staffing businesses and clinics located in Virginia, Rhode Island and Florida. In August 2010, the Company completed the acquisition of certain assets and related business operations of an emergency medical staffing business located in Oklahoma and Kansas. The purchase price for the March 2010 acquisitions was allocated to net assets acquired, including goodwill of $3.7 million (of which all is tax deductible goodwill) and contract intangibles of approximately $2.7 million, based on management’s estimates. The purchase price for the August 2010 acquisition will be allocated to the assets acquired and liabilities assumed based on the provisions of ASC Topic 805.

The results of operations of the acquired businesses have been or will be included in the Company’s consolidated financial statements beginning on the respective acquisition dates.

Note 4. Impairment

In June 2010, the Company recorded an impairment loss of $2.5 million related to the remaining contract intangible associated with a contractual relationship acquired in a previous acquisition. The Company determined, in accordance with the provisions of ASC Subtopic 360-10, Impairment or Disposal of Long-Lived Assets, that the recoverability of the remaining net contract intangible was impaired due to the anticipated termination of the contractual relationship. Based on the Company’s assessment, it was determined that there were not any material future cash flows associated with the contract; therefore, the total net contract intangible as of June 30, 2010, was considered to be impaired.

Note 5. Fair Value Measurements

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

FASB ASC Topic 820 prioritizes the inputs used in measuring fair value into the following hierarchy:

Level 1	Quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2	Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable;

Level 3	Unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

The following table provides information on those assets and liabilities the Company measures at fair value on a recurring basis (in thousands):

	Carrying Amount In Consolidated Balance Sheet June 30, 2010	Fair Value June 30, 2010	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3
Investments of insurance subsidiary:
Money market funds	$13,143	$13,143	$13,143	$—	$—
U. S. Treasury securities	12,591	12,591	12,591	—	—
Municipal bonds	47,770	47,770	47,770	—	—
Agency notes	20,301	20,301	20,301	—	—

Total investments of insurance subsidiary	$93,805	$93,805	$93,805	$—	$—

Interest rate swap liability	$2,942	$2,942	$—	$2,942	$—

The fair values of the Company’s investments of insurance subsidiary are based on quoted prices. As of June 30, 2010, the fair value of these investments reflected unrealized gains of $3.3 million and $36,000 of unrealized losses. See Note 7 for more information regarding the Company’s investments. The fair value of the Company’s interest rate swaps were determined using inputs that are available in the public swap markets for similarly termed instruments and then making adjustments for terms specific to the Company’s instruments and the Company’s and counterparty’s implied credit risk. See Note 6 for more information regarding the Company’s interest rate swap agreements. The fair value of the Company’s other financial instruments approximates their carrying values.

Note 6. Financial Derivative Instruments

As of June 30, 2010, the Company was a party to three separate forward interest rate swap agreements. The objective of the agreements is to eliminate the variability of the cash flows in interest payments for $200.0 million of the Company’s variable-rate term loan facility for a three-year period. The agreements are contracts to exchange, on a quarterly basis, floating interest rate payments based on the Eurocurrency rate, for fixed interest payments over the life of the agreements. The Company has determined the interest rate swaps are highly effective and qualify for hedge accounting; therefore, the changes in fair value of the interest rate swaps, net of tax, are recorded as a component of other comprehensive earnings. At June 30, 2010, the Company does not expect to reclassify any net gains or losses on its interest rate swap agreements from accumulated other comprehensive income to earnings during the next twelve months.

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

The following table presents the location of the liabilities associated with the Company’s interest rate swap agreements within the accompanying consolidated Balance Sheets (in thousands):

	Balance Sheet Location	Asset Derivatives		Liability Derivatives
		Fair Value at December 31, 2009	Fair Value at June 30, 2010	Fair Value at December 31, 2009	Fair Value at June 30, 2010
Derivatives designated as hedging:
Interest rate swap contracts	Other non-current liabilities	$—	$—	$4,731	$2,942

The following table presents the impact of the Company’s interest rate swap agreements and their location within the accompanying consolidated financial statements (in thousands):

	Amount of (Gain) Loss Recognized in Other Comprehensive Income on Derivative (Effective Portion)				Amount of (Gain) Loss Reclassified from Other Comprehensive Income into Income (Effective Portion)		Amount of (Gain) Loss Recognized in Income on Derivative (Ineffective Portion)
	Six Months Ended June 30,				Six Months Ended June 30,		Six Months Ended June 30,
	2009		2010		2009	2010	2009	2010
Interest rate swap contracts	$(688	)(a)	$(1,091	)(a)	$—	$—	$—	$—

(a)	Net of tax

Note 7. Investments

Investments represent securities held by the Company’s captive insurance subsidiary. At December 31, 2009 and June 30, 2010, amortized cost basis and aggregate fair value of the Company’s available-for-sale securities by investment type were as follows (in thousands):

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2009
Money market funds	$3,090	$—	$—	$3,090
U. S. Treasury securities	13,672	84	(380)	13,376
Municipal bonds	44,795	2,163	(37)	46,921
Agency notes	22,882	706	—	23,588

	$84,439	$2,953	$(417)	$86,975

June 30, 2010
Money market funds	$13,143	$—	$—	$13,143
U. S. Treasury securities	12,383	208	—	12,591
Municipal bonds	45,107	2,699	(36)	47,770
Agency notes	19,861	440	—	20,301

	$90,494	$3,347	$(36)	$93,805

At December 31, 2009 and June 30, 2010, the amortized cost basis and aggregate fair value of the Company’s available-for-sale securities by contractual maturities were as follows (in thousands):

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2009
Due in less than one year	$18,199	$314	$—	$18,513
Due after one year through five years	25,285	918	(13)	26,190
Due after five years through ten years	40,955	1,721	(404)	42,272
Due after ten years	—	—	—	—

Total	$84,439	$2,953	$(417)	$86,975

June 30, 2010
Due in less than one year	$31,305	$251	$(11)	$31,545
Due after one year through five years	20,473	809	(9)	21,273
Due after five years through ten years	38,716	2,287	(16)	40,987
Due after ten years	—	—	—	—

Total	$90,494	$3,347	$(36)	$93,805

A summary of the Company’s temporarily impaired available-for-sale investment securities as of June 30, 2010 follows (in thousands):

	Impaired Less Than 12 Months		Impaired Over 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2010
Money market funds	$—	$—	$—	$—	$—	$—
U. S. Treasury securities	—	—	—	—	—	—
Municipal bonds	2,858	(36)	—	—	2,858	(36)
Agency notes	—	—	—	—	—	—

Total investment	$2,858	$(36)	$—	$—	$2,858	$(36)

The unrealized losses resulted from changes in market interest rates, not from changes in the probability of contractual cash flows. Because the Company has the ability and intent to hold the investments until a recovery of carrying value and full collection of the amounts due according to the contractual terms of the investments is expected, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2010.

During the six months ended June 30, 2010, the Company recorded a gain on the sale of investments of approximately $0.1 million.

Note 8. Net Revenue

Net revenue for the three and six months ended June 30, 2009 and 2010 consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Fee-for-service revenue	$513,967	$545,597	$989,518	$1,063,849
Contract revenue	115,027	103,528	228,034	210,467
Other revenue	6,735	6,846	12,969	13,621

	$635,729	$655,971	$1,230,521	$1,287,937

Note 9. Other Intangible Assets

The following is a summary of intangible assets and related amortization as of December 31, 2009 and June 30, 2010 (in thousands):

	Gross Carrying Amount	Accumulated Amortization
As of December 31, 2009:
Contracts	$83,249	$24,584
Other	1,288	448

Total	$84,537	$25,032

As of June 30, 2010:
Contracts	$81,689	$29,926
Other	840	84

Total	$82,529	$30,010

Aggregate amortization expense:
For the six months ended June 30, 2010		$7,160

Estimated amortization expense:
For the remainder of the year ended December 31, 2010		$6,930
For the year ended December 31, 2011		12,142
For the year ended December 31, 2012		11,710
For the year ended December 31, 2013		10,096
For the year ended December 31, 2014		7,671

Note 10. Long-Term Debt

Long-term debt as of June 30, 2010 consisted of the following (in thousands):

Term Loan Facility	$405,875
11.25% Senior Subordinated Notes	45,523
Revolving line of credit	—

451,398
Less current portion	(4,250)

$447,148

The Company amended its senior secured credit agreement effective December 22, 2009. As part of the amendment, lenders holding $125.0 million of commitments in the aggregate under the revolving credit facility agreed to extend the maturity date of their commitments to August 23, 2012. Outstanding term loan borrowings under the senior credit term loan facility mature on November 23, 2012. The amendment also provides additional flexibility under certain of the covenants, including permitting the Company to make additional investments, loans and advances, to make additional repayments of the 11.25% Senior Subordinated Notes (“11.25% Notes”) and to incur additional earn-out obligations in connection with permitted acquisitions. The interest rate on the Company’s outstanding term loan facility is equal to the euro dollar rate plus 2.0% or the agent bank’s base rate plus 1.0%. The interest rate at June 30, 2010 was 2.5% for amounts outstanding under the term loan facility.

The interest rate for any revolving credit facility borrowings is based on a grid that is based on the consolidated ratio of total funded debt less unrestricted cash on the balance sheet to earnings before interest, taxes, depreciation and amortization, all as set forth in the credit agreement. As of June 30, 2010, the interest rate for borrowings under the revolving credit facility was equal to the euro dollar rate plus 2.0% or the agent bank’s base rate plus 1.0%. In addition, the Company pays a commitment fee for the revolving credit facility which is equal to 0.5% of the commitment at June 30, 2010. The total available borrowings under the revolving credit facility was $125.0 million as of June 30, 2010, excluding $7.3 million of standby letters of credit. No borrowings under the revolving credit facility were outstanding as of June 30, 2010.

As of June 30, 2010, the Company is a party to three separate forward interest rate swap agreements. The objective of these agreements is to eliminate the variability of the cash flows in interest payments for $200.0 million of the variable-rate senior secured term loan facility for a three-year period. The agreements are contracts to exchange, on a quarterly basis, floating interest rate payments based on the Eurocurrency rate, for fixed interest payments over the life of the agreements. The Company has determined that the interest rate swaps are highly effective and qualify for hedge accounting; therefore, for the six months ended June 30, 2010, the Company recorded the increase in the fair value of the interest rate swaps, net of tax, of approximately $1.1 million as a component of other comprehensive earnings. As of December 31, 2009 and June 30, 2010, we had a $4.7 million and $2.9 million liability recorded related to the swaps, respectively.

These agreements expose the Company to credit losses in the event of non-performance by the counterparty to the financial instruments. The counterparty is a creditworthy financial institution and the Company believes the counterparty will be able to fully satisfy its obligations under the contracts.

The Company issued on November 23, 2005, 11.25% Notes due December 1, 2013 in the amount of $215.0 million. The 11.25% Notes are subordinated in right of payment to all senior debt of the Company and are senior in right of payment to all existing and future subordinated indebtedness of the Company. Interest on the 11.25% Notes accrues at the rate of 11.25% per annum, payable semi-annually in arrears on June 1 and December 1 of each year. Subsequent to December 31, 2009, the Company redeemed a total of $157.5 million of the 11.25% Notes utilizing the net proceeds from its initial public offering and the exercise of the underwriters’ over-allotment option. The 11.25% Notes were redeemed at a redemption price of 107.0% of the principal amount thereof, plus accrued and unpaid interest in the amount of $2.8 million resulting in a loss on extinguishment of debt of $14.9 million. Included in the calculation of the loss was the write-off of deferred financing costs of approximately $3.8 million. The Company may redeem some or all of the remaining 11.25% Notes at any time at various redemption prices.

The 11.25% Notes are guaranteed jointly and severally on a full and unconditional basis by the Company and all of its domestic wholly-owned operating subsidiaries (“Subsidiary Guarantors”) as required by the indenture.

Both the 11.25% Notes and the term loan facility contain both affirmative and negative covenants, including limitations on the Company’s ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire its capital stock, acquire the capital stock or assets of another business and pay dividends, and require the Company to comply with certain coverage and leverage ratios.

Aggregate annual maturities of long-term debt as of June 30, 2010 are as follows (in thousands):

2010	$4,250
2011	4,250
2012	397,375
2013	45,523
Thereafter	—

The fair value of the Company’s debt is estimated using quoted market prices when available. When quoted market prices are not available, fair value is estimated based on current market interest rates for debt with similar maturities.

The fair value of the Company’s debt was $605.9 million and $435.2 million at December 31, 2009 and June 30, 2010, respectively. The financial statement carrying value was $611.0 million and $451.4 million at December 31, 2009 and June 30, 2010, respectively.

Note 11. Professional Liability Insurance

The Company’s professional liability loss reserves consisted of the following (in thousands):

	December 31, 2009	June 30, 2010
Estimated losses under self-insured programs	$145,237	$147,718
Estimated losses under commercial insurance programs	42,323	42,534

	187,560	190,252
Less estimated payable within one year	61,701	49,949

	$125,859	$140,303

The changes to the Company’s estimated losses under self-insured programs as of June 30, 2010 were as follows (in thousands):

Balance, December 31, 2009	$145,237
Reserves related to current period	19,000
Changes related to prior period reserves	(7,219)
Payments for current period reserves	(238)
Payments for prior period reserves	(9,062)

Balance, June 30, 2010	$147,718

The Company provides for its estimated professional liability losses through a combination of self-insurance and commercial insurance programs. During the period March 12, 1999 through March 11, 2003, the primary source of the Company’s coverage for such risks was a professional liability insurance policy provided through one insurance carrier. The commercial insurance carrier policy initially included an insured loss limit of $130.0 million. In April 2006, the Company amended the policy with its commercial insurance carrier to provide for an increase in the aggregate limit of coverage based upon certain premium funding levels. As of June 30, 2010, the insured loss limit under the policy was $156.6 million. Losses in excess of the limit of coverage remain as a self-insured obligation of the Company. Beginning March 12, 2003, professional liability loss risks are principally being provided for through self-insurance with a portion of such risks (“claims-made” basis) transferred to and funded into a captive insurance company. The accounts of the captive insurance company are fully consolidated with those of the other operations of the Company in the accompanying consolidated financial statements.

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

As of June 30, 2010, of the $147.7 million of estimated losses under self insurance programs, approximately $74.9 million represents an estimate of IBNR claims and expenses and additional loss development with the remaining $72.8 million representing specific case reserves. Of the existing case reserves as of June 30, 2010, $2.2 million represent case reserves that have been settled but not yet funded, and $70.6 million reflect unsettled case reserves.

The Company’s provisions for losses under its self-insurance components are estimated using the results of periodic actuarial studies. Such actuarial studies include numerous underlying estimates and assumptions, including assumptions as to future claim losses, the severity and frequency of such projected losses, loss development factors and others. The Company’s provisions for losses under its self-insured components are subject to subsequent adjustment should future actuarial projected results for such periods indicate projected losses greater or less than previously projected. The Company’s estimated loss reserves under such programs are discounted at 3.9% and 3.0% at December 31, 2009 and June 30, 2010, respectively, which was the current ten year U.S. Treasury rate at each of those dates, which reflects the risk free interest rate over the expected period of claims payments.

The Company’s most recent actuarial valuation was completed in April 2010. As a result of such actuarial valuation, the Company realized a $7.2 million reduction in its reserves for professional liability losses associated with prior year loss estimates during the first quarter of 2010. The Company had previously realized a reduction in its provision for professional liability losses of $18.8 million in the six months ended June 30, 2009. Factors contributing to the change in prior year loss estimates included favorable loss development on historical periods between actuarial studies as well as continued favorable trends in the frequency and severity of claims reported compared to historical trends.

Note 12. Share-based Compensation

2009 Stock Incentive Plan

In connection with the corporate conversion, the Company adopted the Team Health Holdings, Inc. 2009 Stock Incentive Plan (2009 Stock Plan). Under the 2009 Stock Plan, previous holders of Class B and C units of Team Health Holdings, LLC were granted options to purchase shares of our common stock at the time of the completion of our initial public offering.

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

The following table summarizes the status of options under the 2009 Stock Plan as of June 30, 2010:

	Shares (in thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Life in Years
Outstanding at beginning of year	5,640	$13.89
Granted	1,442	$13.46
Exercised	(30)	13.54
Expired or forfeited	(23)	14.12

Outstanding at end of period	7,029	$13.80	$25,631	10

Exercisable at end of period	4,719	$13.84	$22,727	10

Intrinsic value is the amount by which the stock price as of June 30, 2010 exceeds the exercise price of the options. As of June 30, 2010, the Company had approximately $8.4 million of unrecognized compensation expense net of estimated forfeitures related to unvested options which will be recognized over the remaining requisite service period. Fair value of the options granted in 2010 was based on the grant date fair value as calculated by the Black-Sholes option pricing formula with the following weighted average assumptions: risk-free interest rate of 2.6%, implied volatility of 42.9% and an expected life of the options of 6.25 years. Forfeitures of employee equity-based awards have been historically immaterial to the Company.

The Company also granted 15,000 shares of restricted stock during the six months ended June 30, 2010 to certain board members. The issued shares vest annually over a three-year period from the initial grant date. The Company recorded restricted stock expense of $6,300 during the six months ended June 30, 2010 and has $0.2 million of expense remaining to be recognized over the requisite service period for these awards.

A summary of changes in unvested shares of restricted stock for the six months ended June 30, 2010 is as follows (in thousands):

Shares (in thousands)
Outstanding at beginning of year	279
Granted	15
Vested	(97)
Forfeited and expired	(3)

Outstanding at June 30, 2010	194

Stock Purchase Plans

In May 2010, the Board adopted the 2010 Employee Stock Purchase Plan (“ESPP”) and the 2010 Nonqualified Stock Purchase Plan (“NQSPP”). The ESPP provides for the issuance of up to 600,000 shares to our employees. All eligible employees are granted identical rights to purchase common stock for each Board authorized offering under the ESPP. Rights granted pursuant to any offering under the ESPP terminate immediately upon cessation of an employee’s employment for any reason. In general, an employee may reduce their contribution or withdraw from participation in an offering at any time during the purchase period for such offering. Employees receive a 5% discount on shares purchased under the ESPP. Rights granted under the plan are not transferable and may be exercised only by the person to whom such rights are granted. The initial offering under the ESPP commenced July 1, 2010 and terminates on September 30, 2010. Subsequent offerings will occur every six months commencing October 1, 2010. The NQSPP provides for the issuance of up to 800,000 shares to our independent contractors. All eligible contractors are granted identical rights to purchase common stock for each Board authorized offering under the NQSPP. Rights granted pursuant to any offering under the NQSPP terminate immediately upon cessation of a contractor’s relationship for any reason. In general, a contractor may reduce their contribution or withdraw from participation in an offering at any time during the purchase period for such offering. Contractors receive a 5% discount on shares purchased under the NQSPP. Rights granted under the NQSPP are not transferable and may be exercised only by the person to whom such rights are granted. The initial offering under the NQSPP commenced July 1, 2010 and terminates on September 30, 2010. Subsequent offerings will occur every six months commencing October 1, 2010.

Note 13. Contingencies

Litigation

We are currently a party to various legal proceedings. While we currently believe that the ultimate outcome of such proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position or results of operations, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on our net earnings in the period in which a ruling occurs. The estimate of the potential impact of such legal proceedings on our financial position or results of operations could change in the future.

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

Healthcare Reform

The President of the United States and members of the U.S. Congress have enacted significant reforms to the U.S. health care system. On March 23, 2010, the President signed into law The Patient Protection and Affordable Care Act, and on March 30, 2010, the President signed into law The Health Care and Education Reconciliation Act of 2010 (referred to collectively as the “Health Reform Laws”). The Health Reform Laws include a number of provisions that may affect the Company, although the impact of many of the changes will be unknown until they are implemented, which in some cases will not occur for several years. The impact of some of these provisions may be positive such as increasing access to health benefits for the uninsured and underinsured populations, while other provisions such as Medicare payment reforms and reductions that could reduce provider payments may have an adverse effect on the reimbursement rates the Company receives for services it provides.

Acquisition Payments

As of June 30, 2010, the Company may have to pay up to $22.5 million in future contingent payments as additional consideration for acquisitions made prior to June 30, 2010. Including the August 2010 acquisition, total future contingent payments are $38.4 million. These payments will be made and recorded as additional purchase price or will reduce existing liabilities should the acquired operations achieve the financial targets or certain contract terms as agreed to in the respective acquisition agreements. No payments were made related to previous acquisitions in the six months ended June 30, 2009 or 2010.

Note 14. Comprehensive Earnings

The components of comprehensive earnings, net of related taxes, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Net earnings	$15,833	$18,620	$41,731	$29,518
Net change in fair market value of investments	(361)	592	(7)	505
Net change in fair market value of interest rate swap	466	820	688	1,091

Comprehensive earnings	$15,938	$20,032	$42,412	$31,114

Note 15. Segment Reporting

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

The following table presents financial information for each reportable segment. Depreciation, amortization, management fee and other expenses separately identified in the consolidated statements of operations are included as a reduction to the operating earnings of each segment in each period below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Net Revenues less Provision for Uncollectibles:
Healthcare Services	$358,393	$372,388	$704,518	$733,962
Billing Services	3,696	3,138	7,157	6,030

	$362,089	$375,526	$711,675	$739,992

Operating Earnings:
Healthcare Services	$46,865	$48,327	$111,186	$98,201
Billing Services	1,042	898	1,750	1,526
General Corporate	(13,348)	(13,640)	(25,854)	(40,520)

	$34,559	$35,585	$87,082	$59,207

Reconciliation of Operating Earnings to Net Earnings:
Operating earnings	$34,559	$35,585	$87,082	$59,207
Interest expense, net	9,026	4,922	19,122	10,685
Provision for income taxes	9,700	12,043	26,229	19,004

Net earnings	$15,833	$18,620	$41,731	$29,518

Note 16. Financial Information for Subsidiary Guarantors and Non-Guarantor Subsidiary

The Company conducts substantially all of its business through its subsidiaries. The current registrant, Team Health Holdings, Inc., is a holding company that conducts no operations and whose financial position is its investments in its subsidiaries. As of June 30, 2010, the Company and its wholly-owned domestic subsidiaries jointly and severally guarantee the 11.25% Notes on an unsecured senior subordinated basis. Prior to the corporate conversion, Team Finance, LLC, a subsidiary of the Company, was the registrant. Team Finance, LLC conducts no operations and its financial position is comprised of its investments in its subsidiaries, deferred financing costs and the Company’s debt. The condensed consolidating financial information for the current and former registrants, the subsidiary guarantors, the non-guarantor subsidiary, certain reclassifications and eliminations and the consolidated Company as of December 31, 2009 and June 30, 2010 and for the three and six months ended June 30, 2009 and 2010, are as follows:

Consolidated Balance Sheet

	As of December 31, 2009
	Parent, Issuer, and Guarantor Subsidiaries	Non-Guarantor Subsidiary	Reclassifications and Eliminations	Total Consolidated
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$170,331	$—	$—	$170,331
Accounts receivable, net	237,703	—	—	237,703
Prepaid expenses and other current assets	15,129	15,296	(13,385)	17,040
Receivables under insured programs	17,615	—	—	17,615

Total current assets	440,778	15,296	(13,385)	442,689
Investments of insurance subsidiary	—	86,975	—	86,975
Property and equipment, net	28,850	—	—	28,850
Other intangibles, net	59,505	—	—	59,505
Goodwill	213,978	—	—	213,978
Deferred income taxes	41,617	401	2,862	44,880
Receivables under insured programs	24,708	—	—	24,708
Investment in subsidiary	15,007	—	(15,007)	—
Other	38,332	1,029	—	39,361

	$862,775	$103,701	$(25,530)	$940,946

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Accounts payable	$17,420	$52	$—	$17,472
Accrued compensation and physician payable	124,380	—	—	124,380
Other accrued liabilities	37,111	57,367	(10,523)	83,955
Income tax payable	2,409	570	—	2,979
Current maturities of long-term debt	161,752	—	—	161,752
Deferred income taxes	34,764	—	—	34,764

Total current liabilities	377,836	57,989	(10,523)	425,302
Long-term debt, less current maturities	449,273	—	—	449,273
Other non-current liabilities	127,998	30,705	—	158,703
Common stock	624	120	(120)	624
Additional paid in capital	490,989	4,610	(4,610)	490,989
Accumulated (deficit) earnings	(581,059)	8,628	(10,277)	(582,708)
Accumulated other comprehensive (loss) earnings	(2,886)	1,649	—	(1,237)

Total shareholders’ (deficit) equity	(92,332)	15,007	(15,007)	(92,332)

	$862,775	$103,701	$(25,530)	$940,946

Consolidated Balance Sheet

	As of June 30, 2010
	Parent, Issuer, and Guarantor Subsidiaries	Non-Guarantor Subsidiary	Reclassifications and Eliminations	Total Consolidated
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$33,290	$—	$—	$33,290
Accounts receivable, net	255,302	—	—	255,302
Prepaid expenses and other current assets	24,246	30,441	(29,451)	25,236
Receivables under insured programs	12,304	—	—	12,304

Total current assets	325,142	30,441	(29,451)	326,132
Investments of insurance subsidiary	—	93,805	—	93,805
Property and equipment, net	29,589	—	—	29,589
Other intangibles, net	52,519	—	—	52,519
Goodwill	217,682	—	—	217,682
Deferred income taxes	35,466	—	4,256	39,722
Receivables under insured programs	30,230	—	—	30,230
Investment in subsidiary	10,156	—	(10,156)	—
Other	37,469	1,080	—	38,549

	$738,253	$125,326	$(35,351)	$828,228

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Accounts payable	$3,192	$9,044	$—	$12,236
Accrued compensation and physician payable	110,223	—	—	110,223
Other accrued liabilities	38,382	62,945	(25,195)	76,132
Income tax payable	5,379	2,154	—	7,533
Current maturities of long-term debt	4,250	—	—	4,250
Deferred income taxes	35,783	—	—	35,783

Total current liabilities	197,209	74,143	(25,195)	246,157
Long-term debt, less current maturities	447,148	—	—	447,148
Other non-current liabilities	131,723	41,027	—	172,750
Common stock	644	120	(120)	644
Additional paid in capital	514,359	4,610	(4,610)	514,359
Accumulated (deficit) earnings	(551,035)	3,272	(5,426)	(553,189)
Accumulated other comprehensive (loss) earnings	(1,795)	2,154	—	359

Total shareholders (deficit) equity	(37,827)	10,156	(10,156)	(37,827)

	$738,253	$125,326	$(35,351)	$828,228

Consolidated Statement of Operations

	Three Months Ended June 30, 2009
	Parent, Issuer, and Guarantor Subsidiaries	Non-Guarantor Subsidiary	Reclassifications and Eliminations	Total Consolidated
	(in thousands)
Net revenue	$635,729	$8,017	$(8,017)	$635,729
Provision for uncollectibles	273,640	—	—	273,640

Net revenue less provision for uncollectibles	362,089	8,017	(8,017)	362,089
Cost of services rendered (exclusive of depreciation and amortization shown separately below)
Professional expenses	291,212	7,355	(8,017)	290,550
General and administrative expenses	31,562	52	—	31,614
Other expenses (income)	886	(306)	—	580
Depreciation and amortization	4,707	—	—	4,707
Interest expense (income), net	9,664	(638)	—	9,026
Transaction costs	79	—	—	79

Earnings before income taxes	23,979	1,554	—	25,533
Provision for income taxes	9,264	436	—	9,700

Net earnings	$14,715	$1,118	$—	$15,833

Consolidated Statement of Operations

	Three Months Ended June 30, 2010
	Parent, Issuer, and Guarantor Subsidiaries	Non-Guarantor Subsidiary	Reclassifications and Eliminations	Total Consolidated
	(in thousands)
Net revenue	$655,971	$7,552	$(7,552)	$655,971
Provision for uncollectibles	280,445	—	—	280,445

Net revenue less provision for uncollectibles	375,526	7,552	(7,552)	375,526
Cost of services rendered (exclusive of depreciation and amortization shown separately below)
Professional expenses	296,689	7,746	(7,552)	296,883
General and administrative expenses	32,896	46	—	32,942
Other expenses	777	—	—	777
Depreciation and amortization	6,423	—	—	6,423
Interest expense (income), net	5,607	(685)	—	4,922
Transaction costs	393	—	—	393
Impairment of intangibles	2,523	—	—	2,523

Earnings before income taxes	30,218	445	—	30,663
Provision (benefit) for income taxes	12,044	(1)	—	12,043

Net earnings	$18,174	$446	$—	$18,620

Consolidated Statement of Operations

	Six Months Ended June 30, 2009
	Parent, Issuer, and Guarantor Subsidiaries	Non-Guarantor Subsidiary	Reclassifications and Eliminations	Total Consolidated
	(in thousands)
Net revenue	$1,230,521	$16,096	$(16,096)	$1,230,521
Provision for uncollectibles	518,846	—	—	518,846

Net revenue less provision for uncollectibles	711,675	16,096	(16,096)	711,675
Cost of services rendered (exclusive of depreciation and amortization shown separately below)
Professional expenses	563,897	4,948	(16,096)	552,749
General and administrative expenses	60,735	99	—	60,834
Other expenses (income)	1,825	(306)	—	1,519
Depreciation and amortization	9,332	—	—	9,332
Interest expense (income), net	20,619	(1,497)	—	19,122
Transaction costs	159	—	—	159

Earnings before income taxes	55,108	12,852	—	67,960
Provision for income taxes	21,984	4,245	—	26,229

Net earnings	$33,124	$8,607	$—	$41,731

Consolidated Statement of Operations

	Six Months Ended June 30, 2010
	Parent, Issuer, and Guarantor Subsidiaries	Non-Guarantor Subsidiary	Reclassifications and Eliminations	Total Consolidated
	(in thousands)
Net revenue	$1,287,937	$15,445	$(15,445)	$1,287,937
Provision for uncollectibles	547,945	—	—	547,945

Net revenue less provision for uncollectibles	739,992	15,445	(15,445)	739,992
Cost of services rendered (exclusive of depreciation and amortization shown separately below)
Professional expenses	589,452	11,638	(15,445)	585,645
General and administrative expenses	63,628	115	—	63,743
Other expenses (income)	780	(64)	—	716
Depreciation and amortization	12,838	—	—	12,838
Interest expense (income), net	12,053	(1,368)	—	10,685
Transaction costs	458	—	—	458
Impairment of intangibles	2,523	—	—	2,523
Loss on extinguishment of debt	14,862	—	—	14,862

Earnings before income taxes	43,398	5,124	—	48,522
Provision for income taxes	17,525	1,479	—	19,004

Net earnings	$25,873	$3,645	$—	$29,518

Consolidated Statement of Cash Flows

	Six Months Ended June 30, 2009
	Parent, Issuer, and Guarantor Subsidiaries	Non-Guarantor Subsidiary	Reclassifications and Eliminations	Total Consolidated
	(in thousands)
Operating activities
Net earnings	$33,124	$8,607	$—	$41,731
Adjustments to reconcile net earnings:
Depreciation and amortization	9,332	—	—	9,332
Amortization of deferred financing costs	1,036	—	—	1,036
Employee equity based compensation expense	371	—	—	371
Provision for uncollectibles	518,846	—	—	518,846
Deferred income taxes	6,393	(873)	—	5,520
Loss on disposal of equipment	39	—	—	39
Equity in joint venture income	(993)	—	—	(993)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(514,190)	—	—	(514,190)
Prepaids and other assets	(1,006)	(15,892)	—	(16,898)
Income tax accounts	11,696	784	—	12,480
Accounts payable	(2,731)	18	—	(2,713)
Accrued compensation and physician payable	1,281	—	—	1,281
Other accrued liabilities	(15,306)	15,504	—	198
Professional liability reserves	(3,850)	(2,827)	—	(6,677)

Net cash provided by operating activities	44,042	5,321	—	49,363

Investing activities
Purchases of property and equipment	(4,036)	—	—	(4,036)
Cash paid for acquisitions, net	(2,699)	—	—	(2,699)
Purchases of investments by insurance subsidiary	—	(73,151)	—	(73,151)
Proceeds from investments by insurance subsidiary	—	67,830	—	67,830
Other investing activities	3	—	—	3

Net cash used in investing activities	(6,732)	(5,321)	—	(12,053)

Financing activities
Payments on notes payable	(2,125)	—	—	(2,125)
Redemption of common units	(1,716)	—	—	(1,716)

Net cash used in financing activities	(3,841)	—	—	(3,841)

Net increase in cash	33,469	—	—	33,469
Cash and cash equivalents, beginning of period	46,398	—	—	46,398

Cash and cash equivalents, end of period	$79,867	$—	$—	$79,867

Consolidated Statement of Cash Flows

	Six Months Ended June 30, 2010
	Parent, Issuer, and Guarantor Subsidiaries	Non-Guarantor Subsidiary	Reclassifications and Eliminations	Total Consolidated
	(in thousands)
Operating activities
Net earnings	$25,873	$3,645	$—	$29,518
Adjustments to reconcile net earnings:
Depreciation and amortization	12,838	—	—	12,838
Amortization of deferred financing costs	1,029	—	—	1,029
Employee equity based compensation expense	610	—	—	610
Provision for uncollectibles	547,945	—	—	547,945
Impairment of intangibles	2,523		—	2,523
Deferred income taxes	5,314	(107)	—	5,207
Loss on extinguishment of debt	3,837	—	—	3,837
Loss on disposal of equipment	9	—	—	9
Equity in joint venture income	(1,137)	—	—	(1,137)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(565,545)	—	—	(565,545)
Prepaids and other assets	3,196	(13,801)	—	(10,605)
Income tax accounts	3,025	1,584	—	4,609
Accounts payable	(5,010)	(8)	—	(5,018)
Accrued compensation and physician payable	(14,477)	—	—	(14,477)
Other accrued liabilities	(11,322)	12,019	—	697
Professional liability reserves	(241)	2,722	—	2,481

Net cash provided by operating activities	8,467	6,054	—	14,521

Investing activities
Purchases of property and equipment	(3,874)	—	—	(3,874)
Cash paid for acquisitions, net	(4,159)	—	—	(4,159)
Purchases of investments by insurance subsidiary	—	(27,871)	—	(27,871)
Proceeds from investments by insurance subsidiary	—	21,817	—	21,817
Other investing activities	4		—	4

Net cash used in investing activities	(8,029)	(6,054)	—	(14,083)

Financing activities
Payments on notes payable	(2,125)	—	—	(2,125)
Payments on 11.25% senior subordinated notes	(157,502)	—	—	(157,502)
Proceeds from revolving credit facility	56,800	—	—	56,800
Payments on revolving credit facility	(56,800)	—	—	(56,800)
Proceeds from sale of common shares	21,769	—	—	21,769
Proceeds from exercise of stock options	379	—	—	379

Net cash used in financing activities	(137,479)	—	—	(137,479)

Net decrease in cash	(137,041)	—	—	(137,041)
Cash and cash equivalents, beginning of period	170,331	—	—	170,331

Cash and cash equivalents, end of period	$33,290	$—	$—	$33,290

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our net proceeds of approximately $168.5 million from the offering were used for the pro rata redemption of approximately $157.5 million aggregate amount of our 11.25% Notes due 2013. We completed the initial $136.9 million redemption on January 25, 2010, and the additional $20.6 million redemption using the over-allotment option exercise proceeds on February 12, 2010.

Factors and Trends that Affect Our Results of Operations

In reading our financial statements, you should be aware of the following factors and trends we believe are important in understanding our financial performance.

General Economic Conditions

The continuation of the current economic conditions may adversely impact our ability to collect for the services we provide as higher unemployment and reductions in commercial managed care and governmental healthcare enrollment may increase the number of uninsured and underinsured patients seeking healthcare at one of our staffed EDs. We could be negatively affected if the federal government or the states reduce funding of Medicare, Medicaid and other federal and state healthcare programs in response to increasing deficits in their budgets. Also, patient volume trends in our hospital EDs could be adversely affected as individuals potentially defer or forego seeking care in such departments due to the loss or reduction of coverage previously available to such individuals under commercial insurance or governmental healthcare programs.

Healthcare Reform

The President of the United States and members of the U.S. Congress have enacted significant reforms to the U.S. healthcare system. On March 23, 2010, the President signed into law The Patient Protection and Affordable Care Act, and on March 30, 2010, the President signed into law The Health Care and Education Reconciliation Act of 2010 (referred to collectively as the “Health Reform Laws”). The Health Reform Laws include a number of provisions that may affect us, although the impact of many of the changes will be unknown until they are implemented, which in some cases will not occur for several years. The impact of some of these provisions may be positive, such as increasing access to health benefits for the uninsured and underinsured populations, while other provisions such as Medicare payment reforms and reductions that could reduce provider payments may have an adverse affect on the reimbursement rates we receive for services we provide.

2010 Medicare Fee Schedule Changes

The Medicare program reimburses for our services based upon the rates in its Physician Fee Schedule, and each year the Medicare program updates the Physician Fee Schedule reimbursement rates based on a formula approved by Congress in the Balanced Budget Act of 1997. Many private payers use the Medicare fee schedule to determine their own reimbursement rates.

The Medicare law requires the Centers for Medicare and Medicaid Services (CMS) to adjust the Medicare Physician Fee Schedule (MPFS) payment rates annually based on an update formula which includes application of the Sustainable Growth Rate (SGR) that was adopted in the Balanced Budget Act of 1997. This formula has yielded negative updates every year beginning in 2002, although CMS was able to take administrative steps to avoid a reduction in 2003 and Congress took a series of legislative actions to prevent reductions each year from 2004 to 2009. On October 30, 2009, CMS released its final 2010 MPFS payment changes covering the period from January 1, 2010 through December 30, 2010. The final rule includes a 21.2% rate reduction in the MPFS for 2010 as a result of the application of the SGR. Although the final rule was to become effective January 1, 2010, on April 15, 2010, Congress and the President enacted legislation to delay the MPFS SGR payment reductions through May 31, 2010. On June 25, 2010, the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010 was signed into law, further delaying the payment reductions and providing for a 2.2% update to the 2010 MPFS, effective for dates of service June 1, 2010 through November 30, 2010. However, absent regulatory changes or further Congressional action with respect to the application of the SGR, Medicare physician services will be subject to significant reductions beginning on December 1, 2010.

In June 2010, CMS released the proposed rule to update the 2011 MPFS. Included in the proposed rule are changes in reimbursement that are overall budget neutral, but redistribute payments between different medical specialties. The proposed 2011 MPFS rule is not final and is subject to comment and revision, however, if implemented we estimate that the proposed rule would reduce 2011 reimbursement rates to emergency medicine providers by 2% - 3%. This proposed reimbursement reduction would be in addition to any reduction associated with SGR changes in 2011.

Any future reductions in amounts paid by government programs for physician services or changes in methods or regulations governing payment amounts or practices could cause our revenues to decline and we may not be able to offset reduced operating margins through cost reductions, increased volume or otherwise.

Military Healthcare Staffing

We are a provider of healthcare professionals that serve military personnel and their dependents in military treatment facilities nationwide administered by the U.S. Department of Defense. Our revenues derived from military healthcare staffing totaled $83.0 million and $50.8 million for the six months ended June 30, 2009 and 2010, respectively. These revenues are derived from contracts that are subject to a competitive bidding process.

Approximately $92.5 million of the estimated revenue won by us as part of the military’s contract bidding process in 2009 was awarded to us on a one-year contract basis and will be subject to re-bid and award on or about October 1, 2010. Approximately $65.0 million of the estimated annual revenue won during the 2009 bidding process was awarded to us on a two—five option year contract basis which gives the government the option to exercise available option years each October 1. The government also reserves a portion of its contracts for award to small businesses. We participate in such small business awards to the extent we can serve as a sub-contractor to small businesses that win such bids. Approximately 27.8% and 30.6% of our military staffing revenue for each of the six month periods ended June 30, 2009 and 2010, respectively, was derived through a subcontracting agreement with a small business prime contractor.

Impairment of Intangibles

In June 2010, we recorded an impairment loss of $2.5 million related to the remaining contract intangible associated with a contractual relationship acquired in a previous acquisition. We determined, in accordance with the provisions of Accounting Standards Codification (“ASC”) Subtopic 360-10, Impairment or Disposal of Long-Lived Assets, that the recoverability of the remaining net contract intangible was impaired due to the anticipated termination of the contractual relationship. Based on our assessment it was determined that there were not any material future cash flows associated with the contract; therefore, the total net contract intangible, as of June 30, 2010, was considered to be impaired.

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

There have been no changes to these critical accounting policies or their application during the six months ended June 30, 2010.

Revenue Recognition

Net Revenue. Net revenue consists of fee-for-service revenue, contract revenue and other revenue. Net revenue is recorded in the period in which services are rendered. Our net revenue is principally derived from the provision of healthcare staffing services to patients within healthcare facilities. The form of billing and related risk of collection for such services may vary by customer. The following is a summary of the principal forms of our billing arrangements and how net revenue is recognized for each.

A significant portion (83% of our net revenue in the six months ended June 30, 2010 and 81% for the year ended December 31, 2009) resulted from fee-for-service patient visits. Fee-for-service revenue represents revenue earned under contracts in which we bill and collect the professional component of charges for medical services rendered by our contracted and employed physicians. Under the fee-for-service arrangements, we bill patients for services provided and receive payment from patients or their third-party payers. Fee-for-service revenue is reported net of contractual allowances and policy discounts. All services provided are expected to result in cash flows and are therefore reflected as net revenue in the financial statements. Fee-for-service revenue is recognized in the period in which the services are rendered to specific patients and reduced immediately for the estimated impact of contractual allowances in the case of those patients having third-party payer coverage. The recognition of net revenue (gross charges less contractual allowances) from such visits is dependent on such factors as proper completion of medical charts following a patient visit, the forwarding of such charts to one of our billing centers for medical coding and entering into our billing systems and the verification of each patient’s submission or representation at the time services are rendered as to the payer(s) responsible for payment of such services. Net revenue is recorded based on the information known at the time of entering of such information into our billing systems as well as an estimate of the net revenue associated with medical charts for a given service period that have not been processed yet into our billing systems. The above factors and estimates are subject to change. For example, patient payer information may change following an initial attempt to bill for services due to a change in payer status. Such changes in payer status have an impact on recorded net revenue due to different payers being subject to different contractual allowance amounts. Such changes in net revenue are recognized in the period that such changes in payer become known. Similarly, the actual volume of medical charts not processed into our billing systems may be different from the amounts estimated. Such differences in net revenue are adjusted in the following month based on actual chart volumes processed.

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

Net Revenue Less Provision for Uncollectibles. Net revenue less provision for uncollectibles reflects management’s estimate of billed amounts to ultimately be collected. Management, in estimating the amounts to be collected resulting from approximately eight million annual fee-for-service patient visits and procedures, considers such factors as prior contract collection experience, current period changes in payer mix and patient acuity indicators, reimbursement rate trends in governmental and private sector insurance programs, resolution of overprovision account balances, the estimated impact of billing system effectiveness improvement initiatives, and trends in collections from self-pay patients and external collection agencies. In developing our estimate of collections per visit or procedure, we consider the amount of outstanding gross accounts receivable by period of service, but do not use an accounts receivable aging schedule to establish estimated collection valuations. Individual estimates of net revenue less provision by contractual location are monitored and refreshed each month as cash receipts are applied to existing accounts receivable and other current trends that have an impact upon the estimated collections per visit are observed. Such estimates are substantially formulaic in nature. In the ordinary course of business we experience changes in our initial estimates of net revenues less provision for uncollectibles during the year following commencement of services. Such provisions and any subsequent changes in estimates may result in adjustments to our operating results with a corresponding adjustment to our accounts receivable allowance for uncollectibles on our balance sheet.

Net revenue less provision for uncollectibles for the three and six months ended June 30, 2009 and 2010, respectively, consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Gross fee-for-service charges	$1,114,719	$1,268,169	$2,162,252	$2,446,929
Unbilled revenue	1,110	2,124	5,029	4,276
Less: Contractual adjustments	(601,862)	(724,696)	(1,177,763)	(1,387,356)

Fee-for-service revenue	513,967	545,597	989,518	1,063,849
Contract revenue	115,027	103,528	228,034	210,467
Other revenue	6,735	6,846	12,969	13,621

Net revenue	635,729	655,971	1,230,521	1,287,937
Provision for uncollectibles	(273,640)	(280,445)	(518,846)	(547,945)

Net revenue less provision for uncollectibles	$362,089	$375,526	$711,675	$739,992

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

The table below summarizes our approximate payer mix as a percentage of fee-for-service volume for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Payer:
Medicare	21.6%	22.4%	21.9%	22.6%
Medicaid	25.4	26.6	25.3	26.4
Commercial and managed care	28.8	27.8	28.9	27.9
Self pay	21.9	21.2	21.6	21.0
Other	2.3	2.0	2.3	2.1

Total	100.0%	100.0%	100.0%	100.0%

Accounts Receivable. As described above and below, we determine the estimated value of our accounts receivable based on estimated cash collection run rates of estimated future collections by contract for patient visits under our fee-for-service contract revenue. Accordingly, we are unable to report the payer mix composition on a dollar basis of our outstanding net accounts receivable. However, a 1% change in the estimated carrying value of our net fee-for-service patient accounts receivable before consideration of the allowance for uncollectible accounts at June 30, 2010 could have an after tax effect of approximately $2.4 million on our financial position and results of operations. Our days revenue outstanding at December 31, 2009 and June 30, 2010, were 62.3 days and 61.4 days, respectively. The number of days outstanding will fluctuate over time due to a number of factors. The decrease in average days outstanding of approximately 0.9 days includes a decrease of 7.2 days resulting from an increase in average revenue per day and a decrease of 0.8 days associated with a decrease in estimated value of contract accounts receivable. These decreases were partially offset by an increase of 7.1 days related to the increase in estimated value of fee-for-service accounts. The increase in average revenue per day is primarily attributed to an increase in gross charges, increased pricing with managed care plans and increases in average patient acuity levels. The increase of 7.1 days related to fee-for-service accounts receivable and the decrease of 0.8 days associated with the decrease of contract accounts receivable are primarily due to timing of cash collections and valuation adjustments recorded in the period. Our allowance for doubtful accounts totaled $203.1 million as of June 30, 2010.

Approximately 99% of our allowance for doubtful accounts is related to gross fees for fee-for-service patient visits. Our principal exposure for uncollectible fee-for-service visits is centered in self-pay patients and, to a lesser extent, for co-payments and deductibles from patients with insurance. While we do not specifically allocate the allowance for doubtful accounts to individual accounts or specific payer classifications, the portion of the allowance associated with fee-for-service charges as of June 30, 2010, was equal to approximately 92% of outstanding self-pay fee-for-service patient accounts.

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

Methodology for Computing Allowance for Doubtful Accounts. We employ several methodologies for determining our allowance for doubtful accounts depending on the nature of the net revenue recognized. We initially determine gross revenue for our fee-for-service patient visits based upon established fee schedule prices. Such gross revenue is reduced for estimated contractual allowances for those patient visits covered by contractual insurance arrangements to result in net revenue. Net revenue is then reduced for our estimate of uncollectible amounts. Fee-for-service net revenue less provision for uncollectibles represents our estimated cash to be collected from such patient visits and is net of our estimate of account balances estimated to be uncollectible. The provision for uncollectible fee-for-service patient visits is based on historical experience resulting from approximately eight million annual fee-for-service patient visits. The significant volume of patient visits and the terms of thousands of commercial and managed care contracts and the various reimbursement policies relating to governmental healthcare programs do not make it feasible to evaluate fee-for-service accounts receivable on a specific account basis. Fee-for-service accounts receivable collection estimates are reviewed on a quarterly basis for each of our fee-for-service contracts by period of accounts receivable origination. Such reviews include the use of historical cash collection percentages by contract adjusted for the lapse of time since the date of the patient visit. In addition, when actual collection percentages differ from expected results, on a contract by contract basis, supplemental detailed reviews of the outstanding accounts receivable balances may be performed by our billing operations to determine whether there are facts and circumstances existing that may cause a different conclusion as to the estimate of the collectibility of that contract’s accounts receivable from the estimate resulting from using the historical collection experience. Contract-related net revenue is billed based on the terms of the contract at amounts expected to be collected. Such billings are typically submitted on a monthly basis and aged trial balances prepared. Allowances for estimated uncollectible amounts related to such contract billings are made based upon specific accounts and invoice periodic reviews once it is concluded that such amounts are not likely to be collected. The methodologies employed to compute allowances for doubtful accounts were unchanged between 2009 and 2010.

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

Our commercial insurance policy for professional liability losses for the period March 12, 1999 through March 11, 2003 included insured limits applicable to such coverage in the period. Effective April 2006, we executed an agreement with the commercial insurance provider that issued the policy that ended March 11, 2003 to increase the existing $130.0 million aggregate limit of coverage. Under the terms of the agreement, we will make periodic premium payments to the commercial insurance company and the total aggregate limit of coverage under the policy will be increased by a portion of the premiums paid. We have committed to fund premiums such that the total aggregate limit of coverage under the program remains greater than the paid losses at any point in time. During fiscal year 2009, we funded a total of $4.6 million under this agreement. For the six months ended June 30, 2010, we funded a total of $0.4 million and have agreed to fund additional payments which will be based upon the level of incurred losses relative to the aggregate limit of coverage at that time.

As of June 30, 2010, the current aggregate limit of coverage under this policy is $156.6 million and the estimated loss reserve for claim losses and expenses in excess of the current aggregate limit recorded by the Company was $7.4 million.

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

The underlying information that serves as the foundational basis for making our actuarial estimates of professional liability losses is our internal database of incurred professional liability losses. The Company has captured extensive professional liability loss data going back, in some cases, over twenty years, that is maintained and updated on an ongoing basis by our internal claims management personnel. Our database contains comprehensive incurred loss information for our existing operations as far back as fiscal 1997 (reflecting the initial timeframe in which we migrated to a consolidated professional liability program concurrent with the consummation of several significant acquisitions) and, in addition, we possess additional loss data that predates 1997 dates of occurrence for certain of our operations. Loss information reflects both paid and reserved losses incurred when we were covered by outside commercial insurance programs as well as paid and reserved losses incurred under our self insurance program. Because of the comprehensive nature of the loss data and our comfort with the completeness and reliability of the loss data, this is the information that is used in the development of our actuarial loss estimates. We believe this database is one of the largest repositories of physician professional liability loss information available in our industry and provides us and our actuarial consultants with sufficient data to develop reasonable estimates of the ultimate losses under our self insurance program. In addition to the estimated losses, as part of the actuarial process, we obtain revised payment pattern assumptions that are based upon our historical loss and related claims payment experience. Such payment patterns reflect estimated cash outflows for aggregate incurred losses by period based upon the occurrence date of the loss as well as the report date of the loss. Although variances have been observed in the actuarial estimate of ultimate losses by occurrence period between actuarial studies, the estimated payment patterns have shown much more limited variability. We use these payment patterns to develop our estimate of the discounted reserve amounts. The relative consistency of the payment pattern estimates provides us with a foundation in which to develop a reasonable estimate of the discount value of the professional liability reserves based upon the most current estimate of ultimate losses to be paid and the reasonable likelihood of the related cash flows over the payment period. As of December 31, 2009 and June 30, 2010, our estimated loss reserves were discounted at 3.9% and 3.0%, respectively, which was the current ten year U.S. Treasury rate at each of those dates, and which reflects the risk free interest rate over the expected period of claims payments.

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

Based on the results of the actuarial study completed in April 2010, we recorded a reduction in professional liability reserves associated with prior year loss estimates in the amount of $7.2 million during the first quarter of 2010. Of the total reserve reduction, approximately $5.4 million was associated with loss estimates established in prior years for the self insurance program covering the loss occurrence periods from March 12, 2003 through December 31, 2009. The remaining reserve reduction of $1.8 million was associated with the estimated losses in excess of the aggregate limit of coverage under the commercial insurance program that ended March 12, 2003.

The following reflects the current reserves for professional liability costs as of June 30, 2010 (in millions) as well as the sensitivity of the reserve estimates at a 75% and 90% confidence level:

As reported	$147.7
At 75% confidence level	$152.2
At 90% confidence level	$168.2

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Net revenue less provision for uncollectibles	100.0%	100.0%	100.0%	100.0%
Professional service expenses	76.8	75.5	76.9	76.5
Professional liability costs	3.4	3.5	0.8	2.6
General and administrative expenses	8.7	8.8	8.5	8.6
Other expenses	0.1	0.2	0.2	0.1
Depreciation and amortization	1.3	1.7	1.3	1.7
Interest expense, net	2.5	1.3	2.7	1.4
Transaction costs	—	0.1	—	0.1
Impairment of intangibles	—	0.7	—	0.3
Loss on extinguishment of debt	—	—	—	2.0

Earnings before income taxes	7.1	8.2	9.5	6.6
Provision for income taxes	2.7	3.2	3.7	2.6

Net earnings	4.4%	5.0%	5.9%	4.0%

Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009

Net Revenue. Net revenue in the three months ended June 30, 2010 increased $20.2 million, or 3.2%, to $656.0 million from $635.7 million in the three months ended June 30, 2009. The increase in net revenue resulted primarily from increases in fee-for-service revenue of $31.6 million and other revenue of $0.1 million while contract revenue decreased $11.5 million. The increase in fee-for-service revenue was primarily a result of increases in estimated collections per billed visit and a 1.8% increase in total fee-for-service visits and procedures. Estimated collections per visit increased due to annual increases in gross charges, managed care pricing, increases in average patient acuity levels, and revenue cycle improvements. The decrease in contract revenue was due primarily to declines in our military operations resulting from contracting changes within the military, partially offset by the contribution of our newly acquired anesthesiology operations. In the three months ended June 30, 2010, fee-for-service revenue was 83.2% of net revenue compared to 80.8% in the same period of 2009, contract revenue was 15.8% of net revenue in 2010 compared to 18.1% in 2009 and other revenue was 1.0% in 2010 compared to 1.1% in 2009.

Provision for Uncollectibles. The provision for uncollectibles was $280.4 million in the three months ended June 30, 2010 compared to $273.6 million in the corresponding period in 2009, an increase of $6.8 million, or 2.5%. The provision for uncollectibles as a percentage of net revenue was 42.8% in the three months ended June 30, 2010 compared with 43.0% in the corresponding period of 2009. The provision for uncollectibles is primarily related to revenue generated under fee-for-service contracts that is not expected to be fully collected. The period over period increase in the provision for uncollectibles is due primarily to annual increases in gross fee schedules and increases in patient volumes and procedures. Changes in payer mix, particularly the level of self pay fee-for-service visits, also have an impact on the provision for uncollectibles. For the three months ended June 30, 2010, self pay fee-for-service visits were approximately 21.2% of the total fee-for-service visits compared to approximately 21.9% in the same period of 2009.

Net Revenue Less Provision for Uncollectibles. Net revenue less provision for uncollectibles in the three months ended June 30, 2010 increased $13.4 million, or 3.7%, to $375.5 million from $362.1 million in the three months ended June 30, 2009. Acquisitions and same contract revenue contributed 5.5% and 2.5%, respectively, of the growth in net revenue less provision for uncollectibles between quarters. New contracts, net of terminations (excluding the military division), contributed 0.4% of the growth. Net contract changes within our military division reduced quarter-over-quarter net revenue growth by 4.6%. Same contract revenue less provision for uncollectibles, which consists of contracts under management in both periods, increased $9.0 million, or 2.8%, to $332.4 million in 2010 compared to $323.4 million in 2009. In the second quarter of 2010, same contract revenue less provision benefited from increases in estimated collections on fee-for-service visits in the amount of 5.6% which contributed approximately 4.0% of same contract growth between quarters. The increase in the estimated collections per visit is attributable to annual increases in gross charges, managed care pricing improvements, increases in average patient acuity levels and ongoing improvements in revenue cycle processes, partially offset by changes in payer mix between periods. Also contributing to the increase in same contract revenue growth between quarters was an increase in fee-for-service volume of 0.9% which resulted in growth of 0.6%. These increases were partially offset by declines in contract and other revenue, primarily associated with our military and locums tenens operations which constrained same contract revenue growth by 1.8%. Acquisitions contributed $19.8 million of growth between quarters. Excluding the impact of contracting changes within the military division, net new contract revenue increased $1.5 million while changes within military staffing contracts resulted in a decline of $16.8 million between quarters. We typically gain new contracts by replacing competitors at hospitals that currently outsource such services, obtaining new contracts from facilities that do not currently outsource and responding to contracting opportunities within the military healthcare system. Factors influencing new contracting opportunities include the depth and breath of our service offerings, our reputation and experience, our ability to recruit and retain qualified clinicians, and pricing considerations when a subsidy or contract payment is required. Contracts are typically terminated due to economic considerations, a change in hospital administration or ownership, dissatisfaction with our service offerings or, primarily relating to our military staffing arrangements, at the end of the contract term.

The components of net revenue less provision for uncollectibles includes revenue from contracts that have been in effect for prior periods (same contracts) and from net, new and acquired contracts during the periods, as set forth in the table below:

	Three Months Ended June 30,
	2009	2010
	(in thousands)
Same contracts:
Fee-for-service revenue	$226,820	$241,578
Contract and other revenue	96,611	90,815

Total same contracts	323,431	332,393
New contracts, net of terminations:
Fee-for-service revenue	14,067	12,131
Contract and other revenue	24,591	11,225

Total new contracts, net of terminations	38,658	23,356
Acquired contracts:
Fee-for-service revenue	—	11,338
Contract and other revenue	—	8,439

Total acquired contracts	—	19,777
Consolidated:
Fee-for-service revenue	240,887	265,047
Contract and other revenue	121,202	110,479

Total net revenue less provision for uncollectibles	$362,089	$375,526

The following table reflects the visits and procedures included within fee-for-service revenues described in the table above:

	Three Months Ended June 30,
	2009	2010
	(in thousands)
Fee-for-service visits and procedures:
Same contract	1,869	1,885
New and acquired contracts, net of terminations	132	152

Total fee-for-service visits and procedures	2,001	2,037

Professional Service Expenses. Professional service expenses, which include physician and provider costs, billing and collection expenses, and other professional expenses, totaled $283.6 million in the three months ended June 30, 2010 compared to $278.2 million in the three months ended June 30, 2009, an increase of $5.4 million, or 2.0%. The higher cost between quarters included an increase of approximately $4.6 million associated with increases in the average rates paid per hour of provider service and number of provider hours staffed on a same contract basis. Increases in average rates paid reflect period over period wage and benefit increases associated with the provision of clinical services. Also contributing to the increase in expense was $0.8 million related to our acquisitions and net growth. The increases in professional service costs were largely offset by reductions in provider costs within our military operations due to net contract terminations. Professional service expenses as a percentage of net revenue less provision for uncollectibles decreased to 75.5% in the three months ended June 30, 2010 compared to 76.8% in the three months ended June 30, 2009.

Professional Liability Costs. Professional liability costs were $13.3 million in the three months ended June 30, 2010 compared to $12.4 million in the three months ended June 30, 2009. The increase was primarily attributable to an increase in total provider hours. Professional liability costs as a percentage of net revenue less provisions for uncollectibles was 3.5% in the second quarter of 2010 compared to 3.4% in the corresponding period of 2009.

General and Administrative Expenses. General and administrative expenses increased $1.3 million, or 4.2%, to $32.9 million for the three months ended June 30, 2010 from $31.6 million in the three months ended June 30, 2009. Excluding the impact of our acquisitions, which increased expenses by $2.4 million, general and administrative expenses decreased $1.1 million due primarily to lower incentive and deferred compensation costs, partially offset by increases in other non-salary administrative expenses. Total general and administrative expenses as a percentage of net revenue less provision for uncollectibles were 8.8% in 2010 compared to 8.7% in 2009.

Other Expenses. Other expenses were $0.8 million in the three months ended June 30, 2010 compared to $0.6 million for the three months ended June 30, 2009. The increase is attributable to unrealized losses related to deferred compensation plan assets in 2010, partially offset by the termination of our monitoring fee agreement with our sponsor in 2009 in connection with our initial public offering.

Depreciation and Amortization. Depreciation and amortization expense was $6.4 million in the three months ended June 30, 2010 compared to $4.7 million for the three months ended June 30, 2009. The increase of $1.7 million was primarily due to higher amortization expense related to our acquisitions in 2009 and 2010.

Net Interest Expense. Net interest expense decreased $4.1 million to $4.9 million in the three months ended June 30, 2010, compared to $9.0 million in the corresponding period in 2009, primarily due to reduced levels of outstanding debt as well as lower borrowing rates on our term loan facility.

Transaction Costs. Transaction costs were $0.4 million for the three months ended June 30, 2010 and $0.1 million for the three months ended June 30, 2009. These costs relate to advisory, legal, accounting and other fees incurred related to acquisition activity during the respective periods.

Impairment of Intangibles. In June 2010 we recorded an impairment loss of $2.5 million related to a contract intangible associated with a contractual relationship acquired in prior years whose expected term is now anticipated to be less than initially estimated.

Earnings before Income Taxes. Earnings before income taxes in the three months ended June 30, 2010 were $30.7 million compared to $25.5 million in the three months ended June 30, 2009.

Provision for Income Taxes. The provision for income taxes was $12.0 million in the three months ended June 30, 2010 compared to $9.7 million in the corresponding period in 2009.

Net Earnings. Net earnings were $18.6 million in the three months ended June 30, 2010 compared to $15.8 million in the three months ended June 30, 2009.

Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

Net Revenue. Net revenue in the six months ended June 30, 2010 increased $57.4 million, or 4.7%, to $1.29 billion from $1.23 billion in the six months ended June 30, 2009. The increase in net revenue resulted primarily from increases in fee-for-service revenue of $74.3 million and other revenue of $0.7 million while contract revenue decreased $17.6 million. The increase in fee-for-service revenue was primarily a result of increases in estimated collections per billed visit and a 2.1% increase in total fee-for-service visits and procedures. Estimated collections per visit increased due to annual increases in gross charges, managed care pricing, increases in average patient acuity levels, and revenue cycle improvements. The decrease in contract revenue was due primarily to declines in our military, locums tenens and radiology operations associated with contracting within the military and reductions in temporary staffing and teleradiology volumes. These contract revenue decreases were partially offset by the contribution of our newly acquired anesthesiology operations. In the six months ended June 30, 2010, fee-for-service revenue was 82.6% of net revenue compared to 80.4% in the same period of 2009, contract revenue was 16.3% of net revenue in 2010 compared to 18.5% in 2009 and other revenue was 1.1% in 2010 and 2009.

Provision for Uncollectibles. The provision for uncollectibles was $547.9 million in the six months ended June 30, 2010 compared to $518.8 million in the corresponding period in 2009, an increase of $29.1 million, or 5.6%. The provision for uncollectibles as a percentage of net revenue was 42.5% in the six months ended June 30, 2010 compared with 42.2% in the corresponding period of 2009. The provision for uncollectibles is primarily related to revenue generated under fee-for-service contracts that is not expected to be fully collected. The period over period increase in the provision is due primarily to annual increases in gross fee schedules and increases in patient volumes and procedures. Changes in payer mix, particularly the level of self pay fee-for-service visits, also have an impact on the provision for uncollectibles. For the six months ended June 30, 2010, self pay fee-for-service visits were approximately 21.0% of the total fee-for-service visits compared to approximately 21.6% in the same period of 2009.

Net Revenue Less Provision for Uncollectibles. Net revenue less provision for uncollectibles in the six months ended June 30, 2010 increased $28.3 million, or 4.0%, to $740.0 million from $711.7 million in the six months ended June 30, 2009. Revenue less provision for uncollectibles from acquisitions and same contract revenue contributed 5.8% and 1.3%, respectively, of the growth between periods. New contracts, net of terminations (excluding the military division), contributed 1.0% of growth. Net contract changes within the military division reduced period-over-period net revenue growth by 4.1%. Same contract revenue, which consists of contracts under management in both periods, increased $9.1 million, or 1.5%, to $633.0 million in the six months ended June 30, 2010 compared to $623.9 million in the corresponding period in 2009. In the six months ended June 30, 2010, same contract revenue less provision benefited from increases in estimated collections on fee-for-service visits in the amount of 4.0% which contributed approximately 2.9% of same contract growth between quarters. Fee-for-service visits were flat between periods, while declines in contract and other revenue, primarily associated with our military and locums tenens operations constrained same contract revenue growth by 1.4%. The increase in the estimated collections per visit is attributable to annual increases in gross charges, managed care pricing improvements, increases in average patient acuity levels, and ongoing improvements in revenue cycle processes, partially offset by changes in payer mix between periods. Acquisitions contributed $41.3 million of growth between periods. Excluding the impact of contracting changes within the military division, net new contract revenue increased $7.5 million while changes within military staffing contracts resulted in a decline of $29.5 million between periods. We typically gain new contracts by replacing competitors at hospitals that currently outsource such services, obtaining new contracts from facilities that do not currently outsource and responding to contracting opportunities within the military healthcare system. Factors influencing new contracting opportunities include the depth and breath of our service offerings, our reputation and experience, our ability to recruit and retain qualified clinicians, and pricing considerations when a subsidy or contract payment is required. Contracts are typically terminated due to economic considerations, a change in hospital administration or ownership, dissatisfaction with our service offerings or, primarily relating to our military staffing arrangements, at the end of the contract term.

The components of net revenue less provision for uncollectibles includes revenue from contracts that have been in effect for prior periods (same contracts) and from net, new and acquired contracts during the periods, as set forth in the table below:

	Six Months Ended June 30,
	2009	2010
	(in thousands)
Same contracts:
Fee-for-service revenue	$435,039	$452,360
Contract and other revenue	188,821	180,604

Total same contracts	623,860	632,964
New contracts, net of terminations:
Fee-for-service revenue	33,733	35,561
Contract and other revenue	51,164	27,271

Total new contracts, net of terminations	84,897	62,832
Acquired contracts:
Fee-for-service revenue	2,918	27,432
Contract and other revenue	—	16,764

Total acquired contracts	2,918	44,196
Consolidated:
Fee-for-service revenue	471,690	515,353
Contract and other revenue	239,985	224,639

Total net revenue less provision for uncollectibles	$711,675	$739,992

The following table reflects the visits and procedures included within fee-for-service revenues described in the table above:

	Six Months Ended June 30,
	2009	2010
	(in thousands)
Fee-for-service visits and procedures:
Same contract	3,533	3,531
New and acquired contracts, net of terminations	341	422

Total fee-for-service visits and procedures	3,874	3,953

Professional Service Expenses. Professional service expenses, which include physician and provider costs, billing and collection expenses, and other professional expenses, totaled $566.4 million in the six months ended June 30, 2010 compared to $547.1 million in the six months ended June 30, 2009, an increase of $19.3 million, or 3.5%. The higher cost between periods included an increase of approximately $11.5 million associated with increases in the average rates paid per hour of provider service and number of provider hours staffed on a same contract basis. Increases in average rates paid reflect period over period wage and benefit increases associated with the provision of clinical services. Also contributing to the increase in expense was $7.8 million related to our acquisitions and net growth. The increases in professional service costs were partially offset by reductions in provider costs within our military operations due to net contract terminations. Professional service expenses as a percentage of net revenue less provision for uncollectibles decreased to 76.5% in the six months ended June 30, 2010 compared to 76.9% in the six months ended June 30, 2009.

Professional Liability Costs. Professional liability costs were $19.2 million in the six months ended June 30, 2010 compared to $5.7 million in the six months ended June 30, 2009. Professional liability costs for the six months ended June 30, 2010 and 2009 include reductions in professional liability reserves related to prior years of $7.2 million in 2010 and $18.8 million in 2009 resulting from actuarial studies completed in April of each year. Factors contributing to the change in prior year loss estimates included favorable loss development on historical periods between actuarial studies as well as favorable trends in the frequency and severity of claims reported compared to historical trends. We believe that both internal initiatives in the areas of patient safety, risk management and claims management, as well as external factors such as tort reform in certain key states, continue to contribute to these favorable trends in prior year loss estimates. Excluding the benefit of prior year reserve adjustments in both periods, professional liability costs increased $1.9 million, or 8.0%, between periods. The increase was primarily attributable to an increase in total provider hours. Excluding the benefit of prior year reserve adjustments in each period, professional liability costs as a percentage of net revenue less provisions for uncollectibles were 3.6% in 2010 compared to 3.4% in the corresponding period of 2009.

General and Administrative Expenses. General and administrative expenses increased $2.9 million, or 4.8%, to $63.7 million for the six months ended June 30, 2010 from $60.8 million in the six months ended June 30, 2009. Excluding the impact of our acquisitions, which increased expenses by $3.8 million, general and administrative expenses decreased $0.9 million due primarily to lower incentive and deferred compensation costs partially offset by increases in other non-salary administrative expenses between periods. Total general and administrative expenses as a percentage of net revenue less provision for uncollectibles were 8.6% in 2010 compared to 8.5% in 2009

Other Expenses. Other expenses were $0.7 million in the six months ended June 30, 2010 compared to $1.5 million in the same period in 2009. The decrease is attributable to the termination of our monitoring fee agreement with our sponsor in 2009 in connection with our initial public offering partially offset by an increase in unrealized losses related to deferred compensation plan assets in 2010.

Depreciation and Amortization. Depreciation and amortization expense was $12.8 million in the six months ended June 30, 2010 compared to $9.3 million for the six months ended June 30, 2009. The increase of $3.5 million was primarily due to higher amortization expense related to our acquisitions in 2009 and 2010.

Net Interest Expense. Net interest expense decreased $8.4 million to $10.7 million in the six months ended June 30, 2010, compared to $19.1 million for the six months ended June 30, 2009, primarily due to reduced levels of outstanding debt as well as lower borrowing rates on our term loan facility.

Transaction Costs. Transaction costs were $0.5 million for the six months ended June 30, 2010 compared to $0.2 million for the six months periods ended June 30, 2009. These costs relate to advisory, legal, accounting and other fees incurred related to acquisition activity during the respective periods.

Impairment of Intangibles. In June 2010, we recorded an impairment loss of $2.5 million associated with a contractual relationship acquired in prior years whose expected term is now anticipated to be less than initially estimated.

Loss on Extinguishment of Debt. We recognized a loss of $14.9 million in connection with the redemption of $157.5 million of our 11.25% Notes in 2010. The loss consists of $11.0 million of bond redemption premium payments and the write off of $3.9 million of previously deferred financing costs.

Earnings before Income Taxes. Earnings before income taxes in the six months ended June 30, 2010 were $48.5 million compared to $68.0 million in the corresponding period in 2009.

Provision for Income Taxes. The provision for income taxes was $19.0 million in the six months ended June 30, 2010 compared to $26.2 million in the corresponding period in 2009.

Net Earnings. Net earnings were $29.5 million in the six months ended June 30, 2010 compared to $41.7 million in the six months ended June 30, 2009.

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

Cash provided by operating activities in the six months ended June 30, 2010 was $14.5 million compared to cash provided by operations of $49.4 million in the corresponding period in 2009. The $34.8 million reduction in operating cash flow was principally the result of $13.8 million of cash costs associated with the 11.25% Notes redemption, including $2.8 million of accrued interest payments. In addition to the bond redemption, other elements contributing to the change in operating cash between quarters were increased levels of accounts receivable funding, and increases in the funding of current liabilities, including prior year incentive plan liabilities during the six months ended June 30, 2010 compared to the corresponding period in 2009. Cash used in investing activities in the six months ended June 30, 2010 was $14.1 million compared to $12.1 million in the same period of 2009. The $2.0 million increase in cash used in investing activities was principally due to an increase in net purchases of investments between periods at the captive insurance subsidiary and an increase in cash payments made related to acquisitions partially offset by a decrease in capital expenditures. Cash used in financing activities in the six months ended June 30, 2010 was $137.5 million compared to $3.8 million in the three months ended June 30, 2009. The increase in cash used for financing activities is due to the $157.5 million payment made in connection with the redemption of our 11.25% Notes, partially offset by the $21.8 million net proceeds received in connection with the exercise of the underwriters’ over allotment option during the six months ended June 30, 2010 and $0.4 million proceeds from the exercise of stock options.

We spent $3.9 million in the first six months of 2010 and $4.0 million in the first six months of 2009 for capital expenditures. These expenditures were primarily for billing and information technology investments and related development projects along with projects in support of operational initiatives.

As of June 30, 2010, we had $451.4 million in aggregate indebtedness consisting of $405.9 million of our term loan and $45.5 million of the 11.25% Notes, with an additional $125.0 million of borrowing capacity available under our senior secured revolving credit facility (without giving effect to $7.3 million of undrawn letters of credit). During the first six months of 2010, we redeemed a total of $157.5 million of the 11.25% Notes utilizing the net proceeds from our initial public offering. The 11.25% Notes were redeemed at a redemption price of 107.0% of the principal amount thereof, plus accrued and unpaid interest.

The 11.25% Notes, which were issued on November 23, 2005 by our subsidiaries, Team Finance LLC and Health Finance Corporation, and mature on December 1, 2013, are subordinated in right of payment to all of our senior debt and are senior in right of payment to all of our existing and future subordinated debt. Interest on the 11.25% Notes accrues at the rate of 11.25% per annum, payable semi-annually in arrears on June 1 and December 1 of each year. We may redeem some or all of the 11.25% Notes at any time at various redemption prices. The 11.25% Notes are guaranteed jointly and severally by Team Health Holdings, Inc. and all of our domestic wholly-owned operating subsidiaries as required by the indenture governing the 11.25% Notes.

We amended our senior secured credit agreement effective December 22, 2009. As part of the amendment, lenders holding $125.0 million of commitments in the aggregate under the revolving credit facility agreed to extend the maturity date of their commitments to August 23, 2012. Outstanding term loan borrowings under the senior credit facility mature on November 23, 2012.

The senior credit facility agreement, as amended, and the indenture governing the 11.25% Notes contain both affirmative and negative covenants, including limitations on our ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire our capital stock, acquire the capital stock or assets of another business, pay dividends, and require us to comply with certain coverage and leverage ratios. The

December 2009 amendment provides additional flexibility under certain of our covenants, including permitting us to make additional investments, loans and advances, to make additional repayments of our 11.25% Notes and to incur additional earn-out obligations in connection with permitted acquisitions. The senior credit agreement also includes a provision for the prepayment of a portion of the outstanding term loan amounts at any year-end if we generate “excess cash flow,” as defined in the agreement.

As of June 30, 2010 we were a party to three separate forward interest rate swap agreements. The objective of the agreements is to eliminate the variability of the cash flows in interest payments for $200.0 million of the variable-rate term loan for a three year period. The agreements are contracts to exchange, on a quarterly basis, floating interest rate payments based on the Eurocurrency rate, for fixed interest payments over the life of the agreements. We have determined that the interest rate swaps are highly effective and qualify for hedge accounting; therefore, in the six months ended June 30, 2010, we have recorded the increase in the fair value of the interest rate swaps, net of tax, of approximately $1.1 million as a component of other comprehensive earnings.

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

As of June 30, 2010, we had total cash and cash equivalents of approximately $33.3 million. There are no known liquidity restrictions or impairments on our cash and cash equivalents as of June 30, 2010. Our ongoing cash needs for the six months ended June 30, 2010 were substantially met from internally generated operating sources and periodic borrowing under the revolving facility. As of June 30, 2010, there were no amounts outstanding under the revolving credit facility.

We have historically been an acquirer of other physician staffing businesses and related interests. During 2010, including our August 2010 acquisition, we completed the acquisitions of certain assets and related business operations of three emergency medical staffing businesses and clinics located in Oklahoma, Kansas, Virginia, Rhode Island and Florida for a total of $53.8 million in cash. In addition, we may have to pay up to $18.2 million in future contingent payments related to these acquisitions. For the same period in 2009 we acquired an emergency staffing business located in Kentucky for a total of $2.7 million in cash. In addition, we may have to pay up to $2.3 million in future contingent payments related to this acquisition. Total future contingent payment obligations for these and previous acquisitions are estimated to be approximately $38.4 million.

We are in discussions with certain physician staffing businesses regarding potential acquisition opportunities. If we consummate these potential acquisitions, we would expect to fund such acquisitions using our existing cash or through borrowings under our revolving credit facility.

Effective March 12, 2003, we began providing for professional liability risks in part through a captive insurance company. Prior to such date we insured such risks principally through the commercial insurance market. The change in the professional liability insurance program initially resulted in increased cash flow due to the retention of cash formerly paid out in the form of insurance premiums to a commercial insurance company coupled with a long period (typically 2-4 years or longer on average) before cash payout of such losses occurs. A portion of such cash retained is retained within our captive insurance company and therefore not immediately available for general corporate purposes. As of June 30, 2010, the current value of cash or cash equivalents and related investments held within the captive insurance company totaled approximately $93.8 million. Investments of the captive insurance subsidiary are carried at fair market value and as of June 30, 2010 reflected $3.3 million of net unrealized gains. Effective June 1, 2010, we renewed our fronting carrier program with a commercial insurance carrier through May 31, 2011. In connection with this renewal, we have paid cash premiums of approximately $7.5 million to the commercial insurance carrier. For the six months ended June 30, 2010, we funded approximately $12.8 million of premiums to the captive subsidiary. For the six months ended June 30, 2010, we also funded a total of $0.4 million to a commercial insurance provider in order to meet our obligation for incurred costs in excess of the aggregate limits of coverage in place on the commercial insurance policy that ended March 11, 2003. We will fund additional payments which will be based upon the level of incurred losses relative to the aggregate limit of the coverage at that time as additional claims are processed.

Under the indenture governing the 11.25% Notes, our ability to engage in certain activities such as incurring certain additional indebtedness, making certain investments, and paying certain dividends is tied to ratios based on Adjusted EBITDA (which is defined as “EBITDA” in the indenture). Adjusted EBITDA under the indenture is defined as net earnings before interest expense, taxes, depreciation and amortization, as further adjusted to exclude unusual items, non-cash items and the other adjustments shown in the table below. We believe that the disclosure of the calculation of Adjusted EBITDA provides information that is useful to an investor’s understanding of our covenant compliance and financial flexibility under our indenture covenants. Adjusted EBITDA is not a measurement of financial performance or liquidity under generally accepted accounting principles. It should not be considered in isolation or as a substitute for net income, operating income, cash flows from operating, investing or financing activities, or any other measure calculated in accordance with generally accepted accounting principles. Adjusted EBITDA as calculated under the indenture for the 11.25% Notes is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
	(in thousands)
Net earnings	$15,833	$18,620	$41,731	$29,518
Interest expense, net	9,026	4,922	19,122	10,685
Provision for income taxes	9,700	12,043	26,229	19,004
Depreciation and amortization	4,707	6,423	9,332	12,838
Other expenses(a)	580	777	1,519	716
Loss on extinguishment of debt(b)	—	—	—	14,862
Impairment of intangibles	—	2,523	—	2,523
Transaction costs(c)	79	393	159	458
Stock based compensation expense(d)	185	406	371	610
Insurance subsidiary interest income	638	685	1,497	1,369
Severance and other charges	10	83	322	96

Adjusted EBITDA*	$40,758	$46,875	$100,282	$92,679

*	Adjusted EBITDA totals are not adjusted for the favorable effects of professional liability loss reserve adjustments associated with prior years of $18,824 and $7,219 for the six months ended June 30, 2009 and 2010, respectively. Adjusting for the effects of professional liability loss reserve adjustments associated with prior years, Adjusted EBITDA would have been reduced to $81,458 and $85,460 for the six months ended June 30, 2009 and 2010, respectively.
(a)	Reflects sponsor management fee and loss on disposal of assets in 2009 and loss on disposal of assets and unrealized loss on investments in 2010.
(b)	Reflects the loss on the redemption of a portion of the 11.25% Notes, including the write-off of deferred financing costs of $3,837.
(c)	Reflects expenses associated with acquisition transaction fees.
(d)	Reflects, for 2009, costs related to the recognition of expense in connection with the issuance of restricted units under the Team Health, Inc. 2005 Unit Plan and, for 2010, reflects costs related to options and restricted shares granted under the Team Health Holdings, Inc. 2009 Stock Incentive Plan.

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

Recently Issued Accounting Standards

See Note 2 of the accompanying consolidated financial statements for a discussion of recently issued accounting standards.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk related to changes in interest rates. The Company does not use derivative financial instruments for speculative or trading purposes.

The Company’s earnings are affected by changes in short-term interest rates as a result of its borrowings under its term loan facility.

At June 30, 2010, the fair value of the Company’s total debt, which has a carrying value of $451.4 million, was approximately $435.2 million. The Company had $405.9 million of variable debt outstanding at June 30, 2010. If the market interest rates for the Company’s variable rate borrowings had averaged 1% more subsequent to December 31, 2009, the Company’s interest expense (excluding the impact of our interest rate swap agreements) would have increased, and earnings before income taxes would have decreased, by approximately $2.0 million for the six months ended June 30, 2010. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management could take actions in an attempt to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company’s financial structure. This level of interest rate exposure is consistent with the overall interest rate exposure at December 31, 2009.

Item 4.	Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. As of June 30, 2010, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2010, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting: There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Certificate of Incorporation of Team Health Holdings, Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed on December 12, 2009)

3.2	By-laws of Team Health Holdings, Inc. (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K, filed on December 12, 2009)

31.1	Certification by Greg Roth for Team Health Holdings, Inc. dated August 10, 2010 as required by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification by David Jones for Team Health Holdings, Inc. dated August 10, 2010 as required by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Certification by Greg Roth for Team Health Holdings, Inc. dated August 10, 2010 as required by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.2	Certification by David Jones for Team Health Holdings, Inc. dated August 10, 2010 as required by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

TEAM HEALTH HOLDINGS, INC.

August 10, 2010	/S/ GREG ROTH
Greg Roth Chief Executive Officer

August 10, 2010	/S/ DAVID P. JONES
David P. Jones Chief Financial Officer

EXHIBIT INDEX

3.1	Certificate of Incorporation of Team Health Holdings, Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed on December 12, 2009)

3.2	By-laws of Team Health Holdings, Inc. (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K, filed on December 12, 2009)

31.1	Certification by Greg Roth for Team Health Holdings, Inc. dated August 10, 2010 as required by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification by David Jones for Team Health Holdings, Inc. dated August 10, 2010 as required by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Certification by Greg Roth for Team Health Holdings, Inc. dated August 10, 2010 as required by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.2	Certification by David Jones for Team Health Holdings, Inc. dated August 10, 2010 as required by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)