Form 10-Q
period 2010-09-30
TEAM HEALTH HOLDINGS INC.
filed 2010-11-09
CIK 1082754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2010

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

As of November 1, 2010, there were outstanding 64,483,820 shares of Common Stock of Team Health Holdings, Inc, with a par value of $.01.

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical facts and that reflect the current view of Team Health Holdings, Inc. (the “Company”) about future events and financial performance are hereby identified as “forward looking statements.” Some of these statements can be identified by terms and phrases such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “could,” “should,” “may,” “plan,” “project,” “predict” and similar expressions. The Company cautions readers of this Form 10-Q that such “forward looking statements”, including without limitation, those relating to the Company’s future business prospects, revenue, working capital, professional liability expense, liquidity, capital needs, interest costs and income, wherever they occur in this Form 10-Q or in other statements attributable to the Company, are necessarily estimates reflecting the judgment of the Company’s senior management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the “forward looking statements”. Factors that could cause our actual results to differ materially from those expressed or implied in such forward-looking statements, include, but are not limited to:

•	the current U.S. and global economic conditions;

•	the current U.S. and state healthcare reform legislative initiatives;

•	the effect and interpretation of current or future government regulation of the healthcare industry, and our ability to comply with these regulations;

•	our exposure to billing investigations and audits by federal and state authorities, as well as non-governmental auditing contractors;

•	our exposure to professional liability lawsuits;

•	the adequacy of our insurance reserves;

•	our reliance on reimbursements by third-party payers, as well as payments by individuals;

•	change in rates or methods of government payments for our services;

•	the general level of emergency department patient volumes at our clients’ facilities;

•	our exposure to the financial risks associated with fee for service contracts;

•	our ability to timely or accurately bill for services;

•	our ability to timely enroll healthcare professionals in the Medicare program;

•	a reclassification of independent contractor physicians by tax authorities;

•	the concentration of a significant number of our programs in certain states, particularly Florida and Tennessee;

•	any loss of or failure to renew contracts within the Military Health System Program, which are subject to a competitive bidding process;

•	our exposure to litigation;

•	fluctuations in our quarterly operating results which could affect our ability to raise new capital for our business;

•	effect on our revenues if we experience a net loss of contracts;

•	our ability to accurately assess the costs we will incur under new contracts;

•	our ability to find suitable acquisition candidates or successfully integrate completed acquisitions;

•	our ability to implement our business strategy and manage our growth effectively;

•	our future capital needs and ability to raise capital when needed;

•	our ability to successfully recruit and retain qualified healthcare professionals;

•	enforceability of our non-competition and non-solicitation contractual arrangements with some affiliated physicians and professional corporations;

•	the high level of competition in our industry;

•	our dependence on numerous complex information systems and our ability to maintain these systems or implement new systems;

•	our ability to protect our proprietary technology and services;

•	our loss of key personnel and/or ability to attract and retain highly qualified personnel;

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

TEAM HEALTH HOLDINGS, INC.

QUARTERLY REPORT FOR THE THREE AND NINE MONTHS

ENDED SEPTEMBER 30, 2010

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

TEAM HEALTH HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2009	September 30, 2010
	(Unaudited) (In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$170,331	$24,645
Accounts receivable, less allowance for uncollectibles of $178,712 and $223,166 in 2009 and 2010, respectively	237,703	259,430
Prepaid expenses and other current assets	17,040	25,165
Receivables under insured programs	17,615	10,952

Total current assets	442,689	320,192
Investments of insurance subsidiary	86,975	96,537
Property and equipment, net	28,850	33,318
Other intangibles, net	59,505	68,017
Goodwill	213,978	256,158
Deferred income taxes	44,880	38,564
Receivables under insured programs	24,708	33,677
Other	39,361	40,480

	$940,946	$886,943

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$17,472	$15,882
Accrued compensation and physician payable	124,380	122,368
Other accrued liabilities	83,955	82,970
Income tax payable	2,979	8,538
Current maturities of long-term debt	161,752	49,773
Deferred income taxes	34,764	35,998

Total current liabilities	425,302	315,529
Long-term debt, less current maturities	449,273	400,563
Other non-current liabilities	158,703	189,081
Shareholders’ equity (deficit):
Common stock, 100,000 shares authorized, 62,401 and 64,452 shares issued and outstanding at December 31, 2009 and September 30, 2010, respectively	624	645
Additional paid-in capital	490,989	515,265
Accumulated deficit	(582,708)	(535,636)
Accumulated other comprehensive (loss) earnings	(1,237)	1,496

Total shareholders’ deficit	(92,332)	(18,230)

	$940,946	$886,943

See accompanying notes to consolidated financial statements.

TEAM HEALTH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,
	2009	2010
	(Unaudited)
	(In thousands, except per share data)
Net revenue	$637,480	$690,648
Provision for uncollectibles	274,499	304,814

Net revenue less provision for uncollectibles	362,981	385,834
Cost of services rendered (exclusive of depreciation and amortization shown separately below)
Professional service expenses	281,185	298,937
Professional liability costs	13,479	13,967
General and administrative expenses	32,348	33,374
Other expenses (income)	804	(1,154)
Depreciation and amortization	4,696	6,927
Interest expense, net	8,549	5,252
Transaction costs	419	265

Earnings before income taxes	21,501	28,266
Provision for income taxes	8,001	10,712

Net earnings	$13,500	$17,554

	Three Months Ended September 30,
	2009 (Pro forma)	2010
Net earnings per share
Basic	$0.28	$0.27
Diluted	$0.28	$0.27
Weighted average shares outstanding
Basic	48,754	64,193
Diluted	49,061	64,496

See accompanying notes to consolidated financial statements.

TEAM HEALTH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended September 30,
	2009	2010
	(Unaudited)
	(In thousands, except per share data)
Net revenue	$1,868,002	$1,978,586
Provision for uncollectibles	793,345	852,760

Net revenue less provision for uncollectibles	1,074,657	1,125,826
Cost of services rendered (exclusive of depreciation and amortization shown separately below)
Professional service expenses	828,268	865,362
Professional liability costs	19,145	33,187
General and administrative expenses	93,182	97,117
Other expenses (income)	2,324	(437)
Depreciation and amortization	14,028	19,765
Interest expense, net	27,671	15,936
Transaction costs	578	723
Impairment of intangibles	—	2,523
Loss on extinguishment of debt	—	14,862

Earnings before income taxes	89,461	76,788
Provision for income taxes	34,230	29,716

Net earnings	$55,231	$47,072

	Nine Months Ended September 30,
	2009 (Pro forma)	2010
Net earnings per share
Basic	$1.13	$0.73
Diluted	$1.13	$0.73
Weighted average shares outstanding
Basic	48,834	64,113
Diluted	49,040	64,584

See accompanying notes to consolidated financial statements.

TEAM HEALTH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2009	2010
	(Unaudited)
	(In thousands)
Operating Activities
Net earnings	$55,231	$47,072
Adjustments to reconcile net earnings:
Depreciation and amortization	14,028	19,765
Amortization of deferred financing costs	1,554	1,522
Employee equity based compensation expense	558	1,342
Provision for uncollectibles	793,345	852,760
Impairment of intangibles	—	2,523
Deferred income taxes	2,782	5,919
Loss on extinguishment of debt	—	3,837
Loss on disposal of equipment	75	23
Equity in joint venture income	(1,473)	(1,882)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(792,051)	(869,721)
Prepaids and other assets	(11,658)	(11,056)
Income tax accounts	16,051	5,531
Accounts payable	3,582	(1,736)
Accrued compensation and physician payable	14,019	(675)
Other accrued liabilities	(1,465)	(547)
Professional liability reserves	(9,957)	5,610

Net cash provided by operating activities	84,621	60,287

Investing Activities
Purchases of property and equipment	(5,244)	(7,273)
Cash paid for acquisitions, net	(2,787)	(52,557)
Purchases of investments by insurance subsidiary	(92,962)	(51,925)
Proceeds from investments by insurance subsidiary	87,882	44,143
Other investing activities	9	5

Net cash used in investing activities	(13,102)	(67,607)

Financing Activities
Payments on notes payable	(3,187)	(3,187)
Payments on 11.25% senior subordinated notes	—	(157,502)
Proceeds from revolving credit facility	—	109,800
Payments on revolving credit facility	—	(109,800)
Proceeds from sale of common shares	—	21,762
Proceeds from the exercise of stock options	—	561
Redemption of common units	(1,736)	—

Net cash used in financing activities	(4,923)	(138,366)

Net increase (decrease) in cash	66,596	(145,686)
Cash and cash equivalents, beginning of period	46,398	170,331

Cash and cash equivalents, end of period	$112,994	$24,645

Interest paid	$22,426	$16,896

Taxes paid	$15,360	$18,312

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

In December 2009, the Company completed its initial public offering of 13,300,000 shares of common stock. Including the exercise of the underwriters’ over-allotment in January 2010 of 1,995,000 shares, a total of 15,295,000 shares were sold. The total number of outstanding shares of common stock was 64,452,415 as of September 30, 2010.

Unaudited Pro forma Financial Information

The accompanying consolidated statements of operations discloses unaudited pro forma earnings per share for the three and nine months ended September 30, 2009, after giving effect to the exchange of Class A, B and C units of Team Health Holdings, LLC for shares of Team Health Holdings, Inc.’s common stock.

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

Note 3. Acquisitions

In December 2009, the Company acquired the operations of an anesthesiology staffing company located in Florida that provides outsourced anesthesiology staffing services to hospitals. Also in December 2009, the Company completed the acquisition of certain assets and related business operations of a locums tenens business located in Georgia that provides temporary staffing of psychiatric physicians to hospitals and other healthcare organizations. In November 2009, the Company completed the acquisition of certain assets and related business operations of an emergency medicine staffing business located in Florida. In March 2009, the Company acquired the operations of a physician staffing business that provides hospital emergency department services under three contracts for locations in Kentucky. The purchase price for these acquisitions was allocated, in accordance with the provisions of ASC Topic 805 “Business Combinations” (ASC Topic 805), to net assets acquired, including goodwill of $56.7 million (of which $3.0 million is tax deductible goodwill) and contract intangibles of approximately $35.4 million, based on management’s estimates.

In March 2010, the Company completed the acquisitions of certain assets and related business operations of two emergency medical staffing businesses and clinics located in Virginia, Rhode Island and Florida. In August 2010, the Company completed the acquisition of certain assets and related business operations of an emergency medical staffing business located in Oklahoma and Kansas. The purchase price for these acquisitions was allocated in accordance with the provisions of ASC Topic 805 to net assets acquired, including goodwill of $42.1 million (all of which is tax deductible goodwill) and contract intangibles of approximately $22.2 million, based on management’s estimates.

The results of operations of the acquired businesses have been included in the Company’s consolidated financial statements beginning on the respective acquisition dates.

Note 4. Impairment

In June 2010, the Company recorded an impairment loss of $2.5 million related to the remaining contract intangible associated with a contractual relationship acquired in a previous acquisition. The Company determined, in accordance with the provisions of ASC Subtopic 360-10, Impairment or Disposal of Long-Lived Assets, that the recoverability of the remaining net contract intangible was impaired due to the pending termination of the contractual relationship. Accordingly, it was determined that there were not any material future cash flows associated with the contract; therefore, the total net contract intangible was considered to be impaired.

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

FASB ASC Topic 820 prioritizes the inputs used in measuring fair value into the following hierarchy:

Level 1	Quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2	Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable;

Level 3	Unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

The following table provides information on those assets and liabilities the Company measures at fair value on a recurring basis (in thousands):

	Carrying Amount In Consolidated Balance Sheet September 30, 2010	Fair Value September 30, 2010	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3
Investments of insurance subsidiary:
Money market funds	$17,127	$17,127	$17,127	$—	$—
U. S. Treasury securities	13,765	13,765	13,765	—	—
Municipal bonds	48,549	48,549	48,549	—	—
Agency notes	17,096	17,096	17,096	—	—

Total investments of insurance subsidiary	$96,537	$96,537	$96,537	$—	$—

Supplemental employee retirement plan investments:
Mutual funds	$11,477	$11,477	$11,477	$—	$—

Interest rate swap liability	$2,148	$2,148	$—	$2,148	$—

The fair values of the Company’s investments of insurance subsidiary and the Company’s supplemental employee retirement investments are based on quoted prices. See Note 7 for more information regarding the Company’s investments. The fair value of the Company’s interest rate swaps were determined using inputs that are available in the public swap markets for similarly termed instruments and then making adjustments for terms specific to the Company’s instruments and the Company’s and counterparty’s implied credit risk. See Note 6 for more information regarding the Company’s interest rate swap agreements. The fair value of the Company’s other financial instruments approximates their carrying values.

Note 6. Financial Derivative Instruments

As of September 30, 2010, the Company was a party to three separate forward interest rate swap agreements. The objective of the agreements is to eliminate the variability of the cash flows in interest payments for $200.0 million of the Company’s variable-rate term loan facility for a three-year period. The agreements are contracts to exchange, on a quarterly basis, floating interest rate payments based on the Eurocurrency rate, for fixed interest payments over the life of the agreements. The Company has determined the interest rate swaps are highly effective and qualify for hedge accounting; therefore, the changes in fair value of the interest rate swaps, net of tax, are recorded as a component of other comprehensive earnings. At September 30, 2010, the Company does not expect to reclassify any net gains or losses on its interest rate swap agreements from accumulated other comprehensive income to earnings during the next twelve months.

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

The following table presents the location of the liabilities associated with the Company’s interest rate swap agreements within the accompanying consolidated Balance Sheets (in thousands):

	Balance Sheet Location	Asset Derivatives		Liability Derivatives
		Fair Value at December 31, 2009	Fair Value at September 30, 2010	Fair Value at December 31, 2009	Fair Value at September 30, 2010
Derivatives designated as hedging:
Interest rate swap contracts	Other non-current liabilities	$—	$—	$4,731	$2,148

The following table presents the impact of the Company’s interest rate swap agreements and their location within the accompanying consolidated financial statements (in thousands):

	Amount of (Gain) Loss Recognized in Other Comprehensive Income on Derivative (Effective Portion)				Amount of (Gain) Loss Reclassified from Other Comprehensive Income into Income (Effective Portion)		Amount of (Gain) Loss Recognized in Income on Derivative (Ineffective Portion)
	Nine months Ended September 30,				Nine months Ended September 30,		Nine months Ended September 30,
	2009		2010		2009	2010	2009	2010
Interest rate swap contracts	$(130	)(a)	$(1,576	)(a)	$—	$—	$—	$—

(a)	Net of tax

Note 7. Investments

Investments are comprised of securities held by the Company’s captive insurance subsidiary and by the Company in connection with its participant directed supplemental employee retirement plan. Investments held by the Company’s captive insurance subsidiary are classified as available-for sale securities. The unrealized gains or losses of investments held by the Company’s captive insurance subsidiary are included in accumulated other comprehensive income as a separate component of shareholders’ equity, unless the decline in value is deemed to be other-than-temporary and the Company does not have the intent and ability to hold such securities until their full cost can be recovered, in which case such securities are written down to fair value and the loss is charged to current period earnings.

The investments held by the Company in connection with its participant directed supplemental employee retirement plan are classified as trading securities; therefore, changes in fair value associated with these investments are recognized as a component of earnings.

At December 31, 2009 and September 30, 2010, amortized cost basis and aggregate fair value of the Company’s available-for-sale securities by investment type were as follows (in thousands):

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2009
Money market funds	$3,090	$—	$—	$3,090
U. S. Treasury securities	13,672	84	(380)	13,376
Municipal bonds	44,795	2,163	(37)	46,921
Agency notes	22,882	706	—	23,588

	$84,439	$2,953	$(417)	$86,975

September 30, 2010
Money market funds	$17,127	$—	$—	$17,127
U. S. Treasury securities	13,275	490	—	13,765
Municipal bonds	45,078	3,499	(28)	48,549
Agency notes	16,741	355	—	17,096

	$92,221	$4,344	$(28)	$96,537

At December 31, 2009 and September 30, 2010, the amortized cost basis and aggregate fair value of the Company’s available-for-sale securities by contractual maturities were as follows (in thousands):

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2009
Due in less than one year	$18,199	$314	$—	$18,513
Due after one year through five years	25,285	918	(13)	26,190
Due after five years through ten years	40,955	1,721	(404)	42,272
Due after ten years	—	—	—	—

Total	$84,439	$2,953	$(417)	$86,975

September 30, 2010
Due in less than one year	$29,594	$163	$(10)	$29,747
Due after one year through five years	23,539	905	(9)	24,435
Due after five years through ten years	39,088	3,276	(9)	42,355
Due after ten years	—	—	—	—

Total	$92,221	$4,344	$(28)	$96,537

A summary of the Company’s temporarily impaired available-for-sale investment securities as of September 30, 2010 follows (in thousands):

	Impaired Less Than 12 Months		Impaired Over 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2010
Money market funds	$—	$—	$—	$—	$—	$—
U. S. Treasury securities	—	—	—	—	—	—
Municipal bonds	3,092	(28)	—	—	3,092	(28)
Agency notes	—	—	—	—	—	—

Total investment	$3,092	$(28)	$—	$—	$3,092	$(28)

The unrealized losses resulted from changes in market interest rates, not from changes in the probability of contractual cash flows. Because the Company has the ability and intent to hold the investments until a recovery of carrying value and full collection of the amounts due according to the contractual terms of the investments is expected, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2010.

During the nine months ended September 30, 2010, the Company recorded a gain on the sale of these investments of approximately $0.3 million.

As of September 30, 2010, the investments related to the participant directed supplemental employee retirement plan totaled $11.5 million and are included in other assets in the accompanying consolidated balance sheet. The trading gains and losses on those investments for the nine months ended on September 30, 2010 that are still held by the Company as of September 30, 2010 are as follows (in thousands):

Net gains and losses recognized during the nine months ended September 30, 2010 on trading securities	$933
Less: net gains and losses recognized during the period on trading securities sold during the nine months ended September 30, 2010	(4)

Unrealized gains and losses recognized on trading securities still held at September 30, 2010	$929

Note 8. Net Revenue

Net revenue for the three and nine months ended September 30, 2009 and 2010 consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Fee-for-service revenue	$518,982	$578,248	$1,508,500	$1,642,097
Contract revenue	111,893	104,950	339,928	315,417
Other revenue	6,605	7,450	19,574	21,072

	$637,480	$690,648	$1,868,002	$1,978,586

Note 9. Other Intangible Assets

The following is a summary of intangible assets and related amortization as of December 31, 2009 and September 30, 2010 (in thousands):

	Gross Carrying Amount	Accumulated Amortization
As of December 31, 2009:
Contracts	$83,249	$24,584
Other	1,288	448

Total	$84,537	$25,032

As of September 30, 2010:
Contracts	$101,194	$33,891
Other	840	126

Total	$102,034	$34,017

Aggregate amortization expense:
For the nine months ended September 30, 2010		$11,167

Estimated amortization expense:
For the remainder of the year ended December 31, 2010		$4,278
For the year ended December 31, 2011		15,392
For the year ended December 31, 2012		14,961
For the year ended December 31, 2013		13,347
For the year ended December 31, 2014		10,922

Note 10. Long-Term Debt

Long-term debt as of September 30, 2010 consisted of the following (in thousands):

Term Loan Facility	$404,813
11.25% Senior Subordinated Notes	45,523
Revolving line of credit	—

450,336
Less current portion	(49,773)

$400,563

The Company amended its senior secured credit agreement effective December 22, 2009. As part of the amendment, lenders holding $125.0 million of commitments in the aggregate under the revolving credit facility agreed to extend the maturity date of their commitments to August 23, 2012. Outstanding term loan borrowings under the senior credit term loan facility mature on November 23, 2012. The amendment also provides additional flexibility under certain of the covenants, including permitting the Company to make additional investments, loans and advances, to make additional repayments of the 11.25% Senior Subordinated Notes (“11.25% Notes”) and to incur additional earn-out obligations in connection with permitted acquisitions. The interest rate on the Company’s outstanding term loan facility is equal to the euro dollar rate plus 2.0% or the agent bank’s base rate plus 1.0%. The interest rate at September 30, 2010 was 2.33% for amounts outstanding under the term loan facility.

The interest rate for any revolving credit facility borrowings is based on a grid that is based on the consolidated ratio of total funded debt less unrestricted cash on the balance sheet to earnings before interest, taxes, depreciation and amortization, all as set forth in the credit agreement. As of September 30, 2010, the interest rate for borrowings under the revolving credit facility was equal to the euro dollar rate plus 2.0% or the agent bank’s base rate plus 1.0%. In addition, the Company pays a commitment fee for the revolving credit facility which is equal to 0.5% of the commitment at September 30, 2010. The total available borrowings under the revolving credit facility was $125.0 million as of September 30, 2010, excluding $7.4 million of standby letters of credit. No borrowings under the revolving credit facility were outstanding as of September 30, 2010.

As of September 30, 2010, the Company is a party to three separate forward interest rate swap agreements. The objective of these agreements is to eliminate the variability of the cash flows in interest payments for $200.0 million of the variable-rate senior secured term loan facility for a three-year period. The agreements are contracts to exchange, on a quarterly basis, floating interest rate payments based on the Eurocurrency rate, for fixed interest payments over the life of the agreements. The Company has determined that the interest rate swaps are highly effective and qualify for hedge accounting; therefore, for the nine months ended September 30, 2010, the Company recorded the increase in the fair value of the interest rate swaps, net of tax, of approximately $1.6 million as a component of other comprehensive earnings. As of December 31, 2009 and September 30, 2010, we had a $4.7 million and $2.1 million liability recorded related to the swaps, respectively.

These agreements expose the Company to credit losses in the event of non-performance by the counterparty to the financial instruments. The counterparty is a creditworthy financial institution and the Company believes the counterparty will be able to fully satisfy its obligations under the contracts.

The Company issued on November 23, 2005, 11.25% Notes due December 1, 2013 in the amount of $215.0 million. The 11.25% Notes are subordinated in right of payment to all senior debt of the Company and are senior in right of payment to all existing and future subordinated indebtedness of the Company. Interest on the 11.25% Notes accrues at the rate of 11.25% per annum, payable semi-annually in arrears on June 1 and December 1 of each year. In the first quarter of 2010, the Company redeemed a total of $157.5 million of the 11.25% Notes utilizing the net proceeds from its initial public offering and the exercise of the underwriters’ over-allotment option. The 11.25% Notes were redeemed at a redemption price of 107.0% of the principal amount thereof, plus accrued and unpaid interest in the amount of $2.8 million resulting in a loss on extinguishment of debt of $14.9 million. Included in the calculation of the loss was the write-off of deferred financing costs of approximately $3.9 million.

On November 1, 2010, the Company announced its intention to redeem the remaining $45.5 million of its outstanding 11.25% Notes at a redemption price of 102.813% effective December 1, 2010. The redemption of the remaining 11.25% Notes will be funded by existing cash on hand. To the extent the existing cash on hand is less than the redemption price, the remaining balance will be funded by the Company’s revolving credit facility borrowings. As a result of the redemption notice, the Company has classified the 11.25% Notes as a current liability as of September 30, 2010. The redemption of the 11.25% Notes will result in an estimated loss on extinguishment of debt of $2.3 million. Included in the calculation of the loss is the write-off of deferred financing costs of approximately $1.0 million.

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

Aggregate annual maturities of long-term debt as of September 30, 2010 are as follows (in thousands):

2010	$49,773
2011	4,250
2012	396,313
2013	—
Thereafter	—

The fair value of the Company’s debt is estimated using quoted market prices when available. When quoted market prices are not available, fair value is estimated based on current market interest rates for debt with similar maturities.

The fair value of the Company’s debt was $605.9 million and $441.8 million at December 31, 2009 and September 30, 2010, respectively. The financial statement carrying value was $611.0 million and $450.3 million at December 31, 2009 and September 30, 2010, respectively.

Note 11. Professional Liability Insurance

The Company’s professional liability loss reserves consisted of the following (in thousands):

	December 31, 2009	September 30, 2010
Estimated losses under self-insured programs	$145,237	$150,847
Estimated losses under commercial insurance programs	42,323	44,629

	187,560	195,476
Less estimated payable within one year	61,701	49,132

	$125,859	$146,344

The changes to the Company’s estimated losses under self-insured programs as of September 30, 2010 were as follows (in thousands):

Balance, December 31, 2009	$145,237
Reserves related to current period	27,539
Changes related to prior period reserves	(7,219)
Payments for current period reserves	(847)
Payments for prior period reserves	(13,863)

Balance, September 30, 2010	$150,847

The Company provides for its estimated professional liability losses through a combination of self-insurance and commercial insurance programs. During the period March 12, 1999 through March 11, 2003, the primary source of the Company’s coverage for such risks was a professional liability insurance policy provided through one insurance carrier. The commercial insurance carrier policy initially included an insured loss limit of $130.0 million. In April 2006, the Company amended the policy with its commercial insurance carrier to provide for an increase in the aggregate limit of coverage based upon certain premium funding levels. As of September 30, 2010, the insured loss limit under the policy was $156.7 million. Losses in excess of the limit of coverage remain as a self-insured obligation of the Company. Beginning March 12, 2003, professional liability loss risks are principally being provided for through self-insurance with a portion of such risks (“claims-made” basis) transferred to and funded into a captive insurance company. The accounts of the captive insurance company are fully consolidated with those of the other operations of the Company in the accompanying consolidated financial statements.

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

As of September 30, 2010, of the $150.8 million of estimated losses under self insurance programs, approximately $73.3 million represents an estimate of IBNR claims and expenses and additional loss development with the remaining $77.5 million representing specific case reserves. Of the existing case reserves as of September 30, 2010, $0.7 million represent case reserves that have been settled but not yet funded, and $76.8 million reflect unsettled case reserves.

The Company’s provisions for losses under its self-insurance components are estimated using the results of periodic actuarial studies. Such actuarial studies include numerous underlying estimates and assumptions, including assumptions as to future claim losses, the severity and frequency of such projected losses, loss development factors and others. The Company’s provisions for losses under its self-insured components are subject to subsequent adjustment should future actuarial projected results for such periods indicate projected losses greater or less than previously projected. The Company’s estimated loss reserves under such programs are discounted at 3.9% and 2.5% at December 31, 2009 and September 30, 2010, respectively, which was the current ten year U.S. Treasury rate at each of those dates, which reflects the risk free interest rate over the expected period of claims payments.

The Company’s most recent actuarial valuation was completed in October 2010. As a result of such actuarial valuation, the Company determined that no change was necessary in its reserves for professional liability losses as of September 30, 2010 related to prior year loss estimates. During the first quarter of 2010, the Company realized a $7.2 million reduction in its reserves for professional liability losses associated with prior year loss estimates. The Company had previously realized a reduction in its provision for professional liability losses of $18.8 million in the first quarter of 2009. Factors contributing to the change in prior year loss estimates included favorable loss development on historical periods between actuarial studies as well as continued favorable trends in the frequency and severity of claims reported compared to historical trends.

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

The following table summarizes the status of options under the 2009 Stock Plan as of September 30, 2010:

	Shares (in thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Life in Years
Outstanding at beginning of year	5,640	$13.89
Granted	1,464	13.46
Exercised	(43)	13.06
Expired or forfeited	(106)	14.25

Outstanding at end of period	6,955	$13.80	$1,786	9.3

Exercisable at end of period	4,884	$13.85	$1,638	9.2

Intrinsic value is the amount by which the stock price as of September 30, 2010 exceeds the exercise price of the options. As of September 30, 2010, the Company had approximately $8.4 million of unrecognized compensation expense net of estimated forfeitures related to unvested options which will be recognized over the remaining requisite service period. Fair value of the options granted in 2010 was based on the grant date fair value as calculated by the Black-Sholes option pricing formula with the following weighted average assumptions: risk-free interest rate of 2.6%, implied volatility of 42.9% and an expected life of the options of 6.25 years. Forfeitures of employee equity-based awards have been historically immaterial to the Company.

The Company also granted 18,750 shares of restricted stock during the nine months ended September 30, 2010 to certain board members. The issued shares vest annually over a three-year period from the initial grant date. The Company recorded restricted stock expense of $25,000 during the nine months ended September 30, 2010 and has $0.2 million of expense remaining to be recognized over the requisite service period for these awards.

A summary of changes in unvested shares of restricted stock for the nine months ended September 30, 2010 is as follows (in thousands):

Shares (in thousands)
Outstanding at beginning of year	279
Granted	19
Vested	(146)
Forfeited and expired	(5)

Outstanding at September 30, 2010	147

Stock Purchase Plans

In May 2010, the Company’s Board of Directors adopted the 2010 Employee Stock Purchase Plan (“ESPP”) and the 2010 Nonqualified Stock Purchase Plan (“NQSPP”).

The ESPP provides for the issuance of up to 600,000 shares to our employees. All eligible employees are granted identical rights to purchase common stock for each Board authorized offering under the ESPP. Rights granted pursuant to any offering under the ESPP terminate immediately upon cessation of an employee’s employment for any reason. In general, an employee may reduce their contribution or withdraw from participation in an offering at any time during the purchase period for such offering. Employees receive a 5% discount on shares purchased under the ESPP. Rights granted under the plan are not transferable and may be exercised only by the person to whom such rights are granted. The initial offering under the ESPP commenced July 1, 2010 and terminated on September 30, 2010. Subsequent offerings will occur every six months commencing October 1, 2010. As of September 30, 2010 contributions under the ESPP totaled $0.2 million and in October 2010 approximately 14,000 shares of the Company’s common stock were issued to plan participants.

The NQSPP provides for the issuance of up to 800,000 shares to our independent contractors. All eligible contractors are granted identical rights to purchase common stock for each Board authorized offering under the NQSPP. Rights granted pursuant to any offering under the NQSPP terminate immediately upon cessation of a contractor’s relationship for any reason. In general, a contractor may reduce their contribution or withdraw from participation in an offering at any time during the purchase period for such offering. Contractors receive a 5% discount on shares purchased under the NQSPP. Rights granted under the NQSPP are not transferable and may be exercised only by the person to whom such rights are granted. The initial offering under the NQSPP commenced July 1, 2010 and terminated on September 30, 2010. Subsequent offerings will occur every six months commencing October 1, 2010. As of September 30, 2010 contributions under the NQSPP totaled $0.2 million and in October 2010 approximately 17,000 shares of the Company’s common stock were issued to plan participants.

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

Healthcare Reform

The President of the United States and members of the U.S. Congress have enacted significant reforms to the U.S. health care system. On March 23, 2010, the President signed into law The Patient Protection and Affordable Care Act, and on March 30, 2010, the President signed into law The Health Care and Education Reconciliation Act of 2010 (referred to collectively as the “Health Reform Laws”). The Health Reform Laws include a number of provisions that may affect the Company, although the impact of many of the changes will be unknown until they are implemented, which in some cases will not occur for several years. The impact of some of these provisions may be positive such as increasing access to health benefits for the uninsured and underinsured populations, while other provisions such as Medicare payment reforms and reductions that could reduce provider payments may have an adverse effect on the reimbursement rates the Company receives for services provided by affiliated healthcare professionals.

Acquisition Payments

As of September 30, 2010, the Company may have to pay up to $36.6 million in future contingent payments as additional consideration for acquisitions made prior to September 30, 2010. These payments will be made and recorded as additional purchase price or will reduce existing liabilities should the acquired operations achieve the financial targets or certain contract terms as agreed to in the respective acquisition agreements. During the nine months ended September 30, 2010, $0.9 million of contingent consideration was paid. No payments were made in the corresponding period of 2009.

Note 14. Comprehensive Earnings

The components of comprehensive earnings, net of related taxes, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Net earnings	$13,500	$17,554	$55,231	$47,072
Net change in fair market value of investments	1,171	652	1,164	1,157
Net change in fair market value of interest rate swap	(558)	485	130	1,576

Comprehensive earnings	$14,113	$18,691	$56,525	$49,805

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

The following table presents financial information for each reportable segment. Depreciation, amortization, management fee and other expenses separately identified in the consolidated statements of operations are included as a reduction to the operating earnings of each segment in each period below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Net Revenues less Provision for Uncollectibles:
Healthcare Services	$359,551	$382,504	$1,064,070	$1,116,467
Billing Services	3,430	3,330	10,587	9,359

	$362,981	$385,834	$1,074,657	$1,125,826

Operating Earnings:
Healthcare Services	$42,165	$45,973	$153,478	$144,114
Billing Services	975	934	2,597	2,518
General Corporate	(13,090)	(13,389)	(38,943)	(53,908)

	$30,050	$33,518	$117,132	$92,724

Reconciliation of Operating Earnings to Net Earnings:
Operating earnings	$30,050	$33,518	$117,132	$92,724
Interest expense, net	8,549	5,252	27,671	15,936
Provision for income taxes	8,001	10,712	34,230	29,716

Net earnings	$13,500	$17,554	$55,231	$47,072

Note 16. Financial Information for Subsidiary Guarantors and Non-Guarantor Subsidiary

The Company conducts substantially all of its business through its subsidiaries. The current registrant, Team Health Holdings, Inc., is a holding company that conducts no operations and whose financial position is its investments in its subsidiaries. As of September 30, 2010, the Company and its wholly-owned domestic subsidiaries jointly and severally guarantee the 11.25% Notes on an unsecured senior subordinated basis. Prior to the corporate conversion, Team Finance, LLC, a subsidiary of the Company, was the registrant. Team Finance, LLC conducts no operations and its financial position is comprised of its investments in its subsidiaries, deferred financing costs and the Company’s debt. The condensed consolidating financial information for the current and former registrants, the subsidiary guarantors, the non-guarantor subsidiary, certain reclassifications and eliminations and the consolidated Company as of December 31, 2009 and September 30, 2010 and for the three and nine months ended September 30, 2009 and 2010, are as follows:

Consolidated Balance Sheet

	As of December 31, 2009
	Parent, Issuer, and Guarantor Subsidiaries	Non-Guarantor Subsidiary	Reclassifications and Eliminations	Total Consolidated
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$170,331	$—	$—	$170,331
Accounts receivable, net	237,703	—	—	237,703
Prepaid expenses and other current assets	15,129	15,296	(13,385)	17,040
Receivables under insured programs	17,615	—	—	17,615

Total current assets	440,778	15,296	(13,385)	442,689
Investments of insurance subsidiary	—	86,975	—	86,975
Property and equipment, net	28,850	—	—	28,850
Other intangibles, net	59,505	—	—	59,505
Goodwill	213,978	—	—	213,978
Deferred income taxes	41,617	401	2,862	44,880
Receivables under insured programs	24,708	—	—	24,708
Investment in subsidiary	15,007	—	(15,007)	—
Other	38,332	1,029	—	39,361

	$862,775	$103,701	$(25,530)	$940,946

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Accounts payable	$17,420	$52	$—	$17,472
Accrued compensation and physician payable	124,380	—	—	124,380
Other accrued liabilities	37,111	57,367	(10,523)	83,955
Income tax payable	2,409	570	—	2,979
Current maturities of long-term debt	161,752	—	—	161,752
Deferred income taxes	34,764	—	—	34,764

Total current liabilities	377,836	57,989	(10,523)	425,302
Long-term debt, less current maturities	449,273	—	—	449,273
Other non-current liabilities	127,998	30,705	—	158,703
Common stock	624	120	(120)	624
Additional paid in capital	490,989	4,610	(4,610)	490,989
Accumulated (deficit) earnings	(581,059)	8,628	(10,277)	(582,708)
Accumulated other comprehensive (loss) earnings	(2,886)	1,649	—	(1,237)

Total shareholders’ (deficit) equity	(92,332)	15,007	(15,007)	(92,332)

	$862,775	$103,701	$(25,530)	$940,946

Consolidated Balance Sheet

	As of September 30, 2010
	Parent, Issuer, and Guarantor Subsidiaries	Non-Guarantor Subsidiary	Reclassifications and Eliminations	Total Consolidated
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$24,645	$—	$—	$24,645
Accounts receivable, net	259,430	—	—	259,430
Prepaid expenses and other current assets	33,319	22,988	(31,142)	25,165
Receivables under insured programs	10,952	—	—	10,952

Total current assets	328,346	22,988	(31,142)	320,192
Investments of insurance subsidiary	—	96,537	—	96,537
Property and equipment, net	33,318	—	—	33,318
Other intangibles, net	68,017	—	—	68,017
Goodwill	256,158	—	—	256,158
Deferred income taxes	34,746	—	3,818	38,564
Receivables under insured programs	33,677	—	—	33,677
Investment in subsidiary	9,062	—	(9,062)	—
Other	39,033	1,447	—	40,480

	$802,357	$120,972	$(36,386)	$886,943

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Accounts payable	$15,837	$9,045	$(9,000)	$15,882
Accrued compensation and physician payable	122,368	—	—	122,368
Other accrued liabilities	44,756	56,538	(18,324)	82,970
Income tax payable	8,011	527	—	8,538
Current maturities of long-term debt	49,773	—	—	49,773
Deferred income taxes	35,998	—	—	35,998

Total current liabilities	276,743	66,110	(27,324)	315,529
Long-term debt, less current maturities	400,563	—	—	400,563
Other non-current liabilities	143,281	45,800	—	189,081
Common stock	645	120	(120)	645
Additional paid in capital	515,265	4,610	(4,610)	515,265
Accumulated (deficit) earnings	(532,830)	1,526	(4,332)	(535,636)
Accumulated other comprehensive (loss) earnings	(1,310)	2,806	—	1,496

Total shareholders (deficit) equity	(18,230)	9,062	(9,062)	(18,230)

	$802,357	$120,972	$(36,386)	$886,943

Consolidated Statement of Operations

	Three Months Ended September 30, 2009
	Parent and Guarantor Subsidiaries	Non-Guarantor Subsidiary	Reclassifications and Eliminations	Total Consolidated
	(in thousands)
Net revenue	$637,480	$3,393	$(3,393)	$637,480
Provision for uncollectibles	274,499	—	—	274,499

Net revenue less provision for uncollectibles	362,981	3,393	(3,393)	362,981
Cost of services rendered (exclusive of depreciation and amortization shown separately below)
Professional expenses	296,390	1,667	(3,393)	294,664
General and administrative expenses	32,287	61	—	32,348
Other expenses (income)	910	(106)	—	804
Depreciation and amortization	4,696	—	—	4,696
Interest expense (income), net	9,189	(640)	—	8,549
Transaction costs	419	—	—	419

Earnings before income taxes	19,090	2,411	—	21,501
Provision for income taxes	7,429	572	—	8,001

Net earnings	$11,661	$1,839	$—	$13,500

Consolidated Statement of Operations

	Three Months Ended September 30, 2010
	Parent, Issuer, and Guarantor Subsidiaries	Non-Guarantor Subsidiary	Reclassifications and Eliminations	Total Consolidated
	(in thousands)
Net revenue	$690,648	$6,871	$(6,871)	$690,648
Provision for uncollectibles	304,814	—	—	304,814

Net revenue less provision for uncollectibles	385,834	6,871	(6,871)	385,834
Cost of services rendered (exclusive of depreciation and amortization shown separately below)
Professional expenses	309,396	10,379	(6,871)	312,904
General and administrative expenses	33,300	74	—	33,374
Other income	(965)	(189)	—	(1,154)
Depreciation and amortization	6,927	—	—	6,927
Interest expense (income), net	5,708	(456)	—	5,252
Transaction costs	265	—	—	265

Earnings (loss) before income taxes	31,203	(2,937)	—	28,266
Provision (benefit) for income taxes	11,901	(1,189)	—	10,712

Net earnings	$19,302	$(1,748)	$—	$17,554

Consolidated Statement of Operations

	Nine Months Ended September 30, 2009
	Parent and Guarantor Subsidiaries	Non-Guarantor Subsidiary	Reclassifications and Eliminations	Total Consolidated
	(in thousands)
Net revenue	$1,868,002	$19,489	$(19,489)	$1,868,002
Provision for uncollectibles	793,345	—	—	793,345

Net revenue less provision for uncollectibles	1,074,657	19,489	(19,489)	1,074,657
Cost of services rendered (exclusive of depreciation and amortization shown separately below)
Professional expenses	860,287	6,615	(19,489)	847,413
General and administrative expenses	93,022	160	—	93,182
Other expenses (income)	2,735	(411)	—	2,324
Depreciation and amortization	14,028	—	—	14,028
Interest expense (income), net	29,809	(2,138)	—	27,671
Transaction costs	578	—	—	578

Earnings before income taxes	74,198	15,263	—	89,461
Provision for income taxes	29,413	4,817	—	34,230

Net earnings	$44,785	$10,446	$—	$55,231

Consolidated Statement of Operations

	Nine Months Ended September 30, 2010
	Parent, Issuer, and Guarantor Subsidiaries	Non-Guarantor Subsidiary	Reclassifications and Eliminations	Total Consolidated
	(in thousands)
Net revenue	$1,978,586	$22,316	$(22,316)	$1,978,586
Provision for uncollectibles	852,760	—	—	852,760

Net revenue less provision for uncollectibles	1,125,826	22,316	(22,316)	1,125,826
Cost of services rendered (exclusive of depreciation and amortization shown separately below)
Professional expenses	898,848	22,017	(22,316)	898,549
General and administrative expenses	96,928	189	—	97,117
Other income	(185)	(252)	—	(437)
Depreciation and amortization	19,765	—	—	19,765
Interest expense (income), net	17,762	(1,826)	—	15,936
Transaction costs	723	—	—	723
Impairment of intangibles	2,523	—	—	2,523
Loss on extinguishment of debt	14,862	—	—	14,862

Earnings before income taxes	74,600	2,188	—	76,788
Provision for income taxes	29,426	290	—	29,716

Net earnings	$45,174	$1,898	$—	$47,072

Consolidated Statement of Cash Flows

	Nine Months Ended September 30, 2009
	Parent and Guarantor Subsidiaries	Non-Guarantor Subsidiary	Reclassifications and Eliminations	Total Consolidated
	(in thousands)
Operating activities
Net earnings	$44,785	$10,446	$—	$55,231
Adjustments to reconcile net earnings:
Depreciation and amortization	14,028	—	—	14,028
Amortization of deferred financing costs	1,554	—	—	1,554
Employee equity based compensation expense	558	—	—	558
Provision for uncollectibles	793,345	—	—	793,345
Deferred income taxes	2,954	(172)	—	2,782
Loss on disposal of equipment	75	—	—	75
Equity in joint venture income	(1,473)	—	—	(1,473)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(792,051)	—	—	(792,051)
Prepaids and other assets	(3,497)	(8,161)	—	(11,658)
Income tax accounts	15,397	654	—	16,051
Accounts payable	3,585	(3)	—	3,582
Accrued compensation and physician payable	14,019	—	—	14,019
Other accrued liabilities	(9,030)	7,565	—	(1,465)
Professional liability reserves	(4,708)	(5,249)	—	(9,957)

Net cash provided by operating activities	79,541	5,080	—	84,621

Investing activities
Purchases of property and equipment	(5,244)	—	—	(5,244)
Cash paid for acquisitions, net	(2,787)	—	—	(2,787)
Purchases of investments by insurance subsidiary	—	(92,962)	—	(92,962)
Proceeds from investments by insurance subsidiary	—	87,882	—	87,882
Other investing activities	9	—	—	9

Net cash used in investing activities	(8,022)	(5,080)	—	(13,102)

Financing activities
Payments on notes payable	(3,187)	—	—	(3,187)
Redemption of common units	(1,736)	—	—	(1,736)

Net cash used in financing activities	(4,923)	—	—	(4,923)

Net increase in cash	66,596	—	—	66,596
Cash and cash equivalents, beginning of period	46,398	—	—	46,398

Cash and cash equivalents, end of period	$112,994	$—	$—	$112,994

Consolidated Statement of Cash Flows

	Nine Months Ended September 30, 2010
	Parent, Issuer, and Guarantor Subsidiaries	Non-Guarantor Subsidiary	Reclassifications and Eliminations	Total Consolidated
	(in thousands)
Operating activities
Net earnings	$45,174	$1,898	$—	$47,072
Adjustments to reconcile net earnings:
Depreciation and amortization	19,765	—	—	19,765
Amortization of deferred financing costs	1,522	—	—	1,522
Employee equity based compensation expense	1,342	—	—	1,342
Provision for uncollectibles	852,760	—	—	852,760
Impairment of intangibles	2,523		—	2,523
Deferred income taxes	5,588	331	—	5,919
Loss on extinguishment of debt	3,837	—	—	3,837
Loss on disposal of equipment	23	—	—	23
Equity in joint venture income	(1,882)	—	—	(1,882)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(869,721)	—	—	(869,721)
Prepaids and other assets	(3,903)	(7,153)	—	(11,056)
Income tax accounts	5,574	(43)	—	5,531
Accounts payable	(1,729)	(7)	—	(1,736)
Accrued compensation and physician payable	(675)	—	—	(675)
Other accrued liabilities	(5,624)	5,077	—	(547)
Professional liability reserves	(2,069)	7,679	—	5,610

Net cash provided by operating activities	52,505	7,782	—	60,287

Investing activities
Purchases of property and equipment	(7,273)	—	—	(7,273)
Cash paid for acquisitions, net	(52,557)	—	—	(52,557)
Purchases of investments by insurance subsidiary	—	(51,925)	—	(51,925)
Proceeds from investments by insurance subsidiary	—	44,143	—	44,143
Other investing activities	5	—	—	5

Net cash used in investing activities	(59,825)	(7,782)	—	(67,607)

Financing activities
Payments on notes payable	(3,187)	—	—	(3,187)
Payments on 11.25% senior subordinated notes	(157,502)	—	—	(157,502)
Proceeds from revolving credit facility	109,800	—	—	109,800
Payments on revolving credit facility	(109,800)	—	—	(109,800)
Proceeds from sale of common shares	21,762	—	—	21,762
Proceeds from exercise of stock options	561	—	—	561

Net cash used in financing activities	(138,366)	—	—	(138,366)

Net decrease in cash	(145,686)	—	—	(145,686)
Cash and cash equivalents, beginning of period	170,331	—	—	170,331

Cash and cash equivalents, end of period	$24,645	$—	$—	$24,645

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Healthcare Reform

The President of the United States and members of the U.S. Congress have enacted significant reforms to the U.S. healthcare system. On March 23, 2010, the President signed into law The Patient Protection and

Affordable Care Act, and on March 30, 2010, the President signed into law The Health Care and Education Reconciliation Act of 2010 (referred to collectively as the “Health Reform Laws”). The Health Reform Laws include a number of provisions that may affect us, although the impact of many of the changes will be unknown until they are implemented, which in some cases will not occur for several years. The impact of some of these provisions may be positive, such as increasing access to health benefits for the uninsured and underinsured populations, while other provisions such as Medicare payment reforms and reductions that could reduce provider payments may have an adverse effect on the reimbursement rates we receive for services provided by affiliated healthcare professionals.

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

In November 2010, CMS released the final regulations to update the 2011 MPFS. Included in the regulations are changes in reimbursement that redistribute payments between different medical specialties, as well as other technical reimbursement charges. We estimate that the 2011 MPFS will reduce 2011 reimbursement rates to emergency medicine providers by an estimated 3%. This reimbursement reduction is in addition to any reduction associated with SGR changes.

Any future reductions in amounts paid by government programs for physician services or changes in methods or regulations governing payment amounts or practices could cause our revenues to decline and we may not be able to offset reduced operating margins through cost reductions, increased volume or otherwise.

Military Healthcare Staffing

We are a provider of healthcare professionals that serve military personnel and their dependents in military treatment facilities nationwide administered by the U.S. Department of Defense. Our revenues derived from military healthcare staffing totaled $123.5 million and $71.3 million for the nine months ended September 30, 2009 and 2010, respectively. These revenues are derived from contracts that are subject to a competitive bidding process.

Approximately $92.5 million of the estimated revenue won by us as part of the military’s contract bidding process in 2009 was awarded to us on a one-year contract basis and will be subject to re-bid and award on or about October 1, 2010. Approximately $65.0 million of the estimated annual revenue won during the 2009 bidding process was awarded to us on a two—five option year contract basis which gives the government the option to exercise available option years each October 1. The government also reserves a portion of its contracts for award to small businesses. We participate in such small business awards to the extent we can serve as a sub-contractor to small businesses that win such bids. Approximately 27.7% and 32.3% of our military staffing revenue for each of the nine month periods ended September 30, 2009 and 2010, respectively, was derived through subcontracting agreements with small business prime contractors.

We were successful in retaining existing business or winning new bids following completion of the bidding process as of October 1, 2010, in the estimated annualized amount of $75.8 million. The estimated annualized amount of $75.8 million included $41.2 million awarded under one-year contracts.

In September 2009 we were awarded a contract to provide full primary care services for two military health centers. The award includes build out and subsequent staffing of the facilities. The start of the contract has been delayed since the initial date of the award due to appeals filed by the incumbent provider in connection the grant of the contract. Most recently in July 2010, we received notification to commence transitional services under the contract. However, in October 2010, a stop work order was issued in connection with the ongoing contract award appeals process. Although we believe we have provided a very competitive bid to the military and are in a position to resume services under the contract upon the release of the stop work order, in the event there is an ultimately negative outcome in regard to the contract award, the operations and financial position of our military staffing business could be adversely affected. Consequently, the carrying value of the $58.2 million goodwill related to our military staffing business may be at risk of potential impairment associated with negative outcomes on this or other contract awards.

Impairment of Intangibles

In June 2010, we recorded an impairment loss of $2.5 million related to the remaining contract intangible associated with a contractual relationship acquired in a previous acquisition. We determined, in accordance with the provisions of Accounting Standards Codification (“ASC”) Subtopic 360-10, Impairment or Disposal of Long-Lived Assets, that the recoverability of the remaining net contract intangible was impaired due to the pending termination of the contractual relationship. Accordingly, it was determined that there were not any material future cash flows associated with the contract; therefore, the total net contract intangible was considered to be impaired.

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

There have been no changes to these critical accounting policies or their application during the nine months ended September 30, 2010.

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

A significant portion (83% of our net revenue in the nine months ended September 30, 2010 and 81% for the year ended December 31, 2009) resulted from fee-for-service patient visits. Fee-for-service revenue represents revenue earned under contracts in which we bill and collect the professional component of charges for medical services rendered by our contracted and employed physicians. Under the fee-for-service arrangements, we bill patients for services provided and receive payment from patients or their third-party payers. Fee-for-service revenue is reported net of contractual allowances and policy discounts. All services provided are expected to result in cash flows and are therefore reflected as net revenue in the financial statements. Fee-for-service revenue is recognized in the period in which the services are rendered to specific patients and reduced immediately for the estimated impact of contractual allowances in the case of those patients having third-party payer coverage. The recognition of net revenue (gross charges less contractual allowances) from such visits is dependent on such factors as proper completion of medical charts following a patient visit, the forwarding of such charts to one of our billing centers for medical coding and entering into our billing systems and the verification of each patient’s submission or representation at the time services are rendered as to the payer(s) responsible for payment of such services. Net revenue is recorded based on the information known at the time of entering of such information into our billing systems as well as an estimate of the net revenue associated with medical charts for a given service period that have not been processed yet into our billing systems. The above factors and estimates are subject to change. For example, patient payer information may change following an initial attempt to bill for services due to a change in payer status. Such changes in payer status have an impact on recorded net revenue due to different payers being subject to different contractual allowance amounts. Such changes in net revenue are recognized in the period that such changes in payer become known. Similarly, the actual volume of medical charts not processed into our billing systems may be different from the amounts estimated. Such differences in net revenue are adjusted in the following month based on actual chart volumes processed.

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

Net revenue less provision for uncollectibles for the three and nine months ended September 30, 2009 and 2010, respectively, consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Gross fee-for-service charges	$1,126,219	$1,320,379	$3,288,471	$3,767,309
Unbilled revenue	157	591	5,186	4,867
Less: Contractual adjustments	(607,394)	(742,722)	(1,785,157)	(2,130,079)

Fee-for-service revenue	518,982	578,248	1,508,500	1,642,097
Contract revenue	111,893	104,950	339,928	315,417
Other revenue	6,605	7,450	19,574	21,072

Net revenue	637,480	690,648	1,868,002	1,978,586
Provision for uncollectibles	(274,499)	(304,814)	(793,345)	(852,760)

Net revenue less provision for uncollectibles	$362,981	$385,834	$1,074,657	$1,125,826

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

The table below summarizes our approximate payer mix as a percentage of fee-for-service volume for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Payer:
Medicare	21.4%	22.2%	21.7%	22.5%
Medicaid	25.5	25.8	25.4	26.2
Commercial and managed care	28.5	27.3	28.8	27.7
Self pay	22.4	22.6	21.9	21.6
Other	2.2	2.1	2.2	2.0

Total	100.0%	100.0%	100.0%	100.0%

Accounts Receivable. As described above and below, we determine the estimated value of our accounts receivable based on estimated cash collection run rates of estimated future collections by contract for patient visits under our fee-for-service contract revenue. Accordingly, we are unable to report the payer mix composition on a dollar basis of our outstanding net accounts receivable. However, a 1% change in the estimated carrying value of our net fee-for-service patient accounts receivable before consideration of the allowance for uncollectible accounts at September 30, 2010 could have an after tax effect of approximately $2.5 million on our financial position and results of operations. Our days revenue outstanding at December 31, 2009 and September 30, 2010 were both 62.3 days. The number of days outstanding will fluctuate over time due to a number of factors. The decrease of 7.4 days resulting from an increase in average revenue per day and a decrease of 0.2 days associated with a decrease in estimated value of contract accounts receivable were offset by an increase of 7.6 days related to the increase in estimated value of fee-for-service accounts. The increase in average revenue per day is primarily attributed to an increase in gross charges, increased pricing with managed care plans and increases in average patient acuity levels. The increase of 7.6 days related to fee-for-service accounts receivable and the decrease of 0.2 days associated with the decrease of contract accounts receivable are primarily due to timing of cash collections and valuation adjustments recorded in the period. Our allowance for doubtful accounts totaled $223.2 million as of September 30, 2010.

Approximately 99% of our allowance for doubtful accounts is related to gross fees for fee-for-service patient visits. Our principal exposure for uncollectible fee-for-service visits is centered in self-pay patients and, to a lesser extent, for co-payments and deductibles from patients with insurance. While we do not specifically allocate the allowance for doubtful accounts to individual accounts or specific payer classifications, the portion of the allowance associated with fee-for-service charges as of September 30, 2010, was equal to approximately 92% of outstanding self-pay fee-for-service patient accounts.

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

Our commercial insurance policy for professional liability losses for the period March 12, 1999 through March 11, 2003 included insured limits applicable to such coverage in the period. Effective April 2006, we executed an agreement with the commercial insurance provider that issued the policy that ended March 11, 2003 to increase the existing $130.0 million aggregate limit of coverage. Under the terms of the agreement, we will make periodic premium payments to the commercial insurance company and the total aggregate limit of coverage under the policy will be increased by a portion of the premiums paid. We have committed to fund premiums such that the total aggregate limit of coverage under the program remains greater than the paid losses at any point in time. During fiscal year 2009, we funded a total of $4.6 million under this agreement. For the nine months ended September 30, 2010, we funded a total of $0.4 million and have agreed to fund additional payments which will be based upon the level of incurred losses relative to the aggregate limit of coverage at that time.

As of September 30, 2010, the current aggregate limit of coverage under this policy is $156.7 million and the estimated loss reserve for claim losses and expenses in excess of the current aggregate limit recorded by the Company was $7.4 million.

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

The underlying information that serves as the foundational basis for making our actuarial estimates of professional liability losses is our internal database of incurred professional liability losses. The Company has captured extensive professional liability loss data going back, in some cases, over twenty years, that is maintained and updated on an ongoing basis by our internal claims management personnel. Our database contains comprehensive incurred loss information for our existing operations as far back as fiscal 1997 (reflecting the initial timeframe in which we migrated to a consolidated professional liability program concurrent with the consummation of several significant acquisitions) and, in addition, we possess additional loss data that predates 1997 dates of occurrence for certain of our operations. Loss information reflects both paid and reserved losses incurred when we were covered by outside commercial insurance programs as well as paid and reserved losses incurred under our self insurance program. Because of the comprehensive nature of the loss data and our comfort with the completeness and reliability of the loss data, this is the information that is used in the development of our actuarial loss estimates. We believe this database is one of the largest repositories of physician professional liability loss information available in our industry and provides us and our actuarial consultants with sufficient data to develop reasonable estimates of the ultimate losses under our self insurance program. In addition to the estimated losses, as part of the actuarial process, we obtain revised payment pattern assumptions that are based upon our historical loss and related claims payment experience. Such payment patterns reflect estimated cash outflows for aggregate incurred losses by period based upon the occurrence date of the loss as well as the report date of the loss. Although variances have been observed in the actuarial estimate of ultimate losses by occurrence period between actuarial studies, the estimated payment patterns have shown much more limited variability. We use these payment patterns to develop our estimate of the discounted reserve amounts. The relative consistency of the payment pattern estimates provides us with a foundation in which to develop a reasonable estimate of the discount value of the professional liability reserves based upon the most current estimate of ultimate losses to be paid and the reasonable likelihood of the related cash flows over the payment period. As of December 31, 2009 and September 30, 2010, our estimated loss reserves were discounted at 3.9% and 2.5%, respectively, which was the current ten year U.S. Treasury rate at each of those dates, and which reflects the risk free interest rate over the expected period of claims payments.

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

The second semi-annual report of actuarial loss estimates was completed in October 2010. Based on these results, management determined no additional change was necessary in our consolidated reserves for professional liability losses as of September 30, 2010 related to prior year loss estimates.

The following reflects the current reserves for professional liability costs as of September 30, 2010 (in millions) as well as the sensitivity of the reserve estimates at a 75% and 90% confidence level:

As reported	$150.8
At 75% confidence level	$157.9
At 90% confidence level	$172.3

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Net revenue less provision for uncollectibles	100.0%	100.0%	100.0%	100.0%
Professional service expenses	77.5	77.5	77.1	76.9
Professional liability costs	3.7	3.6	1.8	3.0
General and administrative expenses	8.9	8.6	8.7	8.6
Other (income) expenses	0.2	(0.3)	0.2	—
Depreciation and amortization	1.3	1.8	1.3	1.8
Interest expense, net	2.4	1.4	2.6	1.4
Transaction costs	0.1	0.1	0.1	0.1
Impairment of intangibles	—	—	—	0.2
Loss on extinguishment of debt	—	—	—	1.3

Earnings before income taxes	5.9	7.3	8.3	6.8
Provision for income taxes	2.2	2.8	3.2	2.6

Net earnings	3.7%	4.6%	5.1%	4.2%

Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

Net Revenue. Net revenue in the three months ended September 30, 2010 increased $53.2 million, or 8.3%, to $690.7 million from $637.5 million in the three months ended September 30, 2009. The increase in net revenue resulted primarily from increases in fee-for-service revenue of $59.3 million and other revenue of $0.9 million while contract revenue decreased $6.9 million. The increase in fee-for-service revenue was primarily a result of increases in estimated collections per billed visit and a 5.6 % increase in total fee-for-service visits and procedures. Estimated collections per visit increased due to annual increases in gross charges, managed care pricing, increases in average patient acuity levels, and revenue cycle improvements. The decrease in contract revenue was due primarily to declines in our military operations resulting from contracting changes within the military, partially offset by the contribution of our newly acquired anesthesiology operations. In the three months ended September 30, 2010, fee-for-service revenue was 83.7 % of net revenue compared to 81.4% in the same period of 2009, contract revenue was 15.2% of net revenue in 2010 compared to 17.6% in 2009 and other revenue was 1.1% in 2010 compared to 1.0% in 2009.

Provision for Uncollectibles. The provision for uncollectibles was $304.8 million in the three months ended September 30, 2010 compared to $274.5 million in the corresponding period in 2009, an increase of $30.3 million, or 11.0%. The provision for uncollectibles as a percentage of net revenue was 44.1% in the three months ended September 30, 2010 compared with 43.1% in the corresponding period of 2009. The provision for uncollectibles is primarily related to revenue generated under fee-for-service contracts that is not expected to be fully collected. The period over period increase in the provision for uncollectibles is due primarily to annual increases in gross fee schedules and increases in patient volumes and procedures. Changes in payer mix, particularly the level of self pay fee-for-service visits, also have an impact on the provision for uncollectibles. For the three months ended September 30, 2010, self pay fee-for-service visits were approximately 22.6% of the total fee-for-service visits compared to approximately 22.4% in the same period of 2009.

Net Revenue Less Provision for Uncollectibles. Net revenue less provision for uncollectibles in the three months ended September 30, 2010 increased $22.9 million, or 6.3%, to $385.8 million from $363.0 million in the three months ended September 30, 2009. Acquisitions contributed 8.6 % of the growth in net revenue less provision for uncollectibles between quarters. Same contract revenue (excluding the military division) contributed 2.1% of the growth. Same contract associated with the military division reduced growth by 1.1%. New contracts, net of terminations (excluding the military division), contributed 1.2% of the growth. Net contract changes within our military division reduced quarter-over-quarter net revenue growth by 4.5%. Overall, the military division reduced quarter-over-quarter revenue growth by 5.5% while all other areas contributed an 11.8% increase in net revenue less provision. Total same contract revenue less provision for uncollectibles, which consists of contracts under management in both periods, increased $3.7 million, or 1.1%, to $327.4 million in 2010 compared to $323.7 million in 2009. In the third quarter of 2010, same contract revenue less provision for uncollectibles benefited from increases in estimated collections on fee-for-service visits in the amount of 4.1% which contributed approximately 3.0% of same contract growth between quarters. The increase in the estimated collections per visit is attributable to annual increases in gross charges, managed care pricing improvements, increases in average patient acuity levels and ongoing improvements in revenue cycle processes, partially offset by changes in payer mix between periods. Also contributing to the increase in same contract revenue growth between quarters was an increase in fee-for-service volume of 1.1% which resulted in growth of 0.8%. These increases were partially offset by declines in contract and other revenue, primarily associated with our military and locums tenens operations which constrained same contract revenue growth by 2.7%. Acquisitions contributed $31.1 million of growth between quarters. Excluding the impact of contracting changes within the military division, net new contract revenue increased $4.3 million while changes within military staffing contracts resulted in a decline of $16.2 million between quarters. Total declines in military revenue, inclusive of changes in same contract revenue, were $20.0 million between quarters. We typically gain new contracts by replacing competitors at hospitals that currently outsource such services, obtaining new contracts from facilities that do not currently outsource and responding to contracting opportunities within the military healthcare system. Factors influencing new contracting opportunities include the depth and breath of our service offerings, our reputation and experience, our ability to recruit and retain qualified clinicians, and pricing considerations when a subsidy or contract payment is required. Contracts are typically terminated due to economic considerations, a change in hospital administration or ownership, dissatisfaction with our service offerings or, primarily relating to our military staffing arrangements, at the end of the contract term.

The components of net revenue less provision for uncollectibles includes revenue from contracts that have been in effect for prior periods (same contracts) and from net, new and acquired contracts during the periods, as set forth in the table below:

	Three Months Ended September 30,
	2009	2010
	(in thousands)
Same contracts:
Fee-for-service revenue	$230,244	$242,486
Contract and other revenue	93,480	84,933

Total same contracts	323,724	327,419
New contracts, net of terminations:
Fee-for-service revenue	14,045	12,989
Contract and other revenue	25,212	14,366

Total new contracts, net of terminations	39,257	27,355
Acquired contracts:
Fee-for-service revenue	—	18,009
Contract and other revenue	—	13,051

Total acquired contracts	—	31,060
Consolidated:
Fee-for-service revenue	244,289	273,484
Contract and other revenue	118,692	112,350

Total net revenue less provision for uncollectibles	$362,981	$385,834

The following table reflects the visits and procedures included within fee-for-service revenues described in the table above:

	Three Months Ended September 30,
	2009	2010
	(in thousands)
Fee-for-service visits and procedures:
Same contract	1,865	1,886
New and acquired contracts, net of terminations	138	228

Total fee-for-service visits and procedures	2,003	2,114

Professional Service Expenses. Professional service expenses, which include physician and provider costs, billing and collection expenses, and other professional expenses, totaled $298.9 million in the three months ended September 30, 2010 compared to $281.2 million in the three months ended September 30, 2009, an increase of $17.8 million, or 6.3%. The higher cost between quarters included an increase of approximately $4.4 million associated with increases in the average rates paid per hour of provider service and number of provider hours staffed on a same contract basis. Increases in average rates paid reflect period over period wage and benefit increases associated with the provision of clinical services. Also contributing to the increase in expense was $13.4 million related to our acquisitions and net growth. The increases in professional service costs were largely offset by reductions in provider costs within our military operations due to net contract terminations. Professional service expenses as a percentage of net revenue less provision for uncollectibles was 77.5% in the three months ended September 30, 2010 and 2009.

Professional Liability Costs. Professional liability costs were $14.0 million in the three months ended September 30, 2010 compared to $13.5 million in the three months ended September 30, 2009. The increase was primarily attributable to an increase in total provider hours. Professional liability costs as a percentage of net revenue less provisions for uncollectibles was 3.6% in the third quarter of 2010 compared to 3.7% in the corresponding period of 2009.

General and Administrative Expenses. General and administrative expenses increased $1.0 million, or 3.2%, to $33.4 million for the three months ended September 30, 2010 from $32.3 million in the three months ended September 30, 2009. Excluding the impact of our acquisitions, which increased expenses by $3.1 million, general and administrative expenses decreased $2.0 million due primarily to lower incentive costs, partially offset by increases in other non-salary administrative expenses. Total general and administrative expenses as a percentage of net revenue less provision for uncollectibles were 8.6% in 2010 compared to 8.9% in 2009.

Other Expenses (Income). In the three months ended September 30, 2010, we recognized other income of $1.2 million from the fair value change in assets held related to our non-qualified deferred compensation plan compared to an expense of $0.8 million for the three months ended September 30, 2009 associated with our monitoring fee agreement with our sponsor.

Depreciation and Amortization. Depreciation and amortization expense was $6.9 million in the three months ended September 30, 2010 compared to $4.7 million for the three months ended September 30, 2009. The increase of $2.2 million was primarily due to higher amortization expense related to our acquisitions in 2009 and 2010.

Net Interest Expense. Net interest expense decreased $3.3 million to $5.3 million in the three months ended September 30, 2010, compared to $8.5 million in the corresponding period in 2009, primarily due to reduced levels of outstanding debt as well as lower borrowing rates on our term loan facility.

Transaction Costs. Transaction costs were $0.3 million for the three months ended September 30, 2010 and $0.4 million for the three months ended September 30, 2009. These costs relate to advisory, legal, accounting and other fees incurred related to acquisition activity during the respective periods.

Earnings before Income Taxes. Earnings before income taxes in the three months ended September 30, 2010 were $28.3 million compared to $21.5 million in the three months ended September 30, 2009.

Provision for Income Taxes. The provision for income taxes was $10.7 million in the three months ended September 30, 2010 compared to $8.0 million in the corresponding period in 2009.

Net Earnings. Net earnings were $17.6 million in the three months ended September 30, 2010 compared to $13.5 million in the three months ended September 30, 2009.

Nine months Ended September 30, 2010 Compared to the Nine months Ended September 30, 2009

Net Revenue. Net revenue in the nine months ended September 30, 2010 increased $110.6 million, or 5.9%, to $1.98 billion from $1.87 billion in the nine months ended September 30, 2009. The increase in net revenue resulted primarily from increases in fee-for-service revenue of $133.6 million and other revenue of $1.5 million while contract revenue decreased $24.5 million. The increase in fee-for-service revenue was primarily a result of increases in estimated collections per billed visit and a 3.3% increase in total fee-for-service visits and procedures. Estimated collections per visit increased due to annual increases in gross charges, managed care pricing, increases in average patient acuity levels, and revenue cycle improvements. The decrease in contract revenue was due primarily to declines in our military, locums tenens and radiology operations associated with contracting within the military and reductions in temporary staffing and teleradiology volumes. These contract revenue decreases were partially offset by the contribution of our newly acquired anesthesiology operations. In the nine months ended September 30, 2010, fee-for-service revenue was 83.0% of net revenue compared to 80.8% in the same period of 2009, contract revenue was 15.9% of net revenue in 2010 compared to 18.2% in 2009 and other revenue was 1.1% in 2010 compared to 1.0% in 2009.

Provision for Uncollectibles. The provision for uncollectibles was $852.8 million in the nine months ended September 30, 2010 compared to $793.3 million in the corresponding period in 2009, an increase of $59.4 million, or 7.5%. The provision for uncollectibles as a percentage of net revenue was 43.1% in the nine months ended September 30, 2010 compared with 42.5% in the corresponding period of 2009. The provision for uncollectibles is primarily related to revenue generated under fee-for-service contracts that is not expected to be fully collected. The period over period increase in the provision is due primarily to annual increases in gross fee schedules and increases in patient volumes and procedures. Changes in payer mix, particularly the level of self pay fee-for-service visits, also have an impact on the provision for uncollectibles. For the nine months ended September 30, 2010, self pay fee-for-service visits were approximately 21.6% of the total fee-for-service visits compared to approximately 21.9% in the same period of 2009.

Net Revenue Less Provision for Uncollectibles. Net revenue less provision for uncollectibles in the nine months ended September 30, 2010 increased $51.2 million, or 4.8%, to $1.13 billion from $1.07 billion in the nine months ended September 30, 2009. Acquisitions contributed 6.8% of the growth in net revenue less provision for uncollectibles between periods. Same contract revenue (excluding the military division) contributed 1.6% of the growth. Same contract revenue associated with the military division reduced growth by 0.7%. New contracts, net of terminations (excluding the military division), contributed 1.3% of growth. Net contract changes within the military division reduced period-over-period net revenue growth by 4.2%. Overall, the military division reduced period-over-period revenue growth by 4.8% while all other areas contributed a 9.6% increase in net revenue less provision. Total same contract revenue, which consists of contracts under management in both periods, increased $9.2 million, or 1.0%, to $931.0 million in the nine months ended September 30, 2010 compared to $921.9 million in the corresponding period in 2009. In the nine months ended September 30, 2010, same contract revenue less provision benefited from increases in estimated collections on fee-for-service visits in the amount of 3.8% which contributed approximately 2.7% of same contract growth between quarters. Fee-for-service visit increased 0.3% resulting in a 0.2% contribution to same contract growth between periods, while declines in contract and other revenue, primarily associated with our military and locums tenens operations constrained same contract revenue growth by 1.9%. The increase in the estimated collections per visit is attributable to annual increases in gross charges, managed care pricing improvements, increases in average patient acuity levels, and ongoing improvements in revenue cycle processes, partially offset by changes in payer mix between periods. Acquisitions contributed $72.6 million of growth between periods. Excluding the impact of contracting changes within the military division, net new contract revenue increased $14.2 million while changes within military staffing contracts resulted in a decline of $44.8 million between periods. Total declines in military revenue, inclusive of changes in same contract revenue, were $52.2 million between periods. We typically gain new contracts by replacing competitors at hospitals that currently outsource such services, obtaining new contracts from facilities that do not currently outsource and responding to contracting opportunities within the military healthcare system. Factors influencing new contracting opportunities include the depth and breath of our service offerings, our reputation and experience, our ability to recruit and retain qualified clinicians, and pricing considerations when a subsidy or contract payment is required. Contracts are typically terminated due to economic considerations, a change in hospital administration or ownership, dissatisfaction with our service offerings or, primarily relating to our military staffing arrangements, at the end of the contract term.

The components of net revenue less provision for uncollectibles includes revenue from contracts that have been in effect for prior periods (same contracts) and from net, new and acquired contracts during the periods, as set forth in the table below:

	Nine Months Ended September 30,
	2009	2010
	(in thousands)
Same contracts:
Fee-for-service revenue	$646,221	$672,870
Contract and other revenue	275,647	258,166

Total same contracts	921,868	931,036
New contracts, net of terminations:
Fee-for-service revenue	64,390	67,827
Contract and other revenue	83,032	49,008

Total new contracts, net of terminations	147,422	116,835
Acquired contracts:
Fee-for-service revenue	5,367	48,140
Contract and other revenue	—	29,815

Total acquired contracts	5,367	77,955
Consolidated:
Fee-for-service revenue	715,978	788,837
Contract and other revenue	358,679	336,989

Total net revenue less provision for uncollectibles	$1,074,657	$1,125,826

The following table reflects the visits and procedures included within fee-for-service revenues described in the table above:

	Nine Months Ended September 30,
	2009	2010
	(in thousands)
Fee-for-service visits and procedures:
Same contract	5,207	5,221
New and acquired contracts, net of terminations	669	847

Total fee-for-service visits and procedures	5,876	6,068

Professional Service Expenses. Professional service expenses, which include physician and provider costs, billing and collection expenses, and other professional expenses, totaled $865.4 million in the nine months ended September 30, 2010 compared to $828.3 million in the nine months ended September 30, 2009, an increase of $37.1 million, or 4.5%. The higher cost between periods included an increase of approximately $14.5 million associated with increases in the average rates paid per hour of provider service and number of provider hours staffed on a same contract basis. Increases in average rates paid reflect period over period wage and benefit increases associated with the provision of clinical services. Also contributing to the increase in expense was $22.6 million related to our acquisitions and net growth. The increases in professional service costs were partially offset by reductions in provider costs within our military operations due to net contract terminations. Professional service expenses as a percentage of net revenue less provision for uncollectibles decreased to 76.9% in the nine months ended September 30, 2010 compared to 77.1% in the nine months ended September 30, 2009.

Professional Liability Costs. Professional liability costs were $33.2 million in the nine months ended September 30, 2010 compared to $19.1 million in the nine months ended September 30, 2009. Professional liability costs for the nine months ended September 30, 2010 and 2009 include reductions in professional liability reserves related to prior years of $7.2 million in 2010 and $18.8 million in 2009 resulting from actuarial studies completed during the respective periods. Factors contributing to the change in prior year loss estimates included favorable loss development on historical periods between actuarial studies as well as favorable trends in the frequency and severity of claims reported compared to historical trends. We believe that both internal initiatives in the areas of patient safety, risk management and claims management, as well as external factors such as tort reform in certain key states, continue to contribute to these favorable trends in prior year loss estimates. Excluding the benefit of prior year reserve adjustments in both periods, professional liability costs increased $2.4 million, or 6.4%, between periods. The increase was primarily attributable to an increase in total provider hours. Excluding the benefit of prior year reserve adjustments in each period, professional liability costs as a percentage of net revenue less provisions for uncollectibles were 3.6% in 2010 compared to 3.5% in the corresponding period of 2009.

General and Administrative Expenses. General and administrative expenses increased $3.9 million, or 4.2%, to $97.1 million for the nine months ended September 30, 2010 from $93.2 million in the nine months ended September 30, 2009. Excluding the impact of our acquisitions, which increased expenses by $6.9 million, general and administrative expenses decreased $2.9 million due primarily to lower incentive and deferred compensation costs partially offset by increases in other non-salary administrative expenses between periods. Total general and administrative expenses as a percentage of net revenue less provision for uncollectibles were 8.6% in 2010 compared to 8.7% in 2009

Other Expenses (Income). In the nine months ended September 30, 2010, we recognized $0.4 million of other income primarily related to the change in the fair value of assets held related to the non-qualified deferred compensation plan compared to $2.3 million of expense in the same period in 2009 associated with our monitoring fee agreement with our sponsor.

Depreciation and Amortization. Depreciation and amortization expense was $19.8 million in the nine months ended September 30, 2010 compared to $14.0 million for the nine months ended September 30, 2009. The increase of $5.7 million was primarily due to higher amortization expense related to our acquisitions in 2009 and 2010.

Net Interest Expense. Net interest expense decreased $11.7 million to $15.9 million in the nine months ended September 30, 2010, compared to $27.7 million for the nine months ended September 30, 2009, primarily due to reduced levels of outstanding debt as well as lower borrowing rates on our term loan facility, offset by an increase in the expense associated with our interest rate hedge agreements.

Transaction Costs. Transaction costs were $0.7 million for the nine months ended September 30, 2010 compared to $0.6 million for the nine months ended September 30, 2009. These costs relate to advisory, legal, accounting and other fees incurred related to acquisition activity during the respective periods.

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

Earnings before Income Taxes. Earnings before income taxes in the nine months ended September 30, 2010 were $76.8 million compared to $89.5 million in the corresponding period in 2009.

Provision for Income Taxes. The provision for income taxes was $29.7 million in the nine months ended September 30, 2010 compared to $34.2 million in the corresponding period in 2009.

Net Earnings. Net earnings were $47.1 million in the nine months ended September 30, 2010 compared to $55.2 million in the nine months ended September 30, 2009.

Liquidity and Capital Resources

Our principal ongoing uses of cash are to meet working capital requirements, fund debt obligations and to finance our capital expenditures and acquisitions. We believe that our cash needs, other than for significant acquisitions, will continue to be met through the use of existing available cash, cash flows derived from future operating results and borrowings under our senior secured revolving credit facility.

Cash provided by operating activities in the nine months ended September 30, 2010 was $60.3 million compared to cash provided by operating activities of $84.6 million in the corresponding period in 2009. The $24.3 million reduction in operating cash flow was principally the result of $13.8 million of cash costs associated with the 11.25% Notes redemption, including $2.8 million of accrued interest payments. In addition to the 11.25% Notes redemption, other factors contributing to the change in operating cash between the periods were increased levels of accounts receivable funding, and increases in the funding of current liabilities, including prior year incentive plan liabilities during the nine months ended September 30, 2010 compared to the corresponding period in 2009. Cash used in investing activities in the nine months ended September 30, 2010 was $67.6 million compared to $13.1 million in the same period of 2009. The $54.5 million increase in cash used in investing activities was principally due to an increase in cash payments related to acquisitions, an increase in net purchases of investments between periods at the captive insurance subsidiary and an increase in capital expenditures. Cash used in financing activities in the nine months ended September 30, 2010 was $138.4 million compared to $4.9 million in the three months ended September 30, 2009. The increase in cash used for financing activities was due to the $157.5 million payment made in connection with the redemption of our 11.25% Notes, partially offset by the $21.8 million net proceeds received in connection with the exercise of the underwriters’ over allotment option relating to our initial public offering during the nine months ended September 30, 2010 and $0.6 million proceeds from the exercise of stock options.

We spent $7.3 million in the first nine months of 2010 and $5.2 million in the first nine months of 2009 for capital expenditures. These expenditures were primarily for billing and information technology investments and related development projects along with projects in support of operational initiatives.

As of September 30, 2010, we had $450.3 million in aggregate indebtedness consisting of $404.8 million of our term loan and $45.5 million of the 11.25% Notes, with an additional $125.0 million of borrowing capacity available under our senior secured revolving credit facility (without giving effect to $7.4 million of undrawn letters of credit). During the first nine months of 2010, we redeemed a total of $157.5 million of the 11.25% Notes utilizing the net proceeds from our initial public offering. The 11.25% Notes were redeemed at a redemption price of 107.0% of the principal amount thereof, plus accrued and unpaid interest.

On November 1, 2010, we announced our intention to redeem the remaining $45.5 million of outstanding 11.25% Notes at a redemption price of 102.813% effective December 1, 2010. The redemption of the remaining 11.25% Notes will be funded by existing cash on hand. To the extent the existing cash on hand is less that the redemption price, the remaining balance will be funded by our revolving credit facility borrowings.

The 11.25% Notes, which were issued on November 23, 2005 by our subsidiaries, Team Finance LLC and Health Finance Corporation, and were scheduled to mature on December 1, 2013, are subordinated in right of payment to all of our senior debt and are senior in right of payment to all of our existing and future subordinated debt. Interest on the 11.25% Notes accrue at the rate of 11.25% per annum, payable semi-annually in arrears on June 1 and December 1 of each year. The 11.25% Notes are guaranteed jointly and severally by Team Health Holdings, Inc. and all of our domestic wholly-owned operating subsidiaries as required by the indenture governing the 11.25% Notes.

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

As of September 30, 2010, we were a party to three separate forward interest rate swap agreements. The objective of the agreements is to eliminate the variability of the cash flows in interest payments for $200.0 million of the variable-rate term loan for a three year period. The agreements are contracts to exchange, on a quarterly basis, floating interest rate payments based on the Eurocurrency rate, for fixed interest payments over the life of the agreements. We have determined that the interest rate swaps are highly effective and qualify for hedge accounting; therefore, in the nine months ended September 30, 2010, we have recorded the increase in the fair value of the interest rate swaps, net of tax, of approximately $1.6 million as a component of other comprehensive earnings.

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

As of September 30, 2010, we had total cash and cash equivalents of approximately $24.6 million. There are no known liquidity restrictions or impairments on our cash and cash equivalents as of September 30, 2010. Our ongoing cash needs for the nine months ended September 30, 2010 were substantially met from internally generated operating sources and periodic borrowing under the revolving facility. As of September 30, 2010, there were no amounts outstanding under the revolving credit facility.

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

Effective March 12, 2003, we began providing for professional liability risks in part through a captive insurance company. Prior to such date we insured such risks principally through the commercial insurance market. The change in the professional liability insurance program initially resulted in increased cash flow due to the retention of cash formerly paid out in the form of insurance premiums to a commercial insurance company coupled with a long period (typically 2-4 years or longer on average) before cash payout of such losses occurs. A portion of such cash retained is retained within our captive insurance company and therefore not immediately available for general corporate purposes. As of September 30, 2010, the current value of cash or cash equivalents and related investments held within the captive insurance company totaled approximately $96.5 million. Investments of the captive insurance subsidiary are carried at fair market value and as of September 30, 2010 reflected $4.3 million of net unrealized gains. See Note 7 of the accompanying consolidated financial statements for a discussion of the investments held by our captive insurance subsidiary. Effective June 1, 2010, we renewed our fronting carrier program with a commercial insurance carrier through May 31, 2011. In connection with this renewal, we have paid cash premiums of approximately $7.5 million to the commercial insurance carrier. For the nine months ended September 30, 2010, we funded approximately $19.7 million of premiums to the captive subsidiary. For the nine months ended September 30, 2010, we also funded a total of $0.4 million to a commercial insurance provider in order to meet our obligation for incurred costs in excess of the aggregate limits of coverage in place on the commercial insurance policy that ended March 11, 2003. We will fund additional payments which will be based upon the level of incurred losses relative to the aggregate limit of the coverage at that time as additional claims are processed.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
	(in thousands)
Net earnings	$13,500	$17,554	$55,231	$47,072
Interest expense, net	8,549	5,252	27,671	15,936
Provision for income taxes	8,001	10,712	34,230	29,716
Depreciation and amortization	4,696	6,927	14,028	19,765
Other expenses (income)(a)	804	(1,154)	2,324	(437)
Loss on extinguishment of debt(b)	—	—	—	14,862
Impairment of intangibles	—	—	—	2,523
Transaction costs(c)	419	265	578	723
Stock based compensation expense(d)	187	732	558	1,342
Insurance subsidiary interest income	640	456	2,138	1,825
Severance and other charges	(22)	20	301	115

Adjusted EBITDA*	$36,774	$40,764	$137,059	$133,442

*

Adjusted EBITDA totals are not adjusted for the favorable effects of professional liability loss reserve adjustments associated with prior years of $18,824 and $7,219 for the nine months ended September 30,

2009 and 2010, respectively. Adjusting for the effects of professional liability loss reserve adjustments associated with prior years, Adjusted EBITDA would have been reduced to $118,235 and $126,223 for the nine months ended September 30, 2009 and 2010, respectively.

(a)	Reflects sponsor management fee and loss on disposal of assets in 2009 and loss on disposal of assets and changes in the fair value of investments in 2010.
(b)	Reflects the loss on the redemption of a portion of the 11.25% Notes, including the write-off of deferred financing costs of $3,837.
(c)	Reflects expenses associated with acquisition transaction fees.
(d)	Reflects, for 2009, costs related to the recognition of expense in connection with the issuance of restricted units under the Team Health, Inc. 2005 Unit Plan and, for 2010, reflects costs related to options and restricted shares granted under the Team Health Holdings, Inc. 2009 Stock Incentive Plan.

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

At September 30, 2010, the fair value of the Company’s total debt, which had a carrying value of $450.3 million, was approximately $441.8 million. The Company had $404.8 million of variable debt outstanding at September 30, 2010. If the market interest rates for the Company’s variable rate borrowings had averaged 1% more subsequent to December 31, 2009, the Company’s interest expense (excluding the impact of our interest rate swap agreements) would have increased, and earnings before income taxes would have decreased, by approximately $3.0 million for the nine months ended September 30, 2010. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management could take actions in an attempt to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company’s financial structure. This level of interest rate exposure is consistent with the overall interest rate exposure at December 31, 2009.

Item 4.	Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired objectives. As of September 30, 2010, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that as of September 30, 2010, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting: There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Certificate of Incorporation of Team Health Holdings, Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed on December 12, 2009)

3.2	By-laws of Team Health Holdings, Inc. (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K, filed on December 12, 2009)

31.1	Certification by Greg Roth for Team Health Holdings, Inc. dated November 9, 2010 as required by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification by David Jones for Team Health Holdings, Inc. dated November 9, 2010 as required by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Certification by Greg Roth for Team Health Holdings, Inc. dated November 9, 2010 as required by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.2	Certification by David Jones for Team Health Holdings, Inc. dated November 9, 2010 as required by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

TEAM HEALTH HOLDINGS, INC.

November 9, 2010	/S/ GREG ROTH
Greg Roth Chief Executive Officer

November 9, 2010	/S/ DAVID P. JONES
David P. Jones Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

3.1	Certificate of Incorporation of Team Health Holdings, Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed on December 12, 2009)

3.2	By-laws of Team Health Holdings, Inc. (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K, filed on December 12, 2009)

31.1	Certification by Greg Roth for Team Health Holdings, Inc. dated November 9, 2010 as required by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification by David Jones for Team Health Holdings, Inc. dated November 9, 2010 as required by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Certification by Greg Roth for Team Health Holdings, Inc. dated November 9, 2010 as required by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.2	Certification by David Jones for Team Health Holdings, Inc. dated November 9, 2010 as required by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)