Form 10-K
period 2010-12-31
TEAM HEALTH HOLDINGS INC.
filed 2011-02-08
CIK 1082754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☑

As of June 30, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting and non-voting common equity held by non-affiliates (for this purpose, all outstanding and issued common stock minus stock held by the officers, directors and known holders of 10% or more of the registrant’s common stock) was $247.7 million, based on the closing price of the registrant’s common stock reported on the New York Stock Exchange on such date of $12.92 per share.

As of February 1, 2011, there were outstanding 64,490,531 shares of Common Stock of Team Health Holdings, Inc, with a par value of $.01

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the 2011 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

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

Our Company

We believe we are one of the largest suppliers of outsourced healthcare professional staffing and administrative services to hospitals and other healthcare providers in the United States, based upon revenues, patient visits, and number of clients. We serve approximately 530 civilian and military hospitals, clinics and physician groups in 44 states with a team of more than 5,600 affiliated healthcare professionals, including physicians, physician assistants, nurse practitioners, and nurses. We recruit and contract with healthcare professionals who then provide professional services within third-party healthcare facilities. We are a physician-founded organization with physician leadership throughout all levels of our organization. Since our inception in 1979, we have provided outsourced services in emergency departments (EDs). We also provide comprehensive programs for hospital medicine (hospitalist), anesthesiology, pediatrics and other healthcare services, by providing permanent staffing that enables the management teams of hospitals and other healthcare facilities to outsource certain management, recruiting, hiring, payroll, billing and collection and benefits functions.

EDs are a significant source of hospital inpatient admissions with a majority of admissions for key medical service lines starting in EDs, making successful management of this department critical to a hospital’s patient satisfaction rates and overall success. This dynamic, combined with the challenges involved in billing and collections and physician recruiting and retention, is a primary driver for hospitals to outsource their clinical staffing and management services to companies such as ours. For the year ended December 31, 2010, we provided services to over 8.3 million patients within our EDs. Our net revenues less provision for uncollectibles from ED contracts increased by approximately 45% from 2006 to 2010, or at a compound annual growth rate of approximately 11.5%. We have long-term relationships with customers under exclusive ED contracts with an approximate 95% renewal rate and a 93% physician retention rate as of December 31, 2010 (calculated on a preceding 12 months basis), respectively. The EDs that we staff are generally located in larger hospitals. We believe our experience and expertise in managing the complexities of these high-volume EDs enable our hospital clients to provide higher quality and more efficient physician and administrative services. In this type of setting, we can establish stable long-term relationships, recruit and retain high quality physicians and other providers and staff, and obtain attractive payer mixes and reasonable margins.

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

Corporate Conversion and Initial Public Offering

Corporate Conversion

In connection with the Company’s initial public offering described below, Team Health Holdings, L.L.C. was converted from a Delaware limited liability company to a corporation organized under the laws of the State of Delaware (the “Corporate Conversion”). In connection with the Corporate Conversion, each class of limited liability company interests of Team Health Holdings, L.L.C. was converted into shares of common stock of Team Health Holdings, Inc. For more information on the Corporate Conversion, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Introduction—The Corporate Conversion” in this Form 10-K.

Initial Public Offering

On December 21, 2009, Team Health Holdings, Inc. completed the initial public offering of its common stock, in which it issued a total of 15,295,000 shares of its common stock (after exercise by the underwriters of their over-allotment option). The Company’s common stock is traded on the New York Stock Exchange under the symbol “TMH.” For more information on the initial public offering, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Introduction—Initial Public Offering in this Form 10-K.

Service Lines

We provide a full range of outsourced physician staffing and administrative services in emergency medicine, inpatient services, anesthesiology, pediatrics and other hospital-based functions. We also provide a full range of healthcare management services to military treatment facilities. In addition to physician-related services within a military treatment facility setting, we also provide non-physician staffing services to military treatment facilities, including such services as para-professional providers, nursing, specialty technicians and administrative staffing.

Emergency Department. We believe we are one of the largest providers of outsourced physician staffing and administrative services for EDs in the United States, based upon revenues and patient visits. We contract with hospitals to provide qualified emergency physicians, physician assistants and nurse practitioners for their EDs. In addition to the core services of contract management, recruiting, credentials coordination, staffing and scheduling, we provide our client hospitals with enhanced services designed to improve the efficiency and effectiveness of the ED. We have specific programs that apply proven process improvement methodologies to departmental operations. By providing these enhanced services, we believe we increase the value of services we provide to our clients and improve client relations. Additionally, we believe these enhanced services also differentiate us from our competitors in sales situations and improve our chances of being selected in a competitive bidding process. As of December 31, 2010, we independently contracted with approximately 2,400 and employed more than 700 hospital-based emergency physicians.

Inpatient Services (Hospitalist). We provide physician staffing and administrative functions for inpatient services, which include hospital medicine, intensivist and house coverage services. Our inpatient contracts with hospitals are generally on a cost-plus or flat rate basis. We also contract directly with health plans. As of December 31, 2010, we independently contracted with or employed approximately 375 inpatient physicians.

Anesthesiology. We provide outsourced anesthesiology and pain management solutions to hospitals and Ambulatory Surgery Centers on a ‘turn-key’ basis. The services provided by our anesthesiologists and CRNA’s include anesthesia for the full range of surgical subspecialties, including cardiac, pediatric, trauma, ambulatory, orthopedic, general and ear, nose and throat, as well as interventional pain management. We also provide comprehensive administrative oversight and business management of these services, including processes designed to improve the efficiency and effectiveness of the anesthesiology department and the hospital’s surgical services. We believe that this, along with our industry reputation and our focus on high levels of customer service, provide us with key market differentiation. As of December 31, 2010, we independently contracted with or employed approximately 70 anesthesiologists.

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

Other Non-Physician Staffing Services. Other non-physician staffing services, including such services as nursing, specialty technician and administrative staffing, are provided primarily in military treatment facilities. These services are currently provided on an hourly contract basis. Net revenues less provision for uncollectibles derived from such non-physician staffing services were approximately 4% of our revenues less provision for uncollectibles in both 2010 and 2009.

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

Radiology Operations. During the fourth quarter of 2010, after an analysis of our radiology operations including past performance and future growth opportunities, we made a decision to shut down our teleradiology and radiology staffing division. It is anticipated that this process will be completed by the end of the first quarter of 2011. Other than the incurrence of operating costs during the wind-down period, we do not currently anticipate any additional significant charges to be realized.

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

Our contracts with physicians generally have automatic renewal provisions and can be terminated at any time under certain circumstances by either party without cause, typically upon 90 to 180 days notice. Our physician contracts may also be terminated immediately for cause by us under certain circumstances. In addition, we have generally required physicians to sign non-competition and non-solicitation agreements. Although the terms of our non-competition and non-solicitation agreements vary from physician to physician, they generally restrict the physician for 2 years after termination from divulging confidential information, soliciting or hiring our employees and physicians, inducing termination of our agreements, competing for and/or soliciting our clients and, in limited cases, providing services in a particular geographic region. As of December 31, 2010, we had working relationships with more than 3,700 physicians, of which approximately 2,800 were independently contracted. See “Risk Factors—Risks Related to Our Business—If we are not able to successfully recruit and retain qualified physicians and nurses to serve as our independent contractors or employees, our net revenues could be adversely affected.”

Other Healthcare Professionals. We provide para-professionals, nurses, specialty technicians and administrative support staff on a long-term contractual basis to military treatment facilities. These healthcare professionals under our current military staffing contracts are compensated on an hourly or fee basis. As of December 31, 2010, we employed or contracted with approximately 700 other healthcare professionals.

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

Recruiting. Many healthcare facilities lack the resources necessary to identify and attract specialized, career-oriented physicians. We have a staff of more than 100 professionals dedicated to the recruitment of qualified physicians and other clinicians. These professionals are regionally located and focus on matching qualified, career-oriented physicians with healthcare facilities. Common recruiting methods include the use of our proprietary national physician database, attendance at trade shows, the placement of website and professional journal advertisements, telemarketing efforts, and referrals from our existing providers.

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

Billing and Collections. Our billing and collection services are a critical component of our business. Our fee for service billing and collections operations are primarily conducted at one of three billing locations and operate on a uniform billing system using a state of the art billing and accounts receivable software package with comprehensive reporting capabilities. We are able to maintain fee schedules that vary for the level of care rendered and to apply contractually agreed upon allowances (in the case of commercial and managed care insurance payers) and reimbursement policy parameters (in the case of governmental payers) to allow us to process payer reimbursements at levels that are less than the gross charges resulting from our fee schedules. Our billing system calculates the contractual allowances at the time of processing of third-party payer remittances. The contractual allowance calculation is used principally to determine the propriety of subsequent third-party payer payments. The nature of emergency care services and the requirement to treat all patients in need of such care and often times under circumstances where complete and accurate billing information is not readily available at the time of discharge, precludes the use of our billing system to accurately determine contractual allowances for financial reporting purposes. As a result, management estimates net revenues less provision for uncollectibles, which is our revenue estimated to be collected after considering our contractual allowance obligations and our estimates of doubtful accounts, as further discussed in detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We have interfaced a number of other software systems with our billing system to further improve productivity and efficiency. Foremost among these is an electronic registration interface that has the capability to gather registration information directly from a hospital’s management information system. Additionally, we have invested in electronic submission of claims and remittance posting, as well as electronic chart capture, workflow, and online coding. These programs have resulted in lower labor and postage expenses. During 2010, approximately 93% of our over eight million fee for service patient visits were processed by one of our three billing locations.

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

Risk Management. Through the organization’s risk management staff, quality assurance staff and medical directors, we manage an aggressive risk management program for loss prevention and early intervention. We are proactive in promoting early reporting, evaluation and resolution of serious incidents that may evolve into claims or suits. Our risk management function is designed to prevent or minimize medical professional liability claims and includes:

•	incident reporting systems through which we monitor events that may potentially become claims;

•	tracking/trending the cause of events and claims looking for preventable sources of erroneous medical treatment or decision-making;

•	risk management quality improvement programs;

•	physician education and service programs, including peer review and monitoring and the provision of more than 155,000 hours of Category I continuing medical education credits in 2010;

•	collection of loss prevention information available to affiliated providers, enabling them to review current topics in medical care at their convenience; and

•	early intervention in potential professional liability claims.

In addition, during 2007, we completed the conversion of our risk management data to one of the most comprehensive risk management information systems on the market. We use this information system to enhance our physician risk management assessments, malpractice claims/litigation management and the analysis of claims data to identify loss patterns/trends. The collection and analysis of claims data enables us to evaluate losses and target risk management intervention to proactively address potential liability exposures.

Patient Safety Organization. We have established a federally qualified Patient Safety Organization, or PSO, whose mission is to improve patient care by conducting quality and safety analyses. Through the protection of the Patient Safety and Quality Improvement Act of 2005 and implementing regulations, confidentiality is afforded all patient safety material analyzed within the PSO The TeamHealth PSO creates a secure environment that enables professional analyses of clinical issues so that best practices can be developed and shared in a confidential environment that fosters a culture of continuous quality improvement in patient care and safety.

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

Sales and Marketing

Contracts for outsourced physician staffing and administrative services are generally obtained either through direct selling efforts or requests for proposals. We have a team of sales professionals located throughout the country. Each sales professional is responsible for developing sales opportunities for the operating unit in their territory. In addition to direct selling, the sales professionals are responsible for working in concert with the regional operating unit president and corporate development personnel to respond to requests for proposals or to take other steps to develop new business relationships. Although practices vary, healthcare facilities generally issue a request for proposal with demographic information of the facility department, a list of services to be performed, the length of the contract, the minimum qualifications of bidders, the selection criteria and the format to be followed in the bid. Supporting the sales professionals is a fully integrated marketing campaign comprised of an inside sales program, an internet website, journal advertising, direct mail, conventions/trade shows, online campaigns and lead referral program.

Operations

We currently have six principal service lines located at 13 regional sites. Our regional sites are listed in the table below. The ED units are managed by senior physician and business leaders with profit and loss accountability and the responsibility for pricing new contracts, recruiting and coordinating the schedules of physicians and other healthcare professionals, marketing locally and conducting day-to-day operations. The management of corporate functions such as accounting, payroll, billing and collection, capital spending, information systems and legal are centralized.

Name	Location	Principal Services
After Hours Pediatrics	Tampa, FL	Pediatrics
Anesthetix of TeamHealth	Palm Beach Gardens, FL	Anesthesia
Daniel and Yeager	Huntsville, AL	Locum Tenens
Health Care Financial Services of TeamHealth	Knoxville, TN	Billing
Northwest Emergency Physicians of TeamHealth	Seattle, WA	ED/Hospital Medicine
Spectrum Healthcare Resources	St. Louis, MO	Military Staffing
TeamHealth Atlantic	Knoxville, TN	ED/Hospital Medicine
TeamHealth East	Woodbury, NJ	ED/Hospital Medicine
TeamHealth Midamerica	Oklahoma City, OK	ED/Hospital Medicine
TeamHealth Midsouth	Knoxville, TN	ED/Hospital Medicine
TeamHealth Midwest	Middleburg Heights, OH	ED/Hospital Medicine
TeamHealth Southeast	Plantation, FL	ED/Hospital Medicine
TeamHealth West	Pleasanton, CA	ED/Hospital Medicine

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

We are usually obligated to arrange for the provision of tail coverage for claims against our clinicians for incidents that are incurred but not reported during periods for which the related risk was covered by claims-made insurance. With respect to those clinicians for whom we are obligated to provide tail coverage, we accrue professional liability reserves based on the actuarial estimates of such incurred but not reported claims.

We also maintain general liability, vicarious liability, automobile liability, property, directors and officers and other customary coverages in amounts deemed appropriate by management based upon historical claims and the nature and risks of the business.

Employees and Independent Contractors

As of December 31, 2010, we had approximately 5,700 employees, of which approximately 2,600 worked in billing and collections, operations and administrative support functions, approximately 1,000 were physicians and approximately 2,100 were other healthcare providers. In addition, we had agreements with approximately 2,900 independent contractors, of whom approximately 2,800 were physicians.

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

Regulatory Matters

General. As a participant in the healthcare industry, our operations and relationships with healthcare providers such as hospitals are subject to extensive and increasing regulations by numerous federal, state and local governmental entities. The management services we provide under contracts with hospitals and other clients include:

•

the identification and recruitment of physicians and other healthcare professionals for the performance of emergency medicine, hospital medicine, anesthesiology, and other services at hospitals, outpatient imaging facilities and other facilities;

•	utilization review of services and administrative overhead;

•	schedule coordination for staff physicians and other healthcare professionals who provide clinical coverage in designated areas of healthcare facilities; and

•	administrative services such as billing and collection of fees for professional services.

All of the above services are subject to changes in Medicare reimbursement. On November 2, 2010, CMS released its final 2011 MPFS payment changes covering the period from January 1, 2011 through December 30, 2011. Medicare physician payments were expected to be reduced up to 24.9% under the Sustainable Growth Rate, or SGR, formula. Over the summer, Congress passed a 2.2% update in reimbursement rates, retroactive from June 1, 2010. In November and December 2010, Congress passed additional bills that extended the 2.2% update through December 31, 2011. If further regulatory or Congressional action is not taken, payments will be reduced on January 1, 2012. It is not clear what, if anything, will occur in the long term.

In addition to changes in reimbursement, these services are potentially subject to scrutiny and review by federal, state and local governmental entities and are subject to the rules and regulations promulgated by these governmental entities. Specifically, but without limitation, the following laws and regulations may affect our operations and contractual relationships:

Laws Regarding Licensing, Certification, and Enrollment. We and our affiliated healthcare providers are subject to various federal, state and local licensing and certification laws and regulations and accreditation standards and other laws relating to, among other things, the adequacy of medical care, equipment, personnel and operating policies and procedures. We are also subject to periodic inspection by governmental and other authorities to assure continued compliance with the various standards necessary for licensing and accreditations. Patient Protection and Affordable Care Act, or PPACA, also adds new screening requirements for enrollment and re-enrollment, as well as enhanced oversight periods for new providers and suppliers, and new requirements for Medicare and Medicaid program providers and suppliers to establish compliance programs. We are pursuing the steps we believe we must take to retain or obtain all requisite operating authorities.

State Laws Regarding Prohibition of Corporate Practice of Medicine and Fee Splitting Arrangements. The laws and regulations relating to our operations in 44 states vary from state to state and many states prohibit general business corporations, as we are, from practicing medicine, controlling physicians’ medical decisions or engaging in some practices such as splitting professional fees with physicians. We believe that we are in substantial compliance with state laws prohibiting the corporate practice of medicine and fee-splitting. We currently employ or contract with providers or physician-owned professional corporations to provide outsourced staffing and administrative services to healthcare facilities in the 44 states in which we provide services. Other parties may assert that, despite the way we are structured, TeamHealth could be engaged in the corporate practice of medicine or unlawful fee-splitting. Were such allegations to be asserted successfully before the appropriate judicial or administrative forums, we could be subject to adverse judicial or administrative penalties, certain contracts could be determined to be unenforceable and we may be required to restructure our contractual arrangements. The laws of other states, including Florida, where we derived approximately 16% of our net revenues less provision for uncollectibles in 2010, do not prohibit non-physician entities from employing physicians to practice medicine but may retain a ban on some types of fee-splitting arrangements.

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

Anti-Kickback Statutes. We are subject to the federal healthcare fraud and abuse laws including the Anti-Kickback Statute. The Anti-Kickback Statute under section 1128B(b) of the Social Security Act, or SSA, prohibits the knowing and willful offer, payment, solicitation or receipt of any bribe, kickback, rebate or other remuneration in return for referring an individual or to induce the referral of an individual to a person for the furnishing (or arranging for the furnishing) of any item or service, or in return for the purchasing, leasing, ordering, or arranging for or recommending the purchasing, leasing, or ordering of any good, facility, service, or item for which payment may be made, in whole or in part, by a federal healthcare program. These fraud and abuse laws define federal healthcare programs to include plans and programs that provide health benefits, whether directly, through insurance, or otherwise, that are funded directly by the United States government or any state healthcare program other than the Federal Employee Health Plan. These programs include Medicare and Medicaid and the U.S. government’s military healthcare system, among others. Violations of the Anti-Kickback Statute may result in civil and criminal penalties and exclusion from participation in federal and state healthcare programs. Further, PPACA makes clear that a claim that includes items or services resulting from a violation of the Anti-Kickback Statute constitutes a false claim or fraudulent claim for purposes of the Federal False Claims Act.

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

In order to obtain additional clarification on the Anti-Kickback Statute, a provider can obtain written interpretative advisory opinions from the OIG regarding existing or contemplated transactions. Advisory opinions are binding as to the Department of Health and Human Services, or HHS, but only with respect to the requesting party or parties. The advisory opinions are not binding as to other governmental agencies (e.g., the Department of Justice) and certain matters (e.g., whether certain payments made in conjunction with conduct seeking to meet certain safe harbor protections are at fair market value) are not within the purview of an advisory opinion.

In 1998, the OIG issued an advisory opinion in which it concluded that a proposed management services contract between a medical practice management company and a physician practice, which provided that the management company would be reimbursed for the fair market value of its operating services and its costs and paid a percentage of net practice revenues, may constitute illegal remuneration under the Anti-Kickback Statute. The OIG’s analysis focused on the marketing activities conducted by the management company and concluded that the management services arrangement described in the advisory opinion included financial incentives to increase patient referrals, contained no safeguards against over utilization, and included financial incentives that increased the risk of abusive billing practices. We believe that our contractual relationships with hospitals and physicians are distinguishable from the arrangement described in this advisory opinion with regard to both the types of services provided and the risk factors identified by the OIG. We provide outsourced physician staffing and administrative services to hospitals and other healthcare providers through contractual arrangements with physicians and hospitals. In some instances, we may enter into a contractual arrangement that provides that, as compensation for staffing a hospital department, we will receive a percentage of charges generated by the physician services rendered to patients seeking treatment in that department. However, the nature of our business distinguishes us from the management company in the advisory opinion. We do not perform marketing or any other management services for the hospital or the physicians by which we can influence the number of patients who seek treatment at the hospital department and thereby increase the compensation received by us from the hospital or paid by us to physicians. Additionally, in any percentage compensation arrangement we have with a hospital, the compensation paid to us by that hospital takes into account only the professional services rendered by our physicians and does not contain financial incentives to increase the referrals of patients by our physicians to the hospital for hospital services. Nevertheless, we cannot assure you that OIG, the Department of Justice or other federal regulators will not be able to successfully challenge our arrangements under the Anti-Kickback Statute in the future.

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

The Stark Law provides that the entity that renders the “designated health services” may not present or cause to be presented a claim for “designated health services” furnished pursuant to a prohibited referral. A person who engages in a scheme to circumvent the Stark Law’s prohibitions may be fined up to $100,000 for each applicable arrangement or scheme. In addition, anyone who presents or causes to be presented a claim in violation of the Stark Law is subject to payment denials, mandatory refunds, monetary penalties of up to $15,000 per service, an assessment of up to three times the amount claimed, and possible exclusion from participation in federal healthcare programs. PPACA includes some amendments to the Stark Law. For example, PPACA requires CMS to issue a Voluntary Self-Referral Disclosure Protocol, or SRDP, as a vehicle through which health care providers and suppliers can disclose actual or potential violations of the Stark Law. CMS issued the SRDP on September 23, 2010, which allows CMS to reduce the payment amounts due for Stark Law violations when the violation is self-disclosed but also requires the disclosing party to act within 60 days of identification of an overpayment and does not include any provision for government agency coordination in the event of disclosure.

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

Phase two and phase three regulations clarified certain requirements of the Stark Law. Since the phase three regulations became effective, a number of additional proposed modifications were issued separately from the Stark Law regulations in the 2009 MPFS, and 2009 Inpatient Prospective Payment System regulations, or 2009 IPPS. The 2009 MPFS included provisions related to the anti-markup rule (related to purchased physician interpretations of diagnostic tests) that became effective on January 1, 2009. In addition, CMS elected to adopt a number of clarifications and changes in the 2009 IPPS regulations, which include eliminating the unit of service arrangements for leases of office space and equipment, further restricting percentage-based compensation and “under arrangement” services, and modifying signature requirements with respect to physician lease and service contracting. Additionally, CMS contemplates future rulemaking and further clarification. This evolving body of regulations, or the adoption of new federal or state laws or regulations, could affect many of the arrangements entered into by each of the hospitals with which we contract. In addition, courts, Congress, and law enforcement authorities, including the OIG, are increasing the scrutiny of arrangements between healthcare providers and potential referral sources to ensure that the arrangements are not designed as a mechanism to improperly pay for patient referrals and/or other business.

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

Other Healthcare Fraud and Abuse Laws. PPACA includes a number of provisions that expand and increase the government’s ability to audit, investigate and combat healthcare program fraud, abuse and waste. For example, PPACA requires enhanced oversight of provider screening and enrollment, including requiring additional disclosures and the establishment of compliance programs. The law also creates new authorities to impose civil monetary penalties and exclude providers or suspend payments, and it expands the definition of false claims and enhances the penalties for submitting false claims or failing to comply with investigations.

Our arrangements and operations may implicate other healthcare fraud and abuse laws, including federal and certain state laws related to false claims. For example, section 1128B of SSA, commonly referred to as the Federal False Claims Act, imposes criminal liability on individuals who or entities that knowingly and willfully make or cause to be made any false statement of material fact in any application for any payment, or for use in determining rights to such payment, under a federal healthcare program. The statute also sets forth other specific activities that constitute the submission of false statements or representations. A violation of such section by a healthcare provider is a felony, and may result in fines up to $50,000 and exclusion from participation in federal healthcare programs.

The Federal False Claims Act imposes civil liability on individuals and entities that submit or cause to be submitted false or fraudulent claims for payment to the government. On May 20, 2009, the Fraud Enforcement and Recovery Act, or FERA, an act designated to overhaul the False Claims Act, was enacted. FERA greatly expanded the reach of the False Claims Act by eliminating the prior requirement that a false claim be presented to a federal official, or that such a claim directly involve federal funds. The new law clarifies that liability attaches whenever an individual or entity makes a false claim to obtain money or property, any part of which is provided by the government, without regard to whether the individual or entity makes such claim directly to the federal government. Consequently, under FERA, liability attaches when such false claim is submitted to an agent acting on the government’s behalf or with a third party contractor, grantee or other recipient of such federal money or property. Additionally, under FERA, individuals and entities violate the Federal False Claims Act by knowingly retaining historic improper payments (overpayments/overprovisions) even if the individual or entity did not make claim for such payments.

PPACA requires that overpayments be reported and returned within 60 days after the overpayment is identified or the corresponding cost report was due. Failure to report and return the overpayment creates the basis for Federal False Claims Act liability. In addition, PPACA requires that claims submitted to private parties, such as Medicare or Medicaid replacement plans, who have received government funds are subject to Federal False Claims Act liability. Violations of the Federal False Claims Act may include treble damages and penalties of up to $11,000 per false or fraudulent claim.

In addition to actions being brought under the Federal False Claims Act by government officials, the Federal False Claims Act also allows a private individual with direct knowledge of fraud to bring a whistleblower or qui tam lawsuit on behalf of the government for violations of the Federal False Claims Act. PPACA also broadens the direct knowledge requirement so that the private individual is not required to have direct knowledge of the allegations, but must provide information to the government before it is publicly disclosed and that is independent of and materially adds to any publicly disclosed allegations. In that event, the whistleblower is responsible for initiating a lawsuit that sets in motion a chain of events that may eventually lead to the recovery of money by the government. The Federal False Claims Act and FERA extend broad protections to whistleblowers that prohibit entities from demoting, harassing, terminating or otherwise retaliating against whistleblowers for making Federal False Claims Act allegations.

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

In January 2004, CMS issued final regulations concerning the national unique health identifier for healthcare providers. These regulations establish the standard for a unique national identifier for healthcare providers for use in the healthcare system and the adoption of the NPI. In general, this rule requires any part of our business that would be a covered healthcare provider if it were a separate legal entity, to apply for a NPI and to use the identifier when submitting claims and conducting certain other electronic transactions. The regulations required compliance by May 23, 2007. However, subsequently, CMS announced that it would not penalize for another year those covered entities that have implemented contingency plans for providers who have not yet obtained their NPIs. While the guidance surrounding this “extension” is directed toward covered entity health plans, it suggests that such plans may continue to pay providers who do not have an NPI. We completed the process of obtaining the necessary NPIs for our existing providers in 2007 and continue to seek NPIs for new providers as necessary.

The HIPAA statute includes penalties for violations of the HIPAA regulations. The Secretary of HHS is permitted to impose civil penalties for violations of HIPAA requirements of $100 per violation (with a maximum of $25,000 in penalties per calendar year for the same type of violation). The United States Justice Department has the authority to enforce criminal violations of HIPAA that include fines of between $50,000 and $250,000, and 10 years’ imprisonment, or both. Criminal offenses include knowingly (i) using or causing to be used a unique health identifier in violation of the privacy standards, (ii) obtaining individually identifiable health information relating to an individual in violation of the privacy standards, or (iii) disclosing individually identifiable health information to another person in violation of the privacy standards. Other bases for criminal prosecution, for example, include committing an offense with the intent to use individually identifiable health information for commercial advantage, personal gain, or malicious harm.

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

The American Recovery and Reinvestment Act, or ARRA, and the regulations that are being promulgated under ARRA, include additional requirements related to the privacy and security of patient information. As part of these additional requirements, ARRA extends compliance with the Privacy Rule and Security Rule to business associates; requires, in certain instances, the reporting of incidents where the security of patient information has been compromised; increases penalties for HIPAA violations; and provides state attorneys general with enforcement authority over the Privacy Rule and Security Rule.

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

ARRA includes breach notification provisions, which provide that in the event of a breach of “unsecured” patient information, disclosure must be made to the patient, the Secretary of HHS, and in some cases the media. Electronic patient information is “unsecured” if it is not encrypted in accordance with standards required by HHS. On July 14, 2010, HHS issued a proposed rule to implement additional modifications to the HIPAA Privacy, Security, and Enforcement Rules around business associate compliance, limitations on the use and disclosure of protected health information for marketing and fundraising purposes, prohibiting the sale of protected health information, and expanding individuals’ rights to access their information and restrict certain disclosures of protected health information to health plans. Based on the existing and proposed administrative simplification of HIPAA regulations, we believe the cost of our compliance with HIPAA will not have a material adverse effect on our business, financial condition or results of operations.

The U.S. healthcare industry’s transition from ICD-9 to ICD-10 for medical diagnosis and inpatient procedure coding will occur in two stages, each requiring significant investment in appropriate software as well as training and changes in business operations and workflows. Disruptions in service may also occur as a result of these changes. On January 1, 2012, standards for electronic healthcare transactions related to claims, eligibility inquiries, and remittance advices change will convert to Version 5010, which accommodates the ICD-10 codes. Starting on October 1, 2013, ICD-10 codes must be used on all HIPAA transactions, including outpatient claims with dates of service, and inpatient claims with dates of discharge on and after October 1, 2013. In July 2010, HHS issued regulations establishing the technical capabilities required for certified electronic health record technology and “meaningful use” objectives that providers must meet to qualify for bonus payments under the Medicare Program. Significant expenditures may be necessary to facilitate connectivity to hospital systems or otherwise develop e-prescribing and electronic medical record capabilities.

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

Company Website and Availability of SEC Filings

The Company’s Internet website is www.teamhealth.com. Information on the Company’s website is not incorporated by reference herein and is not a part of this Form 10-K. The Company makes available free of charge on its website or provides a link on its website to the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after those reports are electronically filed with, or furnished to, the SEC. To access these filings, go to the Company’s website, then click on “SEC Filings” under the “Investors” heading.

The Company uses its Web site as a channel of distribution for material Company information. Financial and other material information regarding the Company is routinely posted on the Company’s Web site and is ready accessible.

Item 1A.	RISK FACTORS

You should carefully consider the following information about these risks, together with the other information contained in this Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the notes thereto. If any of the following risks actually occurs, our business, financial condition, operating results and prospects could be adversely affected.

Risks Related to Our Business

The current U.S. and global economic conditions could materially adversely affect our results of operations and business condition.

Our operations and performance depend significantly on economic conditions. Over the past three years, the U. S. economy has experienced a prolonged economic downturn. While economic conditions have recently improved, there is continued uncertainty regarding the timing or strength of any economic recovery. If the current economic situation remains weak or deteriorates further, our business could be negatively impacted by reduced demand for our services or third-party disruptions resulting from higher levels of unemployment, government budget deficits and other adverse economic conditions. For example, loss of jobs and lack of health insurance as a result of the deterioration of the economy could depress demand for healthcare services generally. Patient volume trends in our staffed hospital EDs could be adversely affected as individuals potentially defer or forgo seeking care in such departments due to the loss or reduction of coverage previously available to such individuals under commercial insurance or government healthcare programs. In addition, the continuation of the current economic downturn may adversely impact our ability to collect for the services we provide as higher unemployment and reductions in commercial managed care enrollment may increase the number of uninsured and underinsured patients seeking healthcare at one of our staffed EDs. We could also be negatively affected if the federal government or the states reduce funding of Medicare, Medicaid and other federal and state healthcare programs in response to increasing deficits in their budgets. Additionally, private third-party payers may take cost-containment measures, including lowering reimbursement rates or increasing patient co-payments and deductibles, which could adversely affect our business. Any of these risks, among other economic factors, could have a material adverse effect on our financial condition and operating results, and the risks could become more pronounced if the problems in the U.S. and global economies become worse.

The current U.S. and state health reform legislative initiatives could adversely affect our operations and business condition.

On March 23, 2010, President Obama signed into law the Patient Protection and Affordable Care Act, or PPACA, which significantly affects the United States healthcare system. One of PPACA’s key goals is to increase access to health benefits for the uninsured or underinsured populations. PPACA also includes Medicare payment and delivery reforms aimed at containing costs, rewarding quality and improving outcomes through coordinated care arrangements. For example, PPACA reduces annual payment rates for Medicare providers, implements productivity adjustments to the hospital market basket update, and reduces Medicare Disproportionate Share Hospital, or DSH, payments to hospitals. Payments to hospitals will also be reduced if the hospital has excessive readmission rates or hospital acquired conditions. PPACA requires the creation of a value-based purchasing program that would reward hospitals for improving on or achieving performance standards related to quality measures. PPACA also provides Medicare bonus payments to primary care physicians and general surgeons practicing in health professional shortage areas. PPACA includes provisions to test new payment and delivery models, such as accountable care organizations, bundled payment arrangements, and patient-centered medical homes, which require collaboration among providers and integration of care in order to reduce costs and increase quality. There are similar reductions and reforms under the Medicaid program. Some key provisions in PPACA involve new federal rules related to private health insurance offerings. For example, there is a new review for unreasonable premium increases and new medical loss ratio obligations designed to maximize benefits to consumers. These and other new federal rules in PPACA are expected to create pricing pressure on private health insurance premiums. As a result, there may be pricing pressure for providers. PPACA also includes provisions that expand and increase the government’s ability to audit, investigate and combat healthcare program fraud, abuse and waste.

PPACA is currently the subject of constitutional challenges in various courts, as well as certain legislative initiatives to repeal the healthcare reforms implemented last year. It is unclear what will occur in the long term with respect to these challenges.

Some states also have pending similar health reform legislative initiatives. Both federal and state changes to the healthcare system put pressure on our operations and business condition. The focus on payment and delivery reforms may require us to improve efficiencies and possibly to develop new collaborative arrangements as efforts to transform healthcare delivery are tested.

Laws and regulations that regulate payments for medical services made by government sponsored healthcare programs could cause our revenues to decrease.

Our affiliated physician groups derive a significant portion of their net revenues less provision for uncollectibles from payments made by government sponsored healthcare programs such as Medicare and state reimbursed programs. There are public and private sector pressures to restrain healthcare costs and to restrict reimbursement rates for medical services. Any change in reimbursement policies, practices, interpretations, regulations or legislation that places limitations on reimbursement amounts or practices could significantly affect hospitals, and consequently affect our operations unless we are able to renegotiate satisfactory contractual arrangements with our hospital clients and contracted physicians.

Certain changes to payor mix may also affect our revenue and business operations. PPACA is expected to bring into the covered health benefits population approximately 31 million new lives. Some will be covered under private health insurance. Others will be covered under new eligibility standards for Medicaid. Historically and generally speaking, payment rates from private health insurance for physician services have been greater than the Medicaid rates for the same services. Our revenue could be adversely impacted if states aggressively pursue lower rates or cost containment strategies as they prepare for the expansion in Medicaid eligible beneficiaries at a time of increasing state budget deficits.

Under Medicare law, the Centers for Medicare & Medicaid Services, or CMS, is required to adjust the Medicare Physician Fee Schedule, or MPFS, payment rates annually based on an update formula which includes application of the sustainable growth rate, or SGR, that was adopted in the Balanced Budget Act of 1997. This formula has yielded negative updates every year beginning in 2002, although CMS was able to take administrative steps to avert a reduction in 2003 and Congress has taken a series of legislative actions to prevent reductions from 2004 to 2010.

On November 2, 2010, CMS released its final 2011 MPFS payment changes covering the period from January 1, 2011 through December 30, 2011. Medicare physician payments were expected to be reduced up to 24.9% under the Sustainable Growth Rate, or SGR, formula. Over the summer, Congress passed a 2.2% update in reimbursement rates, retroactive from June 1, 2010. In November and December 2010, Congress passed additional bills extending the 2.2% update through December 31, 2011. If further regulatory or Congressional action is not taken, payments will be reduced on January 1, 2012. It is not clear what, if anything, will occur in the long term.

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

We utilize physician assistants and nurse practitioners, sometimes referred to collectively as mid-level practitioners, to provide care under the supervision of physicians. State and federal laws require that such supervision be performed and documented using specific procedures. We believe our billing and documentation practices related to our use of mid-level practitioners substantially comply with applicable state and federal laws, but enforcement authorities may find that our practices violate such laws.

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

We are subject to billing investigations and audits by private payers, federal and state authorities, as well as auditing contractors for governmental programs that could have a material adverse effect on our business, financial conditions and results of operations.

State and federal statutes impose substantial penalties, including civil and criminal fines, exclusion from participation in government healthcare programs and imprisonment, on entities or individuals (including any individual corporate officers or physicians deemed responsible) that fraudulently or wrongfully bill governmental or other third-party payers for healthcare services. In addition, federal and certain state laws allow a private person to bring a civil action in the name of the U.S. government for false billing violations or other types of false claims. Moreover, the federal government has contracted with private entities to audit and recover revenue resulting from payments made in excess of federal and state program requirements. These entities include Recovery Audit Contractors, or RACs, who are responsible for auditing Medicare claims, and Medicaid Integrity Contractors, who are responsible for auditing Medicaid claims. The RAC program was expanded from a demonstration to a permanent Medicare program in 2006, and was further expanded by PPACA to include Medicaid and Medicare Parts C and D. In addition, Zone Program Integrity Contractors, or ZPICs, are responsible for the identification of suspected fraud through medical record review. We believe that additional audits, inquiries and investigations from government agencies will continue to occur from time to time in the ordinary course of our business. In addition, we may be subject to increased audits from private payers to the extent they encounter pricing pressures related to healthcare reform. This could result in substantial defense costs to us and a diversion of management’s time and attention. Such pending or future audits, inquiries or investigations, or the public disclosure of such matters, may have a material adverse effect on our business, financial condition and results of operations.

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

Effective March 12, 2003, we began insuring our professional liability risks principally through a program that includes self-insurance reserves, commercial insurance and a captive insurance company arrangement. Under our current professional liability insurance program our exposure for claim losses under professional liability insurance policies provided to affiliated physicians and other healthcare practitioners is limited to the amounts of individual policy coverage limits. However, in situations where we have opted to retain risk, there is generally no limitation on the exposure associated with the aggregate cost of claims that fall within individual policy limits provided to affiliated physicians and other healthcare practitioners. Also, there is no limitation on exposures for individual or aggregate professional liability losses incurred by us or other corporate entities that exceed policy loss limits under commercial insurance policies. Further, we may be exposed to individual claim losses in excess of limits of coverage under historical insurance programs. While our provisions for professional liability claims and expenses are determined through actuarial estimates, such actuarial estimates may be exceeded by actual losses and related expenses in the future. Claims, regardless of their merit or outcome, may also adversely affect our reputation and ability to expand our business.

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

We have established reserves for losses and related expenses that represent estimates at a given point in time involving actuarial and statistical projections of our expectations of the ultimate resolution and administration of costs of losses incurred for professional liability risks for the period on and after March 12, 2003. We have also established a reserve for potential losses in excess of commercial insurance aggregate coverage limits for the period prior to March 12, 2003. Insurance reserves are inherently subject to uncertainty. Our reserves are based on historical claims, demographic factors, industry trends, severity and exposure factors and other actuarial assumptions. Studies of projected ultimate professional liability losses are performed at least annually. We use the actuarial estimates to establish professional liability loss reserves. Our reserves could be significantly affected should current and future occurrences differ from historical claim trends and expectations. While claims are monitored closely when estimating reserves, the complexity of the claims and the wide range of potential outcomes often hampers timely adjustments to the assumptions used in these estimates. Actual losses and related expenses may deviate, perhaps substantially, from the reserve estimates reflected in our financial statements. If our estimated reserves are determined to be inadequate, we will be required to increase reserves at the time of such determination, which would result in a corresponding reduction in our net earnings in the period in which such deficiency is determined. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Insurance Reserves” and Note 14 to the audited consolidated financial statements incorporated by reference herein.

We depend on reimbursements by third-party payers, as well as payments by individuals, which could lead to delays and uncertainties in the reimbursement process.

We receive a substantial portion of our payments for healthcare services on a fee for service basis from third-party payers, including Medicare, Medicaid, the U.S. government’s military healthcare system and other governmental programs, private insurers and managed care organizations. We estimate that we have received approximately 63% and 60% of our net revenues less provision for uncollectibles from such third-party payers during 2010 and 2009, respectively. We estimate that such amounts included approximately 17% and 16% from Medicare and 11% and 10% from Medicaid programs in 2010 and 2009, respectively.

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

While federal healthcare reform should decrease the number of uninsured and underinsured persons in future years, the risks associated with third-party payers, co-payments and deductibles and uninsured individuals and the inability to monitor and manage accounts receivable successfully could still have a material adverse effect on our business, financial condition and results of operations. Furthermore, our collection policies or our provisions for allowances for Medicare, Medicaid and contractual discounts and doubtful accounts receivable may not be adequate.

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

In addition, the majority of the patient visits for which we bill payers are processed in one of three regional billing centers. A disruption of services at any one of these locations could result in a delay in billing and thus cash flows to us, as well as potential additional costs to process billings in alternative settings or locations. In 2010, our billing centers processed approximately 93% of our patient visit billings using a common automated billing system. While we employ what we believe are adequate back-up alternatives in the event of a main computer site disaster, failure to execute our back-up plan successfully or timely may cause a significant disruption to our cash flows and temporarily increase our billing costs. In the event that we do not timely or accurately bill for our services, our net revenues may be subject to a significant negative impact.

If we are unable to timely enroll healthcare professionals in the Medicare program, our collections and revenues will be harmed.

In the 2009 MPFS, CMS substantially reduced the time within which physicians and other healthcare professionals can retrospectively bill Medicare for services provided by such providers from 27 months prior to the effective date of the enrollment to 30 days prior to the effective date of the billing privileges. In addition, the new enrollment rules set forth in the 2009 MPFS also provide that the effective date of the enrollment will be the later of the date on which the enrollment was filed and approved by the Medicare contractor and the date on which the healthcare professional began providing services. PPACA also adds new screening requirements for enrollment and re-enrollment, as well as enhanced oversight periods for new providers and suppliers, and new requirements for Medicare and Medicaid program providers and suppliers to establish compliance programs. If we are unable to properly enroll our physicians and other healthcare professionals within the 30 days after such provider begins providing services, we will be precluded from billing Medicare for any services that were provided to a Medicare beneficiary more than thirty days prior to the effective date of the enrollment. Such failure to timely enroll healthcare professionals could have a material adverse effect on our business, financial condition and results of operations.

A reclassification of our independent contractor physicians by tax authorities could require us to pay retroactive taxes and penalties, which could have a material adverse effect on us.

As of December 31, 2010, we contracted with approximately 2,800 affiliated physicians as independent contractors to fulfill our contractual obligations to clients. Because we consider many of the physicians with whom we contract to be independent contractors, as opposed to employees, we do not withhold federal or state income or other employment related taxes, make federal or state unemployment tax or Federal Insurance Contributions Act payments, or provide workers’ compensation insurance with respect to such affiliated physicians. Our contracts with our independent contractor physicians obligate these physicians to pay these taxes. The classification of physicians as independent contractors depends on the facts and circumstances of the relationship. In the event federal or state taxing authorities determine that the physicians engaged as independent contractors are employees, we may be adversely affected and subject to retroactive taxes and penalties. Under current federal tax law, a safe harbor from reclassification, and consequently retroactive taxes and penalties, is available if our current treatment is consistent with a long-standing practice of a significant segment of our industry and if we meet certain other requirements. If challenged, we may not prevail in demonstrating the applicability of the safe harbor to our operations. Further, interested persons have recently proposed to eliminate the safe harbor and may do so again in the future. If such proposals are reintroduced and passed by Congress, they could impact our classification of independent contractor physician which could have a material adverse effect on our business, financial condition and results of operations.

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

During the year ended December 31, 2010, Florida and Tennessee accounted for approximately 16% and 17%, respectively, of our net revenues less provision for uncollectibles. If our programs in these states are adversely affected by changes in regulatory, economic and other conditions in such states, our revenues and profitability may decline.

We derive a portion of our net revenues from services provided to the U.S. Department of Defense within the Military Health System Program, or MHS Program. These revenues are derived from contracts subject to a competitive bidding process.

We are a provider of healthcare professionals that serve military personnel and their dependents in military treatment facilities nationwide. Our net revenues derived from military healthcare staffing totaled $160.8 million in 2008, $152.1 million in 2009 and $91.7 million in 2010. During the fourth quarter of 2010, we recognized a non-tax deductible charge of $48.8 million to reduce the carrying value of the goodwill associated with this division.

Most of our contracts within the MHS Program have a term of one year. Under a number of these contracts, the government has the option to renew the contract each year for an additional one-year term, subject to a specified maximum number of renewal terms (anywhere from one to four renewal terms). Those contracts without any renewal option are subject to an automatic rebidding and award process at the end of the one-year term. Each contract with a renewal option will become subject to the automatic rebidding and award process upon the earlier of (i) the government electing not to exercise its annual renewal option of such contract or (ii) the expiration of the final renewal term for such contract. In addition, all contracts, including contracts with renewal options, can be terminated by the government at any time without notice. The outcome of any rebidding and award process is uncertain and we may not be awarded new contracts. Our contracts with renewal options may not be so renewed and the government may exercise its rights to terminate the contracts.

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

Between 2006 and 2010, acquisitions have contributed approximately 22.0% toward overall growth in net revenues less provision for uncollectibles during this period. We expect to continue to seek opportunities to grow through attractive acquisitions. However, our acquisition strategy could present some challenges. Some of the difficulties we could encounter include: problems identifying all service and contractual commitments of the acquired entity, evaluating the stability of the acquired entity’s hospital contracts, integrating financial and operational software, accurately projecting physician and employee costs, and evaluating their regulatory compliance. Our acquisition strategy is also subject to the risk that, in the future, we may not be able to identify suitable acquisition candidates, be successful in expanding into new lines of business, obtain acceptable financing or consummate desired acquisitions, any of which could inhibit our growth. In addition, in connection with acquisitions, we may need to obtain the consent of third parties who have contracts with the entity to be acquired, such as managed care companies or hospitals contracting with the entity. We may be unable to obtain these consents. If we fail to integrate acquired operations, fail to manage the cost of providing our services or fail to price our services appropriately, our operating results may decline.

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

If we are not able to successfully recruit and retain qualified physicians and other healthcare providers to serve as our independent contractors or employees, our net revenues could be adversely affected.

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

The provision of outsourced physician staffing and administrative services to hospitals and clinics is characterized by a high degree of competition. Competition for outsourced physician and other healthcare staffing and administrative service contracts is based primarily on:

•	the ability to improve department productivity and patient satisfaction while reducing overall costs;

•	the breadth of staffing and management services offered;

•	the ability to recruit and retain qualified physicians, technicians and other healthcare providers;

•	billing and reimbursement expertise;

•	a reputation for compliance with state and federal regulations; and

•	financial stability, demonstrating an ability to pay providers in a timely manner and provide professional liability insurance.

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

Our services and quality screening considerations may not result in the lowest competitive bid price and thus result in a failure to win contracts where the decision is based strictly on pricing considerations.

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

There are evolving standards in the healthcare industry relating to electronic medical records and e-prescribing. On October 11, 2005, the Office of Inspector General of the Department of Health and Human Services, or OIG, issued a proposed safe harbor to the federal anti-kickback statute for certain e-prescribing arrangements, and CMS concurrently issued companion proposed exceptions to the federal physician self-referral statute, or the Stark Law, for certain e-prescribing and electronic medical record arrangements. In 2006, both the OIG and CMS issued final versions of each proposed regulation. The exceptions and safe harbors establish the conditions under which entities may donate to physicians (and certain other recipients under the safe harbor) interoperable electronic health records software, information technology and training services. Additionally, the rules permit hospitals and certain other entities to provide physicians (and certain other recipients under the safe harbor) with hardware, software, or information technology and training services necessary and used solely for electronic prescribing. Both rules are permissive, meaning that if requirements are met, they permit the offering or furnishing of free or discounted technology to referral sources. However, the government has signaled its interest in making certain universal e-prescribing and electronic health records mandatory. New legislation enacted under the Health Information Technology for Economic and Clinical Health Act, or HITECH Act, of the American Recovery and Reinvestment Act of 2009, or ARRA, requires the government to work to adopt standards-based electronic health records. Final regulations issued in July 2010 establish the technical capabilities required for certified electronic health records, as well as “meaningful use” objectives that providers must meet to qualify for bonus payments under the Medicare Program. We are devoting significant resources to facilitate connectivity to hospital systems or otherwise develop e-prescribing and electronic medical record capabilities. The failure to successfully implement and maintain operational, financial and billing information systems could have a material adverse effect on our business, financial condition and results of operations.

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

Our success depends to a significant extent on the continued services of our core senior management team of H. Lynn Massingale, M.D., Executive Chairman; Greg Roth, President and Chief Executive Officer; David Jones, Executive Vice President, Chief Financial Officer; Heidi Allen, Senior Vice President, General Counsel; Oliver Rogers, President, Hospital Based Services; Jonathan Grimes, Senior Vice President; and Joseph Carman, Chief Administrative Officer as well as the leaders of major components of our company. If one or more of these individuals were unable or unwilling to continue in his present position, our business would be disrupted and we might not be able to find replacements on a timely basis or with the same level of skill and experience. Finding and hiring any such replacements could be costly and might require us to grant significant incentive compensation, which could adversely impact our financial results.

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

The Privacy Rule and Security Rule require the development and implementation of detailed policies, procedures, contracts and forms to assure compliance. We have implemented such compliance measures, but we may be required to make additional costly system purchases and modifications to comply with evolving HIPAA rules and our failure to comply may result in liability and adversely affect our business.

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

We may be required to comply with the FTC’s Red Flag Rules, which could increase our cost of doing business and could subject us to financial penalties if we fail to comply with these regulations.

The FTC put into effect “Red Flag Rules” which require “creditors” to develop warning signs or “red flags” that indicate potential identity theft (including medical identity theft). The FTC maintained that healthcare providers that regularly permit patients to pay for services after the services are rendered, including paying the balance due after third-party payments are made, are “creditors” for Red Flag Rules purposes. While compliance with the Red Flag Rules had been postponed several times, most recently until December 31, 2010, on December 18, 2010, the Red Flag Program Clarification Act of 2010 was enacted to clarify the type of “creditor” that must comply with the Red Flag Rules. The Congressional record indicates that physicians should not be classified as “creditors” because they do not receive payment in full at the time they provide their services. Therefore, most physicians are not likely to fall within the categories of creditors outlined in the law, (i.e., creditors who regularly obtain or use consumer reports in connection with a credit transaction, furnish information to certain consumer reporting agencies, or advance funds to or on behalf of a person based on the person’s obligation to repay the funds). Creditors that do fall within one of these categories must comply with the Red Flag Rules by December 31, 2010. The law does leave open the possibility that the FTC will require other types of creditors to comply with the Red Flag Rules in the future. The FTC may seek civil monetary penalties and injunctive relief for violations of Red Flag Rules. The maximum fine is $3,500 per violation.

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

In 1998, the OIG issued an advisory opinion in which it concluded that a proposed management services contract between a medical practice management company and a physician practice, which provided that the management company would be reimbursed for the fair market value of its operating services and its costs and paid a percentage of net practice revenues, may constitute illegal remuneration under the Anti-Kickback Statute. The OIG’s analysis focused on the marketing activities conducted by the management company and concluded that the management services arrangement described in the advisory opinion included financial incentives to increase patient referrals, contained no safeguards against overutilization and included financial incentives that increased the risk of abusive billing practices.

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

We could experience a loss of contracts with physicians or be required to sever relationships with our affiliated professional corporations in order to comply with antitrust laws.

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

We have a significant amount of indebtedness. As of December 31, 2010 our total indebtedness was $403.8 million, excluding $125.0 million of availability under our senior secured revolving credit facility (without giving effect to $7.2 million of undrawn letters of credit which reduces availability). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in this Form 10-K. A 0.25% increase in the expected rate of interest under our senior secured credit facilities would increase our annual interest expense by approximately $1.0 million.

Our substantial debt could have important consequences, including the following:

•	it may be difficult for us to satisfy our obligations, including debt service requirements under our outstanding debt;

•	our ability to obtain additional financing for working capital, capital expenditures, debt service requirements or other general corporate purposes may be impaired;

•

requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures, future business opportunities and other purposes;

•	we are more vulnerable to economic downturns and adverse industry conditions and our flexibility to plan for, or react to, changes in our business or industry is more limited;

•

our ability to capitalize on business opportunities and to react to competitive pressures, as compared to our competitors, may be compromised due to our high level of debt and the restrictive covenants in our credit agreement;

•	our ability to borrow additional funds or to refinance debt may be limited; and

•

it may cause potential or existing customers or physicians to not contract with us due to concerns over our ability to meet our financial obligations, such as the payment of physicians or insuring against our professional liability risks, under such contracts.

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

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. Although our credit agreement contains restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. If we incur additional debt above the levels currently in effect, the risks associated with our leverage, including those described above, would increase. The senior secured revolving credit facility provides aggregate availability of up to $125.0 million, of which no amount is currently drawn (excluding $7.2 million in undrawn outstanding letters of credit as of December 31, 2010 which reduces availability).

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

Restrictive covenants in our senior secured credit facilities may restrict our ability to pursue our business strategies, and failure to comply with any of these restrictions could result in acceleration of our debt.

The operating and financial restrictions and covenants in our senior secured credit facilities may adversely affect our ability to finance future operations or capital needs or to engage in other business activities. The senior secured credit facilities limit our ability, among other things, to:

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

In addition, the senior secured credit facilities require us to maintain certain financial ratios (including a minimum fixed charge coverage ratio) and satisfy other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we may not be able to meet those ratios and tests. A breach of any of these covenants could result in a default under the senior secured credit facilities. Upon the occurrence of an event of default under the senior secured credit agreement, the lenders could elect to declare all amounts outstanding under the senior secured credit agreement to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under the senior secured credit agreement could proceed against the collateral granted to them to secure that indebtedness. We have pledged a significant portion of our assets as collateral under the senior secured credit agreement. Our future operating results may not be sufficient to enable compliance with the covenants in the senior secured credit agreement or any other indebtedness and we may not have sufficient assets to repay the senior secured credit agreement as well as our unsecured indebtedness. In addition, in the event of an acceleration, we may not have or be able to obtain sufficient funds to make any accelerated payments.

A decline in our operating results or available cash could cause us to experience difficulties in complying with covenants contained in more than one agreement, which could result in our bankruptcy or liquidation.

If we were to sustain a decline in our operating results or available cash, we could experience difficulties in complying with the financial covenants contained in the senior secured credit agreement. For example, the loss of a significant portion of our existing military staffing business that is subject to the re-bidding process or a failure to mitigate such loss by winning new business as it is submitted for bid to the military may cause us difficulty in complying with such covenants. The failure to comply with such covenants could result in an event of default under the senior secured credit agreement and by reason of cross-acceleration or cross-default provisions, other indebtedness may then become immediately due and payable. In addition, should an event of default occur, the lenders under our senior secured credit agreement could elect to terminate their commitments thereunder, cease making loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to obtain waivers from the required lenders under our senior secured credit agreement to avoid being in default. If we breach our covenants under our senior secured credit agreement and seek a waiver, we may not be able to obtain a waiver from the required lenders. If this occurs, we would be in default under our senior secured credit agreement, the lenders could exercise their rights, as described above, and we could be forced into bankruptcy or liquidation.

Risks Related to Our Common Stock

Future sales of our common stock or the possibility or perception of such future sales may depress our stock price.

Sales of a substantial number of shares of common stock in the public market, or the perception that these sales could occur, could substantially decrease the market price of our common stock. Substantially all of the shares of our common stock are available for resale in the public market. Registration of the sale of these shares of our common stock would permit their sale into the market immediately. Upon registration of any of these shares for resale, the market price of our common stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them.

In addition, the Sponsor will have the right, subject to certain conditions, to require us to register the sale of its remaining shares of our common stock under the Securities Act. By exercising its registration rights and selling a large number of shares, the Sponsor could cause the prevailing market price of our common stock to decline.

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

As of December 31, 2010, investment funds associated with or designated by the Sponsor beneficially owned, through Ensemble Parent LLC, 68.7%, of our outstanding common stock and voting power. As a result, the Sponsor continues to have the ability to elect all of the members of our board of directors and thereby control our affairs, policies and operations, such as the appointment of management, future issuances of our common stock or other securities, the payments of dividends, if any, on our common stock, the incurrence of debt by us, amendments to our certificate of incorporation and bylaws and the entering into of extraordinary transactions, and their interests may not in all cases be aligned with your interests. In addition, the Sponsor may have an interest in pursuing acquisitions, divestitures and other transactions that, in their judgment, could enhance their equity investment, even though such transactions might involve risks to you. For example, the Sponsor could cause us to make acquisitions that increase our indebtedness or to sell revenue-generating assets.

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

We are a “controlled company” within the meaning of The New York Stock Exchange listing standards and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements.

As of December 31, 2010, investment funds associated with or designated by the Sponsor beneficially own, through Ensemble Parent LLC, 68.7%, of our outstanding common stock and voting power. Because affiliates of the Sponsor own more than 50% of the voting power of our company, we are considered a “controlled company” for the purposes of The New York Stock Exchange, or NYSE, listing requirements. As such, we have elected not to comply with certain NYSE corporate governance requirements that: (1) a majority of the board of directors consist of independent directors, (2) we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities and (3) we have a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities. We are currently utilizing some of these exemptions. As a result, we do not have a majority of independent directors, and we do not have a compensation committee and a nominating and corporate governance committee consisting entirely of independent directors.

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

We do not intend to pay cash dividends on our common stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Our ability to pay dividends on our common stock is currently limited by the covenants of our senior secured credit facilities and may be further restricted by the terms of any future debt or preferred securities. Payments of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our business, operating results and financial condition, current and anticipated cash needs, plans for expansion and any legal or contractual limitations on our ability to pay dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of potential gain for the foreseeable future.

Item 1B.	Unresolved Staff Comments

Not Applicable.

Item 2.	Properties

Effective January 1, 2010, we leased approximately 60,000 square feet at 265 Brookview Centre Way for our corporate headquarters. We previously leased approximately 38,000 square feet at 1900 Winston Road, Knoxville, Tennessee for our corporate headquarters, which lease terminated on March 31, 2010. We also lease or sublease other facilities for our corporate functions as well as for the operations of our clinics, billing centers and certain regional operations. We believe our present facilities are substantially adequate to meet our current and projected needs. The leases and subleases have various terms primarily ranging from one to ten years and monthly rents ranging from approximately $1,000 to $100,000. Our monthly lease payments total approximately $0.9 million. We expect to be able to renew each of our leases or to lease comparable facilities on terms commercially acceptable to us.

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

Price Range of Common Stock

Our common stock began trading on December 16, 2009, on the New York Stock Exchange (“NYSE”) under the symbol “TMH.” Prior to that date, there was no public market for our common stock. As of February 1, 2011, there were 183 holders of record of our common stock. This does not include persons who hold our common stock in nominee or “street name” accounts through brokers or banks.

The following table sets forth the high and low sales prices per share of our common stock as reported on the NYSE from the date our common stock began trading on December 16, 2009 until December 31, 2009 and during the year ended December 31, 2010:

	High	Low
Year ended December 31, 2009:
December 16, 2009 to December 31, 2009	$14.04	$12.00
Year ended December 31, 2010:
First quarter	$18.46	$13.58
Second quarter	$16.96	$11.81
Third quarter	$14.25	$11.55
Fourth quarter	$16.15	$12.90

Dividend Policy

We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Our ability to pay dividends on our common stock is currently limited by the covenants of our senior secured credit facilities and may be further restricted by the terms of any future debt or preferred securities. Payments of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our business, operating results and financial condition, current and anticipated cash needs, plans for expansion and any legal or contractual limitations on our ability to pay dividends.

Item 6.	Selected Financial Data

The following table sets forth our selected historical financial data as of the dates and for the periods indicated. The selected historical financial data as of December 31, 2009 and 2010 and for each of the three years in the period ended December 31, 2010 have been derived from our audited consolidated financial statements included elsewhere in this Form 10-K. We derived the selected historical financial data as of December 31, 2007 and for the year ended December 31, 2006 from our audited consolidated financial statements that are not included in this Form 10-K.

You should read the data presented below together with, and qualified by reference to, our consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” each of which is included elsewhere in this Form 10-K.

	Year Ended December 31,
	2006	2007	2008	2009	2010
	(Dollars in thousands, except per share data)
Statement of Operations Data:
Net revenue less provision for uncollectibles	$1,095,387	$1,232,065	$1,331,317	$1,423,441	$1,519,264
Cost of services rendered (exclusive of depreciation and amortization shown separately below):
Professional service expenses	831,826	950,872	1,046,806	1,102,091	1,170,208
Professional liability costs	37,642	21,057	15,247	32,178	46,356
General and administrative expenses	103,744	114,476	116,942	130,226	135,811
Other expenses (income)	3,748	4,054	3,602	35,676	(1,017)
Impairment of intangibles	—	—	9,134	—	51,320
Depreciation and amortization	23,308	14,823	17,281	18,813	26,948
Interest expense, net	57,813	55,234	45,849	36,679	20,552
(Gain) loss on extinguishment of debt	—	—	(1,640)	—	17,122
Transaction costs	—	—	2,386	2,120	843

Earnings from continuing operations before income taxes	37,306	71,549	75,710	65,658	51,121

Provision for income taxes	13,792	27,703	31,044	24,953	37,784

Earnings from continuing operations	23,514	43,846	44,666	40,705	13,337

Loss from discontinued operations, net of taxes	(7,049)	(576)	—	—	—

Net earnings attributable to common shareholders/members	$16,465	$43,270	$44,666	$40,705	$13,337

Per Share Data:
Basic net earnings per share	$—	$—	$—	$—	$0.21
Unaudited pro forma basic net earnings per share(1)	$0.34	$0.89	$0.91	$0.82	$—
Weighted average basic shares outstanding (in thousands)	48,805	48,790	48,876	49,427	64,177
Diluted net earnings per share	$—	$—	$—	$—	$0.21
Unaudited pro forma diluted net earnings per share	$0.33	$0.88	$0.91	$0.82	$—
Weighted average diluted shares outstanding (in thousands)	49,511	49,385	49,311	49,747	64,641

Cash Flows and Other Financial Data:
Net cash provided by operating activities	$49,553	$70,054	$61,971	$82,841	$113,928
Net cash used in investing activities	(50,109)	(31,256)	(29,772)	(99,580)	(69,411)
Net cash (used in) provided by financing activities	(6,089)	(12,507)	(16,091)	140,672	(184,511)
Capital expenditures(2)	11,271	12,680	12,141	11,613	11,898

Balance Sheet Data (at period end):
Cash and cash equivalents	$3,999	$30,290	$46,398	$170,331	$30,337
Working capital(3)	49,577	69,931	85,746	17,387	17,852
Total assets	654,560	699,173	726,781	940,946	807,737
Total debt(4)	642,550	631,500	615,275	611,025	403,750

Total shareholders’ deficit	—	—	—	(92,332)	(51,353)

Total members’ deficit	$(366,690)	$(324,535)	$(283,674)	$—	$—

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

(2)	Reflects expenditures for property and equipment used in our business.
(3)	Working capital means current assets minus current liabilities.
(4)	Includes current portion of long-term debt. See Note 13 to the consolidated financial statements included elsewhere in the Form 10-K for a discussion of long-term debt.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

We believe we are one of the largest suppliers of outsourced healthcare professional staffing and administrative services to hospitals and other healthcare providers in the United States, based upon revenues and patient visits. Our regional operating models also include comprehensive programs for inpatient care, pediatrics and other healthcare services, principally within hospital departments and other healthcare treatment facilities. We have focused, however, primarily on providing outsourced services to hospital EDs, which accounts for the majority of our net revenues.

The Corporate Conversion

Effective December 15, 2009, we converted from a limited liability company to a corporation in connection with our initial public offering. In addition to converting Class A units, Class B units and Class C units into common stock, each holder of Class B units and Class C units was also issued vested and unvested options to acquire shares of our common stock in substitution for part of the economic benefits of their outstanding Class B units or Class C units not reflected in the conversion of the units into shares of common stock, with the exercise price of these options equal to the initial public offering price or such higher price as was necessary to accurately reflect the terms of the Class B units or Class C units to which they relate. The common stock received in the conversion associated with unvested Class B units and Class C units and the unvested options are subject to the same vesting schedule that was previously applied to the Class B units or Class C units to which they relate. A total of $6.0 million of pre-tax non-cash share-based compensation expense was and will be recognized in connection with a portion of these option grants. Approximately $4.6 million of this expense was recognized in December 2009 and $0.7 million during 2010 with the remaining $0.7 million expense to be amortized over the vesting period of the applicable common stock and options.

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

2011 Medicare Fee Schedule Changes

The Medicare program reimburses for our services based upon the rates in its Physician Fee Schedule, and each year the Medicare program updates the Physician Fee Schedule reimbursement rates based on a formula approved by Congress in the Balanced Budget Act of 1997. Many private payers use the Medicare fee schedule to determine their own reimbursement rates.

The Medicare law requires the Centers for Medicare and Medicaid Services (CMS) to adjust the Medicare Physician Fee Schedule (MPFS) payment rates annually based on an updated formula which includes application of the Sustainable Growth Rate (SGR) that was adopted in the Balanced Budget Act of 1997. This formula has yielded negative updates every year beginning in 2002, although CMS was able to take administrative steps to avoid a reduction in 2003 and Congress took a series of legislative actions to prevent reductions each year from 2004 to 2010.

In December 2010, President Obama signed into law a one-year delay of the SGR reductions that were scheduled to reduce Medicare reimbursement by 25% effective January 1, 2011. Also included in the law is a one-year extension of the geographic practice cost indices (GPCI) floor that has allowed locations with lower cost indices to remain at the base of 1.000. Recent CMS regulations released in November 2010 to update the 2011 Medicare physician fee schedule included a rebasing of the Medical Economic Index (MEI) that redistributes payments between different specialties. We estimate that these changes to the fee schedule will reduce 2011 reimbursement rates to ED providers by approximately 2.5% with the impact on our ED revenue estimated to be an approximate $4.4 million decline.

Also included in the CMS regulations is a 1% reduction in the 2011 Physician Quality Reporting Initiative (PQRI) bonus payments. The impact on our revenue is estimated to be a $1.6 million decline as compared to 2010 revenue.

If further Congressional action is not taken regarding SGR, payments will be reduced on January 1, 2012. It is not clear what, if anything, will occur in the long term. Any future reductions in amounts paid by government programs for physician services or changes in methods or regulations governing payment amounts or practices could cause our revenues to decline and we may not be able to offset reduced operating margins through cost reductions, increased volume or otherwise.

Military Healthcare Staffing

We are a provider of healthcare professionals serving military personnel and their dependents in military treatment facilities nationwide administered by the U.S. Department of Defense. During the fourth quarter of 2010 we recognized a non-tax deductible charge of $48.8 million to reduce the carrying value of the goodwill associated with our military staffing division. Following the charge there is approximately $9.4 million of remaining goodwill associated with this division. The decline in carrying value and resulting goodwill impairment charge resulted from our annual impairment test results and reflects the decline in the military’s financial performance and the impact of the more challenging government contracting environment. The process of awarding military healthcare staffing contracts by the government has changed in recent years toward an increased bias to award certain contracts to qualified small and minority owned businesses. Although we participate in such small and minority owned business awards to the extent we can serve as a sub-contractor, our revenues from these arrangements are limited compared to an outright contract award which has been a large contributing factor in the financial performance decline.

In addition, we have been awarded two separate governmental healthcare staffing contracts with estimated annual revenues of $63.0 million the start of which have been delayed by stop work orders associated with protests filed by other contractors in connection with the award of the contracts. Although we believe we have provided very competitive bids to the government and are in position to resume services under the contracts upon the release of the stop work orders, the uncertainty of the eventual outcome of these awards was considered when analyzing the factors used to determine amount of the impairment.

Our revenues derived from military healthcare staffing totaled $152.1 million and $91.7 million for the years ended December 31, 2009 and 2010, respectively. These revenues are generated from contracts that are subject to a competitive bidding process which normally takes place during the third quarter of each year.

A portion of the contracts awarded during the third quarter of 2010 will expire during the course of 2011 and will be subject to a competitive re-bidding and award process. In the event we are unable to retain these expiring contracts, the operations and financial position of our military staffing business could be further negatively impacted. Approximately 26.9% and 32.6% of our military staffing revenue for each of the years ended December 31, 2009 and 2010, respectively, was derived through subcontracting agreements with small business prime contractors.

Radiology Operations

During the fourth quarter of 2010, after an analysis of our radiology operations including past performance and future growth opportunities, we made a decision to shut down our teleradiology and radiology staffing division. It is anticipated that this process will be completed by the end of the first quarter of 2011. For the years ended December 31, 2008, 2009 and 2010, the radiology division generated approximately $18.5 million, $15.7 million and $11.2 million of net revenue less provision, respectively. Other than the incurrence of operating costs during the wind-down period, we do not currently anticipate any additional significant charges to be realized. See Note 5 to our consolidated financial statements included in this Form 10-K.

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

A significant portion (approximately 83% of our net revenue in the year ended December 31, 2010 and 81% for the year ended December 31, 2009) resulted from fee for service patient visits. Fee for service revenue represents revenue earned under contracts in which we bill and collect the professional component of charges for medical services rendered by our contracted and employed physicians. Under the fee for service arrangements, we bill patients for services provided and receive payment from patients or their third-party payers. Fee for service revenue is reported net of contractual allowances and policy discounts. All services provided are expected to result in cash flows and are therefore reflected as net revenue in the financial statements. Fee for service revenue is recognized in the period that the services are rendered to specific patients and reduced immediately for the estimated impact of contractual allowances in the case of those patients having third-party payer coverage. The recognition of net revenue (gross charges less contractual allowances) from such visits is dependent on such factors as proper completion of medical charts following a patient visit, the forwarding of such charts to one of our billing centers for medical coding and entering into our billing systems and the verification of each patient’s submission or representation at the time services are rendered as to the payer(s) responsible for payment of such services. Net revenue is recorded based on the information known at the time of entering such information into our billing systems as well as an estimate of the net revenue associated with medical charts for a given service period that have not yet been processed into our billing systems. The above factors and estimates are subject to change. For example, patient payer information may change following an initial attempt to bill for services due to a change in payer status. Such changes in payer status have an impact on recorded net revenue due to differing payers being subject to different contractual allowance amounts. Such changes in net revenue are recognized in the period that such changes in the payer become known. Similarly, the actual volume of medical charts not processed into our billing systems may be different from the amounts estimated. Such differences in net revenue are adjusted the following month based on actual chart volumes processed.

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

Net revenue less provision for uncollectibles for the years ended December 31, 2008, 2009 and 2010, respectively, consisted of the following:

	2008	2009	2010
	(In thousands)
Gross fee for service charges	$3,876,032	$4,418,749	$5,090,191
Unbilled revenue	753	4,919	4,187
Less: contractual adjustments	2,049,178	2,403,822	2,873,420

Fee for service revenue	1,827,607	2,019,846	2,220,958
Contract revenue	441,050	437,637	422,714
Other revenue	23,155	25,792	27,702

Net revenue	2,291,812	2,483,275	2,671,374
Less: provision for uncollectibles	960,495	1,059,834	1,152,110

Net revenue less provision for uncollectibles	$1,331,317	$1,423,441	$1,519,264

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

The table below summarizes our approximate payer mix as a percentage of fee for service patient volume for the periods indicated:

	Year Ended December 31,
	2008	2009	2010
Payer:
Medicare	21.8%	21.4%	22.4%
Medicaid	23.8	26.0	26.4
Commercial and managed care	29.6	28.5	27.5
Self-pay	22.3	21.8	21.7
Other	2.5	2.3	2.0

Total	100.0%	100.0%	100.0%

Accounts Receivable. As described above and below, we determine the estimated value of our accounts receivable based on estimated cash collection run rates of estimated future collections, by facility contract, for patient visits under our fee for service contract revenue. Accordingly, we are unable to report the payer mix composition on a dollar basis of our outstanding net accounts receivable. However, a 1% change in the estimated carrying value of our net fee for service patient accounts receivable before consideration of the allowance for uncollectible accounts at December 31, 2010 could have an after tax effect of approximately $2.3 million on our financial position and results of operations. Our days of revenue outstanding at December 31, 2009 and at December 31, 2010, were 62.3 days and 56.9 days, respectively. The number of days outstanding will fluctuate over time due to a number of factors. The decrease in average days outstanding of approximately 5.4 days includes a decrease of 7.9 days resulting from an increase in average revenue per day and a decrease of 1.8 days associated with a reduction in the estimated value of contract accounts receivable. These decreases were partially offset by an increase of 4.3 days related to the increase in estimated value of fee for service accounts receivable. The increase in average revenue per day is primarily attributable to an increase in gross charges, increased pricing with managed care plans, increases in average patient acuity, and increases in Medicare reimbursements. The decrease of 1.8 days associated with the reduction of contract accounts receivable and the increase of 4.3 days related to fee for service accounts receivable are due primarily to timing of cash collections and valuation adjustments recorded in the period. Our allowance for doubtful accounts totaled $194.8 million as of December 31, 2010.

Approximately 98% of our allowance for doubtful accounts is related to gross fees for fee for service patient visits. Our principal exposure for uncollectible fee for service visits is centered in self-pay patients and, to a lesser extent, for co-payments and deductibles from patients with insurance. While we do not specifically allocate the allowance for doubtful accounts to individual accounts or specific payer classifications, the portion of the allowance associated with fee for service charges as of December 31, 2010 was equal to approximately 92% of outstanding self-pay fee for service patient accounts.

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

Methodology for Computing Allowance for Doubtful Accounts. We employ several methodologies for determining our allowance for doubtful accounts depending on the nature of the net revenue recognized. We initially determine gross revenue for our fee for service patient visits based upon established fee schedule prices. Such gross revenue is reduced for estimated contractual allowances for those patient visits covered by contractual insurance arrangements to result in net revenue. Net revenue is then reduced for our estimate of uncollectible amounts. Fee for service net revenue less provision for uncollectibles represents our estimated cash to be collected from such patient visits and is net of our estimate of account balances estimated to be uncollectible. The provision for uncollectible fee for service patient visits is based on historical experience resulting from over seven million annual fee for service patient visits. The significant volume of patient visits and the terms of thousands of commercial and managed care contracts and the various reimbursement policies relating to governmental healthcare programs do not make it feasible to evaluate fee for service accounts receivable on a specific account basis. Fee for service accounts receivable collection estimates are reviewed on a quarterly basis for each of our fee for service contracts by period of accounts receivable origination. Such reviews include the use of historical cash collection percentages by contract adjusted for the lapse of time since the date of the patient visit. In addition, when actual collection percentages differ from expected results, on a contract by contract basis, supplemental detailed reviews of the outstanding accounts receivable balances may be performed by our billing operations to determine whether there are facts and circumstances existing that may cause a different conclusion as to the estimate of the collectibility of that contract’s accounts receivable from the estimate resulting from using the historical collection experience. Contract-related net revenue is billed based on the terms of the contract at amounts expected to be collected. Such billings are typically submitted on a monthly basis and aged trial balances prepared. Allowances for estimated uncollectible amounts related to such contract billings are made based upon specific accounts and invoice periodic reviews once it is concluded that such amounts are not likely to be collected. The methodologies employed to compute allowances for doubtful accounts were unchanged between 2010 and 2009.

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

Our commercial insurance policy for professional liability losses for the period March 12, 1999 through March 11, 2003 included insured limits applicable to such coverage in the period. Effective April 2006, we executed an agreement with the commercial insurance provider that issued the policy that ended March 11, 2003 to increase the existing $130.0 million aggregate limit of coverage. Under the terms of the agreement, we will make periodic premium payments to the commercial insurance company and the total aggregate limit of coverage under the policy will be increased by a portion of the premiums paid. We have committed to fund premiums such that the total aggregate limit of coverage under the program remains greater than the paid losses at any point in time. During fiscal years 2008 and 2009, we funded a total of $2.7 million and $4.6 million under this agreement. For the year ended December 31, 2010, we funded a total of $2.0 million and have agreed to fund additional payments, which will be based upon the level of incurred losses relative to the aggregate limit of coverage at that time.

As of December 31, 2010, the current aggregate limit of coverage under this policy was $158.2 million and the estimated loss reserve for claim losses and expenses in excess of the current aggregate limit was $5.9 million.

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

The underlying information that serves as the foundational basis for making our actuarial estimates of professional liability losses is our internal database of incurred professional liability losses. We have captured extensive professional liability loss data going back, in some cases, over twenty years, that is maintained and updated on an ongoing basis by our internal claims management personnel. Our database contains comprehensive incurred loss information for our existing operations as far back as fiscal year 1997 (reflecting the initial timeframe in which we migrated to a consolidated professional liability program concurrent with the consummation of several significant acquisitions) and, in addition, we possess additional loss data that predates 1997 dates of occurrence for certain of our operations. Loss information reflects both paid and reserved losses incurred when we were covered by outside commercial insurance programs as well as paid and reserved losses incurred under our self-insurance program. Because of the comprehensive nature of the loss data and our comfort with the completeness and reliability of the loss data, this is the information that is used in the development of our actuarial loss estimates. We believe this database is one of the largest repositories of physician professional liability loss information available in our industry and provides us and our actuarial consultants with sufficient data to develop reasonable estimates of the ultimate losses under our self-insurance program. In addition to the estimated losses, as part of the actuarial process, we obtain revised payment pattern assumptions that are based upon our historical loss and related claims payment experience. Such payment patterns reflect estimated cash outflows for aggregate incurred losses by period based upon the occurrence date of the loss as well as the report date of the loss. Although variances have been observed in the actuarial estimate of ultimate losses by occurrence period between actuarial studies, the estimated payment patterns have shown much more limited variability. We use these payment patterns to develop our estimate of the discounted reserve amounts. The relative consistency of the payment pattern estimates provides us with a foundation in which to develop a reasonable estimate of the discount value of the professional liability reserves based upon the most current estimate of ultimate losses to be paid and the reasonable likelihood of the related cash flows over the payment period. As of December 31, 2009 and December 31, 2010, our estimated loss reserves were discounted at 3.9% and 3.3%, respectively, which was the current ten year U.S. Treasury rate at those dates, and which reflects the risk free interest rate over the expected period of claims payments.

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

The second semi-annual report of actuarial loss estimates was completed in October 2010. Based on these results, management determined no additional change was necessary in our consolidated reserves for professional liability losses as of December 31, 2010 related to prior year loss estimates.

The following reflects the current reserves for professional liability costs as of December 31, 2010 (in millions) as well as the sensitivity of the reserve estimates at a 75% and 90% confidence level:

As reported	$150.3
At 75% confidence level	$156.5
At 90% confidence level	$171.8

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

Contributing to the reduction in professional liability reserves associated with prior years recognized in the first quarter of 2010 were improvements in the estimate of ultimate losses by occurrence periods contained in the actuarial report received in April 2010. The April 2010 actuarial report reflected a reduction in the estimated ultimate undiscounted losses by occurrence period of between 5.8% and 6.3% (at various confidence factors) for the self-insured loss period from March 12, 2003 through December 31, 2010. The April 2010 actuarial report also reflected a reduction in the estimated undiscounted losses of between 4.0% and 4.6% (at various confidence factors) for our exposure in excess of the aggregate limit of coverage in place on the commercial insurance program that ended March 12, 2003.

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

In December 2010 we recognized a non-tax deductible charge of $48.8 million to reduce the carrying value of the goodwill associated with our military staffing division. Following the charge there is approximately $9.4 million of remaining goodwill associated with this division. The decline in carrying value and resulting goodwill impairment charge resulted from our annual impairment test results and reflects the decline in the military’s financial performance and the impact of the more challenging government contracting environment. Also in June 2010, we recorded an impairment loss of $2.5 million associated with a contractual relationship acquired in prior years whose expected term was less than initially estimated.

The remaining reporting units that have recorded goodwill, based on the results of our annual impairment test, are not considered to be at risk as of December 31, 2010. The results of step one of the annual impairment test completed as of December 31, 2010, and as prescribed by the provisions of ASC Topic 350 “Intangibles—Goodwill and Other,” which is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill, indicated that the fair value of each reporting unit that has remaining recorded goodwill exceeded its carrying value by more than 20%.

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

	Year Ended December 31,
	2008	2009	2010
Net revenue less provision for uncollectibles	100.0%	100.0%	100.0%
Professional services expenses	78.6	77.4	77.0
Professional liability costs	1.2	2.3	3.1
General and administrative expenses	8.8	9.1	8.9
Other expenses (income)	0.3	2.5	(0.1)
Impairment of intangibles	0.7	—	3.4
Depreciation and amortization	1.3	1.3	1.8
Interest expense, net	3.4	2.6	1.4
(Gain) loss on extinguishment of debt	(0.1)	—	1.1
Transaction costs	0.2	0.1	0.1

Earnings before income taxes	5.7	4.6	3.4
Provision for income taxes	2.3	1.8	2.5

Net earnings	3.4%	2.9%	0.9%

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

Net Revenue. Net revenue in the year ended December 31, 2010 increased $188.1 million, or 7.6%, to $2.67 billion from $2.48 billion in the year ended December 31, 2009. The increase in net revenue resulted primarily from increases in fee for service revenue of $201.1 million and other revenue of $1.9 million while contract revenue decreased $14.9 million. The increase in fee for service revenue was a result of increases in estimated collections per billed visit and a 3.5% increase in total fee for service visits and procedures. Estimated collections per visit increased due to annual increases in gross charges, managed care pricing, increases in average patient acuity levels, and revenue cycle improvements. The decrease in contract revenue was due primarily to declines in our military staffing, locums tenens and radiology operations associated with contracting changes within the military and reductions in temporary staffing and teleradiology volumes, respectively. These contract revenue decreases were partially offset by the contribution of our newly acquired anesthesiology operations. In the year ended December 31, 2010, fee for service revenue was 83.1% of net revenue compared to 81.3% in 2009, contract revenue was 15.8% of net revenue in 2010 compared to 17.6% in 2009 and other revenue was 1.0% in both 2010 and 2009.

Provision for Uncollectibles. The provision for uncollectibles was $1.15 billion in the year ended December 31, 2010 compared to $1.06 billion in the corresponding period in 2009, an increase of $92.3 million, or 8.7%. The provision for uncollectibles as a percentage of net revenue was 43.1% in 2010 compared with 42.7% in 2009. The provision for uncollectibles was primarily related to revenue generated under fee for service contracts that is not expected to be fully collected. The period over period increase in the provision was due to annual increases in gross fee schedules and increases in patient volume and procedures. For the year ended December 31, 2010, self-pay fee for service visits were approximately 21.7% of the total fee for service visits compared to approximately 21.8% in the same period of 2009.

Net Revenue Less Provision for Uncollectibles. Net revenue less provision for uncollectibles in the year ended December 31, 2010 increased $95.8 million, or 6.7%, to $1.52 billion from $1.42 billion in the year ended December 31, 2009. Acquisitions contributed 8.1% of year over year growth in net revenue less provision for uncollectibles. Same contract revenue (excluding the military division) contributed 1.7% of the growth. Same contract revenue associated with the military division reduced growth by 0.7%. New contracts, net of terminations (excluding the military division), contributed 1.2% of growth. Net contract changes within the military division reduced year-over-year net revenue growth by 3.5%. Overall, the military division reduced year-over-year revenue growth by 4.2% while all other areas contributed an 11.0% increase in net revenue less provision. Total same contract revenue, which consists of contracts under management in both periods, increased $13.4 million, or 1.1%, to $1.22 billion in 2010 compared to $1.20 billion in 2009. For the year ended December 31, 2010, same contract revenue less provision benefited from increases in estimated collections on fee-for-service visits of 4.5% which provided approximately 3.3% of same contract growth between periods. Fee for service volume growth declined 0.2% which constrained same contract growth between years by 0.2%. Declines in contract and other revenue, primarily associated with our military and locums tenens operations constrained same contract revenue growth by an additional 1.9%. The increase in the estimated collections per visit is attributable to annual increases in gross charges, managed care pricing improvements, increases in average patient acuity levels, and ongoing improvements in revenue cycle processes, partially offset by changes in payer mix between years. Acquisitions contributed $114.9 million of growth between periods. Excluding the impact of contracting changes within the military division, net new contract revenue increased $17.7 million while changes within military staffing contracts resulted in a decline of $50.2 million between years. Total declines in military revenue, inclusive of changes in same contract revenue, were $60.4 million between years. We typically gain new contracts by replacing competitors at hospitals that currently outsource such services, obtaining new contracts from facilities that do not currently outsource and responding to contracting opportunities within the military healthcare system. Factors influencing new contracting opportunities include the depth and breath of our service offerings, our reputation and experience, our ability to recruit and retain qualified clinicians, and pricing considerations when a subsidy or contract payment is required. Contracts are typically terminated due to economic considerations, a change in hospital administration or ownership, dissatisfaction with our service offerings or, primarily relating to our military staffing arrangements, at the end of the contract term.

The components of net revenue less provision for uncollectibles includes revenue from contracts that have been in effect for prior periods (same contracts) and from new and acquired contracts during the periods, as set forth in the table below:

	Year Ended December 31,
	2009	2010
	(In thousands)
Same contracts:
Fee for service revenue	$851,895	$888,469
Contract and other revenue	350,358	327,230

Total same contracts	1,202,253	1,215,699
New contracts, net of terminations:
Fee for service revenue	101,401	106,261
Contract and other revenue	110,907	73,515

Total new contracts, net of terminations	212,308	179,776
Acquired contracts:
Fee for service revenue	8,872	74,099
Contract and other revenue	8	49,690

Total acquired contracts	8,880	123,789
Consolidated:
Fee for service revenue	962,168	1,068,829
Contract and other revenue	461,273	450,435

Total net revenue less provision for uncollectibles	$1,423,441	$1,519,264

The following table reflects the visits and procedures included within fee for service revenues described in the table above:

	Year Ended December 31,
	2009	2010
	(In thousands)
Fee for service visits and procedures:
Same contract	6,882	6,867
New and acquired contracts, net of terminations	1,020	1,311

Total fee for service visits and procedures	7,902	8,178

Professional Service Expenses. Professional service expenses, which include physician and provider costs, billing and collection expenses, and other professional expenses, totaled $1.17 billion in the year ended December 31, 2010 compared to $1.10 billion in the year ended December 31, 2009, an increase of $68.1 million, or 6.2%. The higher cost between periods included an increase of approximately $17.9 million associated with increases in the average rates paid per hour of provider service on a same contract basis. Increases in average rates paid reflect period over period wage and benefit increases associated with the provision of clinical services. Also contributing to the increase in expense was $50.2 million related to our acquisitions and net growth. The increases in professional service costs were partially offset by reductions in provider costs within our military operations due to net contract terminations. Professional service expenses as a percentage of net revenue less provision for uncollectibles declined to 77.0% in the year ended December 31, 2010 compared to 77.4% in the year ended December 31, 2009.

Professional Liability Costs. Professional liability costs were $46.4 million in the year ended December 31, 2010 compared to $32.2 million in the year ended December 31, 2009. Professional liability costs for the years ended December 31, 2010 and 2009 included reductions in professional liability reserves related to prior years of

$7.2 million in 2010 and $18.8 million in 2009 resulting from actuarial studies completed during the respective periods. Factors contributing to the change in prior year loss estimates included favorable loss development on historical periods between actuarial studies as well as favorable trends in the frequency and severity of claims reported compared to historical trends. We believe that both internal initiatives in the areas of patient safety, risk management and claims management, as well as external factors such as tort reform in certain key states, continue to contribute to these favorable trends in prior year loss estimates. Excluding the favorable actuarial adjustments in both periods, professional liability costs increased $2.6 million, or 5.0%, between periods. The increase was primarily attributable to an increase in provider hours due to acquisitions. Excluding the benefit of prior year reserve adjustments in each period, professional liability costs as a percentage of net revenue less provisions for uncollectibles declined to 3.5% in 2010 from 3.6% in 2009.

General and Administrative Expenses. General and administrative expenses increased $5.6 million, or 4.3%, to $135.8 million for the year ended December 31, 2010 from $130.2 million in the year ended December 31, 2009. Excluding a one time non-cash expense of $4.7 million related to stock options granted in 2009 in conjunction with our initial public offering, general and administrative expenses in 2009 were $125.5 million. Excluding the impact of the 2009 stock option expense, general and administrative expense increased $10.3 million, or 8.2%. Acquisitions increased expenses by $11.5 million, while remaining general and administrative expenses decreased $1.2 million due primarily to lower incentive and deferred compensation costs partially offset by increases in other non-salary administrative expenses between periods. Total general and administrative expenses as a percentage of net revenue less provision for uncollectibles were 8.9% in 2010 and 9.1% in 2009.

Other Expenses (Income). For the year ended December 31, 2010, we recognized $1.0 million of other income primarily related to the change in the fair value of assets held related to the non-qualified deferred compensation plan compared to $35.7 million of expense in the same period in 2009 which includes a $32.7 million fee paid to our Sponsor for the termination of a monitoring services agreement in connection with the initial public offering.

Depreciation and Amortization. Depreciation and amortization expense was $26.9 million in the year ended December 31, 2010 compared to $18.8 million for the year ended December 31, 2009. The increase of $8.1 million between periods was primarily due to increased amortization expense associated with acquisitions completed in 2009 and 2010 and higher depreciation expense related to an increase in capital expenditures.

Interest Expense, Net. Net interest expense decreased $16.1 million to $20.6 million in the year ended December 31, 2010, compared to $36.7 million in the corresponding period in 2009, primarily due to reduced levels of outstanding debt as well as lower borrowing rates on our term loan facilities between periods.

Transaction Costs. Transaction costs were $0.8 million for the year ended December 31, 2010 compared to $2.1 million for the year ended December 31, 2009. These costs relate to advisory, legal, accounting and other fees incurred related to acquisition activity during the period. The reduction in costs between periods was due to a terminated acquisition effort during 2009.

Impairment of Intangibles. During 2010, we recorded an impairment loss totaling $51.3 million of which $48.8 million relates to the impairment of goodwill associated with our military division and $2.5 million that was associated with a contractual relationship acquired in prior years whose term was less than initially estimated.

Loss on Extinguishment of Debt. We recognized a loss of $17.1 million in connection with the redemption of $203.0 million of our 11.25% Notes in 2010. The loss consists of $12.3 million of bond redemption premium payments and the write off of $4.8 million of previously deferred financing costs.

Earnings Before Income Taxes. Earnings before income taxes in the year ended December 31, 2010 were $51.1 million compared to $65.7 million in the corresponding period in 2009.

Provision for Income Taxes. The provision for income taxes was $37.8 million in the year ended December 31, 2010 compared to $25.0 million in the corresponding period in 2009. The effective tax rate was 73.9% in 2010 compared to 38.0% in 2009. The increase was primarily a result of the non-deductibility of the goodwill impairment. Excluding the non-deductible goodwill impairment, the effective tax rate for 2010 was 37.8%.

Net Earnings. Net earnings were $13.3 million in the year ended December 31, 2010 compared to $40.7 million in the year ended December 31, 2009.

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

Other Expenses (Income). Other expenses were $35.7 million in the year ended December 31, 2009 and $3.6 million in the same period in 2008. The 2009 results include a $32.7 million fee paid to our Sponsor for the termination of a monitoring services agreement in connection with the initial public offering.

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

Cash provided by operating activities in the year ended December 31, 2010 increased to $113.9 million compared to $82.8 million in the corresponding period in 2009. Included within operating cash flow in 2010 were cash costs associated with the bond redemption while 2009 operating cash flow reflects cash costs associated with the IPO. Cash used in investing activities in the year ended December 31, 2010 was $69.4 million compared to $99.6 million in the same period of 2009. The $30.2 million decrease in cash used in investing activities was principally due to a decrease in cash payments made related to acquisitions. Cash used in financing activities in the year ended December 31, 2010 was $184.5 million compared to cash provided by operations of $140.7 million in the year ended December 31, 2009. The change in cash used in financing is due to the redemption of $203.0 million of our 11.25% senior subordinated notes (“the Notes”) in 2010 and equity proceeds associated with our initial public offering in 2009.

We spent $11.9 million in 2010 and $11.6 million in 2009 for capital expenditures. These expenditures were primarily for billing and information technology investments and related development projects along with projects in support of operational initiatives.

We are highly leveraged. As of December 31, 2010, we had $403.8 million in aggregate indebtedness, consisting of our term loan with an additional $125.0 million of borrowing capacity available under our senior secured revolving credit facility (without giving effect to $7.2 million of undrawn letters of credit). During 2010, we redeemed all of our $203.0 million outstanding Notes utilizing the net proceeds from our initial public offering and existing cash. We previously retired $12.0 million of the Notes in an open market purchase in December 2008.

We amended our senior secured credit agreement effective December 22, 2009. As part of the amendment, lenders holding $125.0 million of commitments in the aggregate under the revolving credit facility agreed to extend the maturity date of their commitments to August 23, 2012. Outstanding term loan borrowings under the senior credit facility mature on November 23, 2012.

The senior credit facility agreement, as amended, contain both affirmative and negative covenants, including limitations on our ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire our capital stock, acquire the capital stock or assets of another business, pay dividends, and require us to comply with certain coverage and leverage ratios. The amendment also provides additional flexibility under certain of our covenants, including permitting us to make additional investments, loans and advances and to incur additional earn-out obligations in connection with permitted acquisitions. The senior credit agreement also includes a provision for the prepayment of a portion of the outstanding term loan amounts at any year-end if we generate “excess cash flow,” as defined in the agreement.

We entered into three separate forward interest rate swap agreements during 2008. The objective of these agreements is to eliminate the variability of the cash flows in interest payments for $200.0 million of the variable-rate senior secured term loan facility for a three year period. The agreements are contracts to exchange, on a quarterly basis, floating interest rate payments based on the Eurocurrency rate, for fixed interest payments over the life of the agreements. We have determined that the interest rate swaps are highly effective and qualify for hedge accounting; therefore for the year ended December 31, 2010, we recorded the increase in the fair value of the interest rate swaps, net of tax, of approximately $2.3 million as a component of other comprehensive earnings. The increase in fair value of the interest rate swaps, net of tax, of approximately $0.5 million as a component of other comprehensive earnings was recorded during 2009. As of December 31, 2010 and 2009, we had a $0.9 million and $4.7 million liability recorded related to the swaps, respectively.

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

As of December 31, 2010, we had total cash and cash equivalents of approximately $30.3 million. There are no known liquidity restrictions or impairments on our cash and cash equivalents as of December 31, 2010. Our ongoing cash needs for the year ended December 31, 2010 were substantially met from internally generated operating sources. As of December 31, 2010, there were no amounts outstanding under the revolving credit facility.

We have historically been an acquirer of other physician staffing businesses and related interests. During 2010, we completed the acquisitions of certain assets and related business operations of three emergency medical staffing businesses and clinics located in Oklahoma, Kansas, Virginia, Rhode Island and Florida for a total of $51.7 million in cash. In addition, we may have to pay up to $17.0 million in future contingent payments related to these acquisitions. During 2009, we acquired the operations of an anesthesiology staffing company, two emergency medicine medical practices and a locums tenens company for a total of $82.9 million in cash. In addition, we may have to pay up to $10.8 million in future contingent payments related to these acquisitions.

In June 2008, we acquired the operations of an emergency medicine staffing business for $7.5 million in cash. We may have to pay up to $4.8 million in future contingent payments related to these acquisitions.

During the year ended December 31, 2010, $4.7 million of contingent consideration was paid on prior year acquisitions. For the same period in 2009, $7.5 million in payments were made related to acquisitions or contingent consideration paid on a prior year acquisition. Maximum future contingent payment obligations are $32.6 million as of December 31, 2010.

We are in discussions with certain physician staffing businesses regarding potential acquisition opportunities. If we consummate these potential acquisitions, we would expect to fund such acquisitions using our existing cash, through borrowings under our revolving credit facility, or the issuance of new debt or equity.

Effective March 12, 2003, we began providing for professional liability risks in part through a captive insurance company. Prior to such date we insured such risks principally through the commercial insurance market. The change in the professional liability insurance program initially resulted in increased cash flow due to the retention of cash formerly paid out in the form of insurance premiums to a commercial insurance company coupled with a long period (typically 2-4 years or longer on average) before cash payout of such losses occurs. A portion of such cash retained is retained within our captive insurance company and therefore not immediately available for general corporate purposes. As of December 31, 2010, the current value of cash or cash equivalents and related investments held within the captive insurance company totaled $87.8 million. Investments of captive insurance are carried at fair market value and as of December 31, 2010, reflected $2.3 million of net unrealized gains. Effective June 1, 2010, we renewed our fronting carrier program with a commercial insurance carrier through May 31, 2011. In connection with this renewal, we have paid cash premiums of $7.5 million to the commercial insurance carrier. We also funded approximately $26.6 million of premiums to the captive subsidiary during 2010. For the year ended December 31, 2010, we also funded a total of $2.0 million to a commercial insurance provider in order to meet our obligation for incurred costs in excess of the aggregate limits of coverage in place on the commercial insurance policy that ended March 11, 2003. We will fund additional payments which will be based upon the level of incurred losses relative to the aggregate limit of the coverage at that time as additional claims are processed.

The following tables reflect a summary of obligations and commitments outstanding as of December 31, 2010:

	Payments Due by Period
	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
	(Dollars in thousands)
Contractual cash obligations:
Long-term debt	$4,250	$399,500	$—	$—	$403,750
Operating leases	10,805	18,830	13,146	12,417	55,198
Interest payments	11,074	8,786	—	—	19,860

Subtotal	$26,129	$427,116	$13,146	$12,417	$478,808

	Amount of Commitment Expiration Per Period
	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
	(Dollars in thousands)
Other commitments:
Standby letters of credit	$7,200	$—	$—	$—	$7,200
Contingent acquisition payments	12,511	20,045	—	—	32,556

Subtotal	19,711	20,045	—	—	39,756

Total obligations and commitments	$45,840	$447,161	$13,146	$12,417	$518,564

Senior Secured Credit Facilities

Our senior secured credit facilities, as amended, consist of a $425.0 million senior secured term loan facility ($403.8 million outstanding at December 31, 2010) and a $125.0 million senior secured revolving credit facility, of which no amount was drawn at December 31, 2010, but availability as of that date was $117.8 million as a result of $7.2 million of undrawn letters of credit outstanding. Team Finance LLC is the borrower under the senior secured credit facilities, and Team Health Holdings, Inc. and the wholly-owned domestic subsidiaries of Team Finance LLC guarantee these borrowings. The senior secured revolving credit facility includes the capacity for issuance of letters of credit and for borrowings on same-day notice, referred to as swing line loans.

Borrowings under the senior secured credit facilities bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate of JPMorgan Chase Bank, N.A. and (2) the federal funds rate plus  1/2 of 1% or (b) a LIBOR rate determined by reference to the costs of funds for deposits in the currency of such borrowing for the interest period relevant to such borrowing adjusted for certain additional costs. The current interest rate for term loan borrowings is LIBOR plus a margin of 2.0%. The current interest rate for revolving credit borrowings is LIBOR plus a margin of 2.0% based on our leverage ratio as of December 31, 2010 of 2.10 to 1.0. The applicable margin for borrowings under the senior secured revolving credit facility may be increased if our leverage ratio increases. In addition, the interest rate under the senior secured term loan facility may be increased in the event of a downgrade in our corporate family rating by either Moody’s Investors Service, Inc. or Standard and Poor’s Ratings Group.

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

In addition, the senior secured credit agreement requires us to comply with the following financial covenants: a maximum leverage ratio, a minimum interest coverage ratio and a maximum capital expenditures amount. The maximum leverage ratio for the four fiscal quarters ending December 31, 2010 was 5.5x, the minimum interest coverage ratio for the four fiscal quarters ending December 31, 2010 was 1.95x, and the maximum capital expenditure amount for fiscal year 2009 was $23.0 million and for fiscal year 2010 was $24.0 million. For the four fiscal quarters ended December 31, 2010, our leverage ratio was 2.10x and our interest coverage ratio was 9.90x. For the year ended December 31, 2009 and 2010, our capital expenditures were $11.6 million and $11.9 million, respectively. The breach of these maintenance covenants in the senior secured credit agreement could result in a default under the senior secured credit agreement and the required lenders could elect to declare all amounts borrowed due and payable.

Senior Subordinated Notes

Our subsidiaries, Team Finance LLC and Health Finance Corporation, issued $215.0 million aggregate principal amount of 11.25% senior subordinated notes due 2013 on November 23, 2005 in a private offering not subject to registration under the Securities Act. Subsequently, these senior subordinated notes were exchanged for registered notes in an offering effective May 16, 2006. In 2008, we retired $12.0 million of our senior subordinated notes in an open market purchase for $10.0 million plus accrued interest. In 2010, we redeemed a total of $203.0 million of the senior subordinated notes for $215.3 million plus accrued interest utilizing the net proceeds from our December 2009 initial public offering and existing cash. Following the final redemption completed in December 2010, all of the outstanding 11.25% senior subordinated notes have been retired or redeemed as of December 31, 2010.

The following table sets forth a reconciliation of net earnings to Adjusted EBITDA. Adjusted EBITDA under the indenture that governed the 11.25% senior subordinated notes was defined as net earnings before interest expense, taxes, depreciation and amortization, as further adjusted to exclude unusual items, non-cash items and the other adjustments shown in the table below. We believe that the disclosure of the calculation of Adjusted EBITDA provides information that is useful to an investor’s understanding of our financial flexibility. Adjusted EBITDA is not a measurement of financial performance or liquidity under generally accepted accounting principles. It should not be considered in isolation or as a substitute for net income, operating income, cash flows from operating, investing or financing activities, or any other measure calculated in accordance with generally accepted accounting principles.

	Year Ended December 31,
	2008	2009	2010
	(In thousands)
Net earnings	$44,666	$40,705	$13,337
Interest expense, net	45,849	36,679	20,552
Provision for income taxes	31,044	24,953	37,784
Depreciation and amortization	17,281	18,813	26,948
Impairment of intangibles(a)	9,134	—	51,320
Other expenses (income)(b)	3,602	35,676	(1,017)
(Gain) loss on extinguishment of debt(c)	(1,640)	—	17,122
Transaction costs(d)	2,386	2,120	843
Equity based compensation expense(e)	625	5,430	2,104
Insurance subsidiary interest income	3,341	2,812	2,444
Severance and other charges	1,549	1,355	2,053

Adjusted EBITDA*	$157,837	$168,543	$173,490

*

Adjusted EBITDA totals are not adjusted for the effects of professional liability loss reserve adjustments associated with prior years of $34,927, $18,824 and $7,219 for the years ended December 31, 2008, 2009 and 2010, respectively. Adjusting for the effects of professional liability loss reserve adjustments associated with prior years, Adjusted EBITDA would have been reduced to $122,910 for the year ended December 31, 2008, $149,719 for the year ended December 31, 2009 and $166,271 for the year ended December 31, 2010.

(a)	Includes impairment of goodwill of $48,797 and $2,523 for impairment of intangibles for the year ended December 31, 2010.
(b)	Reflects sponsor management fee and loss on disposal of assets in 2009 and loss on disposal of assets and unrealized gains/losses on investments in 2010.
(c)	For 2008, reflects the gain on the retirement of a portion of the 11.25% Senior Subordinated Notes, net of write-off of deferred financing costs. For 2010, reflects the loss on the redemption of the 11.25% Notes, including write-off of deferred financing costs of $4,815 for the year ended December 31, 2010.
(d)	Reflects expenses associated with acquisition transaction fees.
(e)	For 2008, reflects costs related to the recognition of expense in connection with the issuance of restricted units under the Team Health Inc. 2005 Unit Plan. For 2009, reflects costs related to the recognition of expense in connection with the issuance of restricted units under the Team Health Inc. 2005 Unit Plan and reflects $4,862 of expense related to options granted in conjunction with the December 2009 initial public offering. For 2010, reflects costs related to options and restricted shares granted under the Team Health Holdings, Inc. 2009 Stock Incentive Plan.

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

Recently Issued Accounting Standards

See Note 2 of the consolidated financial statements included in this Form 10-K for a discussion of recently issued accounting standards.

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

At December 31, 2009, the fair value of our total debt, which had a carrying value of $611.0 million, was $605.9 million. At December 31, 2010, the fair value of our total debt, which had a carrying value of $403.8 million, was $400.2 million. We had $403.8 million of variable debt outstanding at December 31, 2009 and 2010. If the market interest rates for our variable rate borrowings had averaged 1% more subsequent to December 31, 2009 and 2010, our interest expense (excluding the impact of our interest rate swap agreements) would have increased, and earnings before income taxes would have decreased, by approximately $4.1 million and $4.0 million, respectively, for the year ended December 31, 2009 and 2010. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management could take actions in an attempt to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

Item 8.	Financial Statements and Supplementary Data

The financial statements and schedules are listed in Part IV Item 15 of this Form 10-K and are incorporated herein by reference.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired objectives. As of December 31, 2010, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that as of December 31, 2010, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an assessment of the effectiveness of its internal control over financial reporting as of December 31, 2010. The assessment was based on criteria established in the framework Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by Ernst & Young LLP, an independent registered public accounting firm. Their report appears with the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated herein by reference from the sections captioned “Proposal No. 1—Election of Directors,” “The Board of Directors and Certain Governance Matters—Committee Membership—Audit Committee,” “Corporate Governance,” “Our Management Team,” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s definitive proxy statement for the 2011 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2010 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the “2011 Proxy Statement”).

Set forth below is information as of January 31, 2011, regarding our executive officers:

Name	Age	Position
Lynn Massingale, M.D.	58	Executive Chairman and Director
Greg Roth	54	President, Chief Executive Officer and Director
David P. Jones	43	Executive Vice President and Chief Financial Officer
Heidi S. Allen	57	Senior Vice President, General Counsel

Lynn Massingale, M.D., became a member of our board following the 2005 Transactions and was named Executive Chairman in May 2008. Prior to that, Dr. Massingale had been Chief Executive Officer and director of Team Health, Inc. since 1994 and also held the title of President until October 2004. Dr. Massingale previously served as President and Chief Executive Officer of Southeastern Emergency Physicians, a provider of emergency physician services to hospitals in the Southeast and the predecessor of Team Health, Inc., which Dr. Massingale co-founded in 1979. Dr. Massingale served as the director of Emergency Services for the state of Tennessee from 1989 to 1993. Dr. Massingale is a graduate of the University of Tennessee Medical Center for Health Services.

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

David P. Jones has been our Chief Financial Officer since May 1996. In November 2010, Mr. Jones assumed the title of Executive Vice President and Chief Financial Officer. From 1994 to 1996, Mr. Jones was our Controller. Prior to that, Mr. Jones worked at Pershing, Yoakley and Associates, a regional healthcare audit and consulting firm, as a Supervisor. Before joining Pershing, Yoakley and Associates, Mr. Jones worked at KPMG Peat Marwick as an Audit Senior. Mr. Jones received a B.S. in Business Administration from the University of Tennessee.

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

Code of ethics

Information regarding our code of ethics (Team Health, Inc. Code of Ethics) applicable to our principal executive officer, our principal financial officer, our controller and other senior financial officers is available on the Investor Relations page of our internet website at www.teamhealth.com. If we ever were to amend or waive any provision of our Code of Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or any person performing similar functions, we intend to satisfy our disclosure obligations with respect to any such waiver or amendment by posting such information on our internet website set forth above rather than by filing a Form 8-K.

Item 11.	Executive Compensation

The information required by this Item 11 is incorporated herein by reference from the sections captioned “Executive Compensation” and “Director Compensation” of the 2011 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated herein by reference from the sections captioned “Ownership of Securities” and “Equity Compensation Plan Information” of the 2011 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference from the section captioned “Transactions with Related Person” and “The Board of Directors and Certain Governance Matters” of the 2011 Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required by this Item 14 is incorporated herein by reference from the sections captioned “Proposal No. 2-Ratification of Independent Registered Public Accounting Firm” of the 2011 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	(1) Consolidated Financial Statements of Team Health Holdings, Inc.

    Reports of Independent Registered Public Accounting Firm

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

TEAM HEALTH HOLDINGS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2008, 2009 and 2010

CONTENTS

Report of Independent Registered Public Accounting Firm

on Consolidated Financial Statements

Board of Directors and Stockholders of Team Health Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Team Health Holdings, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Team Health Holdings, Inc. and subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Team Health Holdings, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 8, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee

February 8, 2011

Report of Independent Registered Public Accounting Firm

on Internal Control over Financial Reporting

Board of Directors and Stockholders of Team Health Holdings, Inc.

We have audited Team Health Holdings, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Team Health Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Team Health Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2010 consolidated financial statements of Team Health Holdings, Inc. and our report dated February 8, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee

February 8, 2011

Team Health Holdings, Inc.

Consolidated Balance Sheets

	As of December 31,
	2009	2010
	(In thousands)
Assets
Current Assets:
Cash and cash equivalents	$170,331	$30,337
Accounts receivable, less allowance for uncollectibles of $178,712 and $194,833 in 2009 and 2010, respectively	237,703	241,238
Prepaid expenses and other current assets	17,040	21,211
Receivables under insured programs	17,615	15,492
Income tax receivable	—	2,179

Total current assets	442,689	310,457
Investments of insurance subsidiary	86,975	87,781
Property and equipment, net	28,850	35,159
Other intangibles, net	59,505	63,739
Goodwill	213,978	207,782
Deferred income taxes	44,880	35,474
Receivables under insured programs	24,708	28,639
Other	39,361	38,706

	$940,946	$807,737

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Accounts payable	$17,472	$18,556
Accrued compensation and physician payable	124,380	131,043
Other accrued liabilities	83,955	100,318
Income tax payable	2,979	—
Current maturities of long-term debt	161,752	4,250
Deferred income taxes	34,764	38,438

Total current liabilities	425,302	292,605
Long-term debt, less current maturities	449,273	399,500
Other non-current liabilities	158,703	166,985
Shareholders’ equity (deficit):
Common stock ($0.01 par value;100,000 shares authorized and 62,401 and 64,489 shares issued and outstanding at December 31, 2009 and 2010, respectively)	624	645
Additional paid-in capital	490,989	516,468
Accumulated deficit	(582,708)	(569,371)
Accumulated other comprehensive (loss) gain	(1,237)	905

Shareholders’ deficit	(92,332)	(51,353)

	$940,946	$807,737

See accompanying notes to the consolidated financial statements.

Team Health Holdings, Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2008	2009	2010
	(In thousands, except per share data)
Net revenues	$2,291,812	$2,483,275	$2,671,374
Provision for uncollectibles	960,495	1,059,834	1,152,110

Net revenues less provision for uncollectibles	1,331,317	1,423,441	1,519,264
Cost of services rendered (exclusive of depreciation and amortization shown separately below)
Professional service expenses	1,046,806	1,102,091	1,170,208
Professional liability costs	15,247	32,178	46,356
General and administrative expenses	116,942	130,226	135,811
Other expenses (income)	3,602	35,676	(1,017)
Impairment of intangibles	9,134	—	51,320
Depreciation and amortization	17,281	18,813	26,948
Interest expense, net	45,849	36,679	20,552
(Gain) loss on extinguishment of debt	(1,640)	—	17,122
Transaction costs	2,386	2,120	843

Earnings before income taxes	75,710	65,658	51,121
Provision for income taxes	31,044	24,953	37,784

Net earnings	$44,666	$40,705	$13,337

	Year Ended December 31,
	2008 Unaudited Pro forma	2009 Unaudited Pro forma	2010
Net earnings per share
Basic	$.91	$.82	$.21

Diluted	$.91	$.82	$.21

Weighted average shares outstanding
Basic	48,876	49,427	64,177
Diluted	49,311	49,747	64,641

See accompanying notes to the consolidated financial statements.

Team Health Holdings, Inc.

Consolidated Statements of

Shareholders’ and Members’ Equity (Deficit) and Comprehensive Earnings (Loss)

(In thousands)

	Class A Equity Units	Class B Equity Units	Class C Equity Units	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Earnings (Loss)	Total
Balance at December 31, 2007	$339,418	$719	$436	$—	$—	$(665,542)	$434	$(324,535)

Net earnings	—	—	—	—	—	44,666	—	44,666
Other comprehensive income (loss), net of tax:
Net change in fair value of investments, net of tax of $429	—	—	—	—	—	—	795	795
Net change in fair value of swaps, net of tax of ($2,164)	—	—	—	—	—	—	(3,383)	(3,383)

Total comprehensive earnings	—	—	—	—	—	—	—	42,078

Equity based compensation	—	394	231	—	—	—	—	625
Redemption of equity units	(348)	(85)	(51)	—	—	(1,358)	—	(1,842)

Balance at December 31, 2008	$339,070	$1,028	$616	$—	$—	$(622,234)	$(2,154)	$(283,674)

Net earnings	—	—	—	—	—	40,705	—	40,705
Other comprehensive income, net of tax:
Net change in fair value of investments, net of tax of $226	—	—	—	—	—	—	420	420
Net change in fair value of swaps, net of tax of $317	—	—	—	—	—	—	497	497

Total comprehensive earnings	—	—	—	—	—	40,705	917	41,622

Equity based compensation	—	354	204	—	4,682	190	—	5,430
Redemption of equity units	(314)	(32)	(19)	—	—	(1,369)	—	(1,734)

Issuance of common stock in connection with corporate conversion	(338,756)	(1,350)	(801)	491	340,416	—	—	—
Issuance of common stock in connection with initial public offering	—	—	—	133	145,891	—	—	146,024

Balance at December 31, 2009	$—	$—	$—	$624	$490,989	$(582,708)	$(1,237)	$(92,332)

Net earnings	—	—	—	—	—	13,337	—	13,337
Other comprehensive income (loss), net of tax:
Net change in fair value of investments, net of tax of $(101)	—	—	—	—	—	—	(183)	(183)
Net change in fair value of swaps, net of tax of $1,485	—	—	—	—	—	—	2,325	2,325

Total comprehensive earnings	—	—	—	—	—	13,337	2,142	15,479

Equity based compensation	—	—	—	—	2,104	—	—	2,104
Issuance of common stock	—	—	—	20	22,374	—	—	22,394
Issuance of common stock under stock purchase plan	—	—	—	—	385	—	—	385
Exercise of stock options	—	—	—	1	616	—	—	617

Balance at December 31, 2010	$—	$—	$—	$645	$516,468	$(569,371)	$905	$(51,353)

See accompanying notes to the consolidated financial statements.

Team Health Holdings, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2008	2009	2010
	(In thousands)
Operating activities
Net earnings	$44,666	$40,705	$13,337
Adjustments to reconcile net earnings:
Depreciation and amortization	17,281	18,813	26,948
Amortization of deferred financing costs	2,082	2,035	2,002
Equity based compensation expense	625	5,430	2,104
Provision for uncollectibles	960,495	1,059,834	1,152,110
Impairment of intangibles	9,134	—	51,320
Deferred income taxes	19,519	3,000	11,694
(Gain) loss on extinguishment of debt	(1,640)	—	4,815
Loss on disposal of equipment	78	84	23
Loss on assets held for sale	—	—	67
Equity in joint venture loss (income)	64	(606)	(492)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(975,682)	(1,052,755)	(1,150,878)
Prepaids and other assets	(8,250)	(12,456)	(8,029)
Income tax accounts	(4,709)	6,694	(4,905)
Accounts payable	1,254	3,765	787
Accrued compensation and physician payable	9,389	11,803	9,158
Other accrued liabilities	(2,999)	4,826	(1,201)
Professional liability reserves	(9,336)	(8,331)	5,068

Net cash provided by operating activities	61,971	82,841	113,928

Investing activities
Purchases of property and equipment	(12,141)	(11,613)	(11,898)
Cash paid for acquisitions, net	(7,513)	(90,386)	(56,430)
Purchases of investments at insurance subsidiary	(180,578)	(110,997)	(79,460)
Proceeds from investments at insurance subsidiary	170,447	113,388	78,372
Other investing activities	13	28	5

Net cash used in investing activities	(29,772)	(99,580)	(69,411)

Financing activities
Payments on notes payable	(4,250)	(4,250)	(4,250)
Payments on 11.25% senior subordinated notes	(9,999)	—	(203,025)
Proceeds from sale of common stock	—	146,656	21,762
Proceeds from revolving credit facility	—	—	109,800
Payments on revolving credit facility	—	—	(109,800)
Proceeds from the issuance of common stock under stock purchase plans	—	—	385
Proceeds from exercise of stock options	—	—	617
Redemptions of common units	(1,842)	(1,734)	—

Net cash (used in) provided by financing activities	(16,091)	140,672	(184,511)

Increase (decrease) in cash and cash equivalents	16,108	123,933	(139,994)
Cash and cash equivalents, beginning of year	30,290	46,398	170,331

Cash and cash equivalents, end of year	$46,398	$170,331	$30,337

Supplemental cash flow information:
Interest paid	$48,550	$36,512	$23,316
Taxes paid	$16,392	$15,389	$31,246

See accompanying notes to the consolidated financial statements.

Team Health Holdings, Inc.

Notes to the Consolidated Financial Statements

December 31, 2010

1. Organization and Basis of Presentation

The Company, as used herein, refers to Team Health Holdings, LLC (pre-corporate conversion) and Team Health Holdings, Inc. (post conversion) and its consolidated subsidiaries (see Corporate Conversion below). The Company is one of the largest providers of outsourced physician staffing and administrative services to hospitals and other healthcare providers in the United States, based upon revenues and patient visits. We serve approximately 530 hospital clients, clinics and surgical centers in 44 states with a team of approximately 5,600 healthcare professionals including physicians, mid-level practitioners and nurses. Since our inception in 1979, we have focused primarily on providing outsourced services to hospital emergency departments, which accounted for 73% of our net revenues less provision for uncollectibles in 2010. We also provide comprehensive programs for inpatient care (hospitalist), anesthesiology, pediatrics and other healthcare services, principally within hospitals and other healthcare facilities.

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

Unaudited Pro forma Financial Information

The accompanying consolidated statements of operations discloses unaudited pro forma earnings per share for the years ended December 31, 2008 and 2009 giving affect to the exchange of Class A, B and C shares for Team Health Holdings, Inc.’s common stock.

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

Marketable Securities

In accordance with ASC Topic 320, “Debt and Equity Securities” (formerly Statement of Financial Accounting Standards (SFAS) No. 115 “Accounting for Certain Investments in Debt and Equity Securities,”) management determines the appropriate classification of the Company’s investments at the time of purchase and reevaluates such determination at each balance sheet date. As of December 31, 2010 and 2009, the Company has classified all marketable debt securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in other comprehensive earnings. Realized gains and losses and declines in value judged to be other-than-temporary on available for sale securities are recognized in earnings.

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

Deferred Financing Costs

Deferred financing costs, which are included in other noncurrent assets and are amortized over the term of the related debt using the effective interest method, consisted of the following as of December 31 (in thousands):

	2009	2010
Deferred financing costs	$21,966	$14,353
Less accumulated amortization	(8,830)	(8,015)

	$13,136	$6,338

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

Derivatives

The Company at times may utilize derivative financial instruments to reduce interest rate risks. The Company does not hold or issue derivative financial instruments for trading purposes. As of December 31, 2010, the Company was a party to three separate forward interest rate swap agreements. These agreements expire in the first quarter of 2011. The objective of the agreements is to eliminate the variability of the cash flows in interest payments for $200.0 million of the Company’s variable-rate term loan facility for a three-year period. The agreements are contracts to exchange, on a quarterly basis, floating interest rate payments based on the Eurocurrency rate, for fixed interest payments over the life of the agreements. The Company has determined the interest rate swaps are highly effective and qualify for hedge accounting; therefore, the changes in fair value of the interest rate swaps, net of tax, are recorded as a component of other comprehensive earnings. At December 31, 2010, the Company does not expect to reclassify any net gains or losses on its interest rate swap agreements from accumulated other comprehensive income to earnings during the next twelve months.

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

The following table presents the location of the liabilities associated with the Company’s interest rate swap agreements within the accompanying consolidated Balance Sheets (in thousands):

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value at December 31, 2009	Fair Value at December 31, 2010	Fair Value at December 31, 2009	Fair Value at December 31, 2010
Derivatives designated as hedging:
Interest rate swap contracts	Other non-current liabilities	$—	$—	$4,731	$—
	Other current liabilities	$—	$—	$—	$921

The following table presents the impact of the Company’s interest rate swap agreements and their location within the accompanying consolidated Statements of Operations (in thousands):

	Amount of (Gain) Loss Recognized in Other Comprehensive Income Derivative (Effective Portion)				Amount of (Gain) Loss Reclassified from Other Comprehensive Income into Income (Effective Portion)		Amount of (Gain) Loss Recognized in Income on Derivative (Ineffective Portion)
	Year Ended December 31,				Year Ended December 31,		Year Ended December 31,
	2009		2010		2009	2010	2009	2010
Interest rate swap contracts	$(497	)(a)	$(2,325	)(a)	$—	$—	$—	$—

(a)	Net of tax

Revenue Recognition

Net revenues consist of fee for service revenue, contract revenue and other revenue. Net revenues are recorded in the period services are rendered.

Net revenues are principally derived from the provision of healthcare staffing services to patients within healthcare facilities. The form of billing and related risk of collection for such services may vary by customer. The following is a summary of the principal forms of the Company’s billing arrangements and how net revenue is recognized for each. A significant portion (81% and 83% of the Company’s net revenue in 2009 and 2010, respectively) resulted from fee for service patient visits. Fee for service revenue represents revenue earned under contracts in which the Company bills and collects the professional component of charges for medical services rendered by the Company’s contracted and employed physicians. Under the fee for service arrangements, the Company bills patients for services provided and receives payment from patients or their third-party payers. Fee for service revenue is reported net of contractual allowances and policy discounts. All services provided are expected to result in cash flows and are therefore, reflected as net revenues in the financial statements. Fee for service revenue is recognized in the period that the services are rendered to specific patients and reduced immediately for the estimated impact of contractual allowances in the case of those patients having third-party payer coverage. The recognition of net revenue (gross charges less contractual allowances) from such visits is dependent on such factors as proper completion of medical charts following a patient visit, the forwarding of such charts to one of the Company’s billing centers for medical coding and entering into the Company’s billing systems and the verification of each patient’s submission or representation at the time services are rendered as to the payer(s) responsible for payment of such services. Net revenues are recorded based on the information known at the time of entering of such information into the Company’s billing systems as well as an estimate of the net revenues associated with medical charts for a given service period that have not been processed yet into the Company’s billing systems. The above factors and estimates are subject to change. For example, patient payer information may change following an initial attempt to bill for services due to a change in payer status. Such changes in payer status have an impact on recorded net revenue due to differing payers being subject to different contractual allowance amounts. Such changes in net revenue are recognized in the period that such changes in payer become known. Similarly, the actual volume of medical charts not processed into the billing systems may be different from the amounts estimated. Such differences in net revenue are adjusted in the following month based on actual chart volumes processed.

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

Management in estimating the amounts to be collected resulting from its over eight million annual fee for service patient visits and procedures considers such factors as prior contract collection experience, current period changes in payer mix and patient acuity indicators, reimbursement rate trends in governmental and private sector insurance programs, resolution of overprovision account balances, the estimated impact of billing system effectiveness improvement initiatives and trends in collections from self-pay patients and external credit agencies. The complexity of the estimation process associated with the Company’s fee for service volumes and diverse payer mix, along with the difficulty of assessing such factors as changes in the economy impacting the number of healthcare insured versus uninsured patients and other socio-economic trends that can have an impact on collection rates, could result in subsequent material adjustments to previously reported revenues.

The Company derives a significant portion of its net revenues less provision for uncollectibles from government sponsored healthcare programs. Estimated net revenue less provision for uncollectibles derived from the Medicare program was approximately 15% of total net revenue less provision for uncollectibles in 2008, 16% in 2009 and 17% in 2010. Estimated net revenue less provision for uncollectibles derived from the Medicaid program was approximately 9% of total net revenue less provision for uncollectibles in 2008, 10% in 2009 and 11% in 2010. In addition, net revenues less provision for uncollectibles derived from within the Military Health System (“MHS”), which is the U.S. military’s dependent healthcare program, was approximately 12% 2008, 11% in 2009 and 6% in 2010.

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

Recently Issued Accounting Standards

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2010-06, “Improving Disclosures about Fair Value Measurements” (the ASU). The ASU amends Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures” (ASC Topic 820) to require a number of additional disclosures regarding fair value measurements including the requirement that companies disclose the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers. The ASU also provided clarification on the requirement that companies are required to provide fair value measurement disclosures for each class of assets and liabilities. In accordance with the first quarter 2010 effective date, the newly required disclosures have been reflected in the notes to these consolidated financial statements.

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

3. Acquisitions and Transaction Costs

In March 2010, the Company completed the acquisitions of certain assets and related business operations of two emergency medical staffing businesses and clinics located in Virginia, Rhode Island and Florida. In August 2010, the Company completed the acquisition of certain assets and related business operations of an emergency medical staffing business located in Oklahoma and Kansas. The purchase price for these acquisitions was allocated in accordance with the provisions of ASC Topic 805 to net assets acquired, including goodwill of $42.1 million (all of which is tax deductible goodwill) and contract intangibles of approximately $22.2 million, based on management’s estimates. In addition, the Company may have to pay an additional $17.0 million in future contingent payments based on the financial performance of the acquired companies.

During the year ended December 31, 2009, the Company acquired the operations of four businesses for a total cost of $82.9 million, which was paid in cash. In addition, the Company may have to pay an additional $10.8 million in future contingent payments based on the financial performance of the acquired companies. In December 2009, the Company acquired the operations of an anesthesiology staffing company located in Florida that provides outsourced anesthesiology staffing services to hospitals. Also in December 2009, the Company completed the acquisition of certain assets and related business operations of a locums tenens business located in Georgia that provides temporary staffing of psychiatric physicians to hospitals and other healthcare organizations. In November 2009, the Company completed the acquisition of certain assets and related business operations of an emergency medicine staffing business located in Florida. In March 2009, the Company acquired the operations of a physician staffing business that provides hospital emergency department services under three contracts for locations in Kentucky. The purchase price for these acquisitions was allocated to, in accordance with the provisions of ASC Topic 805, to net assets acquired, including goodwill of $56.7 million (of which $3.0 million is not tax deductible goodwill) and contract intangibles of approximately $35.4 million, based on management’s estimates. The results of operations of the acquired businesses are included in the Company’s consolidated financial statements beginning on the acquisition date.

During the year ended December 31, 2008, the Company completed the acquisition of certain assets and related business operations of an emergency medicine staffing business located in New Jersey. An officer of an affiliated corporation of the Company held an ownership interest in the selling party. The purchase price for the acquired business was $7.5 million which was paid in cash on the date of the closing. In addition, the Company may have to pay up to $4.8 million in deferred payments if future financial targets are achieved and certain contract terms are modified. In connection with the transaction, the Company has recorded a $12.6 million contract intangible, which is the estimated fair value of the assets acquired at the date of the acquisition. The excess of fair value of the assets acquired compared to the amount paid as of the acquisition date has been reflected as “estimated amount due seller” in accordance with ASC Topic 805. Any contingent consideration payable in the future will be first applied to reduce the amount recorded as “estimated amount due seller”, and thereafter recorded to goodwill.

Also, the Company recognized $2.4 million of transaction costs associated with terminated transactions in 2008 as well as costs associated with ongoing potential transactions. Costs associated with potential transactions are required to be expensed as incurred under the new accounting provisions of ASC Topic 805 which became effective for the Company January 1, 2009, and the Company elected to expense these costs during 2008 since the potential transactions did not close before the effective date for the new rules. In 2009 and 2010, the Company recognized transaction costs of $2.1 million and $0.8 million, respectively which related to costs associated with acquisition activity.

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

In December 2010, the Company recognized a non-tax deductible charge of $48.8 million to reduce the carrying value of the goodwill associated with its military staffing division to its implied fair value in accordance with the provisions of ASC Subtopic 350-20 “Goodwill”. Following the charge there is approximately $9.4 million of remaining goodwill associated with this division. The decline in carrying value reflects the decline in the military staffing division’s financial performance and the impact of the more challenging government contracting environment. The process of awarding military healthcare staffing contracts by the government has changed in recent years toward an increased bias to award certain contracts to qualified small and minority owned businesses. Although the Company participates in such small and minority owned business awards to the extent it can serve as a sub-contractor, the revenues from these arrangements are limited compared to an outright contract award which has been a large contributing factor in the financial performance decline of its military division.

In addition, the Company has been awarded two separate governmental healthcare staffing contracts with estimated annual revenues of $63.0 million the start of which have been delayed by stop work orders associated with protests filed by other contractors in connection with the award of the contracts. Although the Company believes it has provided very competitive bids to the government and is in position to resume services under the contracts upon the release of the stop work orders, the uncertainty of the eventual outcome of these awards was considered when analyzing the factors used to determine amount of the impairment.

The fair value of the military division was estimated using a combination of income-based and market-based valuation methodologies. Under the income approach, forecasted cash flows of the military division were discounted to a present value using a discount rate commensurate with the risks of those cash flows. The Company believes that the discounted cash flows were based upon reasonable and appropriate assumptions, which were weighted for their likely probability of occurrence, about the underlying operations of the military division. Under the market approach, the fair value of the military division was estimated based on the revenues and earnings multiples of a group of comparable public companies and from recent transactions involving comparable companies.

5. Radiology Operations

During the fourth quarter of 2010, the Company completed a strategic review of its radiology operations including past performance and future growth opportunities and based upon the review, concluded that the existing business model of providing teleradiology and radiology staffing services was not a viable long term strategy and could not consistently meet internal growth targets. As a result of this review, the Company made a decision to exit this non-core business line. It is anticipated that this process will be completed by the end of the first quarter of 2011. For the years ended December 31, 2008, 2009 and 2010 the radiology division generated approximately $18.5 million, $15.7 million and $11.2 million of net revenue less provision, respectively. Other than the incurrence of operating costs during the wind-down period, the Company does not currently anticipate any additional significant charges to be realized.

6. Fair Value Measurements

The Company applies the provisions of ASC Topic 820 “Fair Value Measurements and Disclosures” formerly SFAS No. 157, Fair Value Measurements (“SFAS 157”) which defines fair value and applies to other accounting pronouncements that require or permit fair value measurements and expands disclosures about fair value measurements. In February 2008, the FASB issued an accounting standard update (formerly FASB Staff Position (“FSP”) FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other

Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13), which states that ASC Topic 820 does not address fair value measurements for purposes of lease classification or measurement. This update does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under ASC Topic 805, regardless of whether those assets and liabilities are related to leases. In February 2008, the FASB also issued an accounting standards update (formerly FSP FAS 157-2, Effective Date of FASB Statement No. 157), which delayed the effective date of ASC Topic 820 to fiscal years beginning after November 15, 2008, for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. In October 2008, the FASB also issued an accounting standards update (formerly FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active), which clarifies the application of ASC Topic 820 in a market that is not active.

ASC Topic 820 prioritizes the inputs used in measuring fair value into the following hierarchy:

Level 1	Quoted prices (unadjusted) in active markets for identical assets or liabilities;
Level 2	Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable;
Level 3	Unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

The following table provides information on those assets and liabilities the Company measures at fair value on a recurring basis (in thousands):

	Carrying Amount In Consolidated Balance Sheet December 31, 2009	Fair Value December 31, 2009	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3
Investments of insurance subsidiary:
Money market funds	$3,090	$3,090	$3,090	$—	$—
U. S. Treasury securities	13,376	13,376	13,376	—	—
Municipal bonds	46,921	46,921	46,921	—	—
Agency notes	23,588	23,588	23,588	—	—

Total investments of insurance subsidiary	$86,975	$86,975	$86,975	$—	$—

Supplemental employee retirement plan investments:
Mutual funds	$9,406	$9,406	$9,406	$—	$—

Interest rate swap liability	$4,731	$4,731	$—	$4,731	$—

	Carrying Amount In Consolidated Balance Sheet December 31, 2010	Fair Value December 31, 2010	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3
Investments of insurance subsidiary:
Money market funds	$1,931	$1,931	$1,931	$—	$—
U. S. Treasury securities	14,326	14,326	14,326	—	—
Municipal bonds	52,954	52,954	52,954	—	—
Agency notes	18,570	18,570	18,570	—	—

Total investments of insurance subsidiary	$87,781	$87,781	$87,781	$—	$—

Supplemental employee retirement plan investments:
Mutual funds	$12,522	$12,522	$12,522	$—	$—

Interest rate swap liability	$921	$921	$—	$921	$—

The fair value of the Company’s investments of insurance subsidiary are based on quoted prices. As of December 31, 2009 and 2010, the fair value of these investments reflected net unrealized gains of $2.5 million and $2.3 million, respectively. The fair value of the Company’s interest rate swaps were determined by the Company’s counterparty using inputs that are available in the public swap markets for similarly termed instruments and then making adjustments for terms specific to the Company’s instruments. See Note 13 for more information regarding our interest rate swap agreements.

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

The fair value of the Company’s debt is estimated using quoted market prices when available. When quoted market prices are not available, fair value is estimated based on current market interest rates for debt with similar maturities. The fair value of the Company’s debt was $605.9 million and $400.2 million at December 31, 2009 and 2010, respectively. The financial statement carrying value was $611.0 million and $403.8 million at December 31, 2009 and 2010, respectively.

7. Goodwill and Other Intangible Assets

The following is a rollforward of the Company’s goodwill (in thousands):

Balance, December 31, 2008	$149,763
Additions through acquisitions	64,215
Impairments	—

Balance, December 31, 2009	213,978
Additions through acquisitions	42,601
Impairments	(48,797)

Balance, December 31, 2010	$207,782

Since 2000 we have recognized total goodwill impairments of approximately $144.5 million through December 31, 2010.

The following is a summary of other intangible assets and related amortization as of December 31, 2009 and 2010 for intangibles that are subject to amortization (in thousands):

	Gross Carrying Amount	Accumulated Amortization
As of December 31, 2009:
Contracts	$83,249	$24,584
Other	1,288	448

Total	$84,537	$25,032

As of December 31, 2010:
Contracts	$99,394	$36,327
Other	840	168

Total	$100,234	$36,495

Total amortization expense for other intangibles was $7.4 million, $8.4 million and $15.4 million for the years 2008, 2009 and 2010, respectively.

The estimated annual amortization expense for intangibles for the next five years is as follows (in thousands):

2011	$15,392
2012	14,961
2013	13,347
2014	10,922
2015	7,176

Contract intangibles are amortized over their estimated life which is approximately four to seven years.

8. Property and Equipment

Property and equipment consists of the following at December 31 (in thousands):

	2009	2010
Land	$370	$370
Buildings and leasehold improvements	10,823	16,676
Furniture and equipment	23,777	22,443
Software	14,027	15,849

	48,997	55,338
Less accumulated depreciation	(20,147)	(20,179)

	$28,850	$35,159

Depreciation expense was $9.9 million in 2008, $10.4 million in 2009 and $11.5 million in 2010.

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

10. Other Assets

Other assets consist of the following as of December 31 (in thousands):

	2009	2010
Deferred financing costs	$13,136	$6,338
Other	26,225	32,368

	$39,361	$38,706

11. Investments

Investments are comprised of securities held by the Company’s captive insurance subsidiary and by the Company in connection with its participant directed supplemental employee retirement plan. Investments held by the Company’s captive insurance subsidiary are classified as available-for-sale securities. The unrealized gains or losses of investments held by the Company’s captive insurance subsidiary are included in accumulated other comprehensive income as a separate component of shareholders’ equity, unless the decline in value is deemed to be other-than-temporary and the Company does not have the intent and ability to hold such securities until their full cost can be recovered, in which case such securities are written down to fair value and the loss is charged to current period earnings.

The investments held by the Company in connection with its participant directed supplemental employee retirement plan are classified as trading securities; therefore, changes in fair value associated with these investments are recognized as a component of earnings.

Long term investments represent securities held by the Company’s captive insurance subsidiary. At December 31, 2009 and 2010, amortized cost basis and aggregate fair value of the Company’s available-for-sale securities by investment type were as follows (in thousands):

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2009
Money market funds	$3,090	$—	$—	$3,090
Treasury	13,672	84	(380)	13,376
Municipal bonds	44,795	2,163	(37)	46,921
Agency notes	22,882	706	—	23,588

	$84,439	$2,953	$(417)	$86,975

December 31, 2010
Money market funds	$1,931	$—	$—	$1,931
Treasury	14,226	151	(51)	14,326
Municipal bonds	50,957	2,225	(228)	52,954
Agency notes	18,415	214	(59)	18,570

	$85,529	$2,590	$(338)	$87,781

At December 31, 2009 and 2010, the amortized cost basis and aggregate fair value of the Company’s available-for-sale securities by contractual maturities were as follows (in thousands):

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2009
Due in less than one year	$18,199	$314	$—	$18,513
Due after one year through five years	25,285	918	(13)	26,190
Due after five years through ten years	40,955	1,721	(404)	42,272
Due after ten years	—	—	—	—

Total	$84,439	$2,953	$(417)	$86,975

December 31, 2010
Due in less than one year	$15,867	$179	$(18)	$16,028
Due after one year through five years	29,045	691	(90)	29,646
Due after five years through ten years	40,617	1,720	(230)	42,107
Due after ten years	—	—	—	—

Total	$85,529	$2,590	$(338)	$87,781

A summary of the Company’s temporarily impaired investment securities available-for-sale as of December 31, 2010 follows (in thousands):

	Less than 12 months		Impaired Over 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2010
Money market funds	$—	$—	$—	$—	$—	$—
Treasury	896	(51)	—	—	896	(51)
Municipal bonds	10,302	(228)	—	—	10,302	(228)
Agency notes	5,340	(59)	—	—	5,340	(59)

Total investment	$16,538	$(338)	$—	$—	$16,538	$(338)

As of December 31, 2009, there were $3.0 million of unrealized gains and $0.4 million of unrealized losses on investments. There were $0.5 million of realized gains and no realized losses on investments during 2009. As of December 31, 2010, there were $2.6 million of unrealized gains and $0.3 million of unrealized losses on investments. There were $0.3 million of realized gains and no realized losses on investments during 2010.

As of December 31, 2010, the investments related to the participant directed supplemental employee retirement plan totaled $12.5 million and are included in other assets in the accompanying consolidated balance sheet. The trading gains and losses on those investments for the year ended on December 31, 2010 that are still held by the Company as of December 31, 2010 are as follows (in thousands):

Net gains and losses recognized during the year ended December 31, 2010 on trading securities	$623
Less: net gains and losses recognized during the period on trading securities sold during the year ended December 31, 2010	99

Unrealized gains and losses recognized on trading securities still held at December 31, 2010	$722

12. Other Accrued Liabilities

The Company’s other accrued liabilities consist of the following as of December 31 (in thousands):

	2009	2010
Professional liability loss reserves	$61,701	$59,779
Other	22,254	40,539

	$83,955	$100,318

13. Long-Term Debt

Long-term debt consists of the following as of December 31 (in thousands):

	2009	2010
Term Loan Facilities	$408,000	$403,750
11.25% Senior Subordinated Notes	203,025	—
Revolving line of credit	—	—

	611,025	403,750
Less current portion	(161,752)	(4,250)

	$449,273	$399,500

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

The interest rate on any term loans outstanding under the senior secured credit agreement, as amended, is equal to the euro dollar rate plus 2.0% or the agent bank’s base rate plus 1.0%. The Company is subject to an increase in the term loan interest rate in the amount of 0.25% in the event of a downgrade in the corporate family rating of the Company by either Moody’s or Standard and Poor’s rating agencies. The interest rate at December 31, 2010 was 2.29% for amounts outstanding under the term loan facility.

The senior secured credit facilities contain both affirmative and negative covenants, including limitations on the Company’s ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire its capital stock, acquire the capital stock or assets of another business, pay dividends, and require the Company to comply with certain coverage and leverage ratios.

The interest rate for any revolving credit facility borrowings is based on a grid that is based on the consolidated ratio of total funded debt less unrestricted cash on the balance sheet to earnings before interest, taxes, depreciation and amortization, all as set forth in the credit agreement. As of December 31, 2010, the interest rate for borrowings under the revolving credit facility was equal to the euro dollar rate plus 2.0% or the agent bank’s base rate plus 1.0%. In addition, the Company pays a commitment fee for the revolving credit facility which is equal to 0.5% of the commitment at December 31, 2010.

The total availability under the revolving credit facility was $125.0 million as of December 31, 2010, excluding $7.2 million of standby letters of credit. No borrowings under the revolving credit facility were outstanding as of December 31, 2010.

During 2008, the Company entered into three separate forward interest rate swap agreements. The objective of these agreements is to eliminate the variability of the cash flows in interest payments for $200.0 million of the variable-rate senior secured term loan facility for a three year period. The agreements are contracts to exchange, on a quarterly basis, floating interest rate payments based on the Eurocurrency rate, for fixed interest payments over the life of the agreements. The Company has determined that the interest rate swaps are highly effective and qualify for hedge accounting; therefore for the years ended December 31, 2009 and 2010, the Company recorded the increase in the fair value of the interest rate swaps, net of tax, of approximately $0.5 million and $2.3 million, respectively as a component of other comprehensive earnings. The decrease in fair value of the interest rate swaps, net of tax, of approximately $3.4 million was recorded as a component of other comprehensive earnings during 2008. As of December 31, 2009 and 2010, we had a $4.7 million and $0.9 million liability recorded related to the swaps, respectively.

These agreements expose the Company to credit losses in the event of non-performance by the counterparty to the financial instruments. The counterparty is a creditworthy financial institution and the Company believes the counterparty will be able to fully satisfy its obligations under the contracts.

The Company issued on November 23, 2005, 11.25% Senior Subordinated Notes (“Notes”) in the amount of $215.0 million due December 1, 2013. During 2008, the Company retired $12.0 million of the Notes in an open market purchase for $10.0 million plus accrued interest resulting in a net gain of $1.6 million. During 2010, the Company redeemed the remaining $203.0 million of outstanding Notes utilizing the net proceeds from its initial public offering, the exercise of the underwriters’ over-allotment option and existing cash resulting in the recognition of a loss of $17.1 million, including the write-off of deferred financing costs of $4.8 million.

Aggregate annual maturities of long-term debt as of December 31, 2010 are as follows (in thousands):

2011	$4,250
2012	399,500
2013	—
2014	—
Thereafter	—

14. Other Noncurrent Liabilities

Other noncurrent liabilities consist of the following as of December 31 (in thousands):

	2009	2010
Professional liability loss reserves	$125,859	$134,658
Other	32,844	32,327

	$158,703	$166,985

The Company’s professional liability loss reserves consist of the following as of December 31 (in thousands):

	2009	2010
Estimated losses under self-insured programs	$145,237	$150,306
Estimated losses under commercial insurance programs	42,323	44,131

	187,560	194,437
Less—estimated amount payable within one year	61,701	59,779

	$125,859	$134,658

The changes to the Company’s estimated losses under self-insured programs for 2009 and 2010 are as follows (in thousands):

	2009	2010
Balance, December 31	$153,567	$145,237
Reserves related to current period	27,798	33,950
Changes related to prior period reserves	(18,824)	(7,219)
Payments for current period reserves	(185)	(1,623)
Payment for prior period reserves	(17,119)	(20,039)

Balance, December 31	$145,237	$150,306

The Company provides for its estimated professional liability losses through a combination of self-insurance and commercial insurance programs. During the period March 12, 1999 through March 11, 2003, the primary source of the Company’s coverage for such risks was a professional liability insurance policy provided through one insurance carrier. The commercial insurance carrier policy included an insured loss limit of $130.0 million. In April 2006, the Company amended the policy with the commercial insurance carrier to provide for an increase in the aggregate limit of coverage based upon certain premium funding levels. As of December 31, 2010, the insured loss limit under the policy was $158.2 million. Losses in excess of the limit of coverage remain as a self-insured obligation of the Company. Beginning March 12, 2003, professional liability loss risks are principally being provided for through self-insurance with a portion of such risks (“claims-made” basis) transferred to commercial insurance carriers and the remainder transferred to and funded into a captive insurance subsidiary. The accounts of the captive insurance subsidiary are fully consolidated with those of the other operations of the Company in the accompanying financial statements.

The self-insurance components of our risk management program include reserves for future claims incurred but not reported (“IBNR”). As of December 31, 2010, of the $150.3 million of estimated losses under self-insured programs, approximately $78.3 million represents an estimate of IBNR claims and expenses and additional loss development, with the remaining $72.0 million representing specific case reserves. Of the existing case reserves as of December 31, 2010, $2.6 million represent case reserves that have settled but not yet funded, and $69.4 million reflect unsettled case reserves.

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

The Company’s provisions for losses under its self-insurance components are estimated using the results of periodic actuarial studies. Such actuarial studies include numerous underlying estimates and assumptions, including assumptions as to future claim losses, the severity and frequency of such projected losses, loss development factors and others. The Company’s provisions for losses under its self-insured components are subject to subsequent adjustment should future actuarial projected results for such periods indicate projected losses greater or less than previously estimated. The Company’s estimated loss reserves under such programs are discounted at 3.9% and 3.3% at December 31, 2009 and 2010, respectively, which was the current ten year U.S. Treasury rate at those dates, which reflects the risk free interest rate over the expected period of claims payments.

The amounts at December 31, 2009 and 2010 reflected above as estimated losses under commercial insurance programs are expected to be paid by the underlying commercial insurance carriers to which applicable insurance premiums have previously been paid. Such amounts are, accordingly, offset by identical insurance receivable amounts in the accompanying balance sheets of the Company.

Included in the consolidated statements of operations for the year ended December 31, 2009 and 2010 are reductions of professional liability reserves related to prior years of $18.8 million and $7.2 million, respectively, resulting from the Company’s receipt of revised actuarial loss estimates for these periods during the first and third quarters of each year.

15. Shareholders’ Equity

Prior to the corporate conversion described in Note 1, the Company’s total equity comprised of three classes of membership units: Class A Common Units, Class B Common Units, and Class C Common Units. In connection with the corporate conversion, the existing Class A Common, Class B Common and Class C Common Units were converted into an aggregate 49,101,000 shares of common stock. Following the reorganization, the Company completed its initial public offering of 13,300,000 shares of common stock. Including the subsequent exercise in January 2010 of the underwriter’s over-allotment option to purchase 1,995,000 shares, a total of 15,295,000 shares were sold. Total number of outstanding common shares was 62,401,000 as of December 31, 2009, and the total number of outstanding common shares after exercise of the over-allotment option was 64,396,000. The total number of outstanding common shares was 64,488,531 at December 31, 2010.

Authorized capitalization of Team Health Holdings, Inc.

Authorized capital stock consists of 100,000,000 shares of common stock, par value $0.01 per share and 10,000,000 shares of preferred stock, par value $0.01 per share. There were no shares of preferred stock outstanding as of December 31, 2009 or 2010.

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

Class A membership units of Team Health Holdings, LLC

The Company purchased $1.5 million of Class A Common Units each year from members of management in both 2008 and 2009.

Compensation of directors

No officers of the Company or any of its subsidiaries receive any compensation for serving as a director or as a member or chair of a committee of the board of directors.

16. Equity-based Compensation

2009 Stock Incentive Plan

In connection with the corporate conversion, the Company adopted the Team Health Holdings, Inc. 2009 Stock Incentive Plan (2009 Stock Plan). Under the 2009 Stock Plan, previous holders of Class B and C Common Units were granted options in connection with the conversion of Team Health Holdings LLC interests into shares of the Company’s common stock.

Purpose. The purpose of the 2009 Stock Plan is to aid in recruiting and retaining key employees, directors, consultants, and other service providers of outstanding ability and to motivate those employees, directors, consultants, and other service providers to exert their best efforts on behalf of the Company and its affiliates by providing incentives through the granting of options, stock appreciation rights and other stock-based awards.

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

The following table summarizes the status of options under the 2009 Stock Plan as of December 31, 2009 and 2010:

	Shares (in thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Life in Years
Outstanding at beginning of year—2009	—	—	—
Granted	5,640	$13.89	—
Exercised	—	—	—
Expired or forfeited	—	—	—

Outstanding at December 31, 2009	5,640	$13.89	$4,048	10.0

Exercisable at December 31, 2009	4,286	$13.89	$3,341	10.0

Outstanding at beginning of year—2010	5,640	13.89	—
Granted	1,464	13.46	—
Exercised	(48)	12.96	68
Expired or forfeited	(109)	14.22	—

Outstanding at December 31, 2010	6,947	$13.80	$12,089	9.0

Exercisable at December 31, 2010	5,044	$13.86	$8,462	9.0

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

Intrinsic value is the amount by which the stock price as of December 31, 2010 exceeds the exercise price of the options. For the year ended December 31, 2010, the Company recognized equity-based compensation of $2.1 million. As of December 31, 2010, the Company had $7.7 million of unrecognized compensation expense related to unvested options which will be recognized over the remaining requisite service period. Fair value of the options granted was based on the grant date fair value as calculated by the Black-Scholes option pricing formula with the following assumptions: risk-free interest rate of 2.6%, implied volatility of 42.9% and an expected life of the options of 6.25 years. Forfeitures of equity-based awards have been historically immaterial to the Company.

The Company also granted 18,750 shares of restricted stock during the year ended December 31, 2010 to certain board members. The issued shares vest annually over a three-year period from the initial grant date. The Company recorded restricted stock expense of $46,000 during 2010 and has $0.2 million of expense remaining to be recognized over the requisite service period for these awards.

A summary of changes in unvested shares of restricted stock for the year ended December 31, 2010 is as follows (in thousands):

Shares (in thousands)
Outstanding at beginning of year	279
Granted	19
Vested	(178)
Forfeited and expired	(5)

Outstanding at December 31, 2010	115

Stock Purchase Plans

In May 2010, the Company’s Board of Directors adopted the 2010 Employee Stock Purchase Plan (“ESPP”) and the 2010 Nonqualified Stock Purchase Plan (“NQSPP”).

The ESPP provides for the issuance of up to 600,000 shares to our employees. All eligible employees are granted identical rights to purchase common stock for each Board authorized offering under the ESPP. Rights granted pursuant to any offering under the ESPP terminate immediately upon cessation of an employee’s employment for any reason. In general, an employee may reduce their contribution or withdraw from participation in an offering at any time during the purchase period for such offering. Employees receive a 5% discount on shares purchased under the ESPP. Rights granted under the plan are not transferable and may be exercised only by the person to whom such rights are granted. The initial offering under the ESPP commenced July 1, 2010 and terminated on September 30, 2010. Subsequent offerings will occur every six months commencing October 1, 2010. As of December 31, 2010 contributions under the ESPP totaled $0.2 million and in October 2010 approximately 14,000 shares of the Company’s common stock were issued to plan participants.

The NQSPP provides for the issuance of up to 800,000 shares to our independent contractors. All eligible contractors are granted identical rights to purchase common stock for each Board authorized offering under the NQSPP. Rights granted pursuant to any offering under the NQSPP terminate immediately upon cessation of a contractor’s relationship for any reason. In general, a contractor may reduce their contribution or withdraw from participation in an offering at any time during the purchase period for such offering. Contractors receive a 5% discount on shares purchased under the NQSPP. Rights granted under the NQSPP are not transferable and may be exercised only by the person to whom such rights are granted. The initial offering under the NQSPP commenced July 1, 2010 and terminated on September 30, 2010. Subsequent offerings will occur every six months commencing October 1, 2010. As of December 31, 2010 contributions under the NQSPP totaled $0.3 million and in October 2010 approximately 17,000 shares of the Company’s common stock were issued to plan participants.

2005 Unit Plan

The 2005 Unit plan that was in effect prior to the corporate conversion was terminated as of December 31, 2009. Restricted Class B and Class C Common Unit activity under the 2005 Unit Plan during 2008 and 2009 was as follows (units in thousands):

	Class B Units	Class C Units
Outstanding at December 31, 2007	306	428
Granted	55	77
Cancelled	(31)	(43)

Outstanding at December 31, 2008	330	462
Granted	8	11
Cancelled	(8)	(12)
Converted in connection with corporate conversion	(330)	(461)

Outstanding at December 31, 2009	—	—

Vested units at December 31, 2008	193	270
Vested units at December 31, 2009	—	—

The outstanding units vested ratably over five years from the date of grant and the Company recognized the related compensation expense over the five year period. Compensation expense for the employee equity based awards granted under the 2005 Unit Plan was based on the grant date fair value as calculated by the Black-Scholes option pricing formula with the following assumptions: risk-free interest rate of 3.1% and 1.0% in 2008 and 2009, respectively; implied volatility of 40% and 50% in 2008 and 2009, respectively; and an expected life of the units of three years in 2008 and 2009. The average grant date fair value for Class B Units granted in 2008 and 2009 was $14.37 and $19.45, respectively. The average grant date fair value for Class C Units granted in 2008 and 2009 was $5.46 and $9.25, respectively. The Company recognized $0.6 million of employee equity based compensation expense in 2008 and 2009 related to the 2005 Unit Plan. Also, in connection with the issuance of the restricted units, the Company recognized a tax benefit of approximately $0.5 million in 2008 and $77,000 in 2009.

17. Net Revenues

Net revenues in the following periods consisted of the following (in thousands):

	Year Ended December 31,
	2008	2009	2010
Fee for service revenue	$1,827,607	$2,019,846	$2,220,958
Contract revenue	441,050	437,637	422,714
Other revenue	23,155	25,792	27,702

	$2,291,812	$2,483,275	$2,671,374

18. Income Taxes

The provision for income taxes from continuing operations consists of the following (in thousands):

	Year Ended December 31,
	2008	2009	2010
Current:
Federal	$10,411	$15,577	$23,012
State	3,150	3,110	4,016

	13,561	18,687	27,028

Deferred:
Federal	16,514	5,603	9,596
State	969	663	1,160

	17,483	6,266	10,756

	$31,044	$24,953	$37,784

The reconciliation of the provision for income taxes computed at the federal statutory tax rate to the provision for income taxes is as follows:

	Year Ended December 31,
	2008	2009	2010
Tax at statutory rate	35.0%	35.0%	35.0%
State income tax (net of federal tax benefit)	4.1	3.0	5.9
Change in valuation allowance	0.7	0.5	5.1
Adjustments to state net operating losses	0.6	0.7	(5.0)
Goodwill impairment	—	—	33.4
Permanent items and other	0.3	(0.3)	0.7
Nondeductible transaction related costs	0.3	(0.9)	—
Tax-exempt income	—	—	(1.2)

	41.0%	38.0%	73.9%

The effective income tax rates for 2008, 2009 and 2010 vary from the federal statutory tax rate due to state income taxes and the changes to state net operating losses and valuation allowances, in addition to the non-deductibility for tax purposes of transaction related costs in 2008, reversal of such costs in 2009 and the goodwill impairment in 2010.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the Company’s deferred tax assets and liabilities are as follows at December 31 (in thousands):

	2009	2010
Current deferred income tax assets:
Accrued compensation and other	$3,528	$3,954
Professional liability reserves	3,296	3,466

Total current deferred income tax assets	6,824	7,420
Valuation allowance	(2,284)	(4,469)

Net current deferred income tax assets	4,540	2,951

Current deferred income tax liabilities:
Accounts receivable	(4,380)	(2,160)
Affiliate deferred revenue	(34,924)	(39,229)

Total current deferred income tax liabilities	(39,304)	(41,389)

Net current deferred income tax liabilities	$(34,764)	$(38,438)

Long term deferred income tax assets:
Accrued compensation and other	$3,657	$1,882
Amortization and depreciation	5,917	—
Professional liability reserves	28,408	27,271
Net operating losses	9,552	13,184

Total long term deferred income tax assets	47,534	42,337
Valuation allowance	(2,654)	(4,577)

Net long term deferred income tax assets	44,880	37,760
Long term deferred income tax liabilities:
Amortization and depreciation	—	(2,286)

Total long term deferred income tax liabilities	—	(2,286)

Net long-term deferred income tax assets	$44,880	$35,474

Total deferred income tax assets	$54,358	$49,757
Total deferred income tax liabilities	(39,304)	(43,675)
Valuation allowance	(4,938)	(9,046)

Net deferred income tax assets (liabilities)	$10,116	$(2,964)

The Company recognizes valuation allowances on deferred tax assets reported, if based on the weight of evidence, it believes that it is more likely than not that all or a portion of the deferred tax assets will not be realized. As of December 31, 2009 and 2010, the Company had a valuation allowance of $4.9 million and $9.0 million, respectively. The net increase in the valuation allowance was due to an increase in state net operating losses incurred by subsidiaries that continue to report tax losses.

The Company, as of December 31, 2010, had net operating loss carryforwards in various states that expire at various times depending on the year generated and jurisdiction, the earliest expiration year being 2014.

The Company files a consolidated income tax return in the U.S. federal jurisdiction and in various states for its subsidiaries and remains subject to examination of its U.S. federal income tax returns for 2007 through 2010. In addition, the Company generally remains subject to examination of its various state returns for a period of three or four years from the date the returns were filed. A number of years may pass before an uncertain tax position, for which we have unrecognized benefits, is audited and resolved. It is difficult to predict the outcome for resolution; however, management believes that the unrecognized tax benefits recorded reflect the most likely outcome.

A reconciliation of the beginning and ending amount of unrecognized tax benefit (excluding interest and penalties) is as follows (in thousands):

	2008	2009	2010
Balance at January 1	$2,612	$2,213	$1,926
Additions based on tax positions related to the current year	397	319	572
Settlements during current year	—	(70)	—
Reductions for tax positions of prior years	(630)	(242)	—
Lapse of statutes of limitations	(166)	(294)	(307)

Balance at December 31	$2,213	$1,926	$2,191

The total unrecognized tax benefits that, if recognized, would affect the effective rate is $2.2 million as it relates to uncertainties that are permanent deductions.

The Company recognizes accrued interest and penalties, if applicable, associated with uncertain tax positions in the respective accounts in operating expenses. During the year ended December 31, 2010, the Company reported $40,000 in interest expense related to the uncertain tax positions and no penalties.

19. Employee Savings Plans

The Company sponsors various employee savings plans that are primarily defined contribution plans. The Company recognized expense of approximately $3.3 million in 2008, $3.6 million in 2009 and $3.5 million in 2010 related to these plans.

The Company maintains a retirement savings plan for its employees. The plan is a defined contribution plan in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The plan provides for a discretionary match by the Company up to a maximum of 50% of the first 6% of compensation contributed by employees. The Company’s provisions in the periods comprising 2008, 2009 and 2010 reflect the maximum discretionary provisions provided for under the plan.

The Company also maintains non-qualified deferred compensation plans for certain of its employees. Total deferred compensation payable as of December 31, 2009 and 2010 was approximately $14.0 million and $16.5 million, respectively.

20. Commitments and Contingencies

Leases

The Company leases office space for terms of primarily one to ten years with options to renew for additional periods. Future minimum payments due on these non cancellable operating leases at December 31, 2010 are as follows (in thousands):

2011	$10,805
2012	10,038
2013	8,792
2014	7,448
2015	5,698
Thereafter	12,417

Operating lease costs were approximately $10.2 million, $10.1 million and $11.4 million for the years ended December 31, 2008, 2009 and 2010, respectively.

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

Contingent Acquisition Payments

As of December 31, 2010, the Company may have to pay up to $32.6 million in future contingent payments as additional consideration for acquisitions made prior to December 31, 2010. Should the acquired operations achieve the financial targets contracted in the respective agreements related to their acquisition, any future payments made will first be applied to reduce the $23.8 million existing contingent payment liabilities recorded as “estimated amount due seller”, $1.7 million will be recorded as goodwill and any additional amounts paid will be reported in results of operations in the period paid.

21. Related Party Transactions

The Company leases office space from several partnerships that are partially or entirely owned by certain employees of the Company. The leases were assumed by the Company as part of the merger or purchase transactions. Total related party lease costs were approximately $1.2 million in 2008, $1.1 million in 2009 and $0.5 million in 2010.

The Company was obligated under the terms of a 10-year agreement with Blackstone to pay an annual monitoring fee. Management services paid under this arrangement were $3.5 million in 2008 and $3.5 million in 2009 of which $0.1 million was recognized as expense in 2010. In connection with the December 2009 initial public offering, Blackstone received a lump sum payment of approximately $32.7 million in the aggregate to terminate the monitoring agreement, of which members of management who previously held Class A common units in Team Health Holdings LLC prior to the corporate conversion received approximately $3.2 million in the aggregate from Blackstone.

22. Quarterly Financial Information (unaudited)

Selected unaudited quarterly financial information for the years ended December 31, 2009 and 2010 is as follows (in thousands, except per share amounts):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2009
Net revenue	$594,792	$635,729	$637,480	$615,273
Net revenue less provision for uncollectibles	349,586	362,089	362,981	348,784
Net earnings (loss)	25,897	15,833	13,500	(14,526)
Pro forma basic net earnings (loss) per share	0.52	0.32	0.28	(0.28)
Pro forma diluted net earnings (loss) per share	0.52	0.32	0.28	(0.28)
2010
Net revenue	$631,966	$655,971	$690,648	$692,787
Net revenue less provision for uncollectibles	364,465	375,526	385,834	393,438
Net earnings (loss)	10,898	18,620	17,554	(33,735)
Basic net earnings (loss) per share	0.17	0.29	0.27	(0.52)
Diluted net earnings (loss) per share	0.17	0.29	0.27	(0.52)

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

The following table presents financial information for each reportable segment. Depreciation, amortization, impairment of intangibles, management fee and other expenses separately identified in the consolidated statements of operations are included as a reduction to the respective segments’ operating earnings for each year below (in thousands):

	Year ended December 31,
	2008	2009	2010
Net Revenues less Provision for Uncollectibles:
Healthcare Services	$1,319,025	$1,409,410	$1,506,789
Billing Services	12,292	14,031	12,475

	$1,331,317	$1,423,441	$1,519,264

Operating Earnings:
Healthcare Services	$169,155	$190,176	$138,700
Billing Services	2,415	3,355	3,064
General Corporate	(50,011)	(91,194)	(70,091)

	$121,559	$102,337	$71,673

Reconciliation of Operating Earnings to Net Earnings:
Operating earnings	$121,559	$102,337	$71,673
Interest expense, net	45,849	36,679	20,552
Provision for income taxes	31,044	24,953	37,784

Net earnings	$44,666	$40,705	$13,337

Capital Expenditures:
Healthcare Services	$2,328	$1,762	$2,903
Billing Services	2,696	1,976	1,551
General Corporate	7,117	7,875	7,444

	$12,141	$11,613	$11,898

Total Assets:
Healthcare Services	$572,214	$606,992	$644,963
Billing Services	11,755	18,021	17,090
General Corporate	142,812	315,933	145,684

	$726,781	$940,946	$807,737

24. Financial Information for Subsidiary Guarantors and Non-guarantor Subsidiary

The Company conducts substantially all of its business through its subsidiaries. The current registrant, Team Health Holdings, Inc., is a holding company that conducts no operations and whose financial position is its investments in its subsidiaries. With the redemption of the remaining Notes in 2010 the Company no longer had a guarantee obligation related to these notes as of December 31, 2010. As of December 31, 2009, the Company and its wholly-owned domestic subsidiaries jointly and severally guaranteed the Notes on an unsecured senior subordinated basis. Prior to the corporate conversion, Team Finance, LLC, a subsidiary of the Company, was the registrant. Team Finance, LLC conducts no operations and its financial position is comprised of its investments in its subsidiaries, deferred financing costs and the Company’s debt. The condensed consolidating financial information for the current and former registrants, the subsidiary guarantors, the non-guarantor subsidiary, certain reclassifications and eliminations and the consolidated Company as of December 31, 2009 and for the years ended December 31, 2008 and 2009 , follows:

Consolidated Statement of Operations

	Year ended December 31, 2008
	Parent, Issuer, and Guarantor Subsidiaries	Non-Guarantor Subsidiary	Reclassifications and Eliminations	Total Consolidated
	(in thousands)
Net revenues	$2,291,812	$35,114	$(35,114)	$2,291,812
Provision for uncollectibles	960,495	—	—	960,495

Net revenue less provision for uncollectibles	1,331,317	35,114	(35,114)	1,331,317
Cost of services rendered (exclusive of depreciation and amortization shown separately below)
Professional expenses	1,072,977	24,190	(35,114)	1,062,053
General and administrative expenses	116,743	199	—	116,942
Other expenses (income)	3,642	(40)	—	3,602
Impairment of intangibles	9,134	—	—	9,134
Depreciation and amortization	17,281	—	—	17,281
Net interest expense (income)	49,190	(3,341)	—	45,849
Gain on extinguishment of debt	(1,640)	—	—	(1,640)
Transaction costs	2,386	—	—	2,386

Earnings before income taxes	61,604	14,106	—	75,710
Provision for income taxes	26,107	4,937	—	31,044

Net earnings	$35,497	$9,169	$—	$44,666

Consolidated Statement of Cash Flows

	Year ended December 31, 2008
	Parent, Issuer, and Guarantor Subsidiaries	Non-Guarantor Subsidiary	Reclassifications and Eliminations	Total Consolidated
	(in thousands)
Operating activities
Net earnings	$35,497	$9,169	$—	$44,666
Adjustments to reconcile net earnings:
Depreciation and amortization	17,281	—	—	17,281
Amortization of deferred financing costs	2,082	—	—	2,082
Equity based compensation expense	625	—	—	625
Provision for uncollectibles	960,495	—	—	960,495
Impairment of intangibles	9,134	—	—	9,134
Deferred income taxes	19,179	340	—	19,519
Gain on extinguishment of debt	(1,640)	—	—	(1,640)
Loss on disposal of equipment	78	—	—	78
Equity in joint venture loss	64	—	—	64
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(975,682)	—	—	(975,682)
Prepaids and other assets	(9,703)	1,453	—	(8,250)
Income tax receivables	(3,997)	(712)	—	(4,709)
Accounts payable	1,292	(38)	—	1,254
Accrued compensation and physician payable	9,389	—	—	9,389
Other accrued liabilities	(232)	(2,767)	—	(2,999)
Professional liability reserves	(22,022)	12,686	—	(9,336)

Net cash provided by operating activities	41,840	20,131	—	61,971

Investing activities
Purchases of property and equipment	(12,141)	—	—	(12,141)
Cash paid for acquisition, net	(7,513)	—	—	(7,513)
Purchases of investments at insurance subsidiary	—	(180,578)	—	(180,578)
Proceeds from investments at insurance subsidiary	—	170,447	—	170,447
Other investing activities	13	—	—	13

Net cash used in investing activities	(19,641)	(10,131)	—	(29,772)

Financing activities
Payments on notes payable	(4,250)	—	—	(4,250)
Payments on 11.25% senior subordinated notes	(9,999)	—	—	(9,999)
Redemption of common units	(1,842)	—	—	(1,842)
Net transfers from parent and parent’s subsidiaries	10,000	(10,000)	—	—

Net cash used in financing activities	(6,091)	(10,000)	—	(16,091)

Net increase in cash and cash equivalents	16,108	—	—	16,108
Cash and cash equivalents, beginning of year	30,290	—	—	30,290

Cash and cash equivalents, end of year	$46,398	$—	$—	$46,398

Consolidated Balance Sheet

	As of December 31, 2009
	Parent, Issuer, and Guarantor Subsidiaries	Non-Guarantor Subsidiary	Reclassifications and Eliminations	Total Consolidated
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$170,331	$—	$—	$170,331
Accounts receivable, net	237,703	—	—	237,703
Prepaid expenses and other current assets	15,129	15,296	(13,385)	17,040
Receivables under insured programs	17,615	—	—	17,615

Total current assets	440,778	15,296	(13,385)	442,689
Investments of insurance subsidiary	—	86,975	—	86,975
Property and equipment, net	28,850	—	—	28,850
Other intangibles, net	59,505	—	—	59,505
Goodwill	213,978	—	—	213,978
Deferred income taxes	41,617	401	2,862	44,880
Receivables under insured programs	24,708	—	—	24,708
Investment in subsidiary	15,007	—	(15,007)	—
Other	38,332	1,029	—	39,361

	$862,775	$103,701	$(25,530)	$940,946

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Accounts payable	$17,420	$52	$—	$17,472
Accrued compensation and physician payable	124,380	—	—	124,380
Other accrued liabilities	37,111	57,367	(10,523)	83,955
Income tax payable	2,409	570	—	2,979
Current maturities of long-term debt	161,752	—	—	161,752
Deferred income taxes	34,764	—	—	34,764

Total current liabilities	377,836	57,989	(10,523)	425,302
Long-term debt, less current maturities	449,273	—	—	449,273
Other non-current liabilities	127,998	30,705	—	158,703
Common stock	624	120	(120)	624
Additional paid in capital	490,989	4,610	(4,610)	490,989
Accumulated deficit	(581,059)	8,628	(10,277)	(582,708)
Accumulated other comprehensive gain (loss)	(2,886)	1,649	—	(1,237)

	$862,775	$103,701	$(25,530)	$940,946

Consolidated Statement of Operations

	Year ended December 31, 2009
	Parent, Issuer, and Guarantor Subsidiaries	Non-Guarantor Subsidiary	Reclassifications and Eliminations	Total Consolidated
	(in thousands)
Net revenues	$2,483,275	$27,371	$(27,371)	$2,483,275
Provision for uncollectibles	1,059,834	—	—	1,059,834

Net revenue less provision for uncollectibles	1,423,441	27,371	(27,371)	1,423,441
Cost of services rendered (exclusive of depreciation and amortization shown separately below)
Professional expenses	1,146,507	15,133	(27,371)	1,134,269
General and administrative expenses	130,021	205	—	130,226
Other expenses (income)	36,192	(516)	—	35,676
Depreciation and amortization	18,813	—	—	18,813
Net interest expense (income)	39,491	(2,812)	—	36,679
Transaction costs	2,120	—	—	2,120

Earnings before income taxes	50,297	15,361	—	65,658
Provision for income taxes	20,261	4,692	—	24,953

Net earnings	$30,036	$10,669	$—	$40,705

Consolidated Statement of Cash Flows

	Year ended December 31, 2009
	Parent, Issuer and Guarantor Subsidiaries	Non-Guarantor Subsidiary	Reclassifications and Eliminations	Total Consolidated
	(in thousands)
Operating activities
Net earnings	$30,036	$10,669	$—	$40,705
Adjustments to reconcile net earnings:
Depreciation and amortization	18,813	—	—	18,813
Amortization of deferred financing costs	2,035	—	—	2,035
Equity based compensation expense	5,430	—	—	5,430
Provision for uncollectibles	1,059,834	—	—	1,059,834
Deferred income taxes	3,598	(598)	—	3,000
Loss on disposal of equipment	84	—	—	84
Equity in joint venture income	(606)	—	—	(606)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,052,755)	—	—	(1,052,755)
Prepaids and other assets	(13,616)	1,160	—	(12,456)
Income tax accounts	5,736	958	—	6,694
Accounts payable	3,749	16	—	3,765
Accrued compensation and physician payable	11,803	—	—	11,803
Other accrued liabilities	5,075	(249)	—	4,826
Professional liability reserves	(3,984)	(4,347)	—	(8,331)

Net cash provided by operating activities	75,232	7,609	—	82,841

Investing activities
Purchases of property and equipment	(11,613)	—	—	(11,613)
Cash paid for acquisition, net	(90,386)	—	—	(90,386)
Net purchases of investments at insurance subsidiary	—	(110,997)	—	(110,997)
Proceeds from investments at insurance subsidiary	—	113,388	—	113,388
Other investing activities	28	—	—	28

Net cash (used in) provided by investing activities	(101,971)	2,391	—	(99,580)

Financing activities
Payments on notes payable	(4,250)	—	—	(4,250)
Proceeds from sale of common stock	146,656	—	—	146,656
Redemption of common units	(1,734)	—	—	(1,734)
Net transfer from parent and parent’s subsidiaries	10,000	(10,000)	—	—

Net cash provided by (used in) financing activities	150,672	(10,000)	—	140,672

Increase in cash and cash equivalents	123,933	—	—	123,933
Cash and cash equivalents, beginning of year	46,398	—	—	46,398

Cash and cash equivalents, end of year	$170,331	$—	$—	$170,331

Item 15(a)

Team Health Holdings, Inc.

Schedule II—Valuation and Qualifying Accounts

For the Years Ended December 31,

(In thousands)

	Balance at Beginning of Period	Costs and Expenses	Other	Deductions	Balance at End of Period
2008	$165,226	$960,495	$—	$967,036	$158,685
2009	$158,685	$1,059,834	$—	$1,039,807	$178,712
2010	$178,712	$1,152,110	$—	$1,135,989	$194,833

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

TEAM HEALTH HOLDINGS, INC.

By:	/s/ GREG ROTH
Greg Roth Chief Executive Officer (Principal Executive Officer)

Date: February 8, 2011

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Greg Roth, David Jones and Heidi Allen, and each of them, as his or her true and lawful attorneys-in-fact and agents, with power to act with or without the others and with full power of substitution and resubstitution, to do any and all acts and things and to execute any and all instruments which said attorneys and agents and each of them may deem necessary or desirable to enable the registrant to comply with the U.S. Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the U.S. Securities and Exchange Commission thereunder in connection with the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the “Annual Report”), including specifically, but without limiting the generality of the foregoing, power and authority to sign the name of the registrant and the name of the undersigned, individually and in his or her capacity as a director or officer of the registrant, to the Annual Report as filed with the U.S. Securities and Exchange Commission, to any and all amendments thereto, and to any and all instruments or documents filed as part thereof or in connection therewith; and each of the undersigned hereby ratifies and confirms all that said attorneys and agents and each of them shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below on February 8, 2011, by the following persons on behalf of the registrant and in the capacities indicated.

TEAM HEALTH HOLDINGS, INC.

By:	/s/ GREG ROTH
Greg Roth Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ DAVID JONES
David Jones Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

By:	/s/ H. LYNN MASSINGALE, M. D.
H. Lynn Massingale, M.D. Executive Chairman and Director

By:	/s/ GLENN A. DAVENPORT
Glenn A. Davenport Director

By:	/s/ EARL P. HOLLAND
Earl P. Holland Director

By:	/s/ NEIL P. SIMPKINS
Neil P. Simpkins Director

By:	/s/ MICHAEL A. DAL BELLO
Michael A. Dal Bello Director

By:	/s/ JAMES L. BIERMAN
James L. Bierman Director

EXHIBIT INDEX

2.1	Merger Agreement by and among Team Health Holdings, LLC, Team Health, Inc., Team Finance LLC, Team Health MergerSub, Inc., Ensemble Parent LLC, and Ensemble Acquisition LLC, dated as of October 11, 2005 (incorporated by reference to Exhibit 2.1 of the Registration Statement on Form S-4 (File No. 333-132495) filed by the Company on March 16, 2006)

3.1	Certificate of Incorporation of Team Health Holdings, Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed by the Company on December 12, 2009)

3.2	By-laws of Team Health Holdings, Inc. (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K, filed by the Company on December 12, 2009)

4.5	Stockholders Agreement of Team Health Holdings, Inc., dated as of December 15, 2009 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K, filed by the Company on December 12, 2009)

4.6	Registration Rights Agreement of Team Health Holdings, Inc. (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K, filed by the Company on December 12, 2009)

10.1	Credit Agreement, dated as of November 23, 2005, by and among Team Finance LLC, Team Health Holdings, LLC, JPMorgan Chase Bank, N.A., each Lender from time to time party thereto and Lehman Brothers Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-4 (File No. 333-132495) filed by Team Finance LLC on March 16, 2006)

10.2	Amendment No. 1, dated as of April 5, 2007, to the Credit Agreement, dated as of November 23, 2005 by and among Team Finance LLC, Team Health Holdings, LLC, JPMorgan Chase Bank, N.A. and each Lender from time to time party thereto (incorporated by reference to Exhibit 10.14 of The Quarterly Report on Form 10-Q (File No. 333-132495) filed by Team Finance LLC for the quarterly period ended March 31, 2007)*

10.3	Amendment No. 2, dated as of December 11, 2009, to the Credit Agreement, dated as of November 23, 2005 by and among Team Finance LLC, Team Health Holdings, LLC, JPMorgan Chase Bank, N.A. and each Lender from time to time party thereto (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed by the Company on December 24, 2009)

10.4	Lease Agreement, dated August 27, 1992, between Med: Assure Systems and Winston Road Properties (incorporated by reference to Exhibit 10.6 of the Registration Statement on Form S-4 (File No. 333-132495) filed Team Finance LLC on March 16, 2006)

10.5	Lease Agreement, dated August 27, 1999, between Americare Medical Services, Inc. and Winston Road Properties (incorporated by reference to Exhibit 10.7 of the Registration Statement on Form S-4 (File No. 333-132495) filed by Team Finance LLC on March 16, 2006)

10.6	Team Health, Inc. Non-Qualified Supplemental Executive Retirement Plan dated as of January 1, 2004 (incorporated by reference to Exhibit 10.9 of the Registration Statement on Form S-4 (File No. 333-132495) filed by Team Finance LLC on March 16, 2006)*

10.8	Amended and Restated Transaction and Monitoring Fee Agreement between Team Health Holdings, LLC and Blackstone Management Partners IV LLC, dated March 7, 2006 (incorporated by reference to Exhibit 10.12 of the Registration Statement on Form S-4 (File No. 333-132495) filed by Team Finance LLC on March 16, 2006)

10.9	Amendment No. 1 to the Amended and Restated Transaction and Monitoring Fee Agreement between Team Health Holdings, LLC and Blackstone Management Partners IV LLC, dated December 1, 2009 (incorporated by reference to Exhibit 10.7 of the Registration Statement on Form S-1 (File No. 333-162347) filed by the Company on December 3, 2009)

10.10	Participation Agreement, dated as of November 27, 2006 between Team Health, Inc. and Core Trust Purchasing Group (incorporated by reference to Exhibit 10.21 of the Registration Statement on Form S-1 (File No. 333-162347) filed by the Company on November 17, 2009)

10.12	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.11 of the Registration Statement on Form S-1 (File No. 333-162347) filed by the Company on December 3, 2009)*

10.13	Team Health Holdings, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.12 of the Registration Statement on Form S-1 (File No. 333-162347) filed by the Company on December 3, 2009)*

10.13	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.9 of the Registration Statement on Form S-1 (File No. 333-162347) filed by the Company on October 6, 2009)*

10.14	Amended and Restated Team Health Holdings, Inc. Annual Management Incentive Program (incorporated by reference to Exhibit 10.13 of the Registration Statement on Form S-1 (File No. 333-162347) filed by the Company on December 3, 2009)*

10.15	Amended and Restated Employment Agreement, dated November 25, 2009, between Team Health, Inc. and Dr. Massingale (incorporated by reference to Exhibit 10.1 of Team Finance LLC’s Current Report on Form 8-K (File No. 333-132495) dated November 25, 2009)*

10.16	Amended and Restated Employment Agreement, dated November 25, 2009, between Team Health, Inc. and Gregory S. Roth (incorporated by reference to Exhibit 10.2 of Team Finance LLC’s Current Report on Form 8-K (File No. 333-132495) dated November 25, 2009)*

10.17	Amended and Restated Employment Agreement, dated November 25, 2009, between Team Health, Inc. and David P. Jones (incorporated by reference to Exhibit 10.3 of Team Finance LLC’s Current Report on Form 8-K (File No. 333-132495) dated November 25, 2009)*

10.18	Amended and Restated Employment Agreement, dated November 25, 2009, between Team Health, Inc. and Heidi Solomon Allen (incorporated by reference to Exhibit 10.4 of Team Finance LLC’s Current Report on Form 8-K (File No. 333-132495) dated November 25, 2009)*

21.1	List of Subsidiaries (filed herewith)

23.1	Consent of Ernst & Young LLP (filed herewith)

24.1	Power of Attorney (included in the signature page hereto)

31.1	Certification by Greg Roth for Team Health Holdings, Inc. dated February 8, 2011, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification by David P. Jones for Team Health Holdings, Inc. dated February 8, 2011 as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification by Greg Roth for Team Health Holdings, Inc. dated February 8, 2011, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification by David P. Jones for Team Health Holdings, Inc. dated February 8, 2011, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

*	Management contracts or compensatory plans or arrangements