Form 10-K/A
period 2010-12-31
TEAM HEALTH HOLDINGS INC.
filed 2011-02-28
CIK 1082754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

As of February 15, 2011, there were outstanding 64,538,498 shares of Common Stock of Team Health Holdings, Inc, with a par value of $.01.

DOCUMENTS INCORPORATED BY REFERENCE

None

ANNUAL REPORT ON FORM 10-K/A

(AMENDMENT NO. 1)

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Team Health Holdings, Inc. (the “Company”, “we”, “us” or “our”) for the fiscal year ended December 31, 2010, originally filed on February 8, 2011 (the “Original Filing”). We are filing this Amendment to include the information required by Part III and not included in the Original Filing in connection with our Registration Statement on Form S-3 (File No. 333-172369). The reference on the cover of the Original Filing to the incorporation by reference of our definitive proxy statement into Part III of the Original Filing is hereby deleted.

This Amendment amends and restates in its entirety Items 10, 11, 12, 13 and 14 of Part III of the Original Filing. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors of the Registrant

Set forth below is certain information regarding each of our current directors. Our Certificate of Incorporation provides for a classified Board of Directors divided into three classes: H. Lynn Massingale, M.D., Neil P. Simpkins and Earl P. Holland constitute a class with a term that expires at the Annual Meeting of Stockholders in 2013 (the “Class I Directors”); Greg Roth and James L. Bierman constitute a class with an original term that expires at the Annual Meeting of Stockholders in 2011 (the “Class II Directors”); and Michael A. Dal Bello and Glenn A. Davenport constitute a class with an original term that expires at the Annual Meeting of Stockholders in 2012 (the “Class III Directors”).

Name	Age*	Position
Lynn Massingale, M.D.	58	Executive Chairman and Director
Greg Roth	54	President, Chief Executive Officer and Director
James L. Bierman	58	Director
Neil P. Simpkins	44	Director
Earl P. Holland	65	Director
Michael A. Dal Bello	39	Director
Glenn A. Davenport	57	Director

*	As of February 1, 2011

Lynn Massingale, M.D. became a member of our Board of Directors following the 2005 Transactions and was named Executive Chairman in May 2008. Prior to that, Dr. Massingale had been Chief Executive Officer and director of Team Health, Inc., since 1994 and also held the title of President until October 2004. Dr. Massingale previously served as President and Chief Executive Officer of Southeastern Emergency Physicians, a provider of emergency physician services to hospitals in the Southeast and the predecessor of Team Health, Inc., which Dr. Massingale co-founded in 1979. Dr. Massingale served as the director of Emergency Services for the state of Tennessee from 1989 to 1993. Dr. Massingale is a graduate of the University of Tennessee Medical Center for Health Services.

Greg Roth joined TeamHealth, Inc. in November 2004 as President and Chief Operating Officer. In May 2008, Mr. Roth was promoted to President and Chief Executive Officer and became a member of our Board of Directors. Prior to joining TeamHealth, Mr. Roth was employed by HCA—The Healthcare Company, a provider of healthcare services, since January 1995. Beginning in July 1998, Mr. Roth served as President of HCA, Ambulatory Surgery Division. Prior to his appointment as President, Mr. Roth served in the capacity of Senior Vice President of Operations, Western Region from May 1997 to July 1998 and the Division’s Chief Financial Officer from January 1995 to May 1997. Prior to these positions, Mr. Roth held various positions in the healthcare industry.

James L. Bierman has been a member of our Board of Directors since August, 2010. Mr. Bierman is Senior Vice President and Chief Financial Officer of Owens & Minor, Inc., a FORTUNE 500 company and a leading distributor of medical and surgical supplies. From 2001 to 2004, Mr. Bierman served as Executive Vice President and Chief Financial Officer at Quintiles Transnational Corp. Mr. Bierman is a former director of Quintiles Transnational Corp. and Pharma Services Holding, Inc. (a parent company). Prior to joining Quintiles Transnational Corp., Mr. Bierman was a partner of Arthur Andersen LLP from 1988 to 1998.

Neil P. Simpkins has been a member of our Board of Directors since November 2005. Mr. Simpkins has served as a Senior Managing Director of our Sponsor, Blackstone, an investment and advisory firm, since December 1999 and serves on the firm’s Private Equity Executive Committee. From 1993 until the time he joined Blackstone, Mr. Simpkins was a principal at Bain Capital. Prior to joining Bain Capital, Mr. Simpkins was a consultant at Bain & Company in London and the Asia Pacific region. He currently serves as Lead Director of the board of directors of TRW Automotive Inc. and is a director of Vanguard Health Systems, Apria Healthcare Group and Summit Materials.

Earl P. Holland has been a member of our Board of Directors since August 2001. Mr. Holland has over 32 years of experience working in the healthcare industry. Prior to his retirement in January 2001, Mr. Holland held several positions with Health Management Associates, an operator of acute care hospitals, including the positions of Vice Chairman and Chief Operating Officer at the time of his retirement. Mr. Holland also serves on the Board of Directors of Rural-Metro, a medical transportation company. He chairs their Compensation Committee and also serves on the Governance Committee. Mr. Holland is on the boards of two private companies; Cornerstone National Insurance in Columbia, MD and Imagistx, a cancer detection research company based in Las Vegas, NV. Mr. Holland graduated from Southeast Missouri State University with a B.S. degree in business administration.

Michael A. Dal Bello has been a member of our Board of Directors since November 2005. Mr. Dal Bello is a Managing Director in the Private Equity Group of our Sponsor, Blackstone, an investment and advisory firm, and has been at the firm since 2002 and is actively involved in Blackstone’s healthcare investment activities. Prior to joining Blackstone, Mr. Dal Bello received an M.B.A. from Harvard Business School in 2002. Mr. Dal Bello worked at Hellman & Friedman LLC from 1998 to 2000 and prior thereto at Bain & Company. He currently serves as a director of Alliant Insurance, Apria Healthcare Group, Vanguard Health Systems, Biomet, Catalent and Sithe Global.

Glenn A. Davenport has been a member of our Board of Directors since December 2001. From March 2007 to February 2009, Mr. Davenport was President of Horizon Software International, LLC, a company specializing in food service technology. Until his retirement in August 2006, Mr. Davenport served as Chairman and Chief Executive Officer of Morrison Management Specialists, a member of Compass Group. Prior thereto, he served in various management capacities with Morrison Restaurants, Inc. since 1973.

Qualifications of Directors

When considering whether the directors and nominees have the experience, qualifications, attributes and skills, taken as a whole, to enable the Board to satisfy its oversight responsibilities effectively in light of the Company’s business and structure, the Board focused primarily on the information discussed in each of the board member’s biographical information set forth above. Each of the Company’s directors possesses high ethical standards, acts with integrity and exercises careful, mature judgment. Each is committed to employing his skills and abilities to aid the long-term interests of the stakeholders of the Company. In addition, our directors are knowledgeable and experienced in one or more business, governmental, or civic endeavors, which further qualifies them for service as members of the Board. Each of Messrs. Roth, Simpkins and Dal Bello and Dr. Massingale possesses experience in owning and managing privately held enterprises and are familiar with corporate finance and strategic business planning activities that are unique to highly-leveraged companies like us. Finally, many of our directors possess substantial expertise in advising and managing companies in various segments of the healthcare industry. In particular, Dr. Massingale has significant experience in the healthcare industry, having managed the Company since 1994 and having served as director of Emergency Services for the State of Tennessee from 1989 to 1993. Mr. Roth has significant healthcare experience, having served in executive positions in various segments of the healthcare industry, such as President, Ambulatory Surgery Division of HCA. Messrs. Neil P. Simpkins and Michael Dal Bello are representatives appointed by The Blackstone Group, our principal stockholder, and have significant financial and investment experience from their involvements in Blackstone’s investments in numerous portfolio companies, particularly those in the healthcare industry, and have played active roles in overseeing those businesses, including serving as directors for Vanguard Health Systems and Apria Healthcare Group. Mr. Holland is knowledgeable about the healthcare industry, having served as Vice Chairman and Chief Operating Officer of Health Management Associates and as director of several other public companies, including Rural/Metro Corporation. Mr. Davenport is experienced in management, having served as President of Horizon Software, Chairman and Chief Executive Officer of Morrison Management Specialists and in other management capacities with Morrison Restaurants, Inc. Mr. Bierman has both health care and accounting experience, serving as Senior Vice President and Chief Financial Officer for Owens & Minor and having served as Chief Financial Officer of Quintiles Transnational Corp. and as a partner at Arthur Andersen LLP.

Executive Officers of the Registrant

Set forth below is certain information regarding each of our current executive officers, other than Dr. H. Lynn Massingale and Mr. Greg Roth, whose biographical information is presented above under “Directors of the Registrant.”

Name	Age*	Position
David P. Jones	43	Executive Vice President and Chief Financial Officer
Heidi S. Allen	57	Senior Vice President, General Counsel

*	As of February 1, 2011

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

Heidi Solomon Allen was named Senior Vice President and General Counsel of TeamHealth, Inc. effective June 19, 2008. From February 2003 to June 2008, Ms. Allen was Associate General Counsel, U.S. Litigation and Investigations, for Sanofi-Aventis, a major global pharmaceutical company. Admitted to practice law in Tennessee, South Carolina and New Jersey, Ms. Allen has more than 20 years of experience advising corporations on healthcare law, including a position as Associate General Counsel, Head of Litigation, for Blue Cross Blue Shield of New Jersey. She also served as Assistant United States Attorney for 11 years. Ms. Allen received a B.A. from the University of Pennsylvania and a J.D. from Rutgers School of Law.

The Audit Committee

All members of the Audit Committee are “independent,” consistent with our Corporate Governance Guidelines and the NYSE listing standards applicable to boards of directors in general and audit committees in particular. Our Board has determined that each of the members of the Audit Committee is “financially literate” within the meaning of the listing standards of the New York Stock Exchange. In addition, our Board has determined that Mr. Bierman qualifies as an audit committee financial expert as defined by applicable SEC regulations. The Board reached its conclusion as to Mr. Bierman’s qualification based on, among other things, his experience as Chief Financial Officer of Owens & Minor, Inc. and his prior experience as Chief Financial Officer of Quintiles Transnational Corp. and as a partner at Arthur Andersen LLP

Code of Conduct

We maintain a code of conduct that is applicable to our Executive Chairman, Chief Executive Officer, Chief Financial Officer, controller and all other senior officers, directors, employees and associates. This Code of Conduct also satisfies the requirements for a code of ethics, as defined by Item 406 of Regulation S-K promulgated by the SEC. The text of the Code of Conduct may be found on our website at www.teamhealth.com under Investor Relations: Corporate Governance: Code of Conduct. If we ever were to amend or waive any provision of our Code of Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or any person performing similar functions, we intend to satisfy our disclosure obligations with respect to any such waiver or amendment by posting such information on our internet website set forth above rather than by filing a Form 8-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires executive officers and directors, a company’s chief accounting officer and persons who beneficially own more than 10% of a company’s common stock, to file initial reports of ownership and reports of changes in ownership with the SEC and the NYSE. Executive officers, directors, the chief accounting officer and beneficial owners with more than 10% of our common stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely on our review of copies of such reports and written representations from our executive officers, directors and our Sponsor, except as described below, we believe that our executive officers, directors and Sponsor complied with all Section 16(a) filing requirements during 2010. There was one late Form 4 filed on February 24, 2011 by Dr. Massingale, to report a distribution to each of Dr. Massingale and his wife of shares of our common stock from their respective grantor retained annuity trust.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Philosophy of Executive Compensation Programs

Our overall executive compensation objective is to provide a comprehensive plan that encourages our executive officers to focus on our strategic business initiatives, financial performance objectives and the creation and maintenance of equity value. The following are the principal objectives of our executive compensation program:

•	attract, retain, and motivate superior management talent critical to our long-term success with compensation that is competitive within the marketplace;

•	ensure that compensation levels reflect our internal value and future potential of each executive and the achievement of outstanding individual results;

•	link executive compensation to the creation and maintenance of our long-term equity value;

•	promote equity ownership by executives in order to align their interests with the interests of our shareholders; and

•	ensure that incentive compensation is linked to the achievement of specific financial and strategic objectives, which are established in advance and approved by our Compensation Committee.

Compensation Determination Process

General

Our Board had historically made all determinations regarding the compensation for our executive officers. Since the completion of our initial public offering in 2009, our Compensation Committee has been responsible for setting our executive compensation objectives and policies, establishing our executive compensation program consistent with those objectives and policies and determining the compensation for our CEO and other executive officers.

Determining the appropriate level of executive compensation is not an exact science or a formulaic process and involves careful deliberation and business judgment. As described more fully below, in determining executive compensation, the Compensation Committee reviews all components of the named executive officers’ compensation and takes into account a number of variables, both quantitative and qualitative, including the Compensation Committee’s assessment of our overall performance and the individual performance of the named executive officers, the executive officers’ employment agreements and the general market. In 2010, as further discussed below, the Compensation Committee also engaged Compensation Advisory Partners LLC to serve as its compensation consultant.

Role of Executive Officers

Dr. Massingale, our Executive Chairman and Director, and Mr. Roth, our President, Chief Executive Officer and Director, as members of the Board, generally participate in discussions and deliberations of the Compensation Committee regarding executive compensation. Other named executive officers also attend and participate in the Compensation Committee meetings as required. Any discussion by the Compensation Committee regarding specific compensation for Dr. Massingale, Mr. Roth or other named executive officers was conducted by the Compensation Committee in executive session without such persons in attendance.

Use of Compensation Consultant

During 2010, the Compensation Committee engaged Compensation Advisory Partners LLC (“CAP”) as its compensation consultant to assist it in evaluating the elements and levels of our executive compensation, including benchmarking base salaries and cash incentive payments of our top three executive officers, Dr. Massingale, Mr. Roth and Mr. Jones, and determining an appropriate amount and mix of annual equity-based incentives to grant to these executive officers. The CAP engagement also included providing guidance to the Compensation Committee with respect to the appropriate amount of equity to reserve for annual long term incentive grants on a company-wide basis and stock ownership guidelines for executives. CAP received instructions directly from the Compensation Committee.

For purposes of CAP’s evaluation relating to cash compensation, peer group consisted of a select group of 14 publicly traded companies in our industry that have revenues comparable to our company based on 2008 information and that we compete with for executive talent (the “Compensation Comparison Group”). These companies in the Compensation Comparison Group were: Emergency Medical Services Corp, Psychiatric Solutions Inc., Sun Healthcare Group, Lincare Holdings Inc., Res-Care Inc., Gentiva Health Services, Inc., Amn Healthcare Services, Inc., Amedisys Inc., Mednax Inc., Rehabcare Group Inc., Healthways Inc., Cross Country Healthcare Inc., Medcath Corp and IPC The Hospitalist Co Inc. CAP’s evaluation focused on reviewing the amounts of each of the three executive officer’s base salary, target cash incentive opportunity and total target cash compensation opportunity (a combination of base salary and target cash incentive opportunity) against those of executives in equivalent positions in the Compensation Comparison Group (or in the case of Dr. Massingale, the second highest ranking executive in the Compensation Comparison Group) based on 2008 compensation data. CAP’s study found that Dr. Massingale’s base salary was approximately at the 75th percentile of the Compensation Comparison Group, his target cash incentive opportunity at 65% of base salary was slightly above the 50th percentile of the Compensation Comparison Group, which was at 64% of base salary, and his total target cash compensation opportunity was close to the 75th percentile of the Compensation Comparison Group, which was reflective of the fact that his role is close to that of a CEO. The study also found that Mr. Roth’s base salary was slightly below the 25th percentile of the Compensation Comparison Group, his target cash incentive opportunity at 65% of base salary was below 25th percentile of the Compensation Comparison Group, which was at 70% of base salary and that his total target cash compensation was somewhat below the 25th percentile of the Compensation Comparison Group. Mr. Jones’ base salary, his target cash incentive opportunity at 50% of base salary, and his target total cash compensation opportunity was found to be consistent with the 25th percentile of the Compensation Comparison Group.

For purposes of CAP’s evaluation relating to long-term equity incentives, the peer group consisted of the same companies that were in the Compensation Comparison Group, as well as a select group of companies that had recently become public. These additional companies were: Select Medical Holdings Corp.; Emdeon and Genoptix, Inc. CAP’s study found that restricted stock is the most prevalent vehicle of equity incentives among the companies in the Compensation Comparison Group, closely followed by options and that many of the peers use a combination of the two vehicles together, and that a relatively few of the peers have performance-based equity incentives. The study also found that a three year vesting period was the most common on restricted stock and that a four year vesting period was the most common on options. The study also looked at the “at grant” values of three year average annual long-term equity incentives as a percentage of base salary for the executives in each of the second highest ranking position, CEO position and CFO position at companies in the peer group described above. The study found that the range was approximately 80% (at the 25th percentile of the peer group) to 340% (at the 75th percentile of the peer group) for the second highest ranking executive; 120% to 400% for the CEO position; and 60% to 130% for the CFO position.

As further described under “—Compensation Elements” below, the Compensation Committee considered the results of CAP’s study in setting Dr. Massingale, Mr. Roth and Mr. Jones’ respective base salaries, target cash compensation opportunity and long-term equity incentives for 2010.

Compensation Elements

We provide different elements of compensation to our named executive officers in a way that the Compensation Committee believes best promotes our compensation objectives. Consistent with the philosophy that compensation to the executive officers should be aligned closely with our short- and long-term financial performance, a portion of executive compensation is “at risk” and is tied to the attainment of previously established financial goals. However, the Compensation Committee also believes that it is prudent to provide competitive base salaries and other benefits to attract and retain the appropriate management talent in order to achieve our strategic objectives. Accordingly, we provide compensation to our named executive officers through a combination of the following:

•	base salary;

•	annual cash incentive opportunities;

•	long-term equity-based incentives; and

•	benefits and executive perquisites.

Each of these elements is discussed below in greater detail.

Base Salaries

Annual base salaries are designed to reward an executive’s ongoing contribution to the performance of his or her functional area of responsibility with us. We believe that base salaries must be competitive based upon the executive officers’ scope of responsibilities and market compensation of similarly situated executives at companies with whom we compete for executive talent. Other factors such as internal consistency and comparability are also considered when establishing a base salary for a given executive. Our Human Resources Department is generally a resource for such information as needed. As discussed above, during 2010, the Compensation Committee engaged CAP, a compensation consultant, to study the competitiveness of Dr. Massingale, Mr. Roth and Mr. Jones’ base salaries.

Generally, base salaries are adjusted each year based upon the Compensation Committee’s assessment of each executive officer’s individual performance and our overall budgetary guidelines. Historically, such adjustments occurred effective April 1, but the Company announced in 2010 that any such future adjustments would be effective on July 1. In addition, base salaries may be adjusted at other times during the year in connection with promotions or increased responsibilities or to maintain competitiveness within the market. In 2010, the base salaries of Dr. Massingale and Ms. Allen were increased by 2.0%, Mr. Roth’s was increased by 23.3%, and Mr. Jones was increased by 10.7% effective July 1, 2010. The Compensation Committee’s decision to increase the base salary of Mr. Roth and Mr. Jones was based on a number of factors, including a desire to provide a more competitive base salary in light of the results of CAP’s evaluation discussed under “—Compensation Determination Process,” their increased roles and responsibilities as the CEO and CFO of a public company and their individual performance in their respective roles. Although the Compensation Committee relied on the results of CAP’s study to assess the competitiveness of the executives’ base salaries, and the increased base salaries of Mr. Roth and Mr. Jones that they approved approximated the median of the Compensation Comparison Group for equivalent positions, the Compensation Committee did not have or use a specific target within the range when making their decision. See “—Compensation Determination Process.” As a result of these increases, the annual base salary rates of our named executive officers as of July 1, 2010 were as follows: Dr. Massingale—$607,476; Mr. Roth—$740,000; Mr. Jones—$400,000; and Ms. Allen—$321,300.

Annual Cash Incentive Compensation

Annual cash incentive awards are available to our named executive officers, as well as to other members of our executive management team, under the Team Health Holdings, Inc. Annual Management Incentive Plan, or Bonus Plan, which was amended and restated in connection with our initial public offering as further described below. The Bonus Plan is designed to reward management for the achievement of annual financial performance targets and other operational goals, which are linked to the creation of our long-term equity value. Under the amended and restated Bonus Plan, the maximum annual payment that may become payable with respect to any fiscal year to any individual under the Bonus Plan is $2,000,000. The amended and restated Bonus Plan (1) provides greater flexibility as to the performance goals that may be used for purposes of any individual’s Financial Performance Component under the Bonus Plan, which may but need not be tied to the achievement of our overall consolidated Bonus Plan EBITDA results, and (2) provides that the Bonus Plan will be administered by the administrator, which shall be either the Board, the Compensation Committee or any other committee of the Board as the Board may designate, and that the administrator shall, in its sole discretion, be authorized to waive any applicable performance goals for any participant or group of participants under the Bonus Plan and pay the amount that would have become payable had the applicable performance goals been achieved.

Under the Bonus Plan, as it operated with respect to performance year 2010, each participant had a potential bonus pool that was based on a certain percentage of his or her base salary. For the named executive officers and other corporate and administrative managers, a portion of each of their respective potential bonus pools was tied to the achievement of the overall consolidated Bonus Plan EBITDA results (defined as earnings before interest, taxes, depreciation and amortization and further adjusted to exclude other non-recurring or non-operating items such as acquisitions, restructured or discontinued operations or other extraordinary or unusual events occurring during the year), or Financial Performance Component, and a portion was tied to the achievement of specific objectives as defined by management and our Compensation Committee and to senior management’s assessment of our and the individual executive officer’s performance, or Discretionary Component. Our Board established a Bonus Plan EBITDA target at the beginning of the year. In addition, while the Financial Performance Component generally comprised a substantial portion of the potential bonus pool, the exact allocation between the Financial Performance Component and the Discretionary Component could vary from year to year. Our Board evaluates the allocation between the two components on an annual basis and has the flexibility to adjust the allocation percentages as needed in order to better align the incentives under the Bonus Plan.

The Financial Performance Component under the Bonus Plan contains threshold, target and maximum achievement levels which can increase or decrease the potential payment under each participant’s bonus pool. The threshold level of achievement reflects Bonus Plan EBITDA results equal to 95% of the Bonus Plan EBITDA target, and the maximum level of achievement reflects Bonus Plan EBITDA results equal to or above 105% of the Bonus Plan EBITDA target. No payment is made under the Financial Performance Component if the threshold level of achievement is not achieved, and no additional amount will be paid under the Financial Performance Component if greater than the maximum level of achievement is achieved. At the threshold level of achievement, a participant’s bonus payment is equal to 50% of his or her potential bonus pool allocated to the Financial Performance Component, and at the maximum level of achievement, a participant’s bonus payment is equal to 200% of his or her bonus pool allocated to the Financial Performance Component. Bonus payments for actual results that fall between the threshold and maximum are adjusted on a linear basis.

The determination of the bonus payment amounts under the Discretionary Component of the Bonus Plan is subject to the discretion of our Compensation Committee after considering the individual executive officer’s achievement of specific operational objectives as defined by management, as well as our Board’s and senior management’s assessment of our past and future performance, including, but not limited to, subjective assessments of our operational performance during the performance year and the position of our company for the achievement of acceptable earnings growth in the subsequent year. The specific objectives defined by management vary from year to year and from one executive officer to another, but they generally relate to operational improvements that are within the individual executive officer’s area of responsibility, our strategic goals and enhancement of leadership and management skills. These objectives are typically qualitative objectives, and the Compensation Committee applies its business judgment in assessing the extent to which the individual executive officers met their objectives.

The following table sets forth some of the detailed individual objectives for our named executive officers in fiscal 2010:

Name	Objectives
Dr. Massingale	• Guide and advise in key physician matters including quality and patient safety as well as physician recruitment and retention
• Support initiatives to achieve growth through sales and acquisitions

Mr. Roth	• Support initiatives to achieve growth through sales and acquisitions
• Enhance recruiting and retention efforts of physicians and other clinicians
• Support quality, patient safety and risk management issues

Mr. Jones	• Support initiatives to achieve growth through sales and acquisitions
• Expand investor relations initiatives

Ms. Allen	• Support initiatives to achieve growth through sales and acquisitions
• Address enhanced regulatory compliance goals
• Evaluate and take actions to enhance corporate risk profile

In subjectively assessing our performance and our position for earnings growth in the subsequent year, the Compensation Committee considers a number of factors, including our Bonus Plan EBITDA results during the performance year, our expectations regarding the subsequent year’s Bonus Plan EBITDA results, the quality of our revenue and sales growth during the performance year and our expectations regarding our revenue and sales growth in the subsequent year. The Compensation Committee does not use any specific formula in determining the bonus payments under the Discretionary Component of the Bonus Plan or assign any particular relative weightings to the various factors it considers in determining the payments but generally makes its determination by first considering the extent of the executive officers’ achievement of their individual objectives and then by taking into account the various factors related to the assessment of our performance described above. Our Compensation Committee may decide to award nothing or more than the full amount allocated to the Discretionary Component under the potential bonus pool of any given named executive officer.

For 2010, the potential bonus pool of each of Dr. Massingale and Mr. Roth was equal to 85% of his respective annual base salary in effect as of December 31, 2010. The Compensation Committee increased Dr. Massingale’s and Mr. Roth’s potential bonus pool to 85% of base salary in 2010 from 65% of base salary in 2009. The Compensation Committee’s decision to increase the potential bonus pool of Mr. Roth was based on a number of factors, including a desire to provide a more competitive annual cash compensation opportunity that would retain and further incentivize the CEO to achieve our financial performance objectives, his increased role and responsibilities and performance as the CEO. Although the Compensation Committee relied on the results of CAP’s study to assess the competitiveness of the CEO’s target cash compensation opportunity, and the increased target cash compensation opportunity that they approved approximated the median of the Compensation Comparison Group for the CEO position, the Compensation Committee did not have or use a specific target within the range when making their decision. The increase in the potential bonus pool of Dr. Massingale reflects the Compensation Committee’s decision to provide Dr. Massingale with a level of bonus opportunity comparable to Mr. Roth in light of his position as the most senior executive at our company. See “—Compensation Determination Process.” The potential bonus pool of each of the other named executive officers was equal to 50% of his or her respective annual base salary in effect as of December 31, 2010. For 2010, the Compensation Committee allocated 80% of the bonus pool for each of the named executive officers and administrative managers to the Financial Performance Component and 20% to the Discretionary Component. Additionally, the Board set a Bonus Plan EBITDA target of $165.9 million for 2010 for our named executive officers. The actual Bonus Plan EBITDA result for 2010 was approximately $162.2 million, or 97.7% of the Bonus Plan EBITDA target set for the year. This actual Bonus Plan EBITDA result was calculated by adjusting net income as set forth in the table below.

Bonus Plan EBITDA Calculation

Year Ended December 31, 2010
(in thousands)
Net earnings	$13,337

Plus: Interest expense, net	20,552
Provision for income taxes	37,784
Depreciation and amortization	26,948
Impairment of intangibles	51,320
Other income	(1,017)
Loss on extinguishment of debt	17,122
Transaction costs	843
Restructuring costs	1,579
Less: 87.5% of prior year professional liability adjustment	6,317

Bonus Plan EBITDA	$162,151

Based upon the actual Bonus Plan EBITDA results, the Compensation Committee determined to pay 77.4% of the Financial Performance Component of each named executive officer’s bonus pool to each such named executive officer. The Compensation Committee also determined that all of the named executive officers achieved all of their respective individual objectives. However, due to the achievement of certain other objectives subsequent to the 2009 initial public offering, including actions taken to position the Company for future growth, increased development of infrastructure support, and other operational achievements, the Compensation Committee increased the overall level of payments associated with the Discretionary Component of the Bonus Plan. Based upon this assessment, the Compensation Committee determined to pay the following approximate percentages of the Discretionary Component to each named executive officer: Dr. Massingale—190%; Mr. Roth—190%; Mr. Jones—275% and Ms. Allen—100%. The determination regarding the payments under the Discretionary Component reflects the Compensation Committee’s subjective assessment, in its business judgment, regarding the appropriate total bonus payment for each named executive officer based on the executive officer’s achievement of all or many of the objectives defined for himself or herself and in light of our overall performance during 2010 and the position of our company for the achievement of earnings growth in 2011. The specific awards under the Bonus Plan for 2010 were reviewed and approved by the Compensation Committee in February 2011 and will be paid in the first quarter of 2011.

The following table illustrates the operation of the Bonus Plan for fiscal 2010. As explained above, for fiscal 2010, the Compensation Committee allocated 80% of the bonus pool to the Financial Performance Component and 20% of the bonus pool to the Discretionary Component and determined to pay 77.4% of the Financial Performance Component of each named executive officer’s bonus pool based on the company’s results compared to the Bonus Plan EBITDA target.

Name	Percentage of Base Salary Allocated to Bonus Pool	Bonus Pool	Financial Performance Component of Bonus Pool	Amount Awarded under Financial Performance Component of Bonus Pool	Discretionary Component of Bonus Pool	Amount Awarded under Discretionary Component of Bonus Pool	Total Amount Awarded under Bonus Plan for Fiscal 2010
Dr. Massingale	85%	$516,355	$413,084	$319,793	$103,271	$196,562	$516,355
Mr. Roth	85%	$629,000	$503,200	$389,558	$125,800	$239,443	$629,000
Mr. Jones	50%	$200,000	$160,000	$123,866	$40,000	$110,000	$233,866
Ms. Allen	50%	$160,650	$128,520	$99,495	$32,130	$32,130	$131,625

In addition, in February 2010, our Compensation Committee determined to pay a one-time discretionary bonus to eligible employees of the Company, including our named executive officers, to compensate for the fact that base salaries were not increased in 2009 to reflect for general inflation. All of our named executive officers received a one-time bonus in an amount equal to 2% of their respective annual base salary. This one-time discretionary bonus is reflected under the “Bonus” column of the Summary Compensation Table included elsewhere in this item.

Long-Term Equity Incentive Compensation

Prior to our initial public offering in 2009, the Board provided equity incentive awards to executive officers from time to time in order to directly align their interests with the long-term interests of the equity holders of Team Health Holdings. As previously disclosed in our proxy statement filed in April 2010, in connection with the corporate conversion that took place prior to our initial public offering, each outstanding Class A unit, Class B unit and Class C unit was automatically converted into a number of shares of our common stock. The shares of common stock that were issued in respect of any Class B units or Class C units that remained unvested at the time of the corporate conversion were restricted and, accordingly, are subject to the same vesting schedule that previously applied to the corresponding Class B units or Class C units. In addition, each holder of Class B units or Class C units was also issued vested and unvested options to acquire shares of our common stock in substitution for part of the economic benefits of their outstanding Class B units or Class C units not reflected in the conversion of the units into shares of common stock, with the exercise price per share of these options equal to the initial public offering price per share or such higher price per share as was necessary to accurately reflect the terms of the Class B units or Class C units to which they relate. The unvested options are subject to the same vesting schedule that previously applied to the Class B units or Class C units to which they relate. At the time of the consummation of our initial public offering, we also granted additional fully vested and unvested options to acquire shares of our common stock under the 2009 Stock Plan to members of our management, including our named executive officers.

Since our initial public offering, our Compensation Committee continues to believe that our company’s long-term financial success is achieved in part through an ownership culture that incentivizes our executives to work towards making business decisions that, over the long term, should increase the price of our stock. As more fully described under “Narrative Supplement to the Summary Compensation Table and 2010 Grants of Plan-Based Awards—2009 Stock Plan,” the Compensation Committee may grant options, stock appreciation rights and other stock-based awards under the 2009 Stock Plan.

In May, 2010, our Compensation Committee determined to grant 30,000 stock options to Dr. Massingale, 145,000 stock options to Mr. Roth, 50,000 stock options to Mr. Jones and 30,000 stock options to Ms. Allen. All of these options are time-based and vest annually in equal installments over a period of four years in order to encourage executive officers’ continued service with the Company. All of these options have an exercise price equal to the closing price of the underlying shares on the date of grant and have an expiration date of 5/27/20 from the date of grant. In making a determination about the type of equity incentive, the Compensation Committee considered the peer companies’ practices with respect to mix of restricted stock and options as revealed by the compensation consultant’s study and determined that granting options would yield a more optimal balance between restricted stock and options in each named executive officer’s case. The specific sizes of options granted to each named executive officer was determined after considering a variety of factors, including, among others, each named executive officer’s existing equity holdings, the vesting dates/terms of such existing holdings, the size of annual equity grants awarded to similarly situated executive officers in the Compensation Comparison Group based on the compensation consultant’s study, the size of annual equity grants made to other employees at the company and the executive officers’ respective roles and responsibilities within the Company. In the case of Dr. Massingale, consideration was given to the fact that he already held a substantial amount of equity relative to other named executive officers. The Compensation Committee did not use any specific formula in determining the specific sizes of options granted to the named executive officers or assign any particular relative weightings to the various factors it considered but determined to award long-term equity incentives in amounts that they believed were fair and reasonable in light of the peer companies’ practices and would ensure that our executive officers have a continuing stake in our long-term success. We do not have, nor do we plan to have, any program, plan or practice to time equity grants with the release of material non-public information.

Benefits and Executive Perquisites

We also provide certain other benefits described below to our employees, including our named executive officers, which are not tied to any performance criteria and are intended to be part of a competitive compensation program. These benefits are intended to support our compensation objectives related to the attraction and retention of superior management talent and to ensure that our executives remain appropriately focused on their job responsibilities without unnecessary distractions.

Retirement Benefits

Substantially all of our salaried employees, including our named executive officers, are eligible to participate in the Team Health, Inc. 401(k) savings plan. Employees are permitted to defer a portion of their income under the 401(k) plan. At the discretion of the Board, we may make a matching contribution of up to 50%, subject to annual limits established under the Internal Revenue Code, of the first 6% of employees’ contributions under this 401(k) plan as determined each year. The Board authorized such maximum discretionary amount as a match on employees’ 401(k) plan contributions for 2010, including contributions by our named executive officers. Employee and company matching contributions are fully vested at the time they are made. Participants may receive distribution of their 401(k) plan accounts at any time after their service with us ceases.

In addition, our named executive officers and other senior employees are eligible to participate in the Team Health, Inc. Non-Qualified Supplemental Executive Retirement Plan, or SERP. Currently, all active participants are permitted to defer a portion of their income under the SERP. In our sole discretion, we may make contributions to the accounts of any of the active participants in the SERP, and the participants will always be vested in all amounts credited to their accounts. Mr. Jones and Ms. Allen were the only named executive officers that elected to participate in the SERP in 2010. In 2010, Ms. Allen received a $486 contribution from us. Mr. Jones did not receive a contribution from us in 2010.

We maintain no defined benefit plans.

Other Benefits

All executive officers, including our named executive officers, are eligible for other benefits from us including: medical, dental, life insurance and short-term disability insurance. In addition, we provide long-term disability insurance coverage on behalf of our named executive officers at an amount equal to 60% of current base salary. Our named executive officers also participate in our Personal Time Off program, which provides paid leave during the year at various amounts based upon the executive’s position within the company and length of service.

Perquisites

Each of our named executive officers receives an annual automobile allowance of $9,000 ($12,000 in the case of Dr. Massingale and Mr. Roth) for personal and business use. We also provide an annual allowance of $600 ($800 in the case of Dr. Massingale and Mr. Roth) for personal financial planning assistance. In addition, Dr. Massingale and Mr. Roth (and other senior executives upon approval of the Executive Chairman) may have limited use of our corporate aircraft for personal purposes.

These benefits and perquisites are reflected in the All Other Compensation column of the Summary Compensation Table and the accompanying footnotes.

Severance Arrangements

The Compensation Committee believes that severance arrangements are necessary to attract and retain the talent necessary for our long-term success. Accordingly, our named executive officers are entitled, under their employment agreements with us, to cash and certain other benefits in the event that their employment is terminated under certain circumstances. See the description of these arrangements under “Potential Payments Upon Termination or Change-In-Control—Summary of Severance Arrangements.”

Stock Ownership Guidelines

Following our initial public offering, in May 2010, our Compensation Committee adopted executive stock ownership guidelines pursuant to which certain covered executives are expected to accumulate and retain specified levels of ownership of our equity securities so as to further align their interests and actions with the interests of our shareholders. The Compensation Committee developed these guidelines based in part on analyses provided by its compensation consultant, CAP, which included analysis of policies instituted at other public companies. Under the policy, the Chairman has a target ownership level established as the lesser of 75,000 shares or the equivalent value of 300% of base salary. President and CEO has a target ownership level established as the lesser of 200,000 shares or the equivalent value of 500% of base salary. Chief Financial Officer and Senior Executive Officer, General Counsel have target ownership levels established as the lesser of 50,000 shares or the equivalent value of 200% of base salary. Other designated key executives have target ownership levels established as the lesser of 5,000 shares or the equivalent value of 20% of base salary. Covered executives are suggested to achieve these levels of stock ownership within the later of 5 years after the adoption of the guidelines or 5 years after first being designated as a covered executive. If a covered executive’s guidelines changes because of a change in title or increase in base salary, a 3 year period to achieve these guidelines begins with the date of the title change or base salary increase.

The Compensation Committee will review the stock ownership levels of all persons subject to these guidelines on an annual basis. In determining an executive’s share ownership level, the following are included:

•	stock purchased on the open market;

•	stock obtained through stock option exercises;

•	restricted stock and restricted stock units received in connection with the Company’s conversion from a limited liability company to a corporation;

•	stock held in any Company stock purchase plan;

•	stock deemed to be owned based on the intrinsic value of vested and unvested unexercised options received in connection with the Company’s conversion from a limited liability company to a corporation;

•	deferred stock units; and

•	stock beneficially owned in a trust, by a spouse and/or minor children.

Compensation Committee Report

The Compensation Committee has discussed and reviewed the foregoing Compensation Discussion and Analysis with management. Based upon this review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2010.

Submitted by the Compensation Committee of the Company’s Board of Directors:

Neil P. Simpkins, Chair

Michael A. Dal Bello

Glenn A. Davenport

Compensation Committee Interlocks and Insider Participation

Except as set forth below, during the 2010 fiscal year, there were no “compensation committee interlocks” (as that term is defined in SEC rules). The current members of the Compensation Committee are Messrs. Simpkins, Dal Bello and Davenport, none of whom is a current or former officer or employee of the company or any of its subsidiaries. During the 2010 fiscal year:

•	none of the members of the Compensation Committee was an officer (or former officer) or employee of the company or any of its subsidiaries;

•

none of the members of the Compensation Committee had a direct or indirect material interest in any transaction in which the Company was a participant and the amount involved exceeded $120,000, except that Messrs. Simpkins and Dal Bello are affiliates of Blackstone, which was a party to the Amended and Restated Transaction and Monitoring Fee Agreement. See “Transactions with Related Persons” under Item 13 of this Form 10-K/A;

•

none of our executive officers served on the compensation committee (or another board committee with similar functions or, if none, the entire board of directors) of another entity where one of that entity’s executive officers served on our Compensation Committee;

•	none of our executive officers was a director of another entity where one of that entity’s executive officers served on our Compensation Committee; and

•

none of our executive officers served on the compensation committee (or another board committee with similar functions or, if none, the entire board of directors) of another entity where one of that entity’s executive officers served as a director on our Board.

Summary Compensation Table

The following table summarizes all compensation awarded to, earned by, or paid to, our named executive officers for fiscal years 2010, 2009 and 2008 for services rendered to us.

Name and Principal Position	Year	Salary ($)	Bonus(1) ($)	Stock Awards(2) ($)		Option Awards(2) ($)	Non-Equity Incentive Plan Compensation(3) ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(4) ($)		All Other Compensation(5) ($)	Total ($)
H. Lynn Massingale, M.D. Executive Chairman and Director	2010 2009 2008	$600,832 595,565 589,595	$17,867 — —	$	— — —	$183,327 216,632 —	$516,355 861,847 505,815	$	— — —	$39,404 39,422 54,335	$1,357,785 1,713,466 1,149,745

Greg Roth President, Chief Executive Officer and Director	2010 2009 2008	$664,615 600,000 545,507	$18,000 — —	$	— — 137,588	$886,081 273,838 —	$629,000 857,848 516,578	$	— — —	$34,262 33,284 25,117	$2,231,958 1,764,970 1,224,790

David P. Jones Chief Financial Officer	2010 2009 2008	$379,204 361,378 357,816	$10,841 — —	$	— — 137,588	$305,545 121,057 —	$233,866 461,378 242,756	$	— — —	$25,245 25,361 25,626	$954,701 969,174 763,786

Heidi S. Allen(6) Senior Vice President General Counsel	2010 2009 2008	$317,908 315,000 157,500	$9,450 — 20,000	$	— — 183,447	$183,327 76,271 —	$131,625 365,000 114,786	$	— — —	$18,957 16,972 282,781	$661,267 773,243 758,514

(1)	The 2010 amounts include a one time discretionary bonus paid in February 2010 in an amount equal to 2% of the executive officer’s base salary. See the discussion under “Compensation Discussion and Analysis—Compensation Elements—Annual Cash Incentive Compensation.” For 2008, the amount reflected for Ms. Allen reflects a sign-on bonus she received in connection with the commencement of her employment with us.

(2)	These amounts represent the aggregate grant date fair value of equity awards granted in the specified fiscal year as calculated pursuant to Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation (ASC Topic 718). For additional information about the valuation assumptions with respect to equity awards, refer to Note 16 of our financial statements in our Form 10-K for the year ended December 31, 2010, as filed with the SEC.
(3)	Reflects amounts awarded for performance under both the Financial Performance Component and the Discretionary Component of the Bonus Plan. The amounts awarded for performance year 2010 will be paid in the first quarter of 2011.
(4)	We maintain no defined benefit plans, and there were no above-market or preferential earnings during the year on the Team Health, Inc. Non-Qualified Supplemental Executive Retirement Plan, a non-qualified deferred compensation plan.
(5)	All Other Compensation for Dr. Massingale for 2010 included the following:

Long-term disability insurance premiums	$13,321
Automobile allowance	12,000
401(k) matching contribution	7,350
Health and dental insurance premiums	4,556
Life insurance premiums	1,377
Financial planning	800

All Other Compensation for Mr. Roth for 2010 included the following:

Automobile allowance	$12,000
Long-term disability insurance premiums	8,459
401(k) matching contribution	7,350
Health and dental insurance premiums	4,556
Life insurance premiums	1,097
Financial planning	800

All Other Compensation for Mr. Jones for 2010 included the following:

Automobile allowance	$9,000
401(k) matching contribution	7,350
Health and dental insurance premiums	6,237
Long-term disability insurance premiums	2,206
Life insurance premiums	453

All Other Compensation for Ms. Allen for 2010 included the following:

Automobile allowance	$9,000
401(k) matching contribution	7,350
Long-term disability insurance premiums	1,739
Contribution to SERP	486
Life insurance premiums	382

Perquisites and other personal benefits included in All Other Compensation reflect the incremental cost to us and are valued based upon the actual costs of such services.

2010 Grants of Plan-Based Awards

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards						Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards(4) ($)
		Threshold ($)		Target ($)		Maximum(3) ($)		Threshold (#)	Target (#)	Maximum (#)
H. Lynn Massingale, M.D.		$206,542	(1)	$413,084	(1)	$826,167	(1)
		N/A		103,271	(2)	N/A
	5/27/10											30,000	13.40	$183,327

Greg Roth		251,600	(1)	503,200	(1)	1,006,400	(1)
		N/A		125,800	(2)	N/A
	5/27/10											145,000	13.40	$886,081

David P. Jones		80,000	(1)	160,000	(1)	320,000	(1)
		N/A		40,000	(2)	N/A
	5/27/10											50,000	13.40	$305,545

Heidi S. Allen		64,260	(1)	128,520	(1)	257,040	(1)
		N/A		32,130	(2)	N/A
	5/27/10											30,000	13.40	$183,327

(1)	Reflects possible payouts under the Financial Performance Component of the Bonus Plan for the 2010 performance year. Threshold represents the amount payable if actual Bonus Plan EBITDA was equal to 95% of the Bonus Plan EBITDA target, Target represents the amount payable if actual Bonus Plan EBITDA was equal to 100% of the EBITDA target, and Maximum represents the amount payable if actual Bonus Plan EBITDA was equal to or greater than 105% of the Bonus Plan EBITDA target. The actual bonuses to be paid to our named executive officers under the Bonus Plan, which include payouts under both the Financial Performance Component and the Discretionary Component, are disclosed in the Summary Compensation Table under the Non-Equity Incentive Plan Compensation column.
(2)	Reflects possible target payouts under the Discretionary Component of the Bonus Plan for the 2010 performance year, which is equal to 20% of the named executive officer’s bonus pool. See “Compensation Discussion and Analysis—Compensation Elements—Annual Cash Incentive Compensation” for further information regarding the Financial Performance Component and the Discretionary Component of the Bonus Plan.
(3)	The maximum annual payment that may become payable with respect to any fiscal year to any individual under the Bonus Plan is $2,000,000.
(4)	Amount represents the grant date fair value in accordance with the guidance in FASB ASC Topic 718, utilizing assumptions discussed in Note 16 of our consolidated financial statements in our Form 10-K for the year ended December 31, 2010.

Narrative Supplement to the Summary Compensation Table and

2010 Grants of Plan-Based Awards Table

Employment Agreements

We entered into an employment agreement with Dr. Massingale on November 23, 2005, pursuant to which Dr. Massingale initially continued to serve as our Chief Executive Officer and pursuant to which he still serves as the Chairman of our Board. Effective May 1, 2008, Dr. Massingale’s employment agreement was amended to reflect that he shall serve as Executive Chairman, instead of our Chief Executive Officer, and that he will continue to serve as the Chairman of our Board during the term of his agreement. We also maintain employment agreements with each of our other named executive officers. The agreements for all of our named executive officers were amended and restated on November 25, 2009 to comply with the requirements of Section 409A of the Internal Revenue Code and, where applicable, to make other changes to their employment terms, which are reflected herein.

Each employment agreement has an initial five-year term that commenced on June 1, 2006 (November 23, 2005 in the case of Dr. Massingale and June 19, 2008 in the case of Ms. Allen), and each provides for automatic one-year renewal periods upon the expiration of the initial term or any subsequent term, unless either party provides a notice of non-renewal at least 180 days prior to the end of the then current term. Each employment agreement provides for the payment of an annual base salary, subject to annual review and adjustment, as well as the opportunity to earn an annual bonus having a target amount. Currently, the target amount is equal to 50% of the named executive officer’s base salary (or 85% of base salary in the cases of Dr. Massingale and Mr. Roth). However, the maximum annual bonus that can be earned by any of these executive officers with respect to a fiscal year may be adjusted pursuant to the terms of the Bonus Plan. See “Compensation Discussion and Analysis—Compensation Elements—Annual Cash Incentive Compensation.”

Pursuant to each employment agreement, we have agreed to provide the executive officer with all standard benefits that we normally provide to other similarly situated executive officers. Pursuant to the employment agreements with Dr. Massingale, Mr. Roth and Mr. Jones, we have also agreed to cover the cost of standard medical and dental benefits for the executive officer and his eligible dependents. Each employment agreement also requires us to maintain a life insurance policy in a face amount that is equivalent to two times the executive officer’s base salary (or three times in the case of Dr. Massingale and Mr. Roth), as adjusted from time to time. Dr. Massingale is also entitled to other benefits and perquisites under his employment agreement, including, but not limited to, paid vacation, the right to an unpaid three week sabbatical after each consecutive five years of service, disability benefits and a monthly automobile allowance (of $1,000 per month) and reasonable use of our aircraft (for personal travel) for up to 40 hours per year (with unused hours forfeited at the end of each applicable year). The other named executive officers are also entitled to other benefits and perquisites under their respective employment agreements, including but not limited to, paid vacation, certain disability benefits and a monthly automobile allowance. Furthermore, Mr. Roth’s employment agreement was amended in February 2011 to provide for reasonable use of our aircraft (for personal travel) for up to 40 hours per year in the same manner as that provided to Dr. Massingale under his employment agreement.

Each employment agreement also provides for certain payments and benefits in the event the executive officer’s employment is terminated under specified circumstances or in the event of a change of control. See “Potential Payments upon Termination or Change-in-Control—Summary of Severance Arrangements” for a summary description of these provisions.

2009 Stock Plan

In connection with our initial public offering, we adopted the 2009 Stock Plan so that we can continue to provide our named executive officers and other key service providers with equity-based long-term incentives. The 2009 Stock Plan is administered by the Compensation Committee, which has the full power and authority to establish the terms and conditions of any award consistent with the provisions of the 2009 Stock Plan and to waive any such terms and conditions at any time (including, without limitation, accelerating or waiving any vesting conditions). Under the 2009 Stock Plan, the Compensation Committee may grant non-qualified stock options and incentive stock options, stock appreciation rights and other stock-based awards. Prior to the payment of any performance-based award, the Compensation Committee, or its delegate, will certify that the applicable performance goals have been met. In connection with such certification, the Compensation Committee, or its delegate, may decide to pay amounts, which are less than the award otherwise payable for achievement of the applicable performance goals; provided that the Compensation Committee shall have the authority to waive any applicable performance goal.

Except as otherwise provided in an award agreement or otherwise determined by the Compensation Committee, in the event of a Change of Control (as defined in the 2009 Stock Plan) or similar corporate transaction (whether or not involving a permitted holder), with respect to any outstanding awards then held by participants which are unexercisable or otherwise unvested or subject to lapse restrictions, the Compensation Committee may accelerate, vest, or cause the restrictions to lapse with all or any portion of an award, may cancel awards for fair value, may provide for the issuance of substitute awards or may provide that the stock options shall be exercisable for all shares subject thereto for a period of at least 10 days prior to the Change of Control and that, upon the occurrence of the Change of Control, the stock options shall terminate and be of no further force or effect. See “Potential Payments upon Termination or Change-in-Control” below for information regarding the treatment upon a Change of Control of unvested option awards that were outstanding under the 2009 Stock Plan on December 31, 2010.

Outstanding Equity Awards at 2010 Fiscal-Year End

The following table provides information with respect to holdings of equity-based awards held by the named executive officers at 2010 fiscal-year end:

	Option Awards							Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
H. Lynn Massingale, M.D.	12/15/2009	19,340	(1)	—		—	12.00	12/15/19	—		—	—	—
	12/15/2009	55,400	(1)	—		—	14.93	12/15/19	—		—	—	—
	12/15/2009	115,706	(4)	—		—	12.00	12/15/19	—		—	—	—
	12/15/2009	248,445	(4)	—		—	14.93	12/15/19	—		—	—	—
	5/27/2010	—		30,000	(5)	—	13.40	4/27/20	—		—	—	—

Greg Roth	12/15/2009	19,340	(1)	—		—	12.00	12/15/19	—		—	—	—
	12/15/2009	55,400	(1)	—		—	14.93	12/15/19	—		—	—	—
	12/15/2009	4,881	(2)	11,145		—	12.00	12/15/19	—		—	—	—
	12/15/2009	13,981	(2)	31,927		—	14.93	12/15/19	—		—	—	—
	12/15/2009	130,362	(4)	—		—	12.00	12/15/19	—		—	—	—
	12/15/2009	271,571	(4)	—		—	14.93	12/15/19	—		—	—	—
	5/27/2010	—		145,000	(5)	—	13.40	4/27/20	—		—	—	—
									8,875	(6)	$137,918

David P. Jones	12/15/2009	5,701	(1)	—		—	12.00	12/15/19	—		—	—	—
	12/15/2009	16,330	(1)	—		—	14.93	12/15/19	—		—	—	—
	12/15/2009	4,881	(2)	11,145		—	12.00	12/15/19	—		—	—	—
	12/15/2009	13,981	(2)	31,927		—	14.93	12/15/19	—		—	—	—
	12/15/2009	48,760	(4)	—		—	12.00	12/15/19	—		—	—	—
	12/15/2009	96,356	(4)	—		—	14.93	12/15/19	—		—	—	—
	5/27/2010	—		50,000	(5)	—	13.40	4/27/20	—		—	—	—
									8,875	(6)	$137,918

Heidi S. Allen	12/15/2009	6,508	(3)	15,457		—	12.00	12/15/19	—		—	—	—
	12/15/2009	18,642	(3)	44,283		—	14.93	12/15/19	—		—	—	—
	12/15/2009	18,943	(4)	—		—	12.00	12/15/19	—		—	—	—
	12/15/2009	29,123	(4)	—		—	14.93	12/15/19	—		—	—	—
	5/27/2010	—		30,000	(5)	—	13.40	4/27/20	—		—	—	—
									12,310	(6)	$191,297

(1)	Options awards for Dr. Massingale, Mr. Roth and Mr. Jones that were granted in connection with the corporate conversion prior to our initial public offering that vested daily on a pro rata basis through November 23, 2010.
(2)	Option awards for Mr. Roth and Mr. Jones that were granted in connection with the corporate conversion prior to our initial public offering that vest daily on a pro rata basis through May 18, 2013.
(3)	Option awards for Ms. Allen that were granted in connection with the corporate conversion prior to our initial public offering that vest daily on a pro rata basis through June 23, 2013.
(4)	Option awards for Dr. Massingale, Mr. Roth, Mr. Jones and Ms. Allen that were granted in connection with the corporate conversion prior to our initial public offering that were fully vested on the date of grant.
(5)	Option awards for Dr. Massingale, Mr. Roth, Mr. Jones and Ms. Allen that vest annually in equal installments over a period of four years through May 27, 2014.
(6)	Shares of stock that have not vested for Mr. Roth and Mr. Jones vest daily through May 18, 2013, and for Ms. Allen through June 23, 2013.

Option Exercises and Stock Vested in 2010

The following table provides information with respect to the vesting of stock awards held by our named executive officers during fiscal year 2010. None of our named executive officers exercised any options during 2010.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting(1) ($)
H. Lynn Massingale, M.D. Common Stock	—	—	14,682	$208,338

Greg Roth Common Stock	—	—	18,406	$261,181

David P. Jones Common Stock	—	—	8,051	$114,244

Heidi S. Allen Common Stock	—	—	4,964	$70,439

(1)	The common stock value was determined by our daily stock price from January 1, 2010 through December 31, 2010.

Nonqualified Deferred Compensation for 2010

The following table reflects activity in the SERP for the named executive officers during fiscal year 2010.

Name	Executive Contributions in Last FY(2) ($)	Registrant Contributions in Last FY (3) ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE(4) ($)
H. Lynn Massingale, M.D.	$—	$—	$—	$—	$—
Greg Roth	$—	$—	$—	$—	$—
David P. Jones(1)	$15,000	$—	$19,223	$60	$125,417
Heidi S. Allen(1)	$32,993	$486	$11,404	$35	$84,040

(1)	Mr. Jones and Ms. Allen were the only named executive officers that elected to participate in the SERP in 2010.
(2)	These amounts represent salary deferrals to the SERP and are included in the Salary column of the Summary Compensation Table.
(3)	This amount represents our contribution to the named executive officer’s SERP account and is included in the All Other Compensation column of the Summary Compensation Table.
(4)	All of the amounts shown under the Aggregate Balance at Last FYE column other than accumulated earnings and distributions were previously reported in the Summary Compensation Table.

In addition to the amount a SERP participant elects to defer to his or her account, a participant’s SERP account is credited (or charged) with an amount equal to the performance of certain hypothetical investment vehicles. These hypothetical investment vehicles are generally available to our employees participating in the 401(k) plan.

Potential Payments upon Termination or Change-in-Control

The following tables describe the potential payments and benefits under our compensation and benefit plans and contractual agreements to which the named executive officers would be entitled upon the occurrence of the specified triggering event on December 31, 2010.

Name	Involuntary Termination without Cause or Voluntary Termination for Good Reason	Voluntary Termination without Good Reason Following a Change of Control	Voluntary Termination without Good Reason	Death	Disability	Change of Control
H. Lynn Massingale, M.D.
Cash Severance Payment(1)	$3,889,731	$2,593,154	$—	$2,593,154	$2,593,154	$—
Continuing Medical Benefits	36,318	24,212	—	24,212	24,212	—
Acceleration of Equity Awards	—	64,200	—	—	—	64,200
Excise Tax Gross-up(2)	—	—	—	—	—	—

Total Termination Benefits	$3,926,049	$2,681,566	$—	$2,617,366	$2,617,366	$64,200

(1)	Represents (a) the sum of an amount equal to three times his base salary and an amount equal to three times his annual bonus in the event of involuntary termination without cause or voluntary termination for good reason, (b) the sum of an amount equal to two times his base salary, an amount equal to two times his annual bonus in the event of voluntary termination without good reason within one year following a change of control and (c) the sum of an amount equal to two times his base salary and an amount equal to two times his annual bonus less the amount of estimated life or disability insurance proceeds, as applicable, in the event of termination as a result of death or disability (in each case, as further described under the “Summary of Severance Arrangements” below).
(2)	Dr. Massingale’s employment agreement also provides that, in the event that his employment is terminated for any reason (other than by us for cause) during the one-year period following a change of control, we will indemnify him against any excise taxes that may be imposed under Section 4999 of the Internal Revenue Code on any payments or benefits to be received by him from us so that he will be in the same position as if no such taxes had been imposed. See “Summary of Severance Arrangements—Dr. Massingale’s Employment Agreement.” This amount represents the tax indemnity we would be required to pay under the terms of Dr. Massingale’s employment agreement. No such excise taxes would have been due assuming Dr. Massingale’s employment was terminated on December 31, 2010.

Name	Involuntary Termination without Cause or Voluntary Termination for Good Reason	Voluntary Termination without Good Reason	Involuntary Termination for Cause Following a Change of Control	Involuntary Termination without Cause Following a Change of Control	Change of Control
Greg Roth
Cash Severance Payment(1)	$4,450,272	$—	$4,450,272	$4,450,272	$—
Continuing Medical Benefits	36,818	—	36,818	36,818	—
Acceleration of Equity Awards	—	—	507,146	507,146	507,146
Tax Reimbursement Relating to IRC Section 83 Election(2)	23,823	23,823	—	—	—
Excise Tax Gross-up(3)	—	—	1,540,513	1,540,513	—

Total Termination Benefits	$4,510,913	$23,823	$6,534,749	$6,534,749	$507,146

(1)	Represents (a) the sum of an amount equal to three times his base salary and an amount equal to three times his annual bonus in the event of involuntary termination without cause or voluntary termination for good reason, (b) the sum of an amount equal to three times his base salary, an amount equal to three times his annual bonus in the event of voluntary termination without good reason within one year following a change of control and (c) the sum of an amount equal to three times his base salary and an amount equal to three times his annual bonus less the amount of estimated life or disability insurance proceeds, as applicable, in the event of termination as a result of death or disability (in each case, as further described under the “Summary of Severance Arrangements” below).
(2)	Represents the reimbursement payable by us for any U.S. federal or state income taxes paid by Mr. Roth with respect to the fair market value of the unvested units as of the grant date as reported by Mr. Roth pursuant to his election under Section 83 of the Internal Revenue Code. See “Summary of Severance Arrangements—Restricted Stock Award Agreement and Nonqualified Stock Option Agreement” below.
(3)	Mr. Roth’s employment agreement also provides that, in the event that his employment is terminated for any reason (other than by us for cause) during the one-year period following a change of control, we will indemnify him against any excise taxes that may be imposed under Section 4999 of the Internal Revenue Code on any payments or benefits to be received by him from us so that he will be in the same position as if no such taxes had been imposed. See “Summary of Severance Arrangements—Mr. Roth’s Employment Agreement.” This amount represents the tax indemnity we would be required to pay under the terms of Mr. Roth’s employment agreement.

Name	Involuntary Termination without Cause or Voluntary Termination for Good Reason	Voluntary Termination without Good Reason	Involuntary Termination for Cause Following a Change of Control	Involuntary Termination without Cause Following a Change of Control	Change of Control
David P. Jones
Cash Severance Payment(1)	$1,495,244	$—	$1,495,244	$1,495,244	$—
Continuing Medical Benefits	32,944	—	32,944	32,944	—
Acceleration of Equity Awards	—	—	303,846	303,846	303,846
Tax Reimbursement Relating to IRC Section 83 Election(2)	16,388	16,388	—	—	—

Total Termination Benefits	$1,544,576	$16,388	$1,832,034	$1,832,034	$303,846

Heidi S. Allen
Cash Severance Payment(1)	$1,139,225	$—	$1,139,225	$1,139,225	$—
Continuing Medical Benefits	32,944	—	32,944	32,944	—
Acceleration of Equity Awards	—	—	337,228	337,228	337,228
Tax Reimbursement Relating to IRC Section 83 Election(2)	22,730	22,730	—	—	—

Total Termination Benefits	$1,194,899	$22,730	$1,509,397	$1,509,397	$337,228

(1)	Represents the sum of an amount equal to two times the executive officer’s base salary and an amount equal to two times the executive officer’s annual bonus (as further described under the “Summary of Severance Arrangements” below).
(2)	Represents the reimbursement payable by us for any U.S. federal or state income taxes paid by the executive officer with respect to the fair market value of the unvested units as of the grant date as reported by the executive officer pursuant to his or her election under Section 83 of the Internal Revenue Code. See “Summary of Severance Arrangements—Restricted Stock Award Agreement and Nonqualified Stock Option Agreement” below.

Summary of Severance Arrangements

As discussed above, each of our named executive officers has an employment agreement. The following is a summary of certain payments and benefits that would be provided to the named executive officers upon certain terminations of employment or, as applicable, following a change of control of the company.

Dr. Massingale’s Employment Agreement

Involuntary Termination without Cause or Voluntary Termination for Good Reason. In the event Dr. Massingale’s employment is terminated by us without “cause” or he resigns for “good reason” (as such terms are defined in his employment agreement and summarized below), in each case subject to continued compliance with the restrictive covenants described below, we will provide him with:

•	a pro rata portion of his annual bonus for the current bonus period calculated through the date of termination;

•

an amount equal to three times his base salary plus an amount equal to three times his annual bonus (based on the average bonus that he received during the two most recently completed bonus periods, provided that the pro-rata bonus payable upon his termination will be used to calculate the average bonus if it is greater than either of the bonuses he received during the two most recently completed bonus periods) paid in 12 equal monthly installments beginning on the date of termination; and

•

an amount equal to the aggregate premiums that would be necessary to continue group medical benefits provided to Dr. Massingale and his applicable family members for 36 months, paid in 36 equal monthly installments, beginning on the date of termination.

Termination as a Result of Death or Disability or Voluntary Termination without Good Reason following a Change of Control. In the event Dr. Massingale’s employment is terminated due to his death or by us as a result of his “disability” (as such term is defined in his employment agreement), or if he resigns without good reason within one year following a change of control, in each case, subject to continued compliance with the restrictive covenants described below, we will provide him or, in the event of his death, his estate, with:

•	a pro rata portion of his annual bonus for the current bonus period calculated through the date of termination;

•

an amount equal to two times his base salary plus an amount equal to two times his annual bonus (based on the average bonus that he received during the two most recently completed bonus periods, provided that the pro rata bonus payable upon his termination will be used to calculate the average bonus if it is greater than either of the bonuses he received during the two most recently completed bonus periods) paid in 12 equal monthly installments (or, in the case of his death, 24 equal monthly installments) beginning on the date of termination; and

•

an amount equal to the aggregate premiums that would be necessary to continue group medical benefits provided to Dr. Massingale and his applicable family members for 24 months, paid in 36 equal monthly installments (or, in the case of his death, 24 equal monthly installments), beginning on the date of termination.

These payments, however, will be reduced by the amount of any life or disability proceeds that are paid to Dr. Massingale (or his estate) from any life insurance or disability insurance policy that we maintain for his benefit.

Termination for Any Reason following a Change of Control. In the event Dr. Massingale’s employment is terminated for any reason (other than by us for cause) during the one-year period following a change of control, we will indemnify him against any excise taxes that may be imposed under Section 4999 of the Internal Revenue Code on any payments or benefits to be received by him from us so that he will be in the same position as if no such taxes had been imposed. In addition, if, within the one-year period following a change of control, any payments due to Dr. Massingale as a result of the termination of his employment for any reason (other than by us for cause, or as a result of his death or disability) are required to be delayed for six months in order to comply with the requirements of Section 409A of the Internal Revenue Code, we will contribute an amount equal to the payments into a rabbi trust and the amounts contributed to the trust will be required to be delivered to Dr. Massingale on the date that is six months and one day after his separation of service with us.

Accelerated Vesting upon a Change of Control. Upon the occurrence of a change of control, Dr. Massingale’s outstanding equity awards will become fully vested.

Restrictive Covenants. As a result of the restrictive covenants contained in his employment agreement, Dr. Massingale has agreed not to disclose our confidential information at any time, and, for the period during which he provides services to us and for the two-year period thereafter (or, if he is terminated by us without cause or if he resigns for good reason, for the one-year period thereafter), he has also agreed not to solicit our employees or contractors, compete with us or interfere with our business.

Mr. Roth’s Employment Agreement

Involuntary Termination without Cause, Voluntary Termination for Good Reason. In the event Mr. Roth’s employment is terminated by us without “cause” or he resigns for “good reason” (as such terms are defined in his employment agreement and summarized below), in each case, subject to continued compliance with the restrictive covenants described below, we will provide Mr. Roth with:

•

an amount equal to three times his base salary plus an amount equal to three times his annual bonus (based on the average bonus that he received during the two most recently completed bonus periods) paid in 12 equal monthly installments beginning on the date of termination; and

•

an amount equal to the aggregate premiums that would be necessary to continue group medical benefits provided to Mr. Roth and his applicable family members for 36 months, paid in 36 equal monthly installments, beginning on the date of termination.

In addition, if, within the one-year period following a change of control, any payments due to Mr. Roth as a result of the termination of his employment by us without cause or by him for good reason, are required to be delayed for six months in order to comply with the requirements of Section 409A of the Internal Revenue Code, then we will contribute an amount equal to the payments into a rabbi trust and the amounts contributed to the trust will be required to be delivered to Mr. Roth on the date that is six months and one day after his separation from us. Furthermore, in the event such termination occurs during the one-year period following a change of control, we will indemnify him against any excise taxes that may be imposed under Section 4999 of the Internal Revenue Code on any payments or benefits to be received by him from us so that he will be in the same position as if no such taxes had been imposed.

Involuntary Termination by us following a Change of Control. In the event Mr. Roth’s employment is terminated by us for any reason (other than by us without cause, or as a result of his death or disability) during the one-year period following a change of control, in each case, subject to continued compliance with the restrictive covenants described below, we will provide Mr. Roth with:

•

an amount equal to two times his base salary plus an amount equal to two times his annual bonus (based on the average bonus that he received during the two most recently completed bonus periods) paid in 12 equal monthly installments beginning on the date of termination; and

•

an amount equal to the aggregate premiums that would be necessary to continue group medical benefits provided to Mr. Roth and his applicable family members for 24 months, paid in 36 equal monthly installments, beginning on the date of termination.

Accelerated Vesting upon a Change of Control. In addition, under the applicable award agreements, upon the occurrence of a change of control, Mr. Roth’s outstanding equity awards will become fully vested.

Restrictive Covenants. As a result of the restrictive covenants contained in his employment agreement, Mr. Roth has agreed not to disclose our confidential information at any time, and, for the period during which he provides services to us and for the two-year period thereafter, Mr. Roth has also agreed not to solicit our employees or contractors, compete with us or interfere with our business.

Employment Agreements for Mr. Jones and Ms. Allen

Involuntary Termination without Cause, Voluntary Termination for Good Reason or Involuntary Termination by us following a Change of Control. In the event one of the above-named named executive officer’s employment is terminated by us without “cause” or the executive resigns for “good reason” (as such terms are defined in the executive’s employment agreement and summarized below), or the executive’s employment is terminated by us for any reason (other than death or disability) during the one-year period following a change of control, in each case, subject to continued compliance with the restrictive covenants described below, we will provide the executive with:

•

an amount equal to two times the executive’s base salary plus an amount equal to two times the executive’s annual bonus (based on the average bonus that the executive received during the two most recently completed bonus periods) paid in 24 equal monthly installments beginning on the date of termination; and

•

an amount equal to the aggregate premiums due that would be necessary to continue group medical benefits provided to the executive and the executive’s applicable family members for 24 months, paid in 24 equal monthly installments, beginning on the date of termination.

Accelerated Vesting upon a Change of Control. In addition, under the applicable award agreements, upon the occurrence of a change of control, each of the above-named executive officer’s outstanding equity awards will become fully vested.

Restrictive Covenants. As a result of the restrictive covenants contained in the employment agreements with the above-named executive officers, each such executive officer has agreed not to disclose our confidential information at any time, and, for the period during which the executive officer provides services to us and for the two-year period thereafter, the executive officer has also agreed not to solicit our employees or contractors, compete with us or interfere with our business.

The term “good reason” is generally defined in all of our employment agreements with our named executive officers to mean (1) a substantial adverse change to the executive’s primary responsibilities (which, in the case of Dr. Massingale and Messrs. Roth and Jones, would also include an adverse change in the executive’s authority), (2) reduction of the executive’s base salary or our failure to make bonus payments in accordance with the terms of the executive’s employment agreement, (3) relocation of the executive to a place of business more than 50 miles away from the executive’s current place of business, (4) any other material breach by us of the executive’s employment agreement or (5) in the case of Dr. Massingale and Mr. Roth only, if we deliver a notice of non-renewal of the executive’s employment term. Notwithstanding the foregoing, upon receiving notice from an executive that an occurrence constituting good reason has occurred, we will have 20 days (or, in the case of Dr. Massingale, 10 days) following receipt of such notice to cure such event.

The term “cause” is generally defined in all of our employment agreements with our named executive officers to mean (1) the executive’s conviction of or the entering into a guilty plea or plea of no contest with respect to a felony, or any other crime involving fraud, dishonesty, or moral turpitude and which is materially detrimental to us or materially affects the executive’s ability to perform his duties, (2) the executive’s intentional neglect of or material inattention to executive’s duties and which neglect remains uncorrected for more than ten days following notice from us, (3) the commission of an intentional and material act to defraud us or embezzlement or dishonesty against us or (4) the executive willfully impedes or endeavors to influence, obstruct or impede or fails to materially cooperate with an investigation authorized by us, a self-regulatory organization or a governmental department or agency.

Restricted Stock Award Agreement and Nonqualified Stock Option Agreement

Pursuant to the restricted stock award agreement and stock option agreement governing the terms of unvested restricted stock and options received in the corporate conversion in connection with our initial public offering, if the executive officer’s employment with us is terminated, any unvested restricted stock or options will generally be forfeited by the executive officer without consideration; provided, however, that unless the executive officer’s employment is terminated for cause, the executive officer will be entitled to reimbursement by us for any U.S. federal or state income taxes paid by the executive officer with respect to the fair market value of the corresponding Class B units or Class C units from which such forfeited shares were converted in connection with the corporate conversion as of the grant date as reported by the executive officer pursuant to his or her election under Section 83 of the Internal Revenue Code.

Director Compensation

We do not pay any director compensation to our employee directors and Sponsor-affiliated directors. We pay a cash retainer to our non-employee directors (other than Sponsor-affiliated directors) for serving as directors and an additional cash payment for serving as a committee member or committee chair, and we grant equity-based awards to such directors under the 2009 Stock Plan. During 2010, we awarded 7,500 shares of restricted stock to Mr. Holland and Mr. Davenport and 3,750 shares of restricted stock to Mr. Bierman, reflecting his partial year as a director. The restricted stock awards vest on an annual basis over a three year period from the date of grant.

The following table summarizes all compensation for our non-employee directors (other than Sponsor-affiliated directors) for fiscal year 2010. The employee directors and Sponsor-affiliated directors receive no additional compensation for serving on the Board or its committees and, as a result, are not listed in the table below.

Name	Fees Earned or Paid in Cash(1) ($)	Stock Awards(2) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Earl P. Holland	$60,000	$100,500	$—	$—	—	$—	$160,500
Glenn A. Davenport	$65,000	$100,500	$—	$—	—	$—	$165,500
James L. Bierman	$26,075	$44,625	$—	$—	—	$—	$70,700

(1)	These amounts reflect annual retainer payments. Mr. Bierman’s annual retainer is $70,000 and the amount paid in 2010 reflects a partial year as a director.
(2)	Amount represents the grant date fair value in accordance with the guidance in FASB ASC Topic 718, utilizing assumptions discussed in Note 16 of our consolidated financial statements in our Form 10-K for the year ended December 31, 2010. Each of Messrs. Holland, Davenport and Bierman held 7,500, 7,500 and 3,750 shares of restricted stock which vest annually in equal installments after a three year period, respectively, at fiscal 2010 year-end. Also, each of Messrs. Holland and Davenport held 32,572 fully vested options at fiscal 2010 year-end.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table and accompanying footnotes set forth information regarding the beneficial ownership of our common stock as of February 15, 2011 by: (1) each person known by us to own beneficially more than 5% of our common stock, (2) each of the named executive officers, (3) each of our directors and (4) all of our directors and executive officers as a group.

The amounts and percentages of shares beneficially owned are reported on the basis of SEC regulations governing the determination of beneficial ownership of securities. Under SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage, but not for purposes of computing any other person’s percentage. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest.

As of February 15, 2011, there were 64,538,498 shares of our common stock outstanding.

Name of beneficial owner	Amount and Nature of Beneficial Ownership	Percent of Common Stock Outstanding
Principal Shareholder
Ensemble Parent LLC(1)	44,286,562	68.6%
FMR, LLC(2)	7,476,144	11.6
Directors and Executive Officers
H. Lynn Massingale, M.D(3)	1,164,408	1.8
Greg Roth(4)	788,692	1.2
David P. Jones(5)	378,157	*
Heidi S. Allen(6)	105,049	*
Glenn A. Davenport(7)	85,606	*
Earl P. Holland(8)	65,882	*
James Bierman(9)	3,750	*
Neil P. Simpkins(1)	—	—
Michael A. Dal Bello(1)	—	—
All directors and executive officers as a group (9 persons)(10)	2,591,544	4.0%

*	Less than 1%.
(1)

The address of Ensemble Parent LLC is c/o The Blackstone Group, 345 Park Avenue, New York, New York 10154. Ensemble Parent LLC directly holds 44,286,562 shares of common stock. The membership interests in Ensemble Parent LLC are held by Blackstone Capital Partners IV L.P., Blackstone Capital Partners IV-A L.P., Blackstone Family Investment Partnership IV-A L.P., and Blackstone Participation Partnership IV, L.P. (the “Blackstone Funds”), with the majority of the membership interests held by Blackstone Capital Partners IV L.P. The general partner of Blackstone Capital Partners IV L.P. is Blackstone Management Associates IV L.L.C. (“BMA). BMA has voting and investment power over membership interests held or controlled by each of the Blackstone Funds. The majority of the membership interests in BMA are held by Blackstone Holdings III L.P. The general partner of Blackstone Holdings III L.P. is Blackstone Holdings III GP L.P. The general partner of Blackstone Holdings III GP L.P. is Blackstone Holdings III GP Management L.L.C. The sole member of Blackstone Holdings III GP Management L.L.C. is The Blackstone Group L.P. The general partner of The Blackstone Group L.P. is Blackstone Group Management L.L.C. Blackstone Group Management L.L.C. is controlled by Mr. Schwarzman, its founder. Mr. Simpkins is a member of Blackstone Management Associates IV L.L.C. and Mr. Dal Bello is an employee of Blackstone

Management Associates IV L.L.C. Each of the Blackstone Funds, BMA and Messrs. Simpkins and Dal Bello disclaim beneficial ownership of any shares of our common stock beneficially owned by Ensemble Parent LLC.

(2)	Based on a Schedule 13G/A filed on February 14, 2011 by FMR, LLC, whose address is 82 Devonshire Street, Boston, Massachusetts 02109, these shares were reported to be beneficially owned by Fidelity Management & Research Company, Pyramis Global Advisors, LLC, Pyramis Global Advisors Trust Company and FIL Limited.
(3)	Includes 15,401 directly held shares of common stock; 233,944 shares held by a trust of which he is the trustee and sole vested beneficiary, 167,258 shares of common stock held by a trust of which his spouse is the trustee and sole beneficiary; 308,914 shares held by a limited liability company of which he and his spouse are members; and 438,891 shares issuable upon the exercise of options, which he has the right to acquire within 60 days of February 15, 2010.
(4)	Shares beneficially owned by Mr. Roth include 8,406 unvested restricted shares and 500,783 shares issuable upon the exercise of options, which he has the right to acquire within 60 days of February 15, 2011.
(5)	Shares beneficially owned by Mr. Jones include 8,406 unvested restricted shares and 191,257 shares issuable upon the exercise of options, which he has the right to acquire within 60 days of February 15, 2011.
(6)	Shares beneficially owned by Ms. Allen include 11,684 unvested restricted shares and 80,213 shares issuable upon the exercise of options, which she has the right to acquire within 60 days of February 15, 2011.
(7)	Shares beneficially owned by Mr. Davenport include 7,500 unvested restricted shares and 32,572 shares issuable upon the exercise of options, which he has the right to acquire within 60 days of February 15, 2011.
(8)	Shares beneficially owned by Mr. Holland include 7,500 unvested restricted shares and 32,572 shares issuable upon the exercise of options, which he has the right to acquire within 60 days of February 15, 2011.
(9)	Shares beneficially owned by Mr. Bierman include 3,750 unvested restricted shares.
(10)	Excludes beneficial ownership disclaimed by the Blackstone directors for purposes of this calculation.

Equity Compensation Plan Information

The following table provides information about our equity compensation plans as of December 31, 2010:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plan approved by security holders	6,946,616	$13.80	7,110,018
Equity compensation plan not approved by security holders	—	—	—

Total	6,946,616		7,110,018

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

The Board has adopted a written Related Person Transaction Policy to assist it in reviewing, approving and monitoring related person transactions and to assist us in the preparation of related disclosures required by the SEC. This Related Person Transaction Policy supplements our other policies that may apply to transactions with related persons, such as the Corporate Governance Guidelines and our Code of Conduct.

The Related Person Transaction Policy provides that all related person transactions covered by the Policy are prohibited, unless approved or ratified by any committee of the Board composed solely of independent directors who are disinterested or by the disinterested members of the Board. A Related Party (as defined as any person described in paragraph (a) of Item 404 of Regulation S-K and as under the Related Person Transaction Policy) must disclose to any Committee of the Board composed solely of independent directors or to the disinterested members of the Board, as appropriate, any Related Party Transaction in which the Company was or is to be a participant and the amount involved exceeds $120,000 and in which such Related Party had or will have a direct or indirect material interest and all material facts with respect thereto.

Stockholders’ Agreement

We entered into a stockholders’ agreement in 2009 that granted our Sponsor, through Ensemble Parent LLC (and its permitted assigns), the right to designate directors to our Board as follows: (i) at least a majority of the total number of directors comprising our Board at such time as long as our Sponsor and its affiliates and/or permitted assigns, directly or indirectly, collectively beneficially owns 50% or more of the voting power of all shares of our capital stock entitled to vote generally in the election of our directors; (ii) 40% of the total number of directors comprising our Board at such time as long as our Sponsor and its affiliates and/or permitted assigns, directly or indirectly, collectively beneficially owns 40% or more of the voting power of all shares of our capital stock entitled to vote generally in the election of our directors; (iii) 30% of the total number of directors comprising our Board at such time as long as our Sponsor and its affiliates and/or permitted assigns, directly or indirectly, collectively beneficially owns 30% or more of the voting power of all shares of our capital stock entitled to vote generally in the election of our directors; (iv) 20% of the total number of directors comprising our Board at such time as long as our Sponsor and its affiliates and/or permitted assigns, directly or indirectly, collectively beneficially owns 20% or more of the voting power of all shares of our capital stock entitled to vote generally in the election of our directors; and (v) 10% of the total number of directors comprising our Board at such time as long as our Sponsor and its affiliates and/or permitted assigns, directly or indirectly, collectively beneficially owns 5% or more of the voting power of all shares of our capital stock entitled to vote generally in the election of our directors. For purposes of calculating the number of directors that Ensemble Parent LLC and its affiliates and/or permitted assigns are entitled to designate pursuant to the formula outlined above, any fractional amounts would be rounded up to the nearest whole number and the calculation would be made on a pro forma basis, taking into account any increase in the size of our Board (e.g., one and one quarter (1 1/4) directors shall equate to two (2) directors). In addition, our Sponsor, through Ensemble Parent LLC, shall have the right to remove and replace its director-designees at any time and for any reason and to designate any individual(s) to fill any such vacancies.

Registration Rights Agreement

We entered into a registration rights agreement in 2009 with Ensemble Parent LLC and the members of management who previously owned Class A units. Pursuant to this registration rights agreement, our Sponsor, through Ensemble Parent LLC, will have an unlimited number of demand registration rights, which, when and if exercised, will require us to register the shares of common stock beneficially owned by them with the SEC for sale by them to the public. We are not obligated to file a registration statement relating to any request to register shares pursuant to such demand registration rights within a period of 180 days after the effective date of any other registration statement we file pursuant to such demand registration rights (including the registration statement in connection with our initial public offering). In addition, in the event that we are registering additional shares of common stock for sale to the public in connection with any such demand registration, we are required to give notice of such registration to all members of management who received shares of common stock in exchange for the Class A units formerly held by them in the corporation conversion, and such persons have piggyback registration rights providing them the right to have us include the shares of common stock owned by them in any such registration. In each such event, we are required to pay the registration expenses. We filed a registration statement on Form S-3 on February 18, 2010 pursuant to our Sponsor’s exercise of its demand registration right.

Amended and Restated Transaction and Monitoring Fee Agreement

Prior to our initial public offering, an affiliate of our Sponsor (which we refer to herein as the “Advisor”) entered into an amended and restated transaction and monitoring fee agreement with us relating to certain monitoring, advisory and consulting services that the Advisor provided to us. We paid a monitoring fee of $3.5 million in 2009, of which $0.1 million was recognized as expense in 2010. In connection with our initial public offering in 2009, the Advisor received, in lieu of payment of the ongoing monitoring fee, a lump sum payment of approximately $32.7 million in aggregate to terminate the monitoring agreement. As a result, the Advisor no longer provides monitoring services and we no longer pay the monitoring fees.

Core Trust Purchasing Group Participation Agreement

On November 20, 2006, we entered into a participation agreement (“participation agreement”) with Core Trust Purchasing Group (“CPG”) designating CPG as exclusive agent for the purchase of certain indirect products and services. CPG is a “group purchasing organization” which secures from vendors pricing terms for goods and services that are believed to be more favorable than participants could obtain for themselves on an individual basis. Under the participation agreement we must purchase 80% of the requirements of our participating locations for core categories of specified products and services, through CPG or CPG may terminate the contract. In connection with purchases by its participants (including us), CPG receives a commission from the vendor in respect of purchases. Although CPG is not affiliated with Blackstone, in consideration for Blackstone’s facilitating participation generally by its portfolio companies with CPG and monitoring the services CPG provides to such portfolio companies, CPG generally remits a portion of the commissions received from vendors in respect of such purchases to an affiliate of Blackstone. However, since we are a supplier of outsourced healthcare services, our purchases made under the participation agreement do not result in any commissions being paid to Blackstone.

Director Independence and Independence Determinations

Under our Corporate Governance Guidelines and NYSE rules, a director is not independent unless the Board affirmatively determines that he or she does not have a direct or indirect material relationship with the Company or any of its subsidiaries.

The Board has established categorical standards of director independence to assist it in making independence determinations. These standards (which are included as an annex in our Corporate Governance Guidelines) set forth certain relationships between the Company and the directors and their immediate family members, or entities with which they are affiliated, that the Board, in its judgment, has determined to be material or immaterial in assessing a director’s independence. The Board’s policy is to review the independence of all directors at least annually.

In the event a director has a relationship with the Company that is relevant to his or her independence and is not addressed by the categorical independence standards, the Board will determine in its judgment whether such relationship is material.

The Nominating Committee of the Board undertook its annual review of director independence and made a recommendation to our Board of its findings. As a result of this review, our Board affirmatively determined that each of Messrs. Holland, Davenport and Bierman is independent under the categorical standards for director independence set forth in the Corporate Governance Guidelines. Messrs. Roth, Simpkins and Dal Bello and Dr. Massingale are not considered to be independent directors as a result of their employment with the Company or their affiliation with our Sponsor.

Our Board has also determined that Messrs. Holland, Davenport and Bierman are “independent” for purposes of Section 303A of the Listed Company Manual of the New York Stock Exchange and Section 10A(m)(3) of the Exchange Act.

Item 14.	Principal Accounting Fees and Services

The following table presents fees for professional services rendered by Ernst & Young LLP for the audit of our financial statements for 2010 and 2009 and fees billed for other services rendered by Ernst & Young LLP for those periods:

	2010	2009
Audit fees(1)	$730,135	$607,462
Audit-related fees(2)	17,000	792,518
Tax fees(3)	85,100	4,350
All other fees(4)	1,995	1,995

Total:	$834,230	$1,406,325

(1)	Includes the aggregate fees recognized in each of the last two fiscal years for professional services rendered by Ernst & Young LLP for the audit of the Company’s annual financial statements and the review of financial statements included in Forms 10-Q and Forms 10-K. The fees are for services that are normally provided by Ernst & Young LLP in connection with statutory or regulatory filings or engagements.
(2)	Includes fees billed for services performed by Ernst & Young LLP that are related to the Company’s SEC filings, responses to SEC comment letters and other research and consultation services.
(3)	Includes the aggregate fees recognized in each of the last two fiscal years for professional services rendered by Ernst & Young LLP for tax compliance, tax advice and tax planning.
(4)	Includes the aggregate fees recognized in each of the last two fiscal years for products and services provided by Ernst & Young LLP, other than those services described above.

The Audit Committee considered whether providing the non-audit services shown in this table was compatible with maintaining Ernst & Young LLP’s independence and concluded that it was.

Consistent with SEC policies regarding auditor independence and the Audit Committee’s charter, the Audit Committee has responsibility for engaging, setting compensation for and reviewing the performance of the independent registered public accounting firm. In exercising this responsibility, the Audit Committee preapproves all audit and permitted non-audit services provided by any independent registered public accounting firm prior to each engagement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)

(3) Exhibits

See Exhibit Index following this report, which is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

TEAM HEALTH HOLDINGS, INC.

By:	/s/ DAVID P. JONES
David P. Jones Executive Vice President and Chief Financial Officer

Date: February 28, 2011

EXHIBIT INDEX

2.1	Merger Agreement by and among Team Health Holdings, LLC, Team Health, Inc., Team Finance LLC, Team Health MergerSub, Inc., Ensemble Parent LLC, and Ensemble Acquisition LLC, dated as of October 11, 2005 (incorporated by reference to Exhibit 2.1 of the Registration Statement on Form S-4 (File No. 333-132495) filed by the Company on March 16, 2006)

3.1	Certificate of Incorporation of Team Health Holdings, Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed by the Company on December 12, 2009)

3.2	By-laws of Team Health Holdings, Inc. (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K, filed by the Company on December 12, 2009)

4.5	Stockholders Agreement of Team Health Holdings, Inc., dated as of December 15, 2009 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K, filed by the Company on December 12, 2009)

4.6	Registration Rights Agreement of Team Health Holdings, Inc. (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K, filed by the Company on December 12, 2009)

10.1	Credit Agreement, dated as of November 23, 2005, by and among Team Finance LLC, Team Health Holdings, LLC, JPMorgan Chase Bank, N.A., each Lender from time to time party thereto and Lehman Brothers Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-4 (File No. 333-132495) filed by Team Finance LLC on March 16, 2006)

10.2	Amendment No. 1, dated as of April 5, 2007, to the Credit Agreement, dated as of November 23, 2005 by and among Team Finance LLC, Team Health Holdings, LLC, JPMorgan Chase Bank, N.A. and each Lender from time to time party thereto (incorporated by reference to Exhibit 10.14 of The Quarterly Report on Form 10-Q (File No. 333-132495) filed by Team Finance LLC for the quarterly period ended March 31, 2007)*

10.3	Amendment No. 2, dated as of December 11, 2009, to the Credit Agreement, dated as of November 23, 2005 by and among Team Finance LLC, Team Health Holdings, LLC, JPMorgan Chase Bank, N.A. and each Lender from time to time party thereto (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed by the Company on December 24, 2009)

10.4	Lease Agreement, dated August 27, 1992, between Med: Assure Systems and Winston Road Properties (incorporated by reference to Exhibit 10.6 of the Registration Statement on Form S-4 (File No. 333-132495) filed Team Finance LLC on March 16, 2006)

10.5	Lease Agreement, dated August 27, 1999, between Americare Medical Services, Inc. and Winston Road Properties (incorporated by reference to Exhibit 10.7 of the Registration Statement on Form S-4 (File No. 333-132495) filed by Team Finance LLC on March 16, 2006)

10.6	Team Health, Inc. Non-Qualified Supplemental Executive Retirement Plan dated as of January 1, 2004 (incorporated by reference to Exhibit 10.9 of the Registration Statement on Form S-4 (File No. 333-132495) filed by Team Finance LLC on March 16, 2006)*

10.8	Amended and Restated Transaction and Monitoring Fee Agreement between Team Health Holdings, LLC and Blackstone Management Partners IV LLC, dated March 7, 2006 (incorporated by reference to Exhibit 10.12 of the Registration Statement on Form S-4 (File No. 333-132495) filed by Team Finance LLC on March 16, 2006)

10.9	Amendment No. 1 to the Amended and Restated Transaction and Monitoring Fee Agreement between Team Health Holdings, LLC and Blackstone Management Partners IV LLC, dated December 1, 2009 (incorporated by reference to Exhibit 10.7 of the Registration Statement on Form S-1 (File No. 333-162347) filed by the Company on December 3, 2009)

10.10	Participation Agreement, dated as of November 27, 2006 between Team Health, Inc. and Core Trust Purchasing Group (incorporated by reference to Exhibit 10.21 of the Registration Statement on Form S-1 (File No. 333-162347) filed by the Company on November 17, 2009)

10.12	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.11 of the Registration Statement on Form S-1 (File No. 333-162347) filed by the Company on December 3, 2009)*

10.13	Team Health Holdings, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.12 of the Registration Statement on Form S-1 (File No. 333-162347) filed by the Company on December 3, 2009)*

10.13	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.9 of the Registration Statement on Form S-1 (File No. 333-162347) filed by the Company on October 6, 2009)*

10.14	Amended and Restated Team Health Holdings, Inc. Annual Management Incentive Program (incorporated by reference to Exhibit 10.13 of the Registration Statement on Form S-1 (File No. 333-162347) filed by the Company on December 3, 2009)*

10.15	Amended and Restated Employment Agreement, dated November 25, 2009, between Team Health, Inc. and Dr. Massingale (incorporated by reference to Exhibit 10.1 of Team Finance LLC’s Current Report on Form 8-K (File No. 333-132495) dated November 25, 2009)*

10.16	Amended and Restated Employment Agreement, dated November 25, 2009, between Team Health, Inc. and Gregory S. Roth (incorporated by reference to Exhibit 10.2 of Team Finance LLC’s Current Report on Form 8-K (File No. 333-132495) dated November 25, 2009)*

10.17	Amended and Restated Employment Agreement, dated November 25, 2009, between Team Health, Inc. and David P. Jones (incorporated by reference to Exhibit 10.3 of Team Finance LLC’s Current Report on Form 8-K (File No. 333-132495) dated November 25, 2009)*

10.18	Amended and Restated Employment Agreement, dated November 25, 2009, between Team Health, Inc. and Heidi Solomon Allen (incorporated by reference to Exhibit 10.4 of Team Finance LLC’s Current Report on Form 8-K (File No. 333-132495) dated November 25, 2009)*

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K filed by the Company on February 8, 2011)

23.1	Consent of Ernst & Young LLP (incorporated by reference to Exhibit 23.1 to the Annual Report on Form 10-K filed by the Company on February 8, 2011)

31.1	Certification by Greg Roth for Team Health Holdings, Inc. dated February 8, 2011, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 to the Annual Report on Form 10-K filed by the Company on February 8, 2011)

31.2	Certification by David P. Jones for Team Health Holdings, Inc. dated February 8, 2011 as required by Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 to the Annual Report on Form 10-K filed by the Company on February 8, 2011)

31.3	Certification by Greg Roth for Team Health Holdings, Inc. dated February 8, 2011, as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification by David P. Jones for Team Health Holdings, Inc. dated February 8, 2011 as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Greg Roth for Team Health Holdings, Inc. dated February 8, 2011, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Annual Report on Form 10-K filed by the Company on February 8, 2011)

32.2	Certification by David P. Jones for Team Health Holdings, Inc. dated February 8, 2011, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to the Annual Report on Form 10-K filed by the Company on February 8, 2011)

*	Management contracts or compensatory plans or arrangements