Form 10-Q
period 2011-03-31
TEAM HEALTH HOLDINGS INC.
filed 2011-05-03
CIK 1082754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2011

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

As of April 29, 2011, there were outstanding 64,863,220 shares of common stock of Team Health Holdings, Inc, with a par value of $.01.

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

TEAM HEALTH HOLDINGS, INC.

QUARTERLY REPORT FOR THE THREE MONTHS

ENDED MARCH 31, 2011

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

TEAM HEALTH HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2010	March 31, 2011
	(Unaudited) (In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$30,337	$49,153
Accounts receivable, less allowance for uncollectibles of $194,833 and $220,481 in 2010 and 2011, respectively	241,238	258,490
Prepaid expenses and other current assets	21,211	20,024
Receivables under insured programs	15,492	15,812
Income tax receivable	2,179	—

Total current assets	310,457	343,479
Investments of insurance subsidiary	87,781	89,507
Property and equipment, net	35,159	34,177
Other intangibles, net	63,739	59,891
Goodwill	207,782	207,782
Deferred income taxes	35,474	31,537
Receivables under insured programs	28,639	27,848
Other	38,706	37,942

	$807,737	$832,163

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$18,556	$14,897
Accrued compensation and physician payable	131,043	130,399
Other accrued liabilities	100,318	103,002
Income tax payable	—	5,174
Current maturities of long-term debt	4,250	4,250
Deferred income taxes	38,438	40,975

Total current liabilities	292,605	298,697
Long-term debt, less current maturities	399,500	398,438
Other non-current liabilities	166,985	160,686
Shareholders’ equity (deficit):
Common stock, ($0.01 par value; 100,000 shares authorized, 64,489 and 64,743 shares issued and outstanding at December 31, 2010 and March 31, 2011, respectively)	645	647
Additional paid-in capital	516,468	520,165
Accumulated deficit	(569,371)	(547,734)
Accumulated other comprehensive gain	905	1,264

Shareholders’ deficit	(51,353)	(25,658)

	$807,737	$832,163

See accompanying notes to consolidated financial statements.

TEAM HEALTH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2010	2011
	(Unaudited)
	(In thousands, except per share data)
Net revenue	$631,966	$719,134
Provision for uncollectibles	267,501	306,640

Net revenue less provision for uncollectibles	364,465	412,494
Cost of services rendered (exclusive of depreciation and amortization shown separately below)
Professional service expenses	282,824	313,650
Professional liability costs	5,937	14,739
General and administrative expenses	30,801	38,137
Other income, net	(62)	(548)
Depreciation and amortization	6,415	6,899
Interest expense, net	5,763	3,277
Transaction costs	65	154
Loss on extinguishment of debt	14,862	—

Earnings before income taxes	17,860	36,186
Provision for income taxes	6,962	14,550

Net earnings	$10,898	$21,636

Net earnings per share
Basic	$0.17	$0.34
Diluted	$0.17	$0.33
Weighted average shares outstanding
Basic	63,920	64,475
Diluted	64,529	65,593

See accompanying notes to consolidated financial statements.

TEAM HEALTH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months Ended March 31,
	2010	2011
	(Unaudited)
	(In thousands)
Operating Activities
Net earnings	$10,898	$21,636
Adjustments to reconcile net earnings:
Depreciation and amortization	6,415	6,899
Amortization of deferred financing costs	537	456
Employee equity-based compensation expense	204	606
Provision for uncollectibles	267,501	306,640
Deferred income taxes	6,449	6,225
Loss on extinguishment of debt	3,837	—
Loss on disposal of equipment	3	18
Loss on assets held for sale	—	20
Equity in joint venture income	(525)	(540)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(280,117)	(323,892)
Prepaids and other assets	(1,771)	1,897
Income tax accounts	(24)	7,402
Accounts payable	(4,643)	(3,517)
Accrued compensation and physician payable	(18,306)	83
Other accrued liabilities	1,534	1,174
Professional liability reserves	(2,676)	2,698

Net cash (used in) provided by operating activities	(10,684)	27,805

Investing Activities
Purchases of property and equipment	(1,189)	(2,202)
Sale of property and equipment	—	90
Cash paid for acquisitions, net	(4,159)	(6,870)
Purchases of investments by insurance subsidiary	(9,876)	(16,215)
Proceeds from investments by insurance subsidiary	8,052	14,177

Net cash used in investing activities	(7,172)	(11,020)

Financing Activities
Payments on notes payable	(1,062)	(1,062)
Payments on 11.25% senior subordinated notes	(157,502)	—
Proceeds from revolving credit facility	56,000	—
Payments on revolving credit facility	(56,000)	—
Proceeds from sale of common shares	21,769	—
Proceeds from exercise of stock options	—	3,559
Stock issuance costs	—	(466)

Net cash (used in) provided by financing activities	(136,795)	2,031

Net (decrease) increase in cash	(154,651)	18,816
Cash and cash equivalents, beginning of period	170,331	30,337

Cash and cash equivalents, end of period	$15,680	$49,153

Interest paid	$6,551	$4,334

Taxes paid	$593	$968

See accompanying notes to consolidated financial statements.

TEAM HEALTH HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Organization and Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Team Health Holdings, Inc. (“the Company”) and its wholly owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items) necessary for a fair presentation of results for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. The consolidated balance sheet of the Company at December 31, 2010 has been derived from the audited financial statements at that date, but does not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. These financial statements and the notes thereto should be read in conjunction with the December 31, 2010 audited consolidated financial statements and the notes thereto included in our annual report on Form 10-K for fiscal 2010 filed with the SEC.

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements and notes. Actual results could differ from those estimates.

Note 2. Secondary Offering

The Company completed a secondary offering of common stock in March of 2011. The 8,830,000 secondary shares in aggregate were sold by the Company’s principal shareholder, Ensemble Parent LLC, an investment fund affiliated with The Blackstone Group L. P. and its chief financial officer. The Company did not receive any proceeds from the sale of shares in the offering.

Note 3. Recently Issued Accounting Standards

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update “ASU” No. 2010-06, “Improving Disclosures about Fair Value Measurements” (ASU 2010-06). ASU 2010-06 amends Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures” (ASC Topic 820) to require a number of additional disclosures regarding fair value measurements, including the requirement that companies disclose the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers. ASU 2010-06 also provided clarification on the requirement that companies are required to provide fair value measurement disclosures for each class of assets and liabilities. In accordance with the first quarter 2010 effective date, the newly required disclosures have been reflected in the accompanying notes to these consolidated financial statements.

In December 2010, the FASB issued ASU 2010-28, “Intangible –Goodwill and Other (Topic 350): When to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts.” This update requires an entity to perform all steps in the test for a reporting unit whose carrying value is zero or negative if it is more likely than not (more than 50%) that a goodwill impairment exists based on qualitative factors, resulting in the elimination of an entity’s ability to assert that such a reporting unit’s goodwill is not impaired and additional testing is not necessary despite the existence of qualitative factors that indicate otherwise. These changes became effective for the Company beginning January 1, 2011. The adoption of this ASU did not have a material impact on the Company’s financial statements.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of supplementary pro forma information for business combinations.” This update changes the disclosure of pro forma information for business combinations. These changes clarify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. Also, the existing supplemental pro forma disclosure requirements were expanded to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. These changes became effective for the Company beginning January 1, 2011. This update could have an impact on the Company’s disclosures for future business combinations but the effect is dependent upon acquisitions that are made in such periods.

Note 4. Acquisitions

In March 2010, the Company completed the acquisitions of certain assets and related business operations of two emergency medical staffing businesses and clinics located in Virginia, Rhode Island and Florida. In August 2010, the Company completed the acquisition of certain assets and related business operations of an emergency medical staffing business located in Oklahoma and Kansas. The purchase price for these acquisitions was allocated in accordance with the provisions of ASC Topic 805, “Business Combinations” to net assets acquired, including goodwill of $42.1 million (all of which is tax deductible goodwill) and contract intangibles of approximately $22.2 million, based on management’s estimates.

The results of operations of the acquired businesses have been included in the Company’s consolidated financial statements beginning on the respective acquisition dates.

In April 2011, the Company announced it had entered into an agreement to acquire certain assets of a medical staffing group that provides emergency department staffing services to a hospital located in Alabama. Under the terms of the agreement, the Company began providing staffing services for this hospital that cares for approximately 70,000 patients annually in late April 2011. The results of operations for this acquisition will be included in the Company’s consolidated financial statements once services commence.

Note 5. Radiology Operations

During the fourth quarter of 2010, the Company completed a strategic review of its radiology operations, including past performance and future growth opportunities and based upon the review, concluded that the existing business model of providing teleradiology and radiology staffing services was not a viable long term strategy and could not consistently meet internal growth targets. As a result of this review, the Company made a decision to exit this non-core business line. This process was essentially completed during the first quarter of 2011 with the sale of its teleradiology business. For the three months ended March 31, 2010 and 2011 the radiology division generated approximately $3.0 million and $2.2 million of net revenue less provision, respectively.

Note 6. Fair Value Measurements

The Company applies the provisions of FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” in determining the fair value of its financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements but rather applies to all other accounting pronouncements that require or permit fair value measurements.

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

The following table provides information on those assets and liabilities the Company currently measures at fair value on a recurring basis (in thousands):

	Carrying Amount In Consolidated Balance Sheet March 31, 2011	Fair Value March 31, 2011	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3
Investments of insurance subsidiary:
Money market funds	$6,960	$6,960	$6,960	$—	$—
U. S. Treasury securities	13,544	13,544	13,544	—	—
Municipal bonds	53,188	53,188	53,188	—	—
Agency notes	15,815	15,815	15,815	—	—

Total investments of insurance subsidiary	$89,507	$89,507	$89,507	$—	$—

Supplemental employee retirement plan investments:
Mutual funds	$13,368	$13,368	$13,368	$—	$—

The fair values of the Company’s insurance subsidiary investments and the Company’s supplemental employee retirement investments are based on quoted prices. See Note 8 for more information regarding the Company’s investments. The fair value of the Company’s other financial instruments approximates their carrying values.

Note 7. Financial Derivative Instruments

The Company at times may utilize derivative financial instruments to reduce interest rate risks. The Company does not hold or issue derivative financial instruments for trading purposes. As of December 31, 2010, the Company was a party to three separate forward interest rate swap agreements. These agreements which expired in the first quarter of 2011 were determined to be highly effective and qualified for hedge accounting; therefore, the changes in fair value of the interest rate swaps, net of tax, were recorded as a component of other comprehensive earnings. Following the expiration of these agreements, no asset or liability existed as of March 31, 2011.

The following table presents the location of the liabilities associated with the Company’s interest rate swap agreements within the accompanying consolidated Balance Sheets (in thousands):

	Balance Sheet Location	Asset Derivatives		Liability Derivatives
		Fair Value at December 31, 2010	Fair Value at March 31, 2011	Fair Value at December 31, 2010	Fair Value at March 31, 2011
Derivatives designated as hedging:
Interest rate swap contracts	Other current liabilities	$—	$—	$921	$—

The following table presents the impact of the Company’s interest rate swap agreements and their location within the accompanying consolidated financial statements (in thousands):

	Amount of (Gain) Loss Recognized in Other Comprehensive Income on Derivative (Effective Portion)				Amount of (Gain) Loss Reclassified from Other Comprehensive Income into Income (Effective Portion)		Amount of (Gain) Loss Recognized in Income on Derivative (Ineffective Portion)
	Three months Ended March 31,				Three months Ended March 31,		Three months Ended March 31,
	2010		2011		2010	2011	2010	2011
Interest rate swap contracts	$(271	)(a)	$(562	)(a)	$—	$—	$—	$—

(a)	Amount is net of tax.

Note 8. Investments

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

At December 31, 2010 and March 31, 2011, amortized cost basis and aggregate fair value of the Company’s available-for-sale securities by investment type were as follows (in thousands):

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2010
Money market funds	$1,931	$—	$—	$1,931
Treasury	14,226	151	(51)	14,326
Municipal bonds	50,957	2,225	(228)	52,954
Agency notes	18,415	214	(59)	18,570

	$85,529	$2,590	$(338)	$87,781

March 31, 2011
Money market funds	$6,960	$—	$—	$6,960
U. S. Treasury securities	13,529	111	(96)	13,544
Municipal bonds	51,338	2,092	(242)	53,188
Agency notes	15,738	141	(64)	15,815

	$87,565	$2,344	$(402)	$89,507

At December 31, 2010 and March 31, 2011, the amortized cost basis and aggregate fair value of the Company’s available-for-sale securities by contractual maturities were as follows (in thousands):

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2010
Due in less than one year	$15,867	$179	$(18)	$16,028
Due after one year through five years	29,045	691	(90)	29,646
Due after five years through ten years	40,617	1,720	(230)	42,107

Total	$85,529	$2,590	$(338)	$87,781

March 31, 2011
Due in less than one year	$17,184	$97	$(21)	$17,260
Due after one year through five years	29,311	662	(96)	29,877
Due after five years through ten years	41,070	1,585	(285)	42,370

Total	$87,565	$2,344	$(402)	$89,507

A summary of the Company’s temporarily impaired available-for-sale investment securities as of March 31, 2011 follows (in thousands):

	Impaired Less Than 12 Months		Impaired Over 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2011
Money market funds	$—	$—	$—	$—	$—	$—
U. S. Treasury securities	3,887	(96)	—	—	3,887	(96)
Municipal bonds	10,315	(216)	562	(26)	10,877	(242)
Agency notes	6,125	(64)	—	—	6,125	(64)

Total investment	$20,327	$(376)	$562	$(26)	$20,889	$(402)

The unrealized losses resulted from changes in market interest rates, not from changes in the probability of contractual cash flows. Because the Company has the ability and intent to hold the investments until a recovery of carrying value and full collection of the amounts due according to the contractual terms of the investments is expected, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2011.

During the three months ended March 31, 2011, there was no recorded gain or loss on the sale of these investments.

As of March 31, 2011, the investments related to the participant directed supplemental employee retirement plan totaled $13.4 million and are included in other assets in the accompanying consolidated balance sheet. The trading gains and losses on those investments for the three months ended on March 31, 2011 that are still held by the Company as of March 31, 2011 are as follows (in thousands):

Net gains and losses recognized during the three months ended March 31, 2011 on trading securities	$488
Less: net gains and losses recognized during the period on trading securities sold during the three months ended March 31, 2011	26

Unrealized gains and losses recognized on trading securities still held at March 31, 2011	$462

Note 9. Net Revenue

Net revenue for the three months ended March 31, 2010 and 2011 consisted of the following (in thousands):

	Three Months Ended March 31,
	2010	2011
Fee-for-service revenue	$518,252	$603,733
Contract revenue	106,940	108,477
Other revenue	6,774	6,924

	$631,966	$719,134

Note 10. Other Intangible Assets

The following is a summary of intangible assets and related amortization as of December 31, 2010 and March 31, 2011 (in thousands):

	Gross Carrying Amount	Accumulated Amortization
As of December 31, 2010:
Contracts	$99,394	$36,327
Other	840	168

Total	$100,234	$36,495

As of March 31, 2011:
Contracts	$92,814	$33,553
Other	840	210

Total	$93,654	$33,763

Aggregate amortization expense:
For the three months ended March 31, 2011		$3,848

Estimated amortization expense:
For the remainder of the year ended December 31, 2011		$11,544
For the year ended December 31, 2012		14,961
For the year ended December 31, 2013		13,347
For the year ended December 31, 2014		10,922
For the year ended December 31, 2015		7,146

Note 11. Long-Term Debt

Long-term debt as of March 31, 2011 consisted of the following (in thousands):

Term Loan Facility	$402,688
Revolving line of credit	—

Less current portion	(4,250)

$398,438

Outstanding term loan borrowings under the senior credit term loan facility mature on November 23, 2012. The interest rate on the Company’s outstanding term loan facility is equal to the euro dollar rate plus 2.0% or the agent bank’s base rate plus 1.0%. The interest rate at March 31, 2011 was 2.31% for amounts outstanding under the term loan facility.

The commitments under the revolving line of credit expire on August 23, 2012. The interest rate for any revolving credit facility borrowings is based on a grid that is based on the consolidated ratio of total funded debt less unrestricted cash on the balance sheet to earnings before interest, taxes, depreciation and amortization, all as set forth in the credit agreement. As of March 31, 2011, the interest rate for borrowings under the revolving credit facility was equal to the euro dollar rate plus 2.0% or the agent bank’s base rate plus 1.0%. In addition, the Company pays a commitment fee for the revolving credit facility which is equal to 0.5% of the commitment at March 31, 2011. The total available borrowings under the revolving credit facility was $125.0 million as of March 31, 2011, excluding $7.1 million of standby letters of credit. No borrowings under the revolving credit facility were outstanding as of March 31, 2011.

Aggregate annual maturities of long-term debt as of March 31, 2011 are as follows (in thousands):

2011	$4,250
2012	398,438

The fair value of the Company’s debt is estimated using quoted market prices when available. When quoted market prices are not available, fair value is estimated based on current market interest rates for debt with similar maturities.

The fair value of the Company’s debt was $400.2 million and $403.2 million at December 31, 2010 and March 31, 2011, respectively. The financial statement carrying value was $403.8 million and $402.7 million at December 31, 2010 and March 31, 2011, respectively.

Note 12. Professional Liability Insurance

The Company’s professional liability loss reserves consisted of the following (in thousands):

	December 31, 2010	March 31, 2011
Estimated losses under self-insured programs	$150,306	$153,003
Estimated losses under commercial insurance programs	44,131	43,660

	194,437	196,663
Less estimated payable within one year	59,779	64,425

	$134,658	$132,238

The changes to the Company’s estimated losses under self-insured programs as of March 31, 2011 were as follows (in thousands):

Balance, December 31, 2010	$150,306
Reserves related to current period	9,836
Changes related to prior year reserves	—
Payments for current period reserves	(4)
Payments for prior period reserves	(7,135)

Balance, March 31, 2011	$153,003

The Company provides for its estimated professional liability losses through a combination of self-insurance and commercial insurance programs. During the period March 12, 1999 through March 11, 2003, the primary source of the Company’s coverage for such risks was a professional liability insurance policy provided through one insurance carrier. The commercial insurance carrier policy initially included an insured loss limit of $130.0 million. In April 2006, the Company amended the policy with its commercial insurance carrier to provide for an increase in the aggregate limit of coverage based upon certain premium funding levels. As of March 31,

2011, the insured loss limit under the policy was $158.6 million. Losses in excess of the limit of coverage remain as a self-insured obligation of the Company. Beginning March 12, 2003, professional liability loss risks are principally being provided for through self-insurance with a portion of such risks (“claims-made” basis) transferred to and funded into a captive insurance company. The accounts of the captive insurance company are fully consolidated with those of the other operations of the Company in the accompanying consolidated financial statements.

The self-insurance components of our risk management program include reserves for future claims incurred but not reported (“IBNR”). As of December 31, 2010, of the $150.3 million of estimated losses under self-insured programs, approximately $78.3 million represents an estimate of IBNR claims and expenses and additional loss development, with the remaining $72.0 million representing specific case reserves. Of the existing case reserves as of December 31, 2010, $2.6 million represent case reserves that have settled but not yet funded, and $69.4 million reflects unsettled case reserves.

As of March 31, 2011, of the $153.0 million of estimated losses under self insurance programs, approximately $83.0 million represents an estimate of IBNR claims and expenses and additional loss development, with the remaining $70.0 million representing specific case reserves. Of the existing case reserves as of March 31, 2011, $4.7 million represents case reserves that have been settled but not yet funded, and $65.3 million reflects unsettled case reserves.

The Company’s provisions for losses under its self-insurance components are estimated using the results of periodic actuarial studies. Such actuarial studies include numerous underlying estimates and assumptions, including assumptions as to future claim losses, the severity and frequency of such projected losses, loss development factors and others. The Company’s provisions for losses under its self-insured components are subject to subsequent adjustment should future actuarial projected results for such periods indicate projected losses greater or less than previously projected. The Company’s estimated loss reserves under such programs are discounted at approximately 3.3% and 3.6% at December 31, 2010 and March 31, 2011, respectively, which was the current ten year U.S. Treasury rate at each of those dates, which reflects the risk free interest rate over the expected period of claims payments.

The Company’s most recent actuarial valuation was completed in April 2011. As a result of such actuarial valuation, the Company determined that no change was necessary in its reserves for professional liability losses as of March 31, 2011 related to prior year loss estimates. During the first quarter of 2010, the Company realized a $7.2 million reduction in its reserves for professional liability losses associated with prior year loss estimates. Factors contributing to the change in prior year loss estimates included favorable loss development on historical periods between actuarial studies as well as favorable trends in the frequency and severity of claims reported compared to historical trends.

Note 13. Share-based Compensation

2009 Stock Incentive Plan

Purpose. The purpose of the Team Health Holdings, Inc. 2009 Stock Incentive Plan (“2009 Stock Plan”) is to aid in recruiting and retaining key employees, directors, consultants, and other service providers of outstanding ability and to motivate those employees, directors, consultants, and other service providers to exert their best efforts on the behalf the Company and its affiliates by providing incentives through the granting of options, stock appreciation rights and other stock-based awards.

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

The following table summarizes the status of options under the 2009 Stock Plan as of March 31, 2011:

	Shares (in thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Life in Years
Outstanding at beginning of year	6,947	$13.80
Granted	20	15.94
Exercised	(254)	14.01
Expired or forfeited	(25)	12.81

Outstanding at end of period	6,688	$13.80	$24,570	8.8

Exercisable at end of period	4,848	$13.86	$17,533	8.7

Intrinsic value is the amount by which the stock price as of March 31, 2011 exceeds the exercise price of the options. As of March 31, 2011, the Company had approximately $7.2 million of unrecognized compensation expense, net of estimated forfeitures related to unvested options which will be recognized over the remaining requisite service period. Fair value of the options granted in 2011 was based on the grant date fair value as calculated by the Black-Sholes option pricing formula with the following weighted average assumptions: risk-free interest rate of 2.6%, implied volatility of 42.9% and an expected life of the options of 6.25 years. Forfeitures of employee equity-based awards have been historically immaterial to the Company.

The Company has outstanding 18,750 shares of restricted stock which were granted to certain board members during 2010. The issued shares vest annually over a three-year period from the initial grant date. The Company recorded restricted stock expense of $20,000 during the three months ended March 31, 2011 and has $0.2 million of expense remaining to be recognized over the requisite service period for these awards.

A summary of changes in unvested shares of restricted stock for the three months ended March 31, 2011 is as follows:

Shares (in thousands)
Outstanding at beginning of year	115
Granted	—
Vested	(10)
Forfeited and expired	—

Outstanding at March 31, 2011	105

Stock Purchase Plans

In May 2010, the Company’s Board of Directors adopted the 2010 Employee Stock Purchase Plan (“ESPP”) and the 2010 Nonqualified Stock Purchase Plan (“NQSPP”).

The ESPP provides for the issuance of up to 600,000 shares to our employees. All eligible employees are granted identical rights to purchase common stock in each Board authorized offering under the ESPP. Rights granted pursuant to any offering under the ESPP terminate immediately upon cessation of an employee’s employment for any reason. In general, an employee may reduce his or her contribution or withdraw from participation in an offering at any time during the purchase period for such offering. Employees receive a 5% discount on shares purchased under the ESPP. Rights granted under the plan are not transferable and may be exercised only by the person to whom such rights are granted. Offerings will occur every six months in October and April. As of March 31, 2011, contributions under the ESPP totaled $0.4 million. In April 2011, approximately 26,000 shares of the Company’s common stock were issued to plan participants.

The NQSPP provides for the issuance of up to 800,000 shares to our independent contractors. All eligible contractors are granted identical rights to purchase common stock in each Board authorized offering under the NQSPP. Rights granted pursuant to any offering under the NQSPP terminate immediately upon cessation of a contractor’s relationship with the Company for any reason. In general, a contractor may reduce his or her contribution or withdraw from participation in an offering at any time during the purchase period for such offering. Contractors receive a 5% discount on shares purchased under the NQSPP. Rights granted under the NQSPP are not transferable and may be exercised only by the person to whom such rights are granted. Offerings will occur every six months in October and April. As of March 31, 2011, contributions under the NQSPP totaled $0.5 million. In April 2011, approximately 26,000 shares of the Company’s common stock were issued to plan participants.

Note 14. Contingencies

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

Healthcare Reform

The President of the United States and members of the U.S. Congress have enacted significant reforms to the U.S. health care system. On March 23, 2010, the President signed into law The Patient Protection and Affordable Care Act, and on March 30, 2010, the President signed into law The Health Care and Education Reconciliation Act of 2010 (referred to collectively as the “Health Reform Laws”). The Health Reform Laws include a number of provisions that may affect the Company, although the impact of many of the changes will be unknown until they are implemented, which in some cases will not occur for several years. The impact of some of these provisions may be positive, such as increasing access to health benefits for the uninsured and underinsured populations, while other provisions, such as Medicare payment reforms and reductions that could reduce provider payments, may have an adverse effect on the reimbursement rates the Company receives for services provided by affiliated healthcare professionals.

Acquisition Payments

As of March 31, 2011, the Company may have to pay up to $25.3 million in future contingent payments as additional consideration for acquisitions made prior to March 31, 2011. These payments will be made and recorded as additional purchase price or will reduce existing liabilities should the acquired operations achieve the financial targets or certain contract terms as agreed to in the respective acquisition agreements. During the three months ended March 31, 2011, $6.9 million of contingent consideration was paid. No payments were made in the corresponding period of 2010.

Note 15. Comprehensive Earnings

The components of comprehensive earnings, net of related taxes, are as follows (in thousands):

	Three Months Ended March 31,
	2010	2011
Net earnings	$10,898	$21,636
Net change in fair market value of investments	(88)	(203)
Net change in fair market value of interest rate swap	271	562

Comprehensive earnings	$11,081	$21,995

Note 16. Segment Reporting

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

The following table presents financial information for each reportable segment. Depreciation, amortization, management fee and other expenses separately identified in the consolidated statements of operations are included as a reduction to the operating earnings of each segment in each period below (in thousands):

	Three Months Ended March 31,
	2010	2011
Net Revenues less Provision for Uncollectibles:
Healthcare Services	$361,574	$409,452
Billing Services	2,891	3,042

	$364,465	$412,494

Operating Earnings:
Healthcare Services	$49,874	$53,530
Billing Services	627	782
General Corporate	(26,878)	(14,849)

	$23,623	$39,463

Reconciliation of Operating Earnings to Net Earnings:
Operating earnings	$23,623	$39,463
Interest expense, net	5,763	3,277
Provision for income taxes	6,962	14,550

Net earnings	$10,898	$21,636

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

We believe we are one of the largest suppliers of outsourced healthcare professional staffing and administrative services to hospitals and other healthcare providers in the United States, based upon revenues and patient visits. Our regional operating models also include comprehensive programs for inpatient care, anesthesiology, pediatrics and other healthcare services, principally within hospital departments and other healthcare treatment facilities. We have historically focused, however, primarily on providing outsourced services to hospital emergency departments, or EDs, which accounts for the majority of our net revenues.

Factors and Trends that Affect Our Results of Operations

In reading our financial statements, you should be aware of the following factors and trends we believe are important in understanding our financial performance.

General Economic Conditions

The continuation of the current economic conditions may adversely impact our ability to collect for the services we provide as higher unemployment and reductions in commercial managed care and governmental healthcare enrollment may increase the number of uninsured and underinsured patients seeking healthcare at one of our staffed EDs. We could be negatively affected if the federal government or the states reduce funding of Medicare, Medicaid or other federal and state healthcare programs in response to increasing deficits in their budgets. Also, patient volume trends in our hospital EDs could be adversely affected as individuals potentially defer or forego seeking care in such departments due to the loss or reduction of coverage previously available to such individuals under commercial insurance or governmental healthcare programs.

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

Military Healthcare Staffing

We are a provider of healthcare professionals serving military personnel and their dependents in military treatment facilities nationwide administered by the U.S. Department of Defense. Our revenues derived from military healthcare staffing totaled $27.8 million and $19.6 million for the three months ended March 31, 2010 and 2011, respectively. These revenues are generated from contracts that are subject to a competitive bidding process which primarily takes place during the third quarter of each year. A portion of the contracts awarded during the third quarter of 2010 will expire during the course of 2011 and will be subject to a competitive re-bidding and award process. In the event we are unable to retain these expiring contracts, the operations and financial position of our military staffing business could be further negatively impacted.

In addition, the process of awarding military healthcare staffing contracts by the government has shifted in recent years toward an increased bias to award certain contracts to qualified small and minority owned businesses. Although we participate in such small and minority owned business awards to the extent we can serve as a sub-contractor, our revenues from these arrangements are limited compared to an outright contract award, which has been a large contributing factor in the financial performance decline. Approximately 28% and 40% of our military staffing revenue for each of the three months ended March 31, 2010 and 2011, respectively, was derived through subcontracting agreements with small business prime contractors.

In addition, we have been awarded two separate governmental healthcare staffing contracts with estimated annual revenues of $63.0 million that have been under stop work orders. One of the protests has been concluded favorably, and we have been directed by the government to begin staffing services in May 2011. This represents approximately $20.0 million in annualized revenue. The second contract under protest with estimated revenue of $43.0 million continues to be delayed by a stop work order that has remained in place during the government’s re-evaluation of proposals as corrective action. We believe we have provided a very competitive bid and are in a position to resume services under the contract following a new award decision, and, if filed, resolution of any subsequent bid protests challenging that new award decision.

Radiology Operations

During the fourth quarter of 2010, after an analysis of our teleradiology and radiology staffing operations, including past performance and future growth opportunities, we made a decision to exit this non-core business line. This process was essentially completed during the first quarter of 2011 with the sale of the teleradiology practice.

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

There have been no changes to these critical accounting policies or their application during the three months ended March 31, 2011.

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

A significant portion (84% of our net revenue in the three months ended March 31, 2011 and 83% for the year ended December 31, 2010) resulted from fee-for-service patient visits. Fee-for-service revenue represents revenue earned under contracts in which we bill and collect the professional component of charges for medical services rendered by our contracted and employed physicians. Under the fee-for-service arrangements, we bill patients for services provided and receive payment from patients or their third-party payers. Fee-for-service revenue is reported net of contractual allowances and policy discounts. All services provided are expected to result in cash flows and are therefore reflected as net revenue in the financial statements. Fee-for-service revenue is recognized in the period in which the services are rendered to specific patients and reduced immediately for the estimated impact of contractual allowances in the case of those patients having third-party payer coverage. The recognition of net revenue (gross charges less contractual allowances) from such visits is dependent on such factors as proper completion of medical charts following a patient visit, the forwarding of such charts to one of our billing centers for medical coding and entering into our billing systems and the verification of each patient’s submission or representation at the time services are rendered as to the payer(s) responsible for payment of such services. Net revenue is recorded based on the information known at the time of entering of such information into our billing systems as well as an estimate of the net revenue associated with medical charts for a given service period that have not been processed yet into our billing systems. The above factors and estimates are subject to change. For example, patient payer information may change following an initial attempt to bill for services due to a change in payer status. Such changes in payer status have an impact on recorded net revenue due to different payers being subject to different contractual allowance amounts. Such changes in net revenue are recognized in the period that such changes in payer become known. Similarly, the actual volume of medical charts not processed into our billing systems may be different from the amounts estimated. Such differences in net revenue are adjusted in the following month based on actual chart volumes processed.

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

Net revenue less provision for uncollectibles for the three months ended March 31, 2010 and 2011, respectively, consisted of the following (in thousands):

	Three Months Ended March 31,
	2010	2011
Gross fee-for-service charges	$1,178,760	$1,460,601
Unbilled revenue	2,152	4,556
Less: Contractual adjustments	(662,660)	(861,424)

Fee-for-service revenue	518,252	603,733
Contract revenue	106,940	108,477
Other revenue	6,774	6,924

Net revenue	631,966	719,134
Provision for uncollectibles	(267,501)	(306,640)

Net revenue less provision for uncollectibles	$364,465	$412,494

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

The table below summarizes our approximate payer mix as a percentage of fee-for-service volume for the periods indicated:

	Three Months Ended March 31,
	2010	2011
Payer:
Medicare	22.9%	22.7%
Medicaid	26.2	27.6
Commercial and managed care	28.1	26.9
Self pay	20.8	20.9
Other	2.0	1.9

Total	100.0%	100.0%

Accounts Receivable. As described above and below, we determine the estimated value of our accounts receivable based on estimated cash collection run rates of estimated future collections by contract for patient visits under our fee-for-service revenue. Accordingly, we are unable to report the payer mix composition on a dollar basis of our outstanding net accounts receivable. However, a 1% change in the estimated carrying value of our net fee-for-service patient accounts receivable before consideration of the allowance for uncollectible accounts at March 31, 2011 could have an after tax effect of approximately $2.5 million on our financial position and results of operations. Our days revenue outstanding at December 31, 2010 and March 31, 2011 were 56.9 days in both periods. The number of days outstanding will fluctuate over time due to a number of factors. Although there was no net change in days outstanding between periods, a decrease of 4.1 days resulting from an increase in average revenue per day was offset by an increase of 0.3 days associated with an increase in estimated value of contract accounts receivable and an increase of 3.8 days related to the increase in estimated value of fee-for-service accounts. The increase in average revenue per day is primarily attributed to an increase in gross charges, increased pricing with managed care plans and increases in average patient acuity levels. The increase of 3.8 days related to fee-for-service accounts receivable and the increase of 0.3 days associated with the increase of contract accounts receivable are primarily due to timing of cash collections and valuation adjustments recorded in the period. Our allowance for doubtful accounts totaled $220.5 million as of March 31, 2011.

Approximately 99% of our allowance for doubtful accounts is related to gross fees for fee-for-service patient visits. Our principal exposure for uncollectible fee-for-service visits is centered in self-pay patients and, to a lesser extent, for co-payments and deductibles from patients with insurance. While we do not specifically allocate the allowance for doubtful accounts to individual accounts or specific payer classifications, the portion of the allowance associated with fee-for-service charges as of March 31, 2011, was equal to approximately 92% of outstanding self-pay fee-for-service patient accounts.

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

Primary responsibility for collection of fee-for-service accounts receivable resides within our internal billing operations. Once a claim has been submitted to a payer or an individual patient, employees within our billing operations have responsibility for the follow up collection efforts. The protocol for follow up differs by payer classification. For self-pay patients, our billing system will automatically send a series of dunning letters on a prescribed time frame requesting payment or the provision of information reflecting that the balance due is covered by another payer, such as Medicare or a third-party insurance plan. Generally, the dunning cycle on a self pay account will run from 90 to 120 days. At the end of this period, if no collections or additional information is obtained from the patient, the account is no longer considered an active account and is transferred to a collection agency. Upon transfer to a collection agency, the patient account is written-off as a bad debt. Any subsequent cash receipts on accounts previously written off are recorded as a recovery. For non-self pay accounts, billing personnel will follow up and respond to any communication from payers such as requests for additional information or denials until collection of the account is obtained or other resolution has occurred. At the completion of our active collection cycle, we transfer selected patient accounts to external and internal collection agencies under a contingent collection basis. The projected value of future contingent collection proceeds are considered in the estimation of our overall accounts receivable valuation. For contract accounts receivable, invoices for services are prepared in the various operating areas of the Company and mailed to our customers, generally on a monthly basis. Contract terms under such arrangements generally require payment within thirty days of receipt of the invoice. Outstanding invoices are periodically reviewed and operations personnel with responsibility for the customer relationship will contact the customer to follow up on any delinquent invoices. Contract accounts receivable will be considered as bad debt and written-off based upon the individual circumstances of the customer situation after all collection efforts have been exhausted, including legal action if warranted, and it is the judgment of management that the account is not expected to be collected.

Methodology for Computing Allowance for Doubtful Accounts. We employ several methodologies for determining our allowance for doubtful accounts depending on the nature of the net revenue recognized. We initially determine gross revenue for our fee-for-service patient visits based upon established fee schedule prices. Such gross revenue is reduced for estimated contractual allowances for those patient visits covered by contractual insurance arrangements to result in net revenue. Net revenue is then reduced for our estimate of uncollectible amounts. Fee-for-service net revenue less provision for uncollectibles represents our estimated cash to be collected from such patient visits and is net of our estimate of account balances estimated to be uncollectible. The provision for uncollectible fee-for-service patient visits is based on historical experience resulting from approximately eight million annual fee-for-service patient visits. The significant volume of patient visits and the terms of thousands of commercial and managed care contracts and the various reimbursement policies relating to governmental healthcare programs do not make it feasible to evaluate fee-for-service accounts receivable on a specific account basis. Fee-for-service accounts receivable collection estimates are reviewed on a quarterly basis for each of our fee-for-service contracts by period of accounts receivable origination. Such reviews include the use of historical cash collection percentages by contract adjusted for the lapse of time since the date of the patient visit. In addition, when actual collection percentages differ from expected results, on a contract by contract basis, supplemental detailed reviews of the outstanding accounts receivable balances may be performed by our billing operations to determine whether there are facts and circumstances existing that may cause a different conclusion as to the estimate of the collectibility of that contract’s accounts receivable from the estimate resulting from using the historical collection experience. Contract-related net revenue is billed based on the terms of the contract at amounts expected to be collected. Such billings are typically submitted on a monthly basis and aged trial balances prepared. Allowances for estimated uncollectible amounts related to such contract billings are made based upon specific accounts and invoice periodic reviews once it is concluded that such amounts are not likely to be collected. The methodologies employed to compute allowances for doubtful accounts were unchanged between 2010 and 2011.

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

Our commercial insurance policy for professional liability losses for the period March 12, 1999 through March 11, 2003 included insured limits applicable to such coverage in the period. Effective April 2006, we executed an agreement with the commercial insurance provider that issued the policy that ended March 11, 2003 to increase the existing $130.0 million aggregate limit of coverage. Under the terms of the agreement, we will make periodic premium payments to the commercial insurance company and the total aggregate limit of coverage under the policy will be increased by a portion of the premiums paid. We have committed to fund premiums such that the total aggregate limit of coverage under the program remains greater than the paid losses at any point in time. During fiscal year 2010, we funded a total of $2.0 million under this agreement. For the three months ended March 31, 2011, we funded a total of $0.5 million and have agreed to fund additional payments which will be based upon the level of incurred losses relative to the aggregate limit of coverage at that time.

As of March 31, 2011, the current aggregate limit of coverage under this policy is $158.6 million and the estimated loss reserve for claim losses and expenses in excess of the current aggregate limit recorded by the Company was $5.5 million.

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

The underlying information that serves as the foundational basis for making our actuarial estimates of professional liability losses is our internal database of incurred professional liability losses. The Company has captured extensive professional liability loss data going back, in some cases, over twenty years, that is maintained and updated on an ongoing basis by our internal claims management personnel. Our database contains comprehensive incurred loss information for our existing operations as far back as fiscal 1997 (reflecting the initial timeframe in which we migrated to a consolidated professional liability program concurrent with the consummation of several significant acquisitions), and we also possess additional loss data that predates

1997 dates of occurrence for certain of our operations. Loss information reflects both paid and reserved losses incurred when we were covered by outside commercial insurance programs as well as paid and reserved losses incurred under our self insurance program. Because of the comprehensive nature of the loss data and our comfort with the completeness and reliability of the loss data, this is the information that is used in the development of our actuarial loss estimates. We believe this database is one of the largest repositories of physician professional liability loss information available in our industry and provides us and our actuarial consultants with sufficient data to develop reasonable estimates of the ultimate losses under our self insurance program. In addition to the estimated losses, as part of the actuarial process, we obtain revised payment pattern assumptions that are based upon our historical loss and related claims payment experience. Such payment patterns reflect estimated cash outflows for aggregate incurred losses by period based upon the occurrence date of the loss as well as the report date of the loss. Although variances have been observed in the actuarial estimate of ultimate losses by occurrence period between actuarial studies, the estimated payment patterns have shown much more limited variability. We use these payment patterns to develop our estimate of the discounted reserve amounts. The relative consistency of the payment pattern estimates provides us with a foundation in which to develop a reasonable estimate of the discount value of the professional liability reserves based upon the most current estimate of ultimate losses to be paid and the reasonable likelihood of the related cash flows over the payment period. As of December 31, 2010 and March 31, 2011, our estimated loss reserves were discounted at approximately 3.3% and 3.6%, respectively, which was the current ten year U.S. Treasury rate at each of those dates, and which reflects the risk free interest rate over the expected period of claims payments.

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

Based on the results of the actuarial study completed in April 2011, management determined no additional change was necessary in our consolidated reserves for professional liability losses as of March 31, 2011 related to prior year loss estimates.

The following reflects the current reserves for professional liability costs as of March 31, 2011 (in millions) as well as the sensitivity of the reserve estimates at a 75% and 90% confidence level:

As reported	$153.0
At 75% confidence level	$159.0
At 90% confidence level	$172.1

It is not possible to quantify the amount of the change in our estimate of prior year losses by individual fiscal period due to the nature of the professional liability loss estimates that are provided to us on an occurrence period basis and the nature of the coverage that is obtained in the commercial insurance market which is generally underwritten on a claims made or report period basis. Even though we are self insured for a significant portion of our risk, due to customer contracting requirements and state insurance regulations, we still, at times, must place coverage on a claims made or report period basis with commercial insurance carriers. When evaluating the appropriate carrying level of our self insured professional liability reserves, management considers the current estimates of occurrence period loss estimates as well as how such loss estimates and related future claims will interact with previous or current commercial insurance programs when projecting future cash flows. However, the complexity that is associated with multiple occurrence periods interacting with multiple report periods that contain risks and related reserves retained by us, as well as transferred to commercial insurance carriers, makes it impossible to allocate the change in prior year loss estimates to individual occurrence periods. Instead, we evaluate the future expected cash flows for all historical loss periods in the aggregate and compare such estimates to the current carrying value of our professional liability reserves. This process provides the basis for us to conclude that our reserves for professional liability losses are reasonable and properly stated. Management considers the results of actuarial studies when estimating the appropriate level of professional liability reserves and no adjustments to prior year loss estimates were made in periods where updated actuarial loss estimates were not available. The April 2011 actuarial report did not reflect a significant change, at various confidence levels, in the estimated ultimate undiscounted losses by occurrence period for the self-insured loss period from March 12, 2003 through December 31, 2010 or our exposure in excess of the aggregate limit of coverage in place on the commercial insurance program that ended March 12, 2003.

Due to the complexity of the actuarial estimation process, there are many factors, trends and assumptions that must be considered in the development of the actuarial loss estimates, and we are not able to quantify and disclose which specific elements are primarily contributing to the overall favorable development in the revised loss estimates of historical occurrence periods. However, we believe that our internal investments in enhanced risk management and claims management resources and initiatives, such as the employment of additional claims and litigation management personnel and practices, and an expansion of programs such as root cause loss analysis, early claim evaluation, and litigation support for insured providers, as well as the improved legal environment resulting from professional liability tort reform efforts in certain key jurisdictions such as Florida and Texas, have contributed to the favorable trend in loss development estimates noted during the prior year occurrence periods.

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

	Three Months Ended March 31,
	2010	2011
Net revenue less provision for uncollectibles	100.0%	100.0%
Professional service expenses	77.6	76.0
Professional liability costs	1.6	3.6
General and administrative expenses	8.5	9.2
Other income, net	—	(0.1)
Depreciation and amortization	1.8	1.7
Interest expense, net	1.6	0.8
Transaction costs	—	—
Loss on extinguishment of debt	4.1	—

Earnings before income taxes	4.9	8.8
Provision for income taxes	1.9	3.5

Net earnings	3.0%	5.2%

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

Net Revenue. Net revenue in the three months ended March 31, 2011 increased $87.2 million, or 13.8%, to $719.1 million from $632.0 million in the three months ended March 31, 2010. The increase in net revenue resulted primarily from increases in fee-for-service revenue of $85.5 million, contract revenue of $1.5 million and other revenue of $0.2 million. In the three months ended March 31, 2011, fee-for-service revenue was 84.0% of net revenue compared to 82.0% in the same period of 2010, contract revenue was 15.1% of net revenue in 2011 compared to 16.9% in 2010 and other revenue was 1.0% in 2011 compared to 1.1% in 2010. The increase in fee-for-service revenue was primarily a result of a 13.9% increase in total fee-for-service visits and procedures and, to a lesser extent, an increase in estimated collections per visit and procedure. Estimated collections increased due to annual increases in gross charges, managed care pricing, increases in average patient acuity levels, and revenue cycle improvements. The increase in contract revenue was due primarily to the impact of new and acquired contracts, partially offset by declines in our military operations resulting from contracting changes within the military.

Provision for Uncollectibles. The provision for uncollectibles increased $39.1 million, or 14.6%, to $306.6 million in the three months ended March 31, 2011 from $267.5 million in the corresponding period in 2010. The provision for uncollectibles as a percentage of net revenue was 42.6% in the three months ended March 31, 2011 compared with 42.3% in the corresponding period of 2010. The provision for uncollectibles is primarily related to revenue generated under fee-for-service contracts that is not expected to be fully collected. The period over period increase in the provision for uncollectibles is due primarily to annual increases in gross fee schedules and increases in patient volumes and procedures. Changes in payer mix, particularly the level of self pay fee-for-service visits, also have an impact on the provision for uncollectibles. For the three months ended March 31, 2011, self pay fee-for-service visits were approximately 20.9% of the total fee-for-service visits compared to approximately 20.8% in the same period of 2010.

Net Revenue Less Provision for Uncollectibles. Net revenue less provision for uncollectibles in the three months ended March 31, 2011 increased $48.0 million, or 13.2%, to $412.5 million from $364.5 million in the three months ended March 31, 2010. Same contract revenue (excluding the military division) contributed 7.9% of the growth. Same contract revenue associated with the military division reduced growth by 0.7%. Acquisitions contributed 4.4% of the growth in net revenue less provision for uncollectibles between quarters. New contracts, net of terminations (excluding the military division), contributed 3.1% of the growth. Net contract changes within our military division reduced quarter-over-quarter net revenue growth by 1.6%. Overall, the military division reduced quarter-over-quarter revenue growth by 2.2% while all other areas contributed a 15.4% increase in net revenue less provision.

Total same contract revenue less provision for uncollectibles, which consists of contracts under management in both periods, increased $26.4 million, or 8.0%, to $358.2 million in the three months ended March 31, 2011 compared to $331.8 million in the three months ended March 31, 2010. In the first quarter of 2011, same contract revenue less provision for uncollectibles benefited from an increase in fee-for-service volume of 7.6% which resulted in growth of 5.6%. Also contributing to the increase in same contract revenue growth between quarters were increases in estimated collections on fee-for-service visits in the amount of 4.2% which contributed approximately 3.0% of same contract growth between quarters. The increase in the estimated collections per visit is attributable to annual increases in gross charges, managed care pricing improvements, increases in average patient acuity levels and ongoing improvements in revenue cycle processes, partially offset by changes in payer mix between periods. These increases were partially offset by declines in contract revenue, primarily associated with our military operations which constrained same contract revenue growth by 0.6%. Acquisitions contributed $16.2 million of growth between quarters. Excluding the impact of contracting changes within the military division, net new contract revenue increased $11.2 million while changes within military staffing contracts resulted in a decline of $5.8 million between quarters. Total declines in military revenue, inclusive of changes in same contract revenue, were $8.2 million between quarters. We typically gain new contracts by replacing competitors at hospitals that currently outsource such services, obtaining new contracts from facilities that do not currently outsource and responding to contracting opportunities within the military healthcare system. Factors influencing new contracting opportunities include the depth and breadth of our service offerings, our reputation and experience, our ability to recruit and retain qualified clinicians, and pricing considerations when a subsidy or contract payment is required. Contracts are typically terminated due to economic considerations, a change in hospital administration or ownership, dissatisfaction with our service offerings or, primarily relating to our military staffing arrangements, at the end of the contract term.

The components of net revenue less provision for uncollectibles includes revenue from contracts that have been in effect for prior periods (same contracts) and from net, new and acquired contracts during the periods, as set forth in the table below:

	Three Months Ended March 31,
	2010	2011
	(in thousands)
Same contracts:
Fee-for-service revenue	$234,844	$263,311
Contract and other revenue	96,938	94,889

Total same contracts	331,782	358,200
New contracts, net of terminations:
Fee-for-service revenue	14,519	21,405
Contract and other revenue	17,204	15,735

Total new contracts, net of terminations	31,723	37,140
Acquired contracts:
Fee-for-service revenue	943	13,111
Contract and other revenue	17	4,043

Total acquired contracts	960	17,154
Consolidated:
Fee-for-service revenue	250,306	297,827
Contract and other revenue	114,159	114,667

Total net revenue less provision for uncollectibles	$364,465	$412,494

The following table reflects the visits and procedures included within fee-for-service revenues described in the table above:

	Three Months Ended March 31,
	2010	2011
	(in thousands)
Fee-for-service visits and procedures:
Same contract	1,777	1,912
New and acquired contracts, net of terminations	139	271

Total fee-for-service visits and procedures	1,916	2,183

Professional Service Expenses. Professional service expenses, which include physician and provider costs, billing and collection expenses, and other professional expenses, totaled $313.6 million in the three months ended March 31, 2011 compared to $282.8 million in the three months ended March 31, 2010, an increase of $30.8 million, or 10.9%. The higher cost between quarters included an increase of approximately $13.0 million associated with increases in the average rates paid per hour of provider service and number of provider hours staffed on a same contract basis. Increases in average rates paid reflect period over period wage and benefit increases associated with the provision of clinical services. Also contributing to the increase in expense was $17.8 million related to our acquisitions and net growth. The increases in professional service costs were largely offset by reductions in provider costs within our military operations due to net contract terminations. Professional service expenses as a percentage of net revenue less provision for uncollectibles was 76.0% in the three months ended March 31, 2011 compared to 77.6% in the three months ended March 31, 2010.

Professional Liability Costs. Professional liability costs were $14.7 million in the three months ended March 31, 2011 compared to $5.9 million in the three months ended March 31, 2010. Professional liability costs for the three months ended March 31, 2010 included a reduction in professional liability reserves of $7.2 million related to prior years resulting from the actuarial study completed during that period. Excluding the benefit of the prior year reserve adjustment in 2010, professional liability costs increased $1.6 million, or 12.0%, between periods. The increase was primarily attributable to an increase in provider hours and an increase in the average cost per hour of coverage. Excluding the benefit of prior year reserve adjustments in 2010, professional liability costs as a percentage of net revenue less provisions for uncollectibles was 3.6% in both the first quarter of 2011 and 2010.

General and Administrative Expenses. General and administrative expenses increased $7.3 million, or 23.8%, to $38.1 million for the three months ended March 31, 2011 from $30.8 million in the three months ended March 31, 2010. The increase in general and administrative expenses is due primarily to the impact of recent acquisitions, including the development of infrastructure to support growth in these operations, additional investments in marketing and sales development functions, increases in performance-based incentive plan costs, and increased severance and restructuring costs between quarters. Total general and administrative expenses as a percentage of net revenue less provision for uncollectibles were 9.2% in 2011 compared to 8.5% in 2010.

Other Income, net. In the three months ended March 31, 2011, we recognized other income of $0.5 million primarily related to the change in the fair value of assets related to our non-qualified deferred compensation plan compared to $0.1 million of other income for the same period in 2010.

Depreciation and Amortization. Depreciation and amortization expense was $6.9 million in the three months ended March 31, 2011 compared to $6.4 million for the three months ended March 31, 2010. The increase of $0.5 million was primarily due to higher amortization expense related to our acquisitions in 2010 and 2011.

Net Interest Expense. Net interest expense decreased $2.5 million to $3.3 million in the three months ended March 31, 2011, compared to $5.8 million in the corresponding period in 2010, primarily due to reduced levels of outstanding debt as well as lower borrowing rates on our term loan facility.

Transaction Costs. Transaction costs were $0.2 million for the three months ended March 31, 2011 and $0.1 million for the three months ended March 31, 2010. These costs relate to advisory, legal, accounting and other fees incurred related to acquisition activity during the respective periods.

Loss on Extinguishment of Debt. In 2010, we recognized a loss of $14.9 million in connection with the redemption of $157.5 million of our 11.25% Senior Subordinated Notes.

Earnings before Income Taxes. Earnings before income taxes in the three months ended March 31, 2011 were $36.2 million compared to $17.9 million in the three months ended March 31, 2010.

Provision for Income Taxes. The provision for income taxes was $14.6 million in the three months ended March 31, 2011 compared to $7.0 million in the corresponding period in 2010.

Net Earnings. Net earnings were $21.6 million in the three months ended March 31, 2011 compared to $10.9 million in the three months ended March 31, 2010.

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

Cash provided by operating activities in the three months ended March 31, 2011 was $27.8 million compared to cash used in operating activities of $10.7 million in the corresponding period in 2010. The $38.5 million increase in operating cash flow was principally the result of improved profitability in 2011, absence of cash costs of $13.8 million associated with the 11.25% Senior Subordinated Note redemption in 2010, and a reduction in the funding of current liabilities, including prior year incentive plan liabilities, and interest payments during the first three months of 2011 compared to the same period in 2010. Cash used in investing activities in the three months ended March 31, 2011 was $11.0 million compared to $7.2 million in the same period of 2010. The $3.8 million increase in cash used in investing activities was principally due to an increase in cash payments related to acquisitions, an increase in net purchases of investments between periods at the captive insurance subsidiary and an increase in capital expenditures. Cash provided by financing activities in the three months ended March 31, 2011 was $2.0 million compared to cash used in financing activities of $136.8 million in the three months ended March 31, 2010. The change in cash associated with financing activities was due to $3.6 million of proceeds from the exercise of stock options in 2011 compared to the $157.5 million payment made in connection with the redemption of our 11.25% Notes, partially offset by the $21.8 million net proceeds received in connection with the exercise of the underwriters’ over-allotment option relating to our initial public offering during the three months ended March 31, 2010.

We spent $2.2 million in the first three months of 2011 and $1.2 million in the first three months of 2010 for capital expenditures. These expenditures were primarily for billing and information technology investments and related development projects along with projects in support of operational initiatives.

As of March 31, 2011, we had $402.7 million in aggregate indebtedness consisting of our term loan with an additional $125.0 million of borrowing capacity available under our senior secured revolving credit facility (without giving effect to $7.1 million of undrawn letters of credit). Outstanding term loan borrowings under the senior credit facility mature on November 23, 2012.

The senior credit facility agreement, as amended, contains both affirmative and negative covenants, including limitations on our ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire our capital stock, acquire the capital stock or assets of another business, pay dividends, and require us to comply with certain coverage and leverage ratios. The amendment also provides additional flexibility under certain of our covenants, including permitting us to make additional investments, loans and advances and to incur additional earn-out obligations in connection with permitted acquisitions. The senior credit agreement also includes a provision for the prepayment of a portion of the outstanding term loan amounts at any year-end if we generate “excess cash flow,” as defined in the agreement.

As of December 31, 2010, we were a party to three separate forward interest rate swap agreements. These agreements expired in the first quarter of 2011. The change in value during the three months ended March 31, 2011 of approximately $0.6 million, net of tax, was recorded as a component of other comprehensive earnings.

Subject to any contractual restrictions, the Company and its subsidiaries, affiliates or significant shareholders (including The Blackstone Group L.P. and its affiliates) may from time to time, in their sole discretion, purchase, repay, redeem or retire any of the Company’s outstanding debt or equity securities in privately negotiated or open market transactions, by tender offer or otherwise.

As of March 31, 2011, we had total cash and cash equivalents of approximately $49.2 million. There are no known liquidity restrictions or impairments on our cash and cash equivalents as of March 31, 2011. Our ongoing cash needs for the three months ended March 31, 2011 were met from internally generated operating sources. As of March 31, 2011, there were no amounts outstanding under the revolving credit facility.

We have historically been an acquirer of other physician staffing businesses and related interests. In April 2011, we entered into an agreement to acquire an emergency medical staffing group that provides staffing services to a hospital located in Alabama, which we began staffing in late April. During the first quarter of 2011, $6.9 million of contingent consideration was paid on prior year acquisitions. Maximum future contingent payment obligations are approximately $25.3 million.

We are in discussions with certain physician staffing businesses regarding potential acquisition opportunities. If we consummate these potential acquisitions, we would expect to fund such acquisitions using our existing cash or through borrowings under our revolving credit facility.

Effective March 12, 2003, we began providing for professional liability risks in part through a captive insurance company. Prior to such date, we insured such risks principally through the commercial insurance market. The change in the professional liability insurance program initially resulted in increased cash flow due to the retention of cash formerly paid out in the form of insurance premiums to a commercial insurance company coupled with a long period (typically 2-4 years or longer on average) before cash payout of such losses occurs. A portion of such cash retained is retained within our captive insurance company and therefore not immediately available for general corporate purposes. As of March 31, 2011, the current value of cash or cash equivalents and related investments held within the captive insurance company totaled approximately $89.5 million. Investments of the captive insurance subsidiary are carried at fair market value and as of March 31, 2011 reflected $1.9 million of net unrealized gains. See Note 8 of the accompanying consolidated financial statements for a discussion of the investments held by our captive insurance subsidiary. Effective June 1, 2010, we renewed our fronting carrier program with a commercial insurance carrier through May 31, 2011. In connection with this renewal, we have paid cash premiums of approximately $10.0 million to the commercial insurance carrier. For the three months ended March 31, 2011, we funded approximately $9.2 million of premiums to the captive subsidiary. For the three months ended March 31, 2011, we also funded a total of $0.5 million to a commercial insurance provider in order to meet our obligation for incurred costs in excess of the aggregate limits of coverage in place on the commercial insurance policy that ended March 11, 2003. We will fund additional payments which will be based upon the level of incurred losses relative to the aggregate limit of the coverage at that time as additional claims are processed.

The following table sets forth a reconciliation of net earnings to Adjusted EBITDA. Adjusted EBITDA is defined as net earnings before interest expense, taxes, depreciation and amortization, as further adjusted to exclude the non-cash items and the other adjustments shown in the table below. We believe that the disclosure of the calculation of Adjusted EBITDA provides information that is useful to an investor’s understanding of our financial flexibility and performance. Adjusted EBITDA is not a measurement of financial performance or liquidity under generally accepted accounting principles. It should not be considered in isolation or as a substitute for net income, operating income, cash flows from operating, investing or financing activities, or any other measure calculated in accordance with generally accepted accounting principles.

	Three Months Ended March 31,
	2010	2011
	(in thousands)
Net earnings	$10,898	$21,636
Interest expense, net	5,763	3,277
Provision for income taxes	6,962	14,550
Depreciation and amortization	6,415	6,899
Other income, net(a)	(62)	(548)
Loss on extinguishment of debt(b)	14,862	—
Transaction costs(c)	65	154
Stock based compensation expense(d)	204	606
Insurance subsidiary interest income	684	598
Professional liability loss reserve adjustments associated with prior years	(7,219)	—
Severance and other charges	12	792

Adjusted EBITDA	$38,584	$47,964

(a)	Reflects gain or loss on sale of assets, realized gains on investments, and changes in fair value of investments associated with the Company’s non-qualified retirement plan.

(b)	Reflects the loss on the redemption of a portion of the Company’s 11.25% Senior Subordinated Notes, including the write-off of deferred financing costs of $3,837.
(c)	Reflects expenses associated with acquisition transaction fees.
(d)	Reflects costs related to options and restricted shares granted under the Team Health Holdings, Inc. 2009 Stock Incentive Plan.

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

Recently Issued Accounting Standards

See Note 3 of the accompanying consolidated financial statements for a discussion of recently issued accounting standards.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk related to changes in interest rates. The Company does not use derivative financial instruments for speculative or trading purposes.

The Company’s earnings are affected by changes in short-term interest rates as a result of its borrowings under its term loan facility.

At March 31, 2011, the fair value of the Company’s total debt, which had a carrying value of $402.7 million, was approximately $403.2 million. The Company had $402.7 million of variable debt outstanding at March 31, 2011. If the market interest rates for the Company’s variable rate borrowings had averaged 1% more subsequent to December 31, 2010, the Company’s interest expense (excluding the impact of our interest rate swap agreements) would have increased, and earnings before income taxes would have decreased, by approximately $1.0 million for the three months ended March 31, 2011. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management could take actions in an attempt to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company’s financial structure. This level of interest rate exposure is consistent with the overall interest rate exposure at December 31, 2010.

Item 4.	Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired objectives. As of March 31, 2011, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2011, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting: There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There are no material changes from the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on February 8, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

Members of the Company’s board of directors and certain employees, including senior executives and others who regularly have access to material non-public information, may enter into trading plans designed to comply with the Company’s Securities Trading Policy and the requirements of Rule 10b5-1 promulgated by the Securities and Exchange Commission under Section 10(b) of the Securities Exchange Act of 1934, as amended.

During the quarter ended March 31, 2011, Dr. Lynn Massingale, our Executive Chairman and Director, his wife and trusts controlled by him and his wife entered into such trading plans (collectively, the “Plans”) for the purpose of long-term asset diversification and estate planning. The Plans extend through June 4, 2012.

The Company does not undertake to report other Rule 10b5-1 plans that may be adopted by any officers or directors of the Company in the future, or to report any modifications or termination of any publicly announced plan or to report any plan adopted by an employee who is not an executive officer.

Item 6.	Exhibits

3.1	Certificate of Incorporation of Team Health Holdings, Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed on December 18, 2009: File No. 001-34583)

3.2	By-laws of Team Health Holdings, Inc. (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K, filed on December 18, 2009: File No. 001-34583)

10.1	First Amendment, dated February 11, 2011, to Amended and Restated Employment Agreement, dated November 29, 2009, between Team Health, Inc. and Gregory S. Roth (filed herewith)*

31.1	Certification by Greg Roth for Team Health Holdings, Inc. dated May 3, 2011 as required by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification by David Jones for Team Health Holdings, Inc. dated May 3, 2011 as required by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Certification by Greg Roth for Team Health Holdings, Inc. dated May 3, 2011 as required by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.2	Certification by David Jones for Team Health Holdings, Inc. dated May 3, 2011 as required by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

*	Management contracts or compensatory plans or arrangements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

TEAM HEALTH HOLDINGS, INC.

May 3, 2011	/S/ GREG ROTH
Greg Roth Chief Executive Officer

May 3, 2011	/S/ DAVID P. JONES
David P. Jones Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

3.1	Certificate of Incorporation of Team Health Holdings, Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed on December 18, 2009: File No. 001-34583)

3.2	By-laws of Team Health Holdings, Inc. (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K, filed on December 18, 2009: File No. 001-34583)

10.1	First Amendment, dated February 11, 2011, to Amended and Restated Employment Agreement, dated November 29, 2009, between Team Health, Inc. and Gregory S. Roth (filed herewith)*

31.1	Certification by Greg Roth for Team Health Holdings, Inc. dated May 3, 2011 as required by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification by David Jones for Team Health Holdings, Inc. dated May 3, 2011 as required by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Certification by Greg Roth for Team Health Holdings, Inc. dated May 3, 2011 as required by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.2	Certification by David Jones for Team Health Holdings, Inc. dated May 3, 2011 as required by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

*	Management contracts or compensatory plans or arrangements