Form 10-Q
period 2011-06-30
TEAM HEALTH HOLDINGS INC.
filed 2011-08-02
CIK 1082754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, non-accelerated filer or smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☑

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of July 29, 2011, there were outstanding 65,442,819 shares of common stock of Team Health Holdings, Inc, with a par value of $.01.

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

TEAM HEALTH HOLDINGS, INC.

QUARTERLY REPORT FOR THE THREE AND SIX MONTHS

ENDED JUNE 30, 2011

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

TEAM HEALTH HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2010	June 30, 2011
	(Unaudited) (In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$30,337	$48,904
Accounts receivable, less allowance for uncollectibles of $194,833 and $246,517 in 2010 and 2011, respectively	241,238	272,351
Prepaid expenses and other current assets	21,211	29,148
Receivables under insured programs	15,492	14,321
Income tax receivable	2,179	687

Total current assets	310,457	365,411
Investments of insurance subsidiary	87,781	88,753
Property and equipment, net	35,159	32,803
Other intangibles, net	63,739	56,042
Goodwill	207,782	208,432
Deferred income taxes	35,474	27,930
Receivables under insured programs	28,639	32,259
Other	38,706	41,013

	$807,737	$852,643

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$18,556	$6,500
Accrued compensation and physician payable	131,043	135,142
Other accrued liabilities	100,318	101,816
Current maturities of long-term debt	4,250	10,000
Deferred income taxes	38,438	39,520

Total current liabilities	292,605	292,978
Long-term debt, less current maturities	399,500	390,000
Other non-current liabilities	166,985	168,353
Shareholders’ equity (deficit):
Common stock, ($0.01 par value; 100,000 shares authorized, 64,489 and 65,280 shares issued and outstanding at December 31, 2010 and June 30, 2011, respectively)	645	653
Additional paid-in capital	516,468	528,139
Accumulated deficit	(569,371)	(529,527)
Accumulated other comprehensive gain	905	2,047

Shareholders’ equity (deficit)	(51,353)	1,312

	$807,737	$852,643

See accompanying notes to consolidated financial statements.

TEAM HEALTH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,
	2010	2011
	(Unaudited)
	(In thousands, except per share data)
Net revenue	$655,971	$763,983
Provision for uncollectibles	280,445	336,746

Net revenue less provision for uncollectibles	375,526	427,237
Cost of services rendered (exclusive of depreciation and amortization shown separately below)
Professional service expenses	283,601	327,084
Professional liability costs	13,282	15,144
General and administrative expenses	32,942	38,455
Other expenses (income)	777	(113)
Depreciation and amortization	6,423	7,112
Interest expense, net	4,922	2,513
Transaction costs	393	1,041
Impairment of intangibles	2,523	—
Loss on refinancing of debt	—	6,022

Earnings before income taxes	30,663	29,979
Provision for income taxes	12,043	11,771

Net earnings	$18,620	$18,208

Net earnings per share
Basic	$0.29	$0.28
Diluted	$0.29	$0.27
Weighted average shares outstanding
Basic	64,166	64,921
Diluted	64,711	66,951

See accompanying notes to consolidated financial statements.

TEAM HEALTH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended June 30,
	2010	2011
	(Unaudited)
	(In thousands, except per share data)
Net revenue	$1,287,937	$1,483,116
Provision for uncollectibles	547,945	643,385

Net revenue less provision for uncollectibles	739,992	839,731
Cost of services rendered (exclusive of depreciation and amortization shown separately below)
Professional service expenses	566,426	640,734
Professional liability costs	19,219	29,883
General and administrative expenses	63,743	76,591
Other expenses (income)	716	(660)
Depreciation and amortization	12,838	14,011
Interest expense, net	10,685	5,790
Transaction costs	458	1,195
Impairment of intangibles	2,523	—
Loss on extinguishment and refinancing of debt	14,862	6,022

Earnings before income taxes	48,522	66,165
Provision for income taxes	19,004	26,321

Net earnings	$29,518	$39,844

Net earnings per share
Basic	$0.46	$0.62
Diluted	$0.46	$0.60
Weighted average shares outstanding
Basic	64,056	64,709
Diluted	64,618	66,192

See accompanying notes to consolidated financial statements.

TEAM HEALTH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2010	2011
	(Unaudited)
	(In thousands)
Operating Activities
Net earnings	$29,518	$39,844
Adjustments to reconcile net earnings:
Depreciation and amortization	12,838	14,011
Amortization of deferred financing costs	1,029	903
Employee equity-based compensation expense	610	1,388
Provision for uncollectibles	547,945	643,385
Impairment of intangibles	2,523	—
Deferred income taxes	5,207	7,954
Loss on extinguishment and refinancing of debt	3,837	1,654
Loss on sale of equipment	9	41
Equity in joint venture income	(1,137)	(1,520)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(565,545)	(674,498)
Prepaids and other assets	(10,605)	(3,658)
Income tax accounts	4,609	1,665
Accounts payable	(5,018)	(11,914)
Accrued compensation and physician payable	(14,477)	5,480
Other accrued liabilities	697	2,470
Professional liability reserves	2,481	4,178

Net cash provided by operating activities	14,521	31,383
Investing Activities
Purchases of property and equipment	(3,874)	(4,094)
Sale of property and equipment	—	90
Cash paid for acquisitions, net	(4,159)	(7,515)
Purchases of investments by insurance subsidiary	(27,871)	(40,394)
Proceeds from investments by insurance subsidiary	21,817	40,315
Other investing activities	4	—

Net cash used in investing activities	(14,083)	(11,598)
Financing Activities
Payments on notes payable	(2,125)	(403,750)
Proceeds from notes payable	—	400,000
Payments on 11.25% senior subordinated notes	(157,502)	—
Proceeds from revolving credit facility	56,800	—
Payments on revolving credit facility	(56,800)	—
Payments of financing costs	—	(7,759)
Proceeds from sale of common shares	21,769	—
Proceeds from the issuance of common stock under stock purchase plans	—	872
Proceeds from exercise of stock options	379	9,910
Stock issuance costs	—	(491)

Net cash used in financing activities	(137,479)	(1,218)

Net (decrease) increase in cash	(137,041)	18,567
Cash and cash equivalents, beginning of period	170,331	30,337

Cash and cash equivalents, end of period	$33,290	$48,904

Interest paid	$12,920	$7,003

Taxes paid	$9,233	$16,362

See accompanying notes to consolidated financial statements.

TEAM HEALTH HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Organization and Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Team Health Holdings, Inc. (“the Company”) and its wholly owned subsidiaries and affiliated medical groups and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.

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

Note 3. Recently Issued Accounting Standards

In December 2010, the Financial Accounting Standards Board (“ FASB”) issued Accounting Standards Update (“ASU”) 2010-28, “Intangible—Goodwill and Other (Topic 350): When to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts.” This update requires an entity to perform all steps in the test for a reporting unit whose carrying value is zero or negative if it is more likely than not (more than 50%) that a goodwill impairment exists based on qualitative factors, resulting in the elimination of an entity’s ability to assert that such a reporting unit’s goodwill is not impaired and additional testing is not necessary despite the existence of qualitative factors that indicate otherwise. These changes became effective for the Company beginning January 1, 2011. The adoption of this ASU did not have a material impact on the Company’s financial statements.

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

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” (“ASU 2011-04”). This guidance contains certain updates to the fair value measurement guidance as well as enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for “Level 3” measurements including enhanced disclosure for: (1) the valuation processes used by the reporting entity; and (2) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any. The provisions of this update are effective for interim and annual periods beginning on or after December 15, 2011, with early adoption prohibited. The Company anticipates that the adoption of this standard will not materially expand its consolidated financial statement footnote disclosures.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.” This update requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. These changes will be effective for the first quarter filing of 2012. The adoption of this update will change the manner in which the Company presents comprehensive income.

In July 2011 the Emerging Issues Task Force (EITF) reached a final consensus on EITF Issue 09-H, “Healthcare Entities (Topic 954), Presentation and Disclosure of Net Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts” (EITF Issue 09-H). The consensus requires certain healthcare organizations to present their bad debt provision related to patient services revenue separately as contra-revenue on the face of the statement of operations. In addition EITF Issue 09-H requires the following disclosures:

1)	A company’s policy for considering collectability in the timing and amount of revenue and bad debt recognized;

2)	The amount of revenue (I.e., less contractual discounts) recognized, by major payor source;

3)	Quantitative and qualitative information about changes in the bad debt allowance, including judgments made and changes in estimates.

The provisions of this final consensus are effective for interim and annual periods ending after December 15, 2011. The Company is currently evaluating the impact this will have on its financial statements and related disclosures.

Note 4. Acquisitions

In March 2010, the Company completed the acquisitions of certain assets and related business operations of two emergency medical staffing businesses and clinics located in Virginia, Rhode Island and Florida. In August 2010, the Company completed the acquisition of certain assets and related business operations of an emergency medical staffing business located in Oklahoma and Kansas. In April 2011, the Company completed the acquisition of certain assets of a medical staffing group that provides emergency department staffing services to a hospital located in Alabama. The purchase price for these acquisitions was allocated in accordance with the provisions of ASC Topic 805, “Business Combinations” to net assets acquired, including goodwill of $42.7 million (all of which is tax deductible goodwill) and contract intangibles of approximately $22.2 million, based on management’s estimates.

The results of operations of the acquired businesses have been included in the Company’s consolidated financial statements beginning on the respective acquisition dates.

Note 5. Radiology Operations

During the fourth quarter of 2010, the Company completed a strategic review of its radiology operations, including past performance and future growth opportunities and based upon the review, concluded that the existing business model of providing teleradiology and radiology staffing services was not a viable long term strategy and could not consistently meet internal growth targets. As a result of this review, the Company made a decision to exit this non-core business line. This process was essentially completed during the first quarter of 2011 with the sale of its teleradiology business. For the six months ended June 30, 2010 and 2011 the radiology division generated approximately $6.2 million and $3.9 million of net revenue less provision, respectively.

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

The following table provides information on those assets and liabilities the Company currently measures at fair value on a recurring basis (in thousands):

	Carrying Amount In Consolidated Balance Sheet June 30, 2011	Fair Value June 30, 2011	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3
Investments of insurance subsidiary:
Money market funds	$3,308	$3,308	$3,308	$—	$—
U. S. Treasury securities	13,583	13,583	13,583	—	—
Municipal bonds	55,008	55,008	55,008	—	—
Agency notes	16,854	16,854	16,854	—	—

Total investments of insurance subsidiary	$88,753	$88,753	$88,753	$—	$—

Supplemental employee retirement plan investments:
Mutual funds	$14,194	$14,194	$14,194	$—	$—

The fair values of the Company’s insurance subsidiary investments and the Company’s supplemental employee retirement investments are based on quoted prices. See Note 8 for more information regarding the Company’s investments. The fair value of the Company’s other financial instruments approximates their carrying values.

Note 7. Financial Derivative Instruments

The Company at times may utilize derivative financial instruments to reduce interest rate risks. The Company does not hold or issue derivative financial instruments for trading purposes. As of December 31, 2010, the Company was a party to three separate forward interest rate swap agreements. These agreements which expired in the first quarter of 2011 were determined to be highly effective and qualified for hedge accounting; therefore, during the term of the agreements the changes in fair value of the interest rate swaps, net of tax, were recorded as a component of other comprehensive earnings. Following the expiration of these agreements, no asset or liability existed.

The following table presents the location of the liabilities associated with the Company’s interest rate swap agreements within the accompanying consolidated Balance Sheets (in thousands):

	Balance Sheet Location	Asset Derivatives		Liability Derivatives
		Fair Value at December 31, 2010	Fair Value at June 30, 2011	Fair Value at December 31, 2010	Fair Value at June 30, 2011
Derivatives designated as hedging:
Interest rate swap contracts	Other current liabilities	$—	$—	$921	$—

The following table presents the impact of the Company’s interest rate swap agreements and their location within the accompanying consolidated financial statements (in thousands):

	Amount of (Gain) Loss Recognized in Other Comprehensive Income on Derivative (Effective Portion)				Amount of (Gain) Loss Reclassified from Other Comprehensive Income into Income (Effective Portion)		Amount of (Gain) Loss Recognized in Income on Derivative (Ineffective Portion)
	Six Months Ended June 30,				Six Months Ended June 30,		Six Months Ended June 30,
	2010		2011		2010	2011	2010	2011
Interest rate swap contracts	$(1,091	)(a)	$(562	)(a)	$—	$—	$—	$—

(a)	Amount is net of tax.

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

At December 31, 2010 and June 30, 2011, amortized cost basis and aggregate fair value of the Company’s available-for-sale securities by investment type were as follows (in thousands):

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2010
Money market funds	$1,931	$—	$—	$1,931
Treasury	14,226	151	(51)	14,326
Municipal bonds	50,957	2,225	(228)	52,954
Agency notes	18,415	214	(59)	18,570

	$85,529	$2,590	$(338)	$87,781

June 30, 2011
Money market funds	$3,308	$—	$—	$3,308
U. S. Treasury securities	13,297	309	(23)	13,583
Municipal bonds	52,279	2,823	(94)	55,008
Agency notes	16,722	139	(7)	16,854

	$85,606	$3,271	$(124)	$88,753

At December 31, 2010 and June 30, 2011, the amortized cost basis and aggregate fair value of the Company’s available-for-sale securities by contractual maturities were as follows (in thousands):

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2010
Due in less than one year	$15,867	$179	$(18)	$16,028
Due after one year through five years	29,045	691	(90)	29,646
Due after five years through ten years	40,617	1,720	(230)	42,107

Total	$85,529	$2,590	$(338)	$87,781

June 30, 2011
Due in less than one year	$14,422	$150	$(16)	$14,556
Due after one year through five years	34,729	1,144	(17)	35,856
Due after five years through ten years	36,455	1,977	(91)	38,341

Total	$85,606	$3,271	$(124)	$88,753

A summary of the Company’s temporarily impaired available-for-sale investment securities as of June 30, 2011 follows (in thousands):

	Impaired Less Than 12 Months		Impaired Over 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2011
Money market funds	$—	$—	$—	$—	$—	$—
U. S. Treasury securities	1,569	(23)	—	—	1,569	(23)
Municipal bonds	7,449	(73)	952	(21)	8,401	(94)
Agency notes	3,708	(7)	—	—	3,708	(7)

Total investment	$12,726	$(103)	$952	$(21)	$13,678	$(124)

The unrealized losses resulted from changes in market interest rates, not from changes in the probability of contractual cash flows. Because the Company has the ability and intent to hold the investments until a recovery of carrying value and full collection of the amounts due according to the contractual terms of the investments is expected, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2011.

During the six months ended June 30, 2011, the Company recorded a gain on the sale of these investments of approximately $18,000.

As of June 30, 2011, the investments related to the participant directed supplemental employee retirement plan totaled $14.2 million and are included in other assets in the accompanying consolidated balance sheet. The trading gains and losses on those investments for the six months ended on June 30, 2011 that were still held by the Company as of June 30, 2011 are as follows (in thousands):

Net gains and losses recognized during the six months ended June 30, 2011 on trading securities	$(61)
Less: net gains and losses recognized during the period on trading securities sold during the six months ended June 30, 2011	65

Unrealized gains and losses recognized on trading securities still held at June 30, 2011	$4

Note 9. Net Revenue

Net revenue for the three and six months ended June 30, 2010 and 2011 consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Fee-for-service revenue	$545,597	$646,912	$1,063,849	$1,250,645
Contract revenue	103,528	109,880	210,467	218,357
Other revenue	6,846	7,191	13,621	14,114

	$655,971	$763,983	$1,287,937	$1,483,116

Note 10. Other Intangible Assets

The following is a summary of intangible assets and related amortization as of December 31, 2010 and June 30, 2011 (in thousands):

	Gross Carrying Amount	Accumulated Amortization
As of December 31, 2010:
Contracts	$99,394	$36,327
Other	840	168

Total	$100,234	$36,495

As of June 30, 2011:
Contracts	$92,813	$37,359
Other	840	252

Total	$93,653	$37,611

Aggregate amortization expense:
For the six months ended June 30, 2011		$7,696

Estimated amortization expense:
For the remainder of the year ended December 31, 2011		$7,696
For the year ended December 31, 2012		14,961
For the year ended December 31, 2013		13,347
For the year ended December 31, 2014		10,922
For the year ended December 31, 2015		7,146

Note 11. Long-Term Debt

Long-term debt as of June 30, 2011 consisted of the following (in thousands):

Term A Loan Facility	$150,000
Term B Loan Facility	250,000
Revolving line of credit	—

400,000
Less current portion	(10,000)

$390,000

On June 29, 2011, the Company entered into a new credit facility (the “New Credit Facility”), consisting of a $175 million Five-Year Revolving Credit Facility, which was undrawn at closing, a $150 million Five-Year Term A Loan Facility and a $250 million Seven-Year Term B Loan Facility, with a syndicate of financial institutions. The Company used borrowings under the New Credit Facility and existing cash to repay $402.7 million of its outstanding term loan as well as fees and expenses associated with the refinancing of $7.8 million of which $4.3 million was recognized as a loss on refinancing of debt in the statement of operations. In addition, the Company also recognized $1.7 million as a loss on refinancing of debt resulting from the write-off of previously recognized deferred financing costs.

The Term A Loan Facility matures on June 29, 2016. The Term B Loan Facility matures on June 29, 2018. The Revolving Credit Facility has a final maturity date of June 29, 2016. The maturity dates under the New Credit Facility are subject to extension with lender consent according to the terms of the agreement.

The interest rate on any outstanding revolving credit borrowings and term A loans, and the commitment fee applicable to undrawn revolving commitments, will be priced off a grid based upon the Borrower’s first lien net leverage ratio and will initially be LIBOR + 2.25% in the case of revolving credit borrowings and term A loans and 0.45% in the case of unused revolving commitments. The interest rate on the term B loan is LIBOR + 2.75%, subject to a 1% LIBOR floor.

The interest rate at June 30, 2011 was 4.5% for amounts outstanding under the Term A Loan Facility and 5.0% for the Term B Loan Facility. The total available borrowings under the revolving credit facility was $175.0 million as of June 30, 2011, excluding $6.6 million of standby letters of credit. No borrowings under the revolving credit facility were outstanding as of June 30, 2011. Had there been any amounts outstanding under the revolving credit facility as of June 30, 2011, the interest rate would have been 4.5%.

The new senior credit facility agreement contains both affirmative and negative covenants, including limitations on the Company’s ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire our capital stock, acquire the capital stock or assets of another business and pay dividends, and requires the Company to comply with a maximum first lien net leverage ratio, tested quarterly. At June 30, 2011, the Company was in compliance with all covenants under the new senior credit facility agreement. The new senior credit facility is secured by substantially all of the Company’s U. S. subsidiaries’ assets.

The interest rate at June 30, 2011 was 4.5% for amounts outstanding under the Term A Loan Facility and 5.0% for the Term B Loan Facility. The total available borrowings under the revolving credit facility was $175.0 million as of June 30, 2011, excluding $6.6 million of standby letters of credit. No borrowings under the revolving credit facility were outstanding as of June 30, 2011. Had there been any amounts outstanding under the revolving credit facility as of June 30, 2011, the interest rate would have been 4.5%.

Aggregate annual maturities of long-term debt as of June 30, 2011 are as follows (in thousands):

2011	$10,000
2012	10,000
2013	13,750
2014	17,500
2015 and thereafter	348,750

The fair value of the Company’s debt is estimated using quoted market prices when available. When quoted market prices are not available, fair value is estimated based on current market interest rates for debt with similar maturities.

The fair value of the Company’s debt was $398.6 million, and the carrying value was $400.0 million, at June 30, 2011.

Note 12. Professional Liability Insurance

The Company’s professional liability loss reserves consisted of the following (in thousands):

	December 31, 2010	June 30, 2011
Estimated losses under self-insured programs	$150,306	$154,483
Estimated losses under commercial insurance programs	44,131	46,580

	194,437	201,063
Less estimated payable within one year	59,779	59,968

	$134,658	$141,095

The changes to the Company’s estimated losses under self-insured programs as of June 30, 2011 were as follows (in thousands):

Balance, December 31, 2010	$150,306
Reserves related to current period	19,706
Changes related to prior year reserves	—
Payments for current period reserves	(110)
Payments for prior period reserves	(15,419)

Balance, June 30, 2011	$154,483

The Company provides for its estimated professional liability losses through a combination of self-insurance and commercial insurance programs. As of June 30, 2011, the insured loss limit under a policy provided by a commercial insurance carrier was $158.8 million. The policy, as amended, provides for an increase in the aggregate limit of coverage based upon certain premium funding levels. Losses in excess of the limit of coverage remain as a self-insured obligation of the Company. A portion of the professional liability loss risks being provided for through self-insurance (“claims-made” basis) are transferred to and funded into a captive insurance company. The accounts of the captive insurance company are fully consolidated with those of the other operations of the Company in the accompanying consolidated financial statements.

The self-insurance components of our risk management program include reserves for future claims incurred but not reported (“IBNR”). As of December 31, 2010, of the $150.3 million of estimated losses under self-insured programs, approximately $78.3 million represented an estimate of IBNR claims and expenses and additional loss development, with the remaining $72.0 million representing specific case reserves. Of the existing case reserves as of December 31, 2010, $2.6 million represented case reserves that had settled but not yet funded, and $69.4 million reflected unsettled case reserves.

As of June 30, 2011, of the $154.5 million of estimated losses under self insurance programs, approximately $86.0 million represents an estimate of IBNR claims and expenses and additional loss development, with the remaining $68.5 million representing specific case reserves. Of the existing case reserves as of June 30, 2011, $3.0 million represents case reserves that have been settled but not yet funded, and $65.5 million reflects unsettled case reserves.

The Company’s provisions for losses under its self-insurance components are estimated using the results of periodic actuarial studies. Such actuarial studies include numerous underlying estimates and assumptions, including assumptions as to future claim losses, the severity and frequency of such projected losses, loss development factors and others. The Company’s provisions for losses under its self-insured components are subject to subsequent adjustment should future actuarial projected results for such periods indicate projected losses greater or less than previously projected. The Company’s estimated loss reserves under such programs are discounted at approximately 3.3% and 3.2% at December 31, 2010 and June 30, 2011, respectively, which was the current ten year U.S. Treasury rate at each of those dates, which reflects the risk free interest rate over the expected period of claims payments.

The Company’s most recent actuarial valuation was completed in April 2011. As a result of such actuarial valuation, the Company determined that no change was necessary in its reserves for professional liability losses related to prior year loss estimates. During the first quarter of 2010, the Company realized a $7.2 million reduction in its reserves for professional liability losses associated with prior year loss estimates. Factors contributing to the change in prior year loss estimates included favorable loss development on historical periods between actuarial studies as well as favorable trends in the frequency and severity of claims reported compared to historical trends.

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

The following table summarizes the status of options under the 2009 Stock Plan as of June 30, 2011:

	Shares (in thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Life in Years
Outstanding at beginning of year	6,947	$13.80
Granted	1,450	21.60
Exercised	(725)	13.67
Expired or forfeited	(70)	13.26

Outstanding at end of period	7,602	$15.30	$54,778	8.8

Exercisable at end of period	4,740	$13.87	$40,953	8.5

Intrinsic value is the amount by which the stock price as of June 30, 2011 exceeds the exercise price of the options. As of June 30, 2011, the Company had approximately $17.5 million of unrecognized compensation expense, net of estimated forfeitures related to unvested options which will be recognized over the remaining requisite service period. Fair value of the options granted in 2011 was based on the grant date fair value as calculated by the Black-Sholes option pricing formula with the following weighted average assumptions: risk-free interest rate of 2.1%, implied volatility of 36.3% and an expected life of the options of 6.25 years. Forfeitures of employee equity-based awards have been historically immaterial to the Company.

The Company has outstanding 18,750 shares of restricted stock which were granted to certain board members during 2010. The issued shares vest annually over a three-year period from the initial grant date. The Company recorded restricted stock expense of $41,000 relating to these shares during the six months ended June 30, 2011 and has $0.2 million of expense remaining to be recognized over the requisite service period for these awards.

The Company has outstanding 14,559 shares of restricted stock which were granted to certain board members during 2011. The issued shares vest annually over a three-year period from the initial grant date. The Company recorded restricted stock expense of $11,000 relating to these shares during the six months ended June 30, 2011 and has $0.3 million of expense remaining to be recognized over the requisite service period for these awards.

A summary of changes in unvested shares of restricted stock for the six months ended June 30, 2011 is as follows:

Shares (in thousands)
Outstanding at beginning of year	115
Granted	14
Vested	(25)
Forfeited and expired	—

Outstanding at June 30, 2011	104

Stock Purchase Plans

In May 2010, the Company’s Board of Directors adopted the 2010 Employee Stock Purchase Plan (“ESPP”) and the 2010 Nonqualified Stock Purchase Plan (“NQSPP”).

The ESPP provides for the issuance of up to 600,000 shares to our employees. All eligible employees are granted identical rights to purchase common stock in each Board authorized offering under the ESPP. Rights granted pursuant to any offering under the ESPP terminate immediately upon cessation of an employee’s employment for any reason. In general, an employee may reduce his or her contribution or withdraw from participation in an offering at any time during the purchase period for such offering. Employees receive a 5% discount on shares purchased under the ESPP. Rights granted under the plan are not transferable and may be exercised only by the person to whom such rights are granted. Offerings will occur every six months in October and April. As of June 30, 2011, contributions under the ESPP totaled $0.3 million. In April 2011, approximately 26,000 shares of the Company’s common stock were issued to plan participants.

The NQSPP provides for the issuance of up to 800,000 shares to our independent contractors. All eligible contractors are granted identical rights to purchase common stock in each Board authorized offering under the NQSPP. Rights granted pursuant to any offering under the NQSPP terminate immediately upon cessation of a contractor’s relationship with the Company for any reason. In general, a contractor may reduce his or her contribution or withdraw from participation in an offering at any time during the purchase period for such offering. Contractors receive a 5% discount on shares purchased under the NQSPP. Rights granted under the NQSPP are not transferable and may be exercised only by the person to whom such rights are granted. Offerings will occur every six months in October and April. As of June 30, 2011, contributions under the NQSPP totaled $0.2 million. In April 2011, approximately 26,000 shares of the Company’s common stock were issued to plan participants.

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

Acquisition Payments

As of June 30, 2011, the Company may have to pay up to $25.3 million in future contingent payments as additional consideration for acquisitions made prior to June 30, 2011. These payments will be made and recorded as additional purchase price or will reduce existing liabilities should the acquired operations achieve the financial targets or certain contract terms as agreed to in the respective acquisition agreements. During the six months ended June 30, 2011, $7.2 million of contingent consideration was paid. No payments were made in the corresponding period of 2010.

Note 15. Comprehensive Earnings

The components of comprehensive earnings, net of related taxes, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Net earnings	$18,620	$18,208	$29,518	$39,844
Net change in fair market value of investments	592	783	505	580
Net change in fair market value of interest rate swap	820	—	1,091	562

Comprehensive earnings	$20,032	$18,991	$31,114	$40,986

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

The following table presents financial information for each reportable segment. Depreciation, amortization, management fee and other expenses separately identified in the consolidated statements of operations are included as a reduction to the operating earnings of each segment in each period below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Net Revenues less Provision for Uncollectibles:
Healthcare Services	$372,388	$424,137	$733,962	$833,589
Billing Services	3,138	3,100	6,030	6,142

	$375,526	$427,237	$739,992	$839,731

Operating Earnings:
Healthcare Services	$48,327	$52,415	$98,201	$106,174
Billing Services	898	955	1,526	1,508
General Corporate	(13,640)	(20,878)	(40,520)	(35,727)

	$35,585	$32,492	$59,207	$71,955

Reconciliation of Operating Earnings to Net Earnings:
Operating earnings	$35,585	$32,492	$59,207	$71,955
Interest expense, net	4,922	2,513	10,685	5,790
Provision for income taxes	12,043	11,771	19,004	26,321

Net earnings	$18,620	$18,208	$29,518	$39,844

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Medicare law requires the Centers for Medicare and Medicaid Services (CMS) to adjust the Medicare Physician Fee Schedule (MPFS) payment rates annually based on an update formula which includes application of the Sustainable Growth Rate (SGR) that was adopted in the Balanced Budget Act of 1997. This formula has yielded negative updates every year beginning in 2002, although CMS was able to take administrative steps to avoid a reduction in 2003 and Congress took a series of legislative actions to prevent reductions each year from 2004 to 2011. However, absent regulatory changes or further Congressional action with respect to the application of the SGR, Medicare physician services will be subject to significant reductions beginning in January, 2012.

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

In June 2011, CMS released the proposed rule to update the 2012 MPFS. Included in the proposed rule are changes in reimbursement that are overall budget neutral, but redistribute payments between different medical specialties. The proposed 2012 MPFS rule is not final and is subject to comment and revision, however, if implemented, we estimate that the proposed rule would reduce 2012 reimbursement rates to emergency medicine providers by 1% to 2%. This proposed reimbursement reduction would be in addition to any reduction associated with SGR changes in 2012.

Any future reductions in amounts paid by government programs for physician services or changes in methods or regulations governing payment amounts or practices could cause our revenues to decline and we may not be able to offset reduced operating margins through cost reductions, increased volume or otherwise.

Military Healthcare Staffing

We are a provider of healthcare professionals serving military personnel and their dependents in military treatment facilities nationwide administered by the U.S. Department of Defense. Our revenues derived from military healthcare staffing totaled $50.8 million and $40.9 million for the six months ended June 30, 2010 and 2011, respectively. These revenues are generated from contracts that are subject to a competitive bidding process which primarily takes place during the third quarter of each year. A portion of the contracts awarded during the third quarter of 2010 will expire during the course of 2011 and will be subject to a competitive re-bidding and award process. In the event we are unable to retain these expiring contracts, the operations and financial position of our military staffing business could be further negatively impacted.

In addition, the process of awarding military healthcare staffing contracts by the government has shifted in recent years toward an increased bias to award certain contracts to qualified small and minority owned businesses. Although we participate in such small and minority owned business awards to the extent we can serve as a sub-contractor, our revenues from these arrangements are limited compared to an outright contract award, which has been a large contributing factor in the financial performance decline of the military staffing division. Approximately 30.6% and 39.2% of our military staffing revenue for each of the six months ended June 30, 2010 and 2011, respectively, was derived through subcontracting agreements with small business prime contractors.

After reevaluation of proposals by the government, in June 2011, we were re-awarded the contract worth approximately $43.0 million in annualized revenue that had been under a stop work order previously disclosed. Based on another protest by the losing bidder subsequent to the contract re-award, the government is reviewing the merits of their most recent protest. We believe we have provided a competitive bid to the government and are prepared to begin service upon resolution of this contract award in our favor.

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

There have been no changes to these critical accounting policies or their application during the six months ended June 30, 2011.

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

A significant portion (84% of our net revenue in the six months ended June 30, 2011 and 83% for the year ended December 31, 2010) resulted from fee-for-service patient visits. Fee-for-service revenue represents revenue earned under contracts in which we bill and collect the professional component of charges for medical services rendered by our contracted and employed physicians. Under the fee-for-service arrangements, we bill patients for services provided and receive payment from patients or their third-party payers. Fee-for-service revenue is reported net of contractual allowances and policy discounts. All services provided are expected to result in cash flows and are therefore reflected as net revenue in the financial statements. Fee-for-service revenue is recognized in the period in which the services are rendered to specific patients and reduced immediately for the estimated impact of contractual allowances in the case of those patients having third-party payer coverage. The recognition of net revenue (gross charges less contractual allowances) from such visits is dependent on such factors as proper completion of medical charts following a patient visit, the forwarding of such charts to one of our billing centers for medical coding and entering into our billing systems and the verification of each patient’s submission or representation at the time services are rendered as to the payer(s) responsible for payment of such services. Net revenue is recorded based on the information known at the time of entering of such information into our billing systems as well as an estimate of the net revenue associated with medical charts for a given service period that have not been processed yet into our billing systems. The above factors and estimates are subject to change. For example, patient payer information may change following an initial attempt to bill for services due to a change in payer status. Such changes in payer status have an impact on recorded net revenue due to different payers being subject to different contractual allowance amounts. Such changes in net revenue are recognized in the period that such changes in payer become known. Similarly, the actual volume of medical charts not processed into our billing systems may be different from the amounts estimated. Such differences in net revenue are adjusted in the following month based on actual chart volumes processed.

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

Net revenue less provision for uncollectibles for the three and six months ended June 30, 2010 and 2011, respectively, consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Gross fee-for-service charges	$1,268,169	$1,524,698	$2,446,929	$2,985,300
Unbilled revenue	2,124	907	4,276	5,464
Less: Contractual adjustments	(724,696)	(878,693)	(1,387,356)	(1,740,119)

Fee-for-service revenue	545,597	646,912	1,063,849	1,250,645
Contract revenue	103,528	109,880	210,467	218,357
Other revenue	6,846	7,191	13,621	14,114

Net revenue	655,971	763,983	1,287,937	1,483,116
Provision for uncollectibles	(280,445)	(336,746)	(547,945)	(643,385)

Net revenue less provision for uncollectibles	$375,526	$427,237	$739,992	$839,731

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

The table below summarizes our approximate payer mix as a percentage of fee-for-service volume for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Payer:
Medicare	22.4%	23.0%	22.6%	22.9%
Medicaid	26.6	27.2	26.4	27.3
Commercial and managed care	27.8	26.6	27.9	26.8
Self pay	21.2	21.3	21.0	21.1
Other	2.0	1.9	2.1	1.9

Total	100.0%	100.0%	100.0%	100.0%

Accounts Receivable. As described above and below, we determine the estimated value of our accounts receivable based on estimated cash collection run rates of estimated future collections by contract for patient visits under our fee-for-service revenue. Accordingly, we are unable to report the payer mix composition on a dollar basis of our outstanding net accounts receivable. However, a 1% change in the estimated carrying value of our net fee-for-service patient accounts receivable before consideration of the allowance for uncollectible accounts at June 30, 2011 could have an after tax effect of approximately $2.7 million on our financial position and results of operations. Our days revenue outstanding at December 31, 2010 and June 30, 2011 were 56.9 days and 59.3 days, respectively. The number of days outstanding will fluctuate over time due to a number of factors. The increase in average days outstanding of approximately 2.4 days includes an increase of 6.4 days related to the increase in estimated value of fee-for-service accounts receivable and an increase of 0.9 days associated with an increase in estimated value of contract accounts receivable. The increase was partially offset by a decrease of 4.9 days resulting from an increase in average revenue per day. The increase in average revenue per day is primarily attributed to an increase in gross charges and patient volumes, increased pricing with managed care plans and increases in average patient acuity levels. The increase of 6.4 days related to fee-for-service accounts receivable and the increase of 0.9 days associated with the increase of contract accounts receivable are primarily due to timing of cash collections and valuation adjustments recorded in the period. Our allowance for doubtful accounts totaled $246.5 million as of June 30, 2011.

Approximately 99% of our allowance for doubtful accounts is related to gross fees for fee-for-service patient visits. Our principal exposure for uncollectible fee-for-service visits is centered in self-pay patients and, to a lesser extent, for co-payments and deductibles from patients with insurance. While we do not specifically allocate the allowance for doubtful accounts to individual accounts or specific payer classifications, the portion of the allowance associated with fee-for-service charges as of June 30, 2011 was equal to approximately 92% of outstanding self-pay fee-for-service patient accounts.

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

Our commercial insurance policy for professional liability losses for the period March 12, 1999 through March 11, 2003 included insured limits applicable to such coverage in the period. Effective April 2006, we executed an agreement with the commercial insurance provider that issued the policy that ended March 11, 2003 to increase the existing $130.0 million aggregate limit of coverage. Under the terms of the agreement, we will make periodic premium payments to the commercial insurance company and the total aggregate limit of coverage under the policy will be increased by a portion of the premiums paid. We have committed to fund premiums such that the total aggregate limit of coverage under the program remains greater than the paid losses at any point in time. During fiscal year 2010, we funded a total of $2.0 million under this agreement. For the six months ended June 30, 2011, we funded a total of $0.7 million and have agreed to fund additional payments which will be based upon the level of incurred losses relative to the aggregate limit of coverage at that time.

As of June 30, 2011, the current aggregate limit of coverage under this policy is $158.8 million and the estimated loss reserve for claim losses and expenses in excess of the current aggregate limit recorded by the Company was $5.3 million.

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

The underlying information that serves as the foundational basis for making our actuarial estimates of professional liability losses is our internal database of incurred professional liability losses. The Company has captured extensive professional liability loss data going back, in some cases, over twenty years, that is maintained and updated on an ongoing basis by our internal claims management personnel. Our database contains comprehensive incurred loss information for our existing operations as far back as fiscal 1997 (reflecting the initial timeframe in which we migrated to a consolidated professional liability program concurrent with the consummation of several significant acquisitions), and we also possess additional loss data that predates 1997 dates of occurrence for certain of our operations. Loss information reflects both paid and reserved losses incurred when we were covered by outside commercial insurance programs as well as paid and reserved losses incurred under our self insurance program. Because of the comprehensive nature of the loss data and our comfort with the completeness and reliability of the loss data, this is the information that is used in the development of our actuarial loss estimates. We believe this database is one of the largest repositories of physician professional liability loss information available in our industry and provides us and our actuarial consultants with sufficient data to develop reasonable estimates of the ultimate losses under our self insurance program. In addition to the estimated losses, as part of the actuarial process, we obtain revised payment pattern assumptions that are based upon our historical loss and related claims payment experience. Such payment patterns reflect estimated cash outflows for aggregate incurred losses by period based upon the occurrence date of the loss as well as the report date of the loss. Although variances have been observed in the actuarial estimate of ultimate losses by occurrence period between actuarial studies, the estimated payment patterns have shown much more limited variability. We use these payment patterns to develop our estimate of the discounted reserve amounts. The relative consistency of the payment pattern estimates provides us with a foundation in which to develop a reasonable estimate of the discount value of the professional liability reserves based upon the most current estimate of ultimate losses to be paid and the reasonable likelihood of the related cash flows over the payment period. As of December 31, 2010 and June 30, 2011, our estimated loss reserves were discounted at approximately 3.3% and 3.2%, respectively, which was the current ten year U.S. Treasury rate at each of those dates, and which reflects the risk free interest rate over the expected period of claims payments.

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

Based on the results of the actuarial study completed in April 2011, management determined no additional change was necessary in our consolidated reserves for professional liability losses as of June 30, 2011 related to prior year loss estimates.

The following reflects the current reserves for professional liability costs as of June 30, 2011 (in millions) as well as the sensitivity of the reserve estimates at a 75% and 90% confidence level:

As reported	$154.5
At 75% confidence level	$162.6
At 90% confidence level	$176.9

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Net revenue less provision for uncollectibles	100.0%	100.0%	100.0%	100.0%
Professional service expenses	75.5	76.6	76.5	76.3
Professional liability costs	3.5	3.5	2.6	3.6
General and administrative expenses	8.8	9.0	8.6	9.1
Other expenses (income)	0.2	—	0.1	(0.1)
Depreciation and amortization	1.7	1.7	1.7	1.7
Interest expense, net	1.3	0.6	1.4	0.7
Transaction costs	0.1	0.2	0.1	0.1
Impairment of intangibles	0.7	—	0.3	—
Loss on extinguishment and refinancing of debt	—	1.4	2.0	0.7

Earnings before income taxes	8.2	7.0	6.6	7.9
Provision for income taxes	3.2	2.8	2.6	3.1

Net earnings	5.0%	4.3%	4.0%	4.7%

Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010

Net Revenue. Net revenue in the three months ended June 30, 2011 increased $108.0 million, or 16.5%, to $764.0 million from $656.0 million in the three months ended June 30, 2010. The increase in net revenue resulted primarily from increases in fee-for-service revenue of $101.3 million, contract revenue of $6.4 million and other revenue of $0.3 million. In the three months ended June 30, 2011, fee-for-service revenue was 84.7% of net revenue compared to 83.2% in the same period of 2010, contract revenue was 14.4% of net revenue in 2011 compared to 15.8% in 2010 and other revenue was 0.9% in 2011 compared to 1.0% in 2010. The increase in fee-for-service revenue was primarily a result of a 10.8% increase in total fee-for-service visits and procedures and, to a lesser extent, an increase in estimated collections per visit and procedure. Estimated collections per visit increased due to annual increases in gross charges, managed care pricing improvements, increases in average patient acuity levels, and ongoing improvements in revenue cycle processes. The increase in contract revenue was due primarily to the impact of new and acquired contracts.

Provision for Uncollectibles. The provision for uncollectibles increased $56.3 million, or 20.1%, to $336.7 million in the three months ended June 30, 2011 from $280.4 million in the corresponding period in 2010. The provision for uncollectibles as a percentage of net revenue was 44.1% in the three months ended June 30, 2011 compared with 42.8% in the corresponding period of 2010. The provision for uncollectibles is primarily related to revenue generated under fee-for-service contracts that is not expected to be fully collected. The period over period increase in the provision for uncollectibles is due primarily to annual increases in gross fee schedules and increases in patient volumes and procedures. Changes in payer mix, particularly the level of self pay fee-for-service visits, also have an impact on the provision for uncollectibles. For the three months ended June 30, 2011, self pay fee-for-service visits were approximately 21.3% of the total fee-for-service visits compared to approximately 21.2% in the same period of 2010.

Net Revenue Less Provision for Uncollectibles. Net revenue less provision for uncollectibles in the three months ended June 30, 2011 increased $51.7 million, or 13.8%, to $427.2 million from $375.5 million in the three months ended June 30, 2010. Same contract revenue (excluding the military division) contributed 4.9% of the growth. Same contract revenue associated with the military division reduced growth by 0.5%. Acquisitions contributed 4.3% of the growth in net revenue less provision for uncollectibles between quarters. New contracts, net of terminations, contributed 5.1% of the growth. Overall, the military division reduced quarter-over-quarter revenue growth by 0.4% while all other areas contributed a 14.2% increase in net revenue less provision.

Total same contract revenue less provision for uncollectibles, which consists of contracts under management in both periods, increased $16.5 million, or 4.8%, to $364.2 million in the three months ended June 30, 2011 compared to $347.6 million in the three months ended June 30, 2010. In the second quarter of 2011, same contract revenue less provision for uncollectibles benefited from an increase in fee-for-service volume of 1.8% which resulted in growth of 1.3%. Also contributing to the increase in same contract revenue growth between quarters were increases in estimated collections on fee-for-service visits in the amount of 5.6% which contributed approximately 4.1% of same contract growth between quarters. The increase in the estimated collections per visit is attributable to annual increases in gross charges, managed care pricing improvements, increases in average patient acuity levels and ongoing improvements in revenue cycle processes, partially offset by changes in payer mix between periods. These increases were partially offset by declines in contract revenue and other, primarily associated with our military and locum tenens operations which constrained same contract revenue growth by 0.6%. Acquisitions contributed $16.1 million of growth between quarters and net new contract revenue increased $19.0 million between quarters. Total declines in military revenue, inclusive of changes in same contract revenue, were $1.7 million between quarters. We typically gain new contracts by replacing competitors at hospitals that currently outsource such services, obtaining new contracts from facilities that do not currently outsource and responding to contracting opportunities within the military healthcare system. Factors influencing new contracting opportunities include the depth and breadth of our service offerings, our reputation and experience, our ability to recruit and retain qualified clinicians, and pricing considerations when a subsidy or contract payment is required. Contracts are typically terminated due to economic considerations, a change in hospital administration or ownership, dissatisfaction with our service offerings or, primarily relating to our military staffing arrangements, at the end of the contract term.

The components of net revenue less provision for uncollectibles includes revenue from contracts that have been in effect for prior periods (same contracts) and from net, new and acquired contracts during the periods, as set forth in the table below:

	Three Months Ended June 30,
	2010	2011
	(in thousands)
Same contracts:
Fee-for-service revenue	$248,840	$267,642
Contract and other revenue	98,800	96,542

Total same contracts	347,640	364,184
New contracts, net of terminations:
Fee-for-service revenue	16,207	30,011
Contract and other revenue	11,679	16,951

Total new contracts, net of terminations	27,886	46,962
Acquired contracts:
Fee-for-service revenue	—	13,353
Contract and other revenue	—	2,738

Total acquired contracts	—	16,091
Consolidated:
Fee-for-service revenue	265,047	311,006
Contract and other revenue	110,479	116,231

Total net revenue less provision for uncollectibles	$375,526	$427,237

The following table reflects the visits and procedures included within fee-for-service revenues described in the table above:

	Three Months Ended June 30,
	2010	2011
	(in thousands)
Fee-for-service visits and procedures:
Same contract	1,904	1,938
New and acquired contracts, net of terminations	133	319

Total fee-for-service visits and procedures	2,037	2,257

Professional Service Expenses. Professional service expenses, which include physician and provider costs, billing and collection expenses, and other professional expenses, totaled $327.1 million in the three months ended June 30, 2011 compared to $283.6 million in the three months ended June 30, 2010, an increase of $43.5 million, or 15.3%. The higher cost between quarters included an increase of approximately $10.3 million associated with increases in the average rates paid per hour of provider service and number of provider hours staffed on a same contract basis. Increases in average rates paid reflect period over period wage and benefit increases associated with the provision of clinical services. Also contributing to the increase in expense was $11.8 million related to our acquisitions and $21.4 million related to net growth. Professional service expenses as a percentage of net revenue less provision for uncollectibles was 76.6% in the three months ended June 30, 2011 compared to 75.5% in the three months ended June 30, 2010.

Professional Liability Costs. Professional liability costs were $15.1 million in the three months ended June 30, 2011 compared to $13.3 million in the three months ended June 30, 2010. Professional liability costs increased $1.9 million, or 14.0%, between periods. The increase was primarily attributable to an increase in provider hours and an increase in the average cost per hour of coverage. Professional liability costs as a percentage of net revenue less provisions for uncollectibles was 3.5% in the second quarter of 2011 and in the second quarter of 2010.

General and Administrative Expenses. General and administrative expenses increased $5.5 million, or 16.7%, to $38.5 million for the three months ended June 30, 2011 from $32.9 million in the three months ended June 30, 2010. The increase in general and administrative expenses is due primarily to inflationary growth in salaries as well as the impact of recent acquisitions, including development of infrastructure to support growth in these operations, increases in performance-based incentive plan costs and additional investments in marketing and sales development functions. Total general and administrative expenses as a percentage of net revenue less provision for uncollectibles were 9.0% in 2011 compared to 8.8% in 2010.

Other (Income) Expenses, net. In the three months ended June 30, 2011, we recognized other income of $0.1 million primarily related to the change in the fair value of assets related to our non-qualified deferred compensation plan compared to expenses of $0.8 million for the same period in 2010.

Depreciation and Amortization. Depreciation and amortization expense was $7.1 million in the three months ended June 30, 2011 compared to $6.4 million for the three months ended June 30, 2010. The increase of $0.7 million was primarily due to higher amortization expense related to our acquisitions in 2010 and higher depreciation expense related to growth in capital expenditures.

Net Interest Expense. Net interest expense decreased $2.4 million to $2.5 million in the three months ended June 30, 2011, compared to $4.9 million in the corresponding period in 2010, primarily due to reduced levels of outstanding debt as well as a decrease in hedging interest due to the maturity of interest rate swaps in 2011.

Transaction Costs. Transaction costs were $1.0 million for the three months ended June 30, 2011 and $0.4 million for the three months ended June 30, 2010. These costs relate to advisory, legal, accounting and other fees incurred related to acquisition activity during the respective periods.

Impairment of Intangibles. In 2010, we recorded an impairment loss of $2.5 million related to a contract intangible associated with a contractual relationship acquired in prior years whose term was less than initially estimated.

Loss on Refinancing of Debt. In 2011, we recognized a loss of $6.0 million in connection with the refinancing of the term loan facility of $402.7 million. The loss consists of the write-off of previously deferred financing costs as well as certain fees and expenses associated with the refinancing.

Earnings before Income Taxes. Earnings before income taxes in the three months ended June 30, 2011 were $30.0 million compared to $30.7 million in the three months ended June 30, 2010.

Provision for Income Taxes. The provision for income taxes was $11.8 million in the three months ended June 30, 2011 compared to $12.0 million in the three months ended June 30, 2010.

Net Earnings. Net earnings were $18.2 million in the three months ended June 30, 2011 compared to $18.6 million in the three months ended June 30, 2010.

Six months Ended June 30, 2011 Compared to the Six months Ended June 30, 2010

Net Revenue. Net revenue in the six months ended June 30, 2011 increased $195.2 million, or 15.2%, to $1.48 billion from $1.29 billion in the six months ended June 30, 2010. The increase in net revenue resulted primarily from increases in fee-for-service revenue of $186.8 million, contract revenue of $7.9 million and other revenue of $0.5 million. In the six months ended June 30, 2011, fee-for-service revenue was 84.3% of net revenue compared to 82.6% in the same period of 2010, contract revenue was 14.7% of net revenue in 2011 compared to 16.3% in 2010 and other revenue was 1.0% in 2011 compared to 1.1% in 2010. The increase in fee-for-service revenue was primarily a result of a 12.3% increase in total fee-for-service visits and procedures and, to a lesser extent, an increase in estimated collections per visit and procedure. Estimated collections per visit increased due to annual increases in gross charges, managed care pricing improvements, increases in average patient acuity levels, and ongoing improvements in revenue cycle processes. The increase in contract revenue was due primarily to the impact of new and acquired contracts, partially offset by declines in our military operations resulting from contracting changes within the military.

Provision for Uncollectibles. The provision for uncollectibles increased $95.4 million, or 17.4%, to $643.4 million in the six months ended June 30, 2011 from $547.9 million in the corresponding period in 2010. The provision for uncollectibles as a percentage of net revenue was 43.4% in the six months ended June 30, 2011 compared with 42.5% in the corresponding period of 2010. The provision for uncollectibles is primarily related to revenue generated under fee-for-service contracts that is not expected to be fully collected. The period over period increase in the provision for uncollectibles is due primarily to annual increases in gross fee schedules and increases in patient volumes and procedures. Changes in payer mix, particularly the level of self pay fee-for-service visits, also have an impact on the provision for uncollectibles. For the six months ended June 30, 2011, self pay fee-for-service visits were approximately 21.1% of the total fee-for-service visits compared to approximately 21.0% in the same period of 2010.

Net Revenue Less Provision for Uncollectibles. Net revenue less provision for uncollectibles in the six months ended June 30, 2011 increased $99.7 million, or 13.5%, to $839.7 million from $740.0 million in the six months ended June 30, 2010. Same contract revenue (excluding the military division) contributed 6.3% of the growth. Same contract revenue associated with the military division reduced growth by 0.5%. Acquisitions contributed 4.4% of the growth in net revenue less provision for uncollectibles between periods. New contracts, net of terminations (excluding the military division), contributed 4.1% of the growth. Net contract changes within our military division reduced period-over-period net revenue growth by 0.8%. Overall, the military division reduced period-over-period revenue growth by 1.3% while all other areas contributed a 14.8% increase in net revenue less provision.

Total same contract revenue less provision for uncollectibles, which consists of contracts under management in both periods, increased $43.0 million, or 6.5%, to $708.4 million in the six months ended June 30, 2011 compared to $665.5 million in the six months ended June 30, 2010. In the six months ended June 30, 2011, same contract revenue less provision for uncollectibles benefited from an increase in fee-for-service volume of 4.5% which resulted in growth of 3.4%. Also contributing to the increase in same contract revenue growth between periods were increases in estimated collections on fee-for-service visits in the amount of 5.0% which contributed approximately 3.6% of same contract growth between periods. The increase in the estimated collections per visit is attributable to annual increases in gross charges, managed care pricing improvements, increases in average patient acuity levels and ongoing improvements in revenue cycle processes, partially offset by changes in payer mix between periods. These increases were partially offset by declines in contract and other revenue, primarily associated with our military operations which constrained same contract revenue growth by 0.5%. Acquisitions contributed $32.6 million of growth between periods. Excluding the impact of contracting changes within the military division, net new contract revenue increased $30.5 million while changes within military staffing contracts resulted in a decline of $6.3 million between periods. Total declines in military revenue, inclusive of changes in same contract revenue, were $9.9 million between periods. We typically gain new contracts by replacing competitors at hospitals that currently outsource such services, obtaining new contracts from facilities that do not currently outsource and responding to contracting opportunities within the military healthcare system. Factors influencing new contracting opportunities include the depth and breadth of our service offerings, our reputation and experience, our ability to recruit and retain qualified clinicians, and pricing considerations when a subsidy or contract payment is required. Contracts are typically terminated due to economic considerations, a change in hospital administration or ownership, dissatisfaction with our service offerings or, primarily relating to our military staffing arrangements, at the end of the contract term.

The components of net revenue less provision for uncollectibles includes revenue from contracts that have been in effect for prior periods (same contracts) and from net, new and acquired contracts during the periods, as set forth in the table below:

	Six months Ended June 30,
	2010	2011
	(in thousands)
Same contracts:
Fee-for-service revenue	$477,900	$524,275
Contract and other revenue	187,553	184,146

Total same contracts	665,453	708,421
New contracts, net of terminations:
Fee-for-service revenue	34,082	55,281
Contract and other revenue	36,999	39,923

Total new contracts, net of terminations	71,081	95,204
Acquired contracts:
Fee-for-service revenue	3,371	29,277
Contract and other revenue	87	6,829

Total acquired contracts	3,458	36,106
Consolidated:
Fee-for-service revenue	515,353	608,833
Contract and other revenue	224,639	230,898

Total net revenue less provision for uncollectibles	$739,992	$839,731

The following table reflects the visits and procedures included within fee-for-service revenues described in the table above:

	Six months Ended June 30,
	2010	2011
	(in thousands)
Fee-for-service visits and procedures:
Same contract	3,637	3,800
New and acquired contracts, net of terminations	317	640

Total fee-for-service visits and procedures	3,954	4,440

Professional Service Expenses. Professional service expenses, which include physician and provider costs, billing and collection expenses, and other professional expenses, totaled $640.7 million in the six months ended June 30, 2011 compared to $566.4 million in the six months ended June 30, 2010, an increase of $74.3 million, or 13.1%. The higher cost between periods included an increase of approximately $23.6 million associated with increases in the average rates paid per hour of provider service and number of provider hours staffed on a same contract basis. Increases in average rates paid reflect period over period wage and benefit increases associated with the provision of clinical services. Also contributing to the increase in expense was $24.4 million related to our acquisitions and $26.3 million related to net growth. Professional service expenses as a percentage of net revenue less provision for uncollectibles was 76.3% in the six months ended June 30, 2011 compared to 76.5% in the six months ended June 30, 2010.

Professional Liability Costs. Professional liability costs were $29.9 million in the six months ended June 30, 2011 compared to $19.2 million in the six months ended June 30, 2010. Professional liability costs for the six months ended June 30, 2010 included a reduction in professional liability reserves of $7.2 million related to prior years resulting from the actuarial study completed during that period. Excluding the benefit of the prior year reserve adjustment in 2010, professional liability costs increased $3.4 million, or 13.0%, between periods. The increase was primarily attributable to an increase in provider hours and an increase in the average cost per hour of coverage. Excluding the benefit of prior year reserve adjustments in 2010, professional liability costs as a percentage of net revenue less provisions for uncollectibles were 3.6% in 2011 and in the corresponding period of 2010.

General and Administrative Expenses. General and administrative expenses increased $12.8 million, or 20.2%, to $76.6 million for the six months ended June 30, 2011 from $63.7 million in the six months ended June 30, 2010. The increase in general and administrative expense is due primarily to the impact of recent acquisitions, including the development of infrastructure to support growth in these operations, increases in performance-based incentive plan costs, and additional investments in marketing and sales development functions. Total general and administrative expenses as a percentage of net revenue less provision for uncollectibles were 9.1% in 2011 compared to 8.6% in 2010.

Other (Income) Expenses, net. In the six months ended June 30, 2011, we recognized other income of $0.7 million primarily related to the change in the fair value of assets related to our non-qualified deferred compensation plan compared to expenses of $0.7 million for the same period in 2010.

Depreciation and Amortization. Depreciation and amortization expense was $14.0 million in the six months ended June 30, 2011 compared to $12.8 million for the six months ended June 30, 2010. The increase of $1.2 million was primarily due to higher amortization expense related to our acquisitions in 2010 and higher depreciation expense related to growth in capital expenditures.

Net Interest Expense. Net interest expense decreased $4.9 million to $5.8 million in the six months ended June 30, 2011, compared to $10.7 million in the corresponding period in 2010, primarily due to reduced levels of outstanding debt as well as a decrease in hedging interest due to the maturity of interest rate swaps in 2011.

Transaction Costs. Transaction costs were $1.2 million for the six months ended June 30, 2011 and $0.5 million for the six months ended June 30, 2010. These costs relate to advisory, legal, accounting and other fees incurred related to acquisition activity during the respective periods.

Impairment of Intangibles. In the six months ended June 30, 2010, we recorded an impairment loss of $2.5 million related to a contract intangible associated with a contractual relationship acquired in prior years whose term was less than initially estimated.

Loss on Extinguishment and Refinancing of Debt. In 2011, we recognized a loss of $6.0 million in connection with the refinancing of the term loan facility of $402.7 million. The loss consists of the write-off of previously deferred financing costs as well as certain fees and expenses associated with the refinancing. We recognized a loss of $14.9 million in connection with the redemption of $157.5 million of our 11.25% Notes in the six months ended June 30, 2010.

Earnings before Income Taxes. Earnings before income taxes in the six months ended June 30, 2011 were $66.2 million compared to $48.5 million in the six months ended June 30, 2010.

Provision for Income Taxes. The provision for income taxes was $26.3 million in the six months ended June 30, 2011 compared to $19.0 million in the corresponding period in 2010.

Net Earnings. Net earnings were $39.8 million in the six months ended June 30, 2011 compared to $29.5 million in the six months ended June 30, 2010.

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

Cash provided by operating activities in the six months ended June 30, 2011 was $31.4 million compared to $14.5 million in the corresponding period in 2010. The $16.9 million increase in operating cash flow was principally the result of improved profitability in 2011, the absence of cash costs of $13.8 million associated with the 11.25% Senior Subordinated Note redemption in 2010, and an improvement in the level of funding of current liabilities, including prior year incentive plan liabilities, and reduced interest payments during the six months ended June 30, 2011 compared to the same period in 2010, offset by an increase in tax payments. Cash used in investing activities in the six months ended June 30, 2011 was $11.6 million compared to $14.1 million in the same period of 2010. The $2.5 million decrease in cash used in investing activities was principally due to a decrease in net purchases of investments between periods at the captive insurance subsidiary, partially offset by an increase in cash payments related to acquisitions. Cash used in financing activities in the six months ended June 30, 2011 was $1.2 million compared to $137.5 million in the six months ended June 30, 2010. The change in cash associated with financing activities was due to $9.9 million of proceeds from the exercise of stock options in 2011 compared to the $157.5 million payment made in connection with the redemption of our 11.25% Notes, partially offset by the $7.8 million of fees and expenses paid in connection with the refinancing in 2011 and the $21.8 million net proceeds received in connection with the exercise of the underwriters’ over-allotment option relating to our initial public offering during the six months ended June 30, 2010.

We spent $4.1 million in the first six months of 2011 and $3.9 million in the first six months of 2010 for capital expenditures. These expenditures were primarily for billing and information technology investments and related development projects along with projects in support of operational initiatives.

On June 29, 2011, we completed the financing of new senior credit facilities, consisting of a $175 million Five-Year Revolving Credit Facility, which was undrawn at closing, a $150 million Five-Year Term A Loan Facility and a $250 million Seven-Year Term B Loan Facility, with a syndicate of financial institutions. See note

11 of the notes to the consolidated financial statements. We used borrowings under the new credit facilities and existing cash, to repay the balance of $402.7 million outstanding on the outstanding term loan as well as $7.8 million of fees and expenses associated with the refinancing. As a result of these new borrowings, we expect our effective interest rate going forward to be higher compared to the rate under our previous debt structure.

As of June 30, 2011, we had $400.0 million in aggregate indebtedness consisting of our term loans with an additional $175.0 million of borrowing capacity available under our senior secured revolving credit facility (without giving effect to $6.6 million of undrawn letters of credit). Under our new senior credit facility, outstanding Term A loan borrowings mature on June 29, 2016 and Term B loan borrowings mature on June 29, 2018.

Our new senior credit facility agreement contains both affirmative and negative covenants, including limitations on our ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire our capital stock, acquire the capital stock or assets of another business and pay dividends, and require us to comply with a maximum first lien net leverage ratio, tested quarterly. At June 30, 2011, we were in compliance with all covenants under the new senior credit facility agreement. The new senior credit facility is secured by substantially all of our and our U. S. subsidiaries’ assets.

As of December 31, 2010, we were a party to three separate forward interest rate swap agreements. These agreements expired in the first quarter of 2011. The change in value during the six months ended June 30, 2011 of approximately $0.6 million, net of tax, was recorded as a component of other comprehensive earnings.

Subject to any contractual restrictions, the Company and its subsidiaries, affiliates or significant shareholders (including The Blackstone Group L.P. and its affiliates) may from time to time, in their sole discretion, purchase, repay, redeem or retire any of the Company’s outstanding debt or equity securities in privately negotiated or open market transactions, by tender offer or otherwise.

As of June 30, 2011, we had total cash and cash equivalents of approximately $48.9 million. There are no known liquidity restrictions or impairments on our cash and cash equivalents as of June 30, 2011. Our ongoing cash needs for the six months ended June 30, 2011 were met from internally generated operating sources. As of June 30, 2011, there were no amounts outstanding under the revolving credit facility.

We have historically been an acquirer of other physician staffing businesses and related interests. In April 2011, we acquired an emergency medical staffing group that provides staffing services to a hospital located in Alabama. During the first six months of 2011, $7.2 million of contingent consideration was paid on prior year acquisitions. Maximum future contingent payment obligations are approximately $25.3 million.

We are in discussions with certain physician staffing businesses regarding potential acquisition opportunities. If we consummate these potential acquisitions, we would expect to fund such acquisitions using our existing cash or through borrowings under our revolving credit facility.

Effective March 12, 2003, we began providing for professional liability risks in part through a captive insurance company. Prior to such date, we insured such risks principally through the commercial insurance market. The change in the professional liability insurance program initially resulted in increased cash flow due to the retention of cash formerly paid out in the form of insurance premiums to a commercial insurance company coupled with a long period (typically 2-4 years or longer on average) before cash payout of such losses occurs. A portion of such cash retained is retained within our captive insurance company and therefore not immediately available for general corporate purposes. As of June 30, 2011, the current value of cash or cash equivalents and related investments held within the captive insurance subsidiary totaled approximately $88.8 million. Investments of the captive insurance subsidiary are carried at fair market value and as of June 30, 2011 reflected $3.1 million of net unrealized gains. See Note 8 of the accompanying consolidated financial statements for a discussion of the investments held by our captive insurance subsidiary.

Effective June 1, 2011, we renewed our fronting carrier program with a commercial insurance carrier through May 31, 2012. In connection with this renewal, we have paid cash premiums of approximately $8.5 million to the commercial insurance carrier. For the six months ended June 30, 2011, we funded approximately $14.3 million of premiums to our captive insurance subsidiary. For the six months ended June 30, 2011, we also funded a total of $0.7 million to a commercial insurance provider in order to meet our obligation for incurred costs in excess of the aggregate limits of coverage in place on the commercial insurance policy that ended March 11, 2003. We will fund additional payments which will be based upon the level of incurred losses relative to the aggregate limit of the coverage at that time as additional claims are processed.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
	(in thousands)
Net earnings	$18,620	$18,208	$29,518	$39,844
Interest expense, net	4,922	2,513	10,685	5,790
Provision for income taxes	12,043	11,771	19,004	26,321
Depreciation and amortization	6,423	7,112	12,838	14,011
Other expenses (income)(a)	777	(113)	716	(660)
Loss on extinguishment and refinancing of debt(b)	—	6,022	14,862	6,022
Impairment of intangibles	2,523	—	2,523	—
Transaction costs(c)	393	1,041	458	1,195
Stock based compensation expense(d)	406	782	610	1,388
Insurance subsidiary interest income	685	567	1,369	1,165
Professional liability loss reserve adjustments associated with prior years	—	—	(7,219)	—
Severance and other charges	83	136	96	927

Adjusted EBITDA*	$46,875	$48,039	$85,460	$96,003

(a)	Reflects gain or loss on sale of assets, realized gains on investments, and changes in fair value of investments associated with the Company’s non-qualified retirement plan.
(b)	Reflects the loss on the redemption of a portion of the Company’s 11.25% Senior Subordinated Notes, including the write-off of unamortized deferred financing costs of $3,837 in 2010 and the write-off of deferred financing costs of $1,654 from the previous term loan as well as certain fees and expenses associated with the debt refinancing in 2011.
(c)	Reflects expenses associated with acquisition transaction fees.
(d)	Reflects costs related to options and restricted shares granted under the Team Health Holdings, Inc. 2009 Stock Incentive Plan.

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

Recently Issued Accounting Standards

See Note 3 of the notes to the consolidated financial statements for a discussion of recently issued accounting standards.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk related to changes in interest rates. The Company does not use derivative financial instruments for speculative or trading purposes.

The Company’s earnings are affected by changes in short-term interest rates as a result of its borrowings under its term loan facility.

At June 30, 2011, the fair value of the Company’s total debt, which had a carrying value of $400.0 million, was approximately $398.6 million. The Company had $400.0 million of variable debt outstanding at June 30, 2011. If the market interest rates for the Company’s variable rate borrowings had averaged 1% more subsequent to December 31, 2010, the Company’s interest expense would have increased, and earnings before income taxes would have decreased, by approximately $2.0 million for the six months ended June 30, 2011. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management could take actions in an attempt to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company’s financial structure.

Item 4.	Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired objectives. As of June 30, 2011, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2011, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting: There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the six months ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

For a discussion of our potential risks and uncertainties, please see “Risk Factors” in Part 1, Item 1A of our annual report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on February 8, 2011. In addition, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors and Trends that Affect Our Results of Operations” herein and the 2010 Form 10-K. Other than as described below, there have been no material changes to the risk factors disclosed in Part 1, Item 1A of the 2010 Form 10-K.

A failure to raise the statutory debt limit of the United States could affect funding for federal government sponsored healthcare programs and have a material adverse impact on our cash flow and results of operations.

The U.S. Treasury has estimated that, on August 2, 2011, the United States is expected to reach its statutory debt limit. If the Congress and the President fail to agree to raise the statutory debt limit, the United States may stop or delay making payments, including funding for Medicare and Medicaid. In order to reduce its overall deficit, the federal government could also decide to make significant cuts in its spending in areas, such as Medicare and Medicaid. We receive a substantial portion of our payments for healthcare services on a fee for service basis from government sponsored healthcare programs, such as Medicare, Medicaid and the U.S. government’s military healthcare system. During the six months ended June 30, 2011, we estimate that we received approximately 34% of our net revenues less provision for uncollectibles from such third parties. Any material delay or failure in the funding for Medicare, Medicaid and the U.S. government’s military healthcare system could have a material adverse effect on our cash flow. See the risk factor titled “We depend on reimbursements by third-party payers, as well as payments by individuals, which could lead to delays and uncertainties in the reimbursement process” included in “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for fiscal year 2010.

In addition, unless the Congress and the President can agree to raise the statutory debt limit, the United States may be unable to pay its obligations, including treasury securities, as they become due. In light of that risk, each of Moody’s Investors Service, Standard & Poor’s Corp. and Fitch Ratings has publicly warned of the possibility of a downgrade to the United States’ credit rating. The failure to raise the debt limit (or an increase in the perceived risk that such a failure may occur and/or United States may not pay its debt obligations when due) could have a material adverse effect on the value and liquidity of financial assets, including assets in the investment portfolio of our captive insurance subsidiary. At June 30, 2011, the investment portfolio of our captive insurance subsidiary (described in note 8 of notes to consolidated financial statements included in this report) had a carrying value of $88.8 million, of which $30.4 million consisted of U.S. Treasury securities and agency notes and $55.0 million consisted of municipal bonds.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

Members of the Company’s board of directors and certain employees, including senior executives and others who regularly have access to material non-public information, may from time to time enter into trading plans (“plans”) designed to comply with the Company’s Securities Trading Policy and the requirements of Rule 10b5-1 promulgated by the Securities and Exchange Commission under Section 10(b) of the Securities Exchange Act of 1934, as amended.

As of the date of this report, no director or executive officer has entered into a plan that remains in effect.

The Company does not undertake any obligation to report Rule 10b5-1 plans that may be adopted by any officers or directors of the Company in the future, or to report any modifications or termination of any publicly announced plan or to report any plan adopted by an employee who is not an executive officer.

Item 6.	Exhibits

3.1	Certificate of Incorporation of Team Health Holdings, Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed on December 18, 2009: File No. 001-34583)

3.2	By-laws of Team Health Holdings, Inc. (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K, filed on December 18, 2009: File No. 001-34583)

10.1	First Amendment, dated August 1, 2011, to Amended and Restated Employment Agreement dated November 25, 2009, between Team Health, Inc. and David P. Jones. (filed herewith)*

10.2	First Amendment, dated August 1, 2011, to Amended and Restated Employment Agreement dated November 25, 2009, between Team Health, Inc. and Heidi Solomon Allen. (filed herewith)*

10.3	First Amendment, dated August 1, 2011, to Amended and Restated Employment Agreement dated November 23, 2005, between Team Health, Inc. and H. Lynn Massingale, M.D.

31.1	Certification by Greg Roth for Team Health Holdings, Inc. dated August 2, 2011 as required by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification by David Jones for Team Health Holdings, Inc. dated August 2, 2011 as required by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Certification by Greg Roth for Team Health Holdings, Inc. dated August 2, 2011 as required by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.2	Certification by David Jones for Team Health Holdings, Inc. dated August 2, 2011 as required by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (ii) Consolidated Statement of Operations for the three months and six months ended June 30, 2011 and 2010, (iii) Consolidated Statement of Cash Flows for the six months ended June 30, 2011 and 2010, and (iv) Notes to Consolidated Financial Statements.†

*	Management contracts or compensatory plans or arrangements
†	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

TEAM HEALTH HOLDINGS, INC.

August 2, 2011	/S/ GREG ROTH
Greg Roth Chief Executive Officer

August 2, 2011	/S/ DAVID P. JONES
David P. Jones Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

3.1	Certificate of Incorporation of Team Health Holdings, Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed on December 18, 2009: File No. 001-34583)

3.2	By-laws of Team Health Holdings, Inc. (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K, filed on December 18, 2009: File No. 001-34583)

10.1	First Amendment, dated August 1, 2011, to Amended and Restated Employment Agreement dated November 25, 2009, between Team Health, Inc. and David P. Jones. (filed herewith)*

10.2	First Amendment, dated August 1, 2011, to Amended and Restated Employment Agreement dated November 25, 2009, between Team Health, Inc. and Heidi Solomon Allen. (filed herewith)*

10.3	First Amendment, dated August 1, 2011, to Amended and Restated Employment Agreement dated November 23, 2005, between Team Health, Inc. and H. Lynn Massingale, M.D.

31.1	Certification by Greg Roth for Team Health Holdings, Inc. dated August 2, 2011 as required by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification by David Jones for Team Health Holdings, Inc. dated August 2, 2011 as required by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Certification by Greg Roth for Team Health Holdings, Inc. dated August 2, 2011 as required by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.2	Certification by David Jones for Team Health Holdings, Inc. dated August 2, 2011 as required by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (ii) Consolidated Statement of Operations for the three months and six months ended June 30, 2011 and 2010, (iii) Consolidated Statement of Cash Flows for the three months and six months ended June 30, 2011 and 2010, and (iv) Notes to Consolidated Financial Statements.†

*	Management contracts or compensatory plans or arrangements
†	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.