Form 10-K/A
period 2010-12-31
TEAM HEALTH HOLDINGS INC.
filed 2011-11-02
CIK 1082754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 2)

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

Explanatory Note

This Amendment No. 2 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Team Health Holdings, Inc. (the “Company”, “we”, “us” or “our”) for the fiscal year ended December 31, 2010, originally filed with the Securities and Exchange Commission (the “SEC”) on February 8, 2011, and as amended by the Amendment No. 1 on Form 10-K/A filed on February 28, 2011 (as amended, the “Original Filing”). We are filing this Amendment to reflect restatements of our consolidated financial statements included in the Original Filing, and the related notes thereto, to adjust our accounting for contingent earnout payments in connection with acquisitions and accounting for equity-based compensation, as more fully described in Note 2 to the Consolidated Financial Statements contained in this Amendment. In addition, concurrently with the filing of this Amendment, we are filing amendments to our Quarterly Reports on Form 10-Q for each of the periods ended March 31, 2011 and June 30, 2011 to reflect restatements of our financial statements for the first two quarters of 2011.

For the convenience of the reader, this Amendment amends and restates the Original Filing in its entirety. However, revisions have been made to the following sections only, solely to reflect the restatements:

•	Item 6—Selected Consolidated Financial Data

•	Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Item 8—Financial Statements and Supplementary Data

•	Item 9A—Controls and Procedures

In addition, currently dated certifications of our principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, and the consent of our independent registered public accountants are filed as exhibits to this Amendment.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. Other events occurring after the date of the Original Filing or other information necessary to reflect subsequent events have been disclosed in reports filed with the SEC subsequent to the Original Filing, including any amendments to those reports.

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

We have established reserves for losses and related expenses that represent estimates at a given point in time involving actuarial and statistical projections of our expectations of the ultimate resolution and administration of costs of losses incurred for professional liability risks for the period on and after March 12, 2003. We have also established a reserve for potential losses in excess of commercial insurance aggregate coverage limits for the period prior to March 12, 2003. Insurance reserves are inherently subject to uncertainty. Our reserves are based on historical claims, demographic factors, industry trends, severity and exposure factors and other actuarial assumptions. Studies of projected ultimate professional liability losses are performed at least annually. We use the actuarial estimates to establish professional liability loss reserves. Our reserves could be significantly affected should current and future occurrences differ from historical claim trends and expectations. While claims are monitored closely when estimating reserves, the complexity of the claims and the wide range of potential outcomes often hampers timely adjustments to the assumptions used in these estimates. Actual losses and related expenses may deviate, perhaps substantially, from the reserve estimates reflected in our financial statements. If our estimated reserves are determined to be inadequate, we will be required to increase reserves at the time of such determination, which would result in a corresponding reduction in our net earnings in the period in which such deficiency is determined. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Insurance Reserves” and Note 15 to the audited consolidated financial statements incorporated by reference herein.

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

The following table sets forth our selected historical financial data as of the dates and for the periods indicated. The selected historical financial data as of December 31, 2009 and 2010 and for each of the three years in the period ended December 31, 2010 have been derived from our audited consolidated financial statements included elsewhere in this Form 10-K/A. We derived the selected historical financial data as of December 31, 2007 and for the year ended December 31, 2006 from our unaudited consolidated financial statements that are not included in this Form 10-K/A. The following selected historical financial data has been restated to reflect corrections to the Original Filing which are discussed further in Note 2 to the Consolidated Financial Statements included elsewhere in this Form 10-K/A.

You should read the data presented below together with, and qualified by reference to, our consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” each of which is included elsewhere in this Form 10-K/A.

	Year Ended December 31,
	2006	2007	2008	2009	2010
	Restated
	(Dollars in thousands, except per share data)
Statement of Operations Data:
Net revenue less provision for uncollectibles	$1,095,387	$1,232,065	$1,331,317	$1,423,441	$1,519,264
Cost of services rendered (exclusive of depreciation and amortization shown separately below):
Professional service expenses	831,826	950,872	1,046,806	1,102,091	1,170,208
Professional liability costs	37,642	21,057	15,247	32,178	46,356
General and administrative expenses (includes contingent purchase expense of $1,567, $2,746, $4,420, $5,001, $13,311 for the year ended December 31, 2006, 2007, 2008, 2009 and 2010, respectively)	106,099	118,231	123,009	138,307	149,122
Other expenses (income)	3,748	4,054	3,602	35,676	(1,017)
Impairment of intangibles	—	—	9,134	—	50,293
Depreciation and amortization	23,243	14,676	16,479	17,660	25,919
Interest expense, net	57,813	55,234	45,849	36,679	20,552
(Gain) loss on extinguishment of debt	—	—	(1,640)	—	17,122
Transaction costs	—	—	2,386	2,120	843

Earnings from continuing operations before income taxes	35,016	67,941	70,445	58,730	39,866

Provision for income taxes	13,335	26,871	29,778	23,682	33,065

Earnings from continuing operations	21,681	41,070	40,667	35,048	6,801

Loss from discontinued operations, net of taxes	(7,049)	(576)	—	—	—

Net earnings attributable to common shareholders/members	$14,632	$40,494	$40,667	$35,048	$6,801

Per Share Data:
Basic net earnings per share	$—	$—	$—	$—	$0.11
Unaudited pro forma basic net earnings per share(1)	$0.30	$0.83	$0.83	$0.71	$—
Weighted average basic shares outstanding (in thousands)	48,805	48,790	48,876	49,427	64,177
Diluted net earnings per share	$—	$—	$—	$—	$0.11
Unaudited pro forma diluted net earnings per share	$0.30	$0.82	$0.82	$0.70	$—
Weighted average diluted shares outstanding (in thousands)	49,511	49,385	49,311	49,747	64,641

Cash Flows and Other Financial Data:
Net cash provided by operating activities	$49,440	$69,159	$61,971	$75,341	$109,204
Net cash used in investing activities	(49,996)	(30,361)	(29,772)	(92,080)	(64,687)
Net cash (used in) provided by financing activities	(6,089)	(12,507)	(16,091)	140,672	(184,511)
Capital expenditures(2)	11,271	12,680	12,141	11,613	11,898

Balance Sheet Data (at period end):
Cash and cash equivalents	$3,999	$30,290	$46,398	$170,331	$30,337
Working capital(3)	49,036	69,753	79,431	18,140	11,346
Total assets	652,081	695,685	720,138	918,972	781,838
Total debt(4)	642,550	631,500	615,275	611,025	403,750

Total shareholders’ deficit	—	—	—	(103,197)	(68,754)

Total members’ deficit	$(371,647)	$(332,268)	$(295,405)	$—	$—

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

(2)	Reflects expenditures for property and equipment used in our business.
(3)	Working capital means current assets minus current liabilities.
(4)	Includes current portion of long-term debt. See Note 14 to the consolidated financial statements included elsewhere in the Form 10-K for a discussion of long-term debt.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Restatements of Consolidated Financial Statements

We have restated our consolidated balance sheets as of December 31, 2009 and 2010 and consolidated statements of operations and cash flows for the years ended December 31, 2008, 2009 and 2010 to correct errors in the accounting for certain acquisitions that contain contingent consideration provisions and accounting for equity-based compensation. The impact of these restatements is discussed in Note 2 to the Consolidated Financial Statements included elsewhere in this Amendment. All information included in this Management’s Discussion and Analysis of Results of Operations and Financial Condition has been correspondingly corrected to give effect to such restatements.

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

Radiology Operations

During the fourth quarter of 2010, after an analysis of our radiology operations including past performance and future growth opportunities, we made a decision to shut down our teleradiology and radiology staffing division. It is anticipated that this process will be completed by the end of the first quarter of 2011. For the years ended December 31, 2008, 2009 and 2010, the radiology division generated approximately $18.5 million, $15.7 million and $11.2 million of net revenue less provision, respectively. Other than the incurrence of operating costs during the wind-down period, we do not currently anticipate any additional significant charges to be realized. See Note 6 to our consolidated financial statements included in this Form 10-K.

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

In December 2010 we recognized a non-tax deductible charge of $48.8 million to reduce the carrying value of the goodwill associated with our military staffing division. Following the charge there is approximately $9.4 million of remaining goodwill associated with this division. The decline in carrying value and resulting goodwill impairment charge resulted from our annual impairment test results and reflects the decline in the military’s financial performance and the impact of the more challenging government contracting environment. Also in June 2010, we recorded an impairment loss of $1.5 million associated with a contractual relationship acquired in prior years whose expected term was less than initially estimated.

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

	Year Ended December 31,
	2008	2009	2010
	Restated
Net revenue less provision for uncollectibles	100.0%	100.0%	100.0%
Professional services expenses	78.6	77.4	77.0
Professional liability costs	1.2	2.3	3.1
General and administrative expenses	9.2	9.8	9.8
Other expenses (income)	0.3	2.5	(0.1)
Impairment of intangibles	0.7	—	3.3
Depreciation and amortization	1.2	1.2	1.7
Interest expense, net	3.4	2.6	1.4
(Gain) loss on extinguishment of debt	(0.1)	—	1.1
Transaction costs	0.2	0.1	0.1

Earnings before income taxes	5.3	4.2	2.6
Provision for income taxes	2.2	1.7	2.2

Net earnings	3.1%	2.5%	0.4%

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

General and Administrative Expenses. General and administrative expenses increased $10.8 million, or 7.8% to $149.1 million for the year ended December 31, 2010 from $138.3 million in the year ended December 31, 2009. Included in the 2010 general and administrative expenses is $13.3 million of contingent purchase expense. Included in the 2009 general and administrative expenses are $5.0 million of contingent purchase expense, a onetime non-cash expense of $4.7 million related to stock options granted in 2009 in conjunction with our initial public offering and a $3.1 million expense related to the fair value adjustment of previously issued restricted equity awards. Excluding these charges, general and administrative expenses increased $10.3 million, or 8.2%, in 2010 from 2009. Acquisitions increased expenses by $11.5 million, while remaining general and administrative expenses decreased $1.2 million due primarily to lower incentive and deferred compensation costs partially offset by increases in other non-salary administrative expenses between periods. Total general and administrative expenses as a percentage of net revenue less provision for uncollectibles were 9.8% in 2010 and 2009.

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

Depreciation and Amortization. Depreciation and amortization expense was $25.9 million in the year ended December 31, 2010 compared to $17.7 million for the year ended December 31, 2009. The increase of $8.3 million between periods was primarily due to increased amortization expense associated with acquisitions completed in 2009 and 2010 and higher depreciation expense related to an increase in capital expenditures.

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

Impairment of Intangibles. During 2010, we recorded an impairment loss totaling $50.3 million of which $48.8 million relates to the impairment of goodwill associated with our military division and $1.5 million that was associated with a contractual relationship acquired in prior years whose term was less than initially estimated.

Loss on Extinguishment of Debt. We recognized a loss of $17.1 million in connection with the redemption of $203.0 million of our 11.25% Notes in 2010. The loss consists of $12.3 million of bond redemption premium payments and the write off of $4.8 million of previously deferred financing costs.

Earnings Before Income Taxes. Earnings before income taxes in the year ended December 31, 2010 were $39.9 million compared to $58.7 million in the corresponding period in 2009.

Provision for Income Taxes. The provision for income taxes was $33.1 million in the year ended December 31, 2010 compared to $23.7 million in the corresponding period in 2009. The effective tax rate was 82.9% in 2010 compared to 40.3% in 2009. The increase was primarily a result of the non-deductibility of the goodwill impairment. Excluding the non-deductible goodwill impairment, the effective tax rate for 2010 was 37.3%.

Net Earnings. Net earnings were $6.8 million in the year ended December 31, 2010 compared to $35.0 million in the year ended December 31, 2009.

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

General and Administrative Expenses. General and administrative expenses increased $15.3 million, or 12.4% to $138.3 million for the year ended December 31, 2009 from $123.0 million in the year ended December 31, 2008. Included in the 2009 general and administrative expenses are $5.0 million of contingent purchase expense, a onetime non-cash expense of $4.7 million related to stock options granted in 2009 in conjunction with our initial public offering and a $3.1 million expense related to the fair value adjustment of previously issues restricted equity awards. In 2008, general and administrative expenses included $4.4 million of contingent purchase expense and $1.7 million of share based compensation expense related to the fair value adjustment of outstanding restricted equity awards. Excluding these charges, general and administrative expense increased $8.6 million, or a 7.4% increase in 2009 from 2008. The increase in general and administrative expenses was primarily due to increased incentive and deferred compensation plan costs, offset by declines in other non-salary administrative expenses between periods. Total general and administrative expenses as a percentage of net revenue less provision for uncollectibles were 9.8% in 2009 and 9.2% in 2008.

Other Expenses (Income). Other expenses were $35.7 million in the year ended December 31, 2009 and $3.6 million in the same period in 2008. The 2009 results include a $32.7 million fee paid to our Sponsor for the termination of a monitoring services agreement in connection with the initial public offering.

Depreciation and Amortization. Depreciation and amortization expense was $17.7 million in the year ended December 31, 2009 compared to $16.5 million for the year ended December 31, 2008. The increase of $1.2 million between periods was primarily due to increased amortization expense associated with acquisitions completed in 2008 and 2009 and higher depreciation expense related to growth in capital expenditures.

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

Earnings Before Income Taxes. Earnings before income taxes in the year ended December 31, 2009 were $58.7 million compared to $70.4 million in the corresponding period in 2008.

Provision for Income Taxes. The provision for income taxes was $23.7 million in the year ended December 31, 2009 compared to $29.8 million in the corresponding period in 2008.

Net Earnings. Net earnings were $35.0 million in the year ended December 31, 2009 compared to $40.7 million in the year ended December 31, 2008.

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

Cash provided by operating activities in the year ended December 31, 2010 increased to $109.9 million compared to $75.3 million in the corresponding period in 2009. Included in cash provided by operations are contingent payments associated with purchase transactions of $4.1 million in 2010 and $7.5 million in 2009. Included within operating cash flow in 2010 were cash costs associated with the bond redemption while 2009 operating cash flow reflects cash costs associated with the IPO. Cash used in investing activities in the year ended December 31, 2010 was $65.3 million compared to $92.1 million in the same period of 2009. The $26.7 million decrease in cash used in investing activities was principally due to a decrease in cash payments made related to acquisitions. Cash used in financing activities in the year ended December 31, 2010 was $184.5 million compared to cash provided by operations of $140.7 million in the year ended December 31, 2009. The change in cash used in financing is due to the redemption of $203.0 million of our 11.25% senior subordinated notes (“the Notes”) in 2010 and equity proceeds associated with our initial public offering in 2009.

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

We have historically been an acquirer of other physician staffing businesses and related interests. For the year ended December 31, 2010, total cash used in acquisitions was $56.4 million, which consisted on $52.4 million of payments reported in investing cash flows and $4.1 million of contingent payments on prior year acquisitions reported as operating cash flow. For the year ended December 31, 2009, total cash used in acquisitions was $90.4 million, which consisted on $82.9 million of payments reported in investing cash flows and $7.5 million of contingent payments on prior year acquisitions reported as operating cash flow. During 2010, we completed the acquisitions of certain assets and related business operations of three emergency medical staffing businesses and clinics located in Oklahoma, Kansas, Virginia, Rhode Island and Florida for a total of $51.7 million in cash. In addition, we may have to pay up to $17.0 million in future contingent payments related to these acquisitions. During 2009, we acquired the operations of an anesthesiology staffing company, two emergency medicine medical practices and a locums tenens company for a total of $82.9 million in cash. In addition, we may have to pay up to $10.8 million in future contingent payments related to these acquisitions.

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

	Year Ended December 31,
	2008	2009	2010
	Restated
	(In thousands)
Net earnings	$40,667	$35,048	$6,801
Interest expense, net	45,849	36,679	20,552
Provision for income taxes	29,778	23,682	33,065
Depreciation and amortization	16,479	17,660	25,919
Impairment of intangibles(a)	9,134	—	50,293
Other expenses (income)(b)	3,602	35,676	(1,017)
(Gain) loss on extinguishment of debt(c)	(1,640)	—	17,122
Contingent purchase expense(d)	4,420	5,001	13,311
Transaction costs(e)	2,386	2,120	843
Equity based compensation expense(f)	2,272	8,510	2,104
Insurance subsidiary interest income	3,341	2,812	2,444
Severance and other charges	1,549	1,355	2,053

Adjusted EBITDA*	$157,837	$168,543	$173,490

*	Adjusted EBITDA totals are not adjusted for the effects of professional liability loss reserve adjustments associated with prior years of $34,927, $18,824 and $7,219 for the years ended December 31, 2008, 2009 and 2010, respectively. Adjusting for the effects of professional liability loss reserve adjustments associated with prior years, Adjusted EBITDA would have been reduced to $122,910 for the year ended December 31, 2008, $149,719 for the year ended December 31, 2009 and $166,271 for the year ended December 31, 2010.
(a)	Includes impairment of goodwill of $48,797 and $1,496 for impairment of intangibles for the year ended December 31, 2010.
(b)	Reflects sponsor management fee and loss on disposal of assets in 2009 and loss on disposal of assets and unrealized gains/losses on investments in 2010.
(c)

For 2008, reflects the gain on the retirement of a portion of the 11.25% Senior Subordinated Notes, net of write-off of deferred financing costs. For 2010, reflects the loss on the redemption of the 11.25% Notes, including write-off of deferred financing costs of $4,815 for the year ended December 31, 2010.

(d)	Reflects expense recognized for estimated future contingent payments associated with acquisitions.
(e)	Reflects expenses associated with acquisition transaction fees.
(f)	For 2008, reflects costs related to the recognition of expense in connection with the issuance of restricted units under the Team Health Inc. 2005 Unit Plan. For 2009, reflects costs related to the recognition of expense in connection with the issuance of restricted units under the Team Health Inc. 2005 Unit Plan and reflects $4,862 of expense related to options granted in conjunction with the December 2009 initial public offering. For 2010, reflects costs related to options and restricted shares granted under the Team Health Holdings, Inc. 2009 Stock Incentive Plan.

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

Recently Issued Accounting Standards

See Note 3 of the consolidated financial statements included in this Form 10-K for a discussion of recently issued accounting standards.

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

In connection with the Original Filing, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010. Based on that evaluation, our Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that as of December 31, 2010, our disclosure controls and procedures were effective at the reasonable assurance level.

In connection with the restatements described in Note 2 to our consolidated financial statements included in this Amendment, our Chief Executive Officer and Executive Vice President and Chief Financial Officer re-evaluated our disclosure controls and procedures and determined that there was a material weakness in our internal control over financial reporting as of December 31, 2010 solely due to the reason described below in “Management’s Report on Internal Control over Financial Reporting.” Solely as a result of this material weakness, our Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that as of December 31, 2010, our disclosure controls and procedures were not effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Control over Financial Reporting (Restated)

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f). The Company’s internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the Original Filing, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an assessment of the effectiveness of its internal control over financial reporting as of December 31, 2010. The assessment was based on criteria established in the framework Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management previously concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

In connection with the restatement described in Note 2 to our consolidated financial statements included in this Amendment, our management, including our Chief Executive Officer and Executive Vice President and Chief Financial Officer, re-assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. Based upon this re-assessment, our management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2010 solely due to the material weakness described below.

A material weakness is a deficiency, or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis. As of December 31, 2010, we did not maintain effective controls over the application of accounting for contingent earnout payments. Historically the Company has recorded all contingent consideration arising from acquisitions as additional purchase consideration; however, in accordance with Accounting Codification Standard Topic 805 “Business Combinations” (“ASC 805”), the proper accounting treatment for any contingent consideration that has a continuing employment requirement for the seller is to recognize such consideration as compensation expense ratably over the applicable measurement period. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in controls related to the Company’s failure to maintain effective controls over the monitoring of, and accounting for compensation expense in regards to Business Combinations.

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by Ernst & Young LLP, an independent registered public accounting firm. Their report appears with the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K/A.

Remediation of Material Weakness

Subsequent to the identification of the material weakness related to accounting for contingent consideration, the Company has initiated remediation measures relating to the identification and treatment of future contingent obligations contained within the acquisition purchase agreements, which include re-evaluating all accounting and financial reporting controls for purchase accounting to including applying the provisions of Accounting Standard Codification Topic 805 “Business Combinations” to future acquisitions to determine whether the contingent consideration should be recognized ratably in the statement of operations as contingent purchase expense over the defined measurement period or recorded as additional purchase consideration as of the date of the acquisition.

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

As discussed in Note 2 to the consolidated financial statements, the accompanying financial statements have been restated for the correction of an error in the accounting for contingent earn-out payments incurred in connection with acquisitions and equity based compensation expense.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Team Health Holdings Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 8, 2011, except for the effects of the material weakness described in the fifth and sixth paragraphs of that report, as to which the date is November 1, 2011, expressed an adverse opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee

February 8, 2011, except for Note 2, as to which date is November 1, 2011

Report of independent Registered Public Accounting Firm

on Internal Control over Financial Reporting

Board of Directors and Stockholders of Team Health Holdings, Inc.

We have audited Team Health Holdings, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework Issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Team Health Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our report dated February 8, 2011, we expressed an unqualified opinion on Team Health Holdings Inc.’s internal control over financial reporting as of December 31, 2010, based upon the COSO criteria. The Company has subsequently determined that a deficiency in controls relating to the monitoring of, and accounting for, acquisitions containing contingent considerations existed as of the previous assessment date, and has further concluded that such deficiency represented a material weakness as of December 31, 2010. As a result, management revised its assessment, as presented in the accompanying Management’s Report on Internal Control over Financial Reporting, to conclude that Team Health Holdings Inc.’s internal control over financial reporting was not effective as of December 31, 2010. Accordingly, our opinion on the effectiveness of Team Health Holdings Inc.’s internal control over financial reporting as of December 31, 2010, as expressed herein, is different from that expressed in our previous report.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in controls related to the company’s failure to maintain effective controls over the monitoring of, and accounting for compensation expense in regards to Business Combinations.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Team Health Holdings, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2010. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2010 financial statements and this report does not affect our report dated February 8, 2011, except for the Note 2, as to which the date is November 1, 2011, which expressed an unqualified opinion on those financial statements (as restated).

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Team Health Holdings, Inc. has not maintained effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

/s/ Ernst & Young LLP

Nashville, Tennessee

February 8, 2011, except for the effects of the material weakness described in the fifth and sixth paragraphs above, as to which date is November 1, 2011

Team Health Holdings, Inc.

Consolidated Balance Sheets

	As of December 31,
	2009	2010
	Restated	Restated
	(In thousands)
Assets
Current Assets:
Cash and cash equivalents	$170,331	$30,337
Accounts receivable, less allowance for uncollectibles of $178,712 and $194,833 in 2009 and 2010, respectively	237,703	241,238
Prepaid expenses and other current assets	17,040	21,211
Receivables under insured programs	17,615	15,492
Income tax receivable	—	2,179

Total current assets	442,689	310,457
Investments of insurance subsidiary	86,975	87,781
Property and equipment, net	28,850	35,159
Other intangibles, net	54,575	60,866
Goodwill	191,242	174,439
Deferred income taxes	50,572	45,791
Receivables under insured programs	24,708	28,639
Other	39,361	38,706

	$918,972	$781,838

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Accounts payable	$17,472	$18,556
Accrued compensation and physician payable	124,380	131,043
Other accrued liabilities	83,108	106,824
Income tax payable	3,073	—
Current maturities of long-term debt	161,752	4,250
Deferred income taxes	34,764	38,438

Total current liabilities	424,549	299,111
Long-term debt, less current maturities	449,273	399,500
Other non-current liabilities	148,347	151,980
Shareholders’ equity (deficit):
Common stock ($0.01 par value; 100,000 shares authorized and 62,401 and 64,489 shares issued and outstanding at December 31, 2009 and 2010, respectively)	624	645
Additional paid-in capital	497,513	522,992
Accumulated deficit	(600,097)	(593,295)
Accumulated other comprehensive (loss) gain	(1,237)	905

Shareholders’ deficit	(103,197)	(68,753)

	$918,972	$781,838

See accompanying notes to the consolidated financial statements.

Team Health Holdings, Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2008	2009	2010
	Restated	Restated	Restated
	(In thousands, except per share data)
Net revenues	$2,291,812	$2,483,275	$2,671,374
Provision for uncollectibles	960,495	1,059,834	1,152,110

Net revenues less provision for uncollectibles	1,331,317	1,423,441	1,519,264
Cost of services rendered (exclusive of depreciation and amortization shown separately below)
Professional service expenses	1,046,806	1,102,091	1,170,208
Professional liability costs	15,247	32,178	46,356
General and administrative expenses (includes contingent purchase compensation expense of $4,420, $5,001 and $13,311 in 2008, 2009 and 2010, respectively)	123,009	138,307	149,122
Other expenses (income)	3,602	35,676	(1,017)
Impairment of intangibles	9,134	—	50,293
Depreciation and amortization	16,479	17,660	25,919
Interest expense, net	45,849	36,679	20,552
(Gain) loss on extinguishment of debt	(1,640)	—	17,122
Transaction costs	2,386	2,120	843

Earnings before income taxes	70,445	58,730	39,866
Provision for income taxes	29,778	23,682	33,065

Net earnings	$40,667	$35,048	$6,801

	Year Ended December 31,
	2008 Unaudited Pro forma	2009 Unaudited Pro forma	2010
	Restated	Restated	Restated
Net earnings per share
Basic	$.83	$.71	$.11

Diluted	$.82	$.70	$.11

Weighted average shares outstanding
Basic	48,876	49,427	64,177
Diluted	49,311	49,747	64,641

See accompanying notes to the consolidated financial statements.

Team Health Holdings, Inc.

Consolidated Statements of

Shareholders’ and Members’ Equity (Deficit) and Comprehensive Earnings (Loss)

Restated

(In thousands)

	Class A Equity Units	Class B Equity Units	Class C Equity Units	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Earnings (Loss)	Total
Balance at December 31, 2007 (previously reported)	$339,418	$719	$436	—	—	$(665,542)	$434	$(324,535)
Cumulative affect of restatement on prior years (see Note 2)	—	—	—	—	—	(7,733)	—	(7,733)

Balance at December 31, 2007 (Restated)	$339,418	$719	$436	$—	$—	$(673,275)	$434	$(332,268)

Net earnings (Restated)	—	—	—	—	—	40,667	—	40,667
Other comprehensive income (loss), net of tax:
Net change in fair value of investments, net of tax of $429	—	—	—	—	—	—	795	795
Net change in fair value of swaps, net of tax of ($2,164)	—	—	—	—	—	—	(3,383)	(3,383)

Total comprehensive earnings	—	—	—	—	—	40,667	(2,588)	38,079

Equity based compensation	—	394	231	—	—	—	—	625
Redemption of equity units	(348)	(85)	(51)	—	—	(1,358)	—	(1,842)

Balance at December 31, 2008 (Restated)	$339,070	$1,028	$616	$—	$—	$(633,966)	$(2,154)	$(295,406)

Net earnings (Restated)	—	—	—	—	—	35,048	—	35,048
Other comprehensive income, net of tax:
Net change in fair value of investments, net of tax of $226	—	—	—	—	—	—	420	420
Net change in fair value of swaps, net of tax of $317	—	—	—	—	—	—	497	497

Total comprehensive earnings	—	—	—	—	—	35,048	917	35,965

Equity based compensation	—	354	204	—	4,682	190	—	5,430
Redemption of equity units	(314)	(32)	(19)	—	—	(1,369)	—	(1,734)

Redemption of restricted units in connection with corporate conversion	—	—	—	—	6,524	—	—	6,524
Issuance of common stock in connection with corporate conversion	(338,756)	(1,350)	(801)	491	340,416	—	—	—
Issuance of common stock in connection with initial public offering	—	—	—	133	145,891	—	—	146,024

Balance at December 31, 2009 (Restated)	$—	$—	$—	$624	$497,513	$(600,097)	$(1,237)	$(103,197)

Net earnings (Restated)	—	—	—	—	—	6,801	—	6,801
Other comprehensive income (loss), net of tax:
Net change in fair value of investments, net of tax of $(101)	—	—	—	—	—	—	(183)	(183)
Net change in fair value of swaps, net of tax of $1,485	—	—	—	—	—	—	2,325	2,325

Total comprehensive earnings	—	—	—	—	—	6,801	2,142	8,943

Equity based compensation	—	—	—	—	2,104	—	—	2,104
Issuance of common stock	—	—	—	20	22,374	—	—	22,394
Issuance of common stock under stock purchase plan	—	—	—	—	385	—	—	385
Exercise of stock options	—	—	—	1	616	—	—	617

Balance at December 31, 2010 (Restated)	$—	$—	$—	$645	$522,992	$(593,295)	$905	$(68,753)

See accompanying notes to the consolidated financial statements.

Team Health Holdings, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2008	2009	2010
	Restated	Restated	Restated
	(In thousands)
Operating activities
Net earnings	$40,667	$35,048	$6,801
Adjustments to reconcile net earnings:
Depreciation and amortization	16,479	17,659	25,918
Amortization of deferred financing costs	2,082	2,035	2,002
Equity based compensation expense	625	5,430	2,104
Provision for uncollectibles	960,495	1,059,834	1,152,110
Impairment of intangibles	9,134	—	50,293
Deferred income taxes	18,365	1,699	7,070
(Gain) loss on extinguishment of debt	(1,640)	—	4,815
Loss on disposal of equipment	78	84	23
Loss on assets held for sale	—	—	67
Equity in joint venture loss (income)	64	(606)	(492)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(975,682)	(1,052,755)	(1,150,878)
Prepaids and other assets	(8,250)	(12,456)	(8,029)
Income tax accounts	(4,821)	6,721	(4,999)
Accounts payable	1,254	3,765	787
Accrued compensation and physician payable	9,389	11,803	9,158
Contingent purchase liability	4,420	(2,499)	9,249
Other accrued liabilities	(1,352)	7,910	(1,201)
Professional liability reserves	(9,336)	(8,331)	5,068

Net cash provided by operating activities	61,971	75,341	109,866

Investing activities
Purchases of property and equipment	(12,141)	(11,613)	(11,898)
Cash paid for acquisitions, net	(7,513)	(82,886)	(52,368)
Purchases of investments at insurance subsidiary	(180,578)	(110,997)	(79,460)
Proceeds from investments at insurance subsidiary	170,447	113,388	78,372
Other investing activities	13	28	5

Net cash used in investing activities	(29,772)	(92,080)	(65,349)

Financing activities
Payments on notes payable	(4,250)	(4,250)	(4,250)
Payments on 11.25% senior subordinated notes	(9,999)	—	(203,025)
Proceeds from sale of common stock	—	146,656	21,762
Proceeds from revolving credit facility	—	—	109,800
Payments on revolving credit facility	—	—	(109,800)
Proceeds from the issuance of common stock under stock purchase plans	—	—	385
Proceeds from exercise of stock options	—	—	617
Redemptions of common units	(1,842)	(1,734)	—

Net cash (used in) provided by financing activities	(16,091)	140,672	(184,511)

Increase (decrease) in cash and cash equivalents	16,108	123,933	(139,994)
Cash and cash equivalents, beginning of year	30,290	46,398	170,331

Cash and cash equivalents, end of year	$46,398	$170,331	$30,337

Supplemental cash flow information:
Interest paid	$48,550	$36,512	$23,316
Taxes paid	$16,392	$15,389	$31,246

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

2. Restatement of Consolidated Financial Statements

The Company has restated its consolidated balance sheets as of December 31, 2009 and 2010 and its consolidated statements of operations and cash flows for the years ended December 31, 2008, 2009 and 2010 to correct errors in the accounting for certain acquisitions that contain contingent consideration provisions and accounting for equity-based compensation. Historically the Company has recorded all contingent consideration arising from acquisitions as additional purchase consideration; however, in accordance with Accounting Codification Standard Topic 805 “Business Combinations” (“ASC 805”), the proper accounting treatment for any contingent consideration that has a continuing employment requirement for the seller is to recognize such consideration as compensation expense ratably over the applicable measurement period. Additionally, the Company has concluded that certain restricted equity awards that were granted and outstanding from 2006 through 2009 should have been accounted for as a liability award instead of an equity award in accordance with the provisions of Accounting Standards Codification Topic 718 “Compensation—Stock Compensation” (“ASC 718”). Accordingly, the Company should have recorded additional compensation expense based on the change in fair value of the awards from the date of grant to the settlement date.

The cumulative effect of these errors on the Company’s consolidated accumulated deficit at January 1, 2008 was approximately $7.7 million. The impact of correction of an error on the affected line items of the Company’s consolidated balance sheets as of December 31, 2009 and 2010 and consolidated statements of operations and cash flows for the years ended December 31, 2008, 2009 and 2010 is set forth below (in thousands):

Consolidated Statement of Operations

for the Year Ended December 31, 2008

	As Previously Reported	Adjustments	As Restated
General and administrative expenses	$116,942	$6,067	$123,009
Depreciation and amortization	17,281	(802)	16,479
Earnings before income taxes	75,710	(5,265)	70,445
Provision for income taxes	31,044	(1,266)	29,778
Net earnings	44,666	(3,999)	40,667
Unaudited pro forma net earnings per share
Basic	$0.91	(0.08)	$0.83
Diluted	$0.91	(0.09)	$0.82

Consolidated Statement of Cash Flows

for the Year Ended December 31, 2008

	As Previously Reported	Adjustments	As Restated
Net income	$44,666	$(3,999)	$40,667
Adjustments to reconcile net earnings:
Depreciation and amortization	17,281	(802)	16,479
Deferred income taxes	19,519	(1,154)	18,365
Changes in operating assets and liabilities, net of acquisitions:
Income tax accounts	(4,709)	(112)	(4,821)
Contingent purchase liability	—	4,420	4,420
Other accrued liabilities	(2,999)	1,647	(1,352)

Consolidated Balance Sheet

as of December 31, 2009

	As Previously Reported	Adjustments	As Restated
Deferred income taxes	$44,880	$5,692	$50,572
Other intangibles, net	59,505	(4,930)	54,575
Goodwill	213,978	(22,736)	191,242
Total assets	940,946	(21,974)	918,972
Income tax payable	2,979	94	3,073
Other accrued liabilities	83,955	(847)	83,108
Total current liabilities	425,302	(753)	424,549
Other non-current liabilities	158,703	(10,356)	148,347
Additional paid in capital	490,989	6,524	497,513
Accumulated deficit	(582,708)	(17,389)	(600,097)
Shareholders’ deficit	(92,332)	(10,865)	(103,197)

Consolidated Statement of Operations

for the Year Ended December 31, 2009

	As Previously Reported	Adjustments	As Restated
General and administrative expenses	$130,226	$8,081	$138,307
Depreciation and amortization	18,813	(1,153)	17,660
Earnings before income taxes	65,658	(6,928)	58,730
Provision for income taxes	24,953	(1,271)	23,682
Net earnings	40,705	(5,657)	35,048
Unaudited pro forma net earnings per share
Basic	$0.82	(0.11)	$0.71
Diluted	$0.82	(0.12)	$0.70

Consolidated Statement of Cash Flows

for the Year Ended December 31, 2009

	As Previously Reported	Adjustments	As Restated
Net income	$40,705	$(5,657)	$35,048
Adjustments to reconcile net earnings:
Depreciation and amortization	18,813	(1,154)	17,659
Deferred income taxes	3,000	(1,301)	1,699
Changes in operating assets and liabilities, net of acquisitions:
Income tax accounts	6,694	27	6,721
Contingent purchase liability	—	(2,499)	(2,499)
Other accrued liabilities	4,826	3,084	7,910
Net cash provided by operating activities	82,841	(7,500)	75,341
Cash paid for acquisitions, net	(90,386)	7,500	(82,886)
Net cash used in investing activities	(99,580)	7,500	(92,080)

Consolidated Balance Sheet

as of December 31, 2010

	As Previously Reported	Adjustments	As Restated
Deferred income taxes	$35,474	$10,317	$45,791
Other intangibles, net	63,739	(2,873)	60,866
Goodwill	207,782	(33,343)	174,439
Total assets	807,737	(25,899)	781,838
Other accrued liabilities	100,318	6,506	106,824
Total current liabilities	292,605	6,506	299,111
Other non-current liabilities	166,985	(15,005)	151,980
Additional paid in capital	516,468	6,524	522,992
Accumulated deficit	(569,371)	(23,925)	(593,296)
Shareholders’ deficit	(51,353)	(17,401)	(68,754)

Consolidated Statement of Operations

for the Year Ended December 31, 2010

	As Previously Reported	Adjustments	As Restated
General and administrative expenses	$135,811	$13,311	$149,122
Impairment of intangibles	51,320	(1,027)	50,293
Depreciation and amortization	26,948	(1,029)	25,919
Earnings before income taxes	51,121	(11,255)	39,866
Provision for income taxes	37,784	(4,719)	33,065
Net earnings	13,337	(6,536)	6,801
Net earnings per share
Basic	$0.21	(0.10)	$0.11
Diluted	$0.21	(0.10)	$0.11

Consolidated Statement of Cash Flows

for the Year Ended December 31, 2010

	As Previously Reported	Adjustments	As Restated
Net income	$13,337	$(6,536)	$6,801
Adjustments to reconcile net earnings:
Depreciation and amortization	26,948	(1,030)	25,918
Impairment of intangibles	51,320	(1,027)	50,293
Deferred income taxes	11,694	(4,624)	7,070
Changes in operating assets and liabilities, net of acquisitions:
Contingent purchase liability	—	9,249	9,249
Income tax accounts	(4,905)	(94)	(4,999)
Net cash provided by operating activities	113,928	(4,062)	109,866
Cash paid for acquisitions, net	(56,430)	4,062	(52,368)
Net cash used in investing activities	(69,411)	4,062	(65,349)

As further described in Note 7 the Company has reclassified to Level 2 certain investments which were misclassified previously as Level 1.

3. Significant Accounting Policies

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

4. Acquisitions and Transaction Costs (Restated)

In March 2010, the Company completed the acquisitions of certain assets and related business operations of two emergency medical staffing businesses and clinics located in Virginia, Rhode Island and Florida. In August 2010, the Company completed the acquisition of certain assets and related business operations of an emergency medical staffing business located in Oklahoma and Kansas. The purchase price for these acquisitions was allocated in accordance with the provisions of ASC Topic 805 to net assets acquired, including goodwill of $31.9 million (all of which is tax deductible goodwill) and contract intangibles of approximately $22.2 million, based on management’s estimates. In addition, the Company may have to pay an additional $17.0 million in future contingent payments based on the financial performance of the acquired companies.

During the year ended December 31, 2009, the Company acquired the operations of four businesses for a total cost of $82.9 million, which was paid in cash. In addition, the Company may have to pay an additional $10.8 million in future contingent payments based on the financial performance of the acquired companies. In December 2009, the Company acquired the operations of an anesthesiology staffing company located in Florida that provides outsourced anesthesiology staffing services to hospitals. Also in December 2009, the Company completed the acquisition of certain assets and related business operations of a locums tenens business located in Georgia that provides temporary staffing of psychiatric physicians to hospitals and other healthcare organizations. In November 2009, the Company completed the acquisition of certain assets and related business operations of an emergency medicine staffing business located in Florida. In March 2009, the Company acquired the operations of a physician staffing business that provides hospital emergency department services under three contracts for locations in Kentucky. The purchase price for these acquisitions was allocated to, in accordance with the provisions of ASC Topic 805, to net assets acquired, including goodwill of $46.4 million (of which $3.0 million is not tax deductible goodwill) and contract intangibles of approximately $35.4 million, based on management’s estimates. The results of operations of the acquired businesses are included in the Company’s consolidated financial statements beginning on the acquisition date.

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

When contingent payments are tied to continuing employment such amounts are recorded as compensation expenses. In all of the above acquisitions that contain contingent consideration such payments are tied to continuing employment. See Note 21 for further discussion on the accounting treatment of contingent purchase obligations.

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

5. Impairment

In June 2010, the Company recorded an impairment loss of $1.5 million related to the remaining contract intangible associated with a contractual relationship acquired in a previous acquisition. The Company determined, in accordance with the provisions of ASC Subtopic 360-10, Impairment or Disposal of Long-Lived Assets, that the recoverability of the remaining net contract intangible was impaired due to the pending termination of the contractual relationship. Accordingly, it was determined that there were not any material future cash flows associated with the contract; therefore, the total net contract intangible was considered to be impaired.

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

6. Radiology Operations

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

7. Fair Value Measurements

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

ASC Topic 820 prioritizes the inputs used in measuring fair value into the following hierarchy:

Level 1	Quoted prices (unadjusted) in active markets for identical assets or liabilities;
Level 2	Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable;
Level 3	Unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

The following table provides information on those assets and liabilities the Company measures at fair value on a recurring basis (in thousands):

	Carrying Amount In Consolidated Balance Sheet December 31, 2009	Fair Value December 31, 2009(a)	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3
Investments of insurance subsidiary:
Money market funds	$3,090	$3,090	$3,090	$—	$—
U. S. Treasury securities	13,376	13,376	—	13,376	—
Municipal bonds	46,921	46,921	—	46,921	—
Agency notes	23,588	23,588	—	23,588	—

Total investments of insurance subsidiary	$86,975	$86,975	$3,090	$83,885	$—

Supplemental employee retirement plan investments:
Mutual funds	$9,406	$9,406	—	$9,406	$—

Interest rate swap liability	$4,731	$4,731	$—	$4,731	$—

(a)	During 2009, the fair value of U.S. Treasury securities, municipal bonds, agency notes and mutual funds were misclassified as Level 1. This disclosure has been reclassified to reflect these investments, of approximately $93.3 million, as Level 2 measurements.

	Carrying Amount In Consolidated Balance Sheet December 31, 2010	Fair Value December 31, 2010(a)	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3
Investments of insurance subsidiary:
Money market funds	$1,931	$1,931	$1,931	$—	$—
U. S. Treasury securities	14,326	14,326	—	14,326	—
Municipal bonds	52,954	52,954	—	52,954	—
Agency notes	18,570	18,570	—	18,570	—

Total investments of insurance subsidiary	$87,781	$87,781	$1,931	$85,850	$—

Supplemental employee retirement plan investments:
Mutual funds	$12,522	$12,522	—	$12,522	$—

Interest rate swap liability	$921	$921	$—	$921	$—

(a)	During 2010, the fair value of U.S. Treasury securities, municipal bonds, agency notes and mutual funds were misclassified as Level 1. This disclosure has been reclassified to reflect these investments, of approximately $98.4 million, as Level 2 measurements.

The fair value of the Company’s investments of insurance subsidiary are based on quoted prices. As of December 31, 2009 and 2010, the fair value of these investments reflected net unrealized gains of $2.5 million and $2.3 million, respectively. The fair value of the Company’s interest rate swaps were determined by the Company’s counterparty using inputs that are available in the public swap markets for similarly termed instruments and then making adjustments for terms specific to the Company’s instruments. See Note 14 for more information regarding our interest rate swap agreements.

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

8. Goodwill and Other Intangible Assets (Restated)

The following is a rollforward of the Company’s goodwill (in thousands):

Balance, December 31, 2008	$144,876
Additions through acquisitions	46,366
Impairments	—

Balance, December 31, 2009	191,242
Additions through acquisitions	31,994
Impairments	(48,797)

Balance, December 31, 2010	$174,439

Since 2000 we have recognized total goodwill impairments of approximately $144.5 million through December 31, 2010.

The following is a summary of other intangible assets and related amortization as of December 31, 2009 and 2010 for intangibles that are subject to amortization (in thousands):

	Gross Carrying Amount	Accumulated Amortization
As of December 31, 2009:
Contracts	$76,022	$22,287
Other	1,288	448

Total	$77,310	$22,735

As of December 31, 2010:
Contracts	$93,893	$33,699
Other	840	168

Total	$94,733	$33,867

Total amortization expense for other intangibles was $6.6 million, $7.2 million and $14.4 million for the years 2008, 2009 and 2010, respectively.

The estimated annual amortization expense for intangibles for the next five years is as follows (in thousands):

2011	$14,552
2012	14,120
2013	12,506
2014	10,571
2015	7,146

Contract intangibles are amortized over their estimated life which is approximately four to seven years.

9. Property and Equipment

Property and equipment consists of the following at December 31 (in thousands):

	2009	2010
Land	$370	$370
Buildings and leasehold improvements	10,823	16,676
Furniture and equipment	23,777	22,443
Software	14,027	15,849

	48,997	55,338
Less accumulated depreciation	(20,147)	(20,179)

	$28,850	$35,159

Depreciation expense was $9.9 million in 2008, $10.4 million in 2009 and $11.5 million in 2010.

10. Receivables Under Insured Programs

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

11. Other Assets

Other assets consist of the following as of December 31 (in thousands):

	2009	2010
Deferred financing costs	$13,136	$6,338
Other	26,225	32,368

	$39,361	$38,706

12. Investments

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

As of December 31, 2010, the investments related to the participant directed supplemental employee retirement plan totaled $12.5 million and are included in other assets in the accompanying consolidated balance sheet. The trading gains and losses on those investments for the year ended on December 31, 2010 that are still held by the Company as of December 31, 2010 are as follows (in thousands):

Net gains and losses recognized during the year ended December 31, 2010 on trading securities	$623
Less: net gains and losses recognized during the period on trading securities sold during the year ended December 31, 2010	99

Unrealized gains and losses recognized on trading securities still held at December 31, 2010	$722

13. Other Accrued Liabilities (Restated)

The Company’s other accrued liabilities consist of the following as of December 31 (in thousands):

	2009	2010
Professional liability loss reserves	$61,701	$59,779
Other	21,407	47,045

	$83,108	$106,824

14. Long-Term Debt

Long-term debt consists of the following as of December 31 (in thousands):

	2009	2010
Term Loan Facilities	$408,000	$403,750
11.25% Senior Subordinated Notes	203,025	—
Revolving line of credit	—	—

	611,025	403,750
Less current portion	(161,752)	(4,250)

	$449,273	$399,500

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

Aggregate annual maturities of long-term debt as of December 31, 2010 are as follows (in thousands):

2011	$4,250
2012	399,500
2013	—
2014	—
Thereafter	—

15. Other Noncurrent Liabilities (Restated)

Other noncurrent liabilities consist of the following as of December 31 (in thousands):

	2009	2010
Professional liability loss reserves	$125,859	$134,658
Other	22,488	17,322

	$148,347	$151,980

The Company’s professional liability loss reserves consist of the following as of December 31 (in thousands):

	2009	2010
Estimated losses under self-insured programs	$145,237	$150,306
Estimated losses under commercial insurance programs	42,323	44,131

	187,560	194,437
Less—estimated amount payable within one year	61,701	59,779

	$125,859	$134,658

The changes to the Company’s estimated losses under self-insured programs for 2009 and 2010 are as follows (in thousands):

	2009	2010
Balance, December 31	$153,567	$145,237
Reserves related to current period	27,798	33,950
Changes related to prior period reserves	(18,824)	(7,219)
Payments for current period reserves	(185)	(1,623)
Payment for prior period reserves	(17,119)	(20,039)

Balance, December 31	$145,237	$150,306

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

16. Shareholders’ Equity

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

17. Equity-based Compensation (Restated)

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

The outstanding units vested ratably over five years from the date of grant and the Company recognized the related compensation expense over the five year period. Prior to December 31, 2009 the awards were subject to a repurchase provision and were accordingly accounted for as liability awards and adjusted each period. The awards were modified in 2009 to remove the repurchase feature and became equity awards. The Company recognized $2.2 million and $3.7 million of employee equity based compensation expense which includes the employee based compensation expense recognized as a correction of an error for the years ended December 31, 2008 and 2009 of $1.7 million and $3.1 million, respectively, related to the 2005 Unit Plan. Also, in connection with the issuance of the restricted units, the Company recognized a tax benefit of approximately $0.5 million in 2008 and $77,000 in 2009.

18. Net Revenues

Net revenues in the following periods consisted of the following (in thousands):

	Year Ended December 31,
	2008	2009	2010
Fee for service revenue	$1,827,607	$2,019,846	$2,220,958
Contract revenue	441,050	437,637	422,714
Other revenue	23,155	25,792	27,702

	$2,291,812	$2,483,275	$2,671,374

19. Income Taxes (Restated)

The provision for income taxes from continuing operations consists of the following (in thousands):

	Year Ended December 31,
	2008	2009	2010
Current:
Federal	$10,389	$15,749	$23,034
State	3,150	3,172	3,445

	13,539	18,921	26,479

Deferred:
Federal	15,270	4,256	5,863
State	969	505	723

	16,239	4,761	6,586

	$29,778	$23,682	$33,065

The reconciliation of the provision for income taxes computed at the federal statutory tax rate to the provision for income taxes is as follows:

	Year Ended December 31,
	2008	2009	2010
Tax at statutory rate	35.0%	35.0%	35.0%
State income tax (net of federal tax benefit)	4.9	3.5	5.7
Change in valuation allowance	0.7	0.5	6.5
Adjustments to state net operating losses	0.8	0.8	(6.3)
Goodwill impairment	—	—	42.8
Permanent items and other	(0.3)	(0.3)	0.8
Nondeductible transaction related costs	1.1	0.8	—
Tax-exempt income	—	—	(1.6)

	42.2%	40.3%	82.9%

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the Company’s deferred tax assets and liabilities are as follows at December 31 (in thousands):

	2009	2010
Current deferred income tax assets:
Accrued compensation and other	$3,528	$3,954
Professional liability reserves	3,296	3,466

Total current deferred income tax assets	6,824	7,420
Valuation allowance	(2,284)	(4,469)

Net current deferred income tax assets	4,540	2,951

Current deferred income tax liabilities:
Accounts receivable	(4,380)	(2,160)
Affiliate deferred revenue	(34,924)	(39,229)

Total current deferred income tax liabilities	(39,304)	(41,389)

Net current deferred income tax liabilities	$(34,764)	$(38,438)

Long term deferred income tax assets:
Accrued compensation and other	$3,657	$1,882
Amortization and depreciation	4,921	—
Contingent consideration liability	6,688	11,611
Professional liability reserves	28,408	27,271
Net operating losses	9,552	13,184

Total long term deferred income tax assets	53,226	53,948
Valuation allowance	(2,654)	(4,577)

Net long term deferred income tax assets	50,572	49,371
Long term deferred income tax liabilities:
Amortization and depreciation	—	(3,580)

Total long term deferred income tax liabilities	—	(3,580)

Net long-term deferred income tax assets	$50,572	$45,791

Total deferred income tax assets	$60,050	$61,368
Total deferred income tax liabilities	(39,304)	(44,969)
Valuation allowance	(4,938)	(9,046)

Net deferred income tax assets (liabilities)	$15,808	$7,353

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

20. Employee Savings Plans

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

21. Commitments and Contingencies

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

Contingent Purchase Payments (Restated)

As of December 31, 2010, the Company may have to pay up to $32.6 million in future contingent payments for acquisitions made prior to December 31, 2010, should the acquired operations achieve the financial targets or certain contract terms as agreed to in the respective acquisition agreements. The estimated contingent payments are being recognized as expense over the defined measurement period of each agreement. The contingent purchase expense recognized as a correction of an error for the years ended December 31, 2008, 2009 and 2010 was $4.4 million, $5.0 million and $13.3 million, respectively. During 2009 and 2010, payments of $7.5 million and $4.1 million, respectively, were made. No such payments were made in 2008.

22. Related Party Transactions

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

23. Quarterly Financial Information (unaudited) (Restated)

Selected unaudited quarterly financial information for the years ended December 31, 2009 and 2010 is as follows (in thousands, except per share amounts):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2009
Net revenue	$594,792	$635,729	$637,480	$615,273
Net revenue less provision for uncollectibles	349,586	362,089	362,981	348,784
Net earnings (loss)	24,835	13,926	11,362	(15,075)
Pro forma basic net earnings (loss) per share	0.51	0.29	0.23	(0.29)
Pro forma diluted net earnings (loss) per share	0.51	0.28	0.23	(0.29)
2010
Net revenue	$631,966	$655,971	$690,648	$692,787
Net revenue less provision for uncollectibles	364,465	375,526	385,834	393,438
Net earnings (loss)	9,325	18,061	15,446	(36,031)
Basic net earnings (loss) per share	0.15	0.28	0.24	(0.56)
Diluted net earnings (loss) per share	0.14	0.28	0.24	(0.56)

24. Segment Reporting (Restated)

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

The following table presents financial information for each reportable segment. Depreciation, amortization, impairment of intangibles, management fee and other expenses separately identified in the consolidated statements of operations are included as a reduction to the respective segments’ operating earnings for each year below (in thousands):

	Year ended December 31,
	2008	2009	2010
Net Revenues less Provision for Uncollectibles:
Healthcare Services	$1,319,025	$1,409,410	$1,506,789
Billing Services	12,292	14,031	12,475

	$1,331,317	$1,423,441	$1,519,264

Operating Earnings:
Healthcare Services	$163,890	$183,248	$127,445
Billing Services	2,415	3,355	3,064
General Corporate	(50,011)	(91,194)	(70,091)

	$116,294	$95,409	$60,418

Reconciliation of Operating Earnings to Net Earnings:
Operating earnings	$116,294	$95,409	$60,418
Interest expense, net	45,849	36,679	20,552
Provision for income taxes	29,778	23,682	33,065

Net earnings	$40,667	$35,048	$6,801

Capital Expenditures:
Healthcare Services	$2,328	$1,762	$2,903
Billing Services	2,696	1,976	1,551
General Corporate	7,117	7,875	7,444

	$12,141	$11,613	$11,898

Total Assets:
Healthcare Services	$565,571	$585,018	$619,064
Billing Services	11,755	18,021	17,090
General Corporate	142,812	315,933	145,684

	$720,138	$918,972	$781,838

25. Financial Information for Subsidiary Guarantors and Non-guarantor Subsidiary (Restated)

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

Consolidated Statement of Operations

	Year ended December 31, 2008
	Parent, Issuer, and Guarantor Subsidiaries	Non-Guarantor Subsidiary	Reclassifications and Eliminations	Total Consolidated
	Restated (in thousands)
Net revenues	$2,291,812	$35,114	$(35,114)	$2,291,812
Provision for uncollectibles	960,495	—	—	960,495

Net revenue less provision for uncollectibles	1,331,317	35,114	(35,114)	1,331,317
Cost of services rendered (exclusive of depreciation and amortization shown separately below)
Professional expenses	1,072,977	24,190	(35,114)	1,062,053
General and administrative expenses (includes contingent purchase compensation expense of $4,420)	122,810	199	—	123,009
Other expenses (income)	3,642	(40)	—	3,602
Impairment of intangibles	9,134	—	—	9,134
Depreciation and amortization	16,479	—	—	16,479
Net interest expense (income)	49,190	(3,341)	—	45,849
Gain on extinguishment of debt	(1,640)	—	—	(1,640)
Transaction costs	2,386	—	—	2,386

Earnings before income taxes	56,339	14,106	—	70,445
Provision for income taxes	24,841	4,937	—	29,778

Net earnings	$31,498	$9,169	$—	$40,667

Consolidated Statement of Cash Flows

	Year ended December 31, 2008
	Parent, Issuer, and Guarantor Subsidiaries	Non-Guarantor Subsidiary	Reclassifications and Eliminations	Total Consolidated
	Restated
	(in thousands)
Operating activities
Net earnings	$31,498	$9,169	$—	$40,667
Adjustments to reconcile net earnings:
Depreciation and amortization	16,479	—	—	16,479
Amortization of deferred financing costs	2,082	—	—	2,082
Equity based compensation expense	625	—	—	625
Provision for uncollectibles	960,495	—	—	960,495
Impairment of intangibles	9,134	—	—	9,134
Deferred income taxes	18,025	340	—	18,365
Gain on extinguishment of debt	(1,640)	—	—	(1,640)
Loss on disposal of equipment	78	—	—	78
Equity in joint venture loss	64	—	—	64
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(975,682)	—	—	(975,682)
Prepaids and other assets	(9,703)	1,453	—	(8,250)
Income tax receivables	(4,109)	(712)	—	(4,821)
Accounts payable	1,292	(38)	—	1,254
Accrued compensation and physician payable	9,389	—	—	9,389
Contingent purchase liability	4,420	—	—	4,420
Other accrued liabilities	1,415	(2,767)	—	(1,352)
Professional liability reserves	(22,022)	12,686	—	(9,336)

Net cash provided by operating activities	41,840	20,131	—	61,971

Investing activities
Purchases of property and equipment	(12,141)	—	—	(12,141)
Cash paid for acquisition, net	(7,513)	—	—	(7,513)
Purchases of investments at insurance subsidiary	—	(180,578)	—	(180,578)
Proceeds from investments at insurance subsidiary	—	170,447	—	170,447
Other investing activities	13	—	—	13

Net cash used in investing activities	(19,641)	(10,131)	—	(29,772)

Financing activities
Payments on notes payable	(4,250)	—	—	(4,250)
Payments on 11.25% senior subordinated notes	(9,999)	—	—	(9,999)
Redemption of common units	(1,842)	—	—	(1,842)
Net transfers from parent and parent’s subsidiaries	10,000	(10,000)	—	—

Net cash used in financing activities	(6,091)	(10,000)	—	(16,091)

Net increase in cash and cash equivalents	16,108	—	—	16,108
Cash and cash equivalents, beginning of year	30,290	—	—	30,290

Cash and cash equivalents, end of year	$46,398	$—	$—	$46,398

Consolidated Balance Sheet

	As of December 31, 2009
	Parent, Issuer, and Guarantor Subsidiaries	Non-Guarantor Subsidiary	Reclassifications and Eliminations	Total Consolidated
	Restated
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$170,331	$—	$—	$170,331
Accounts receivable, net	237,703	—	—	237,703
Prepaid expenses and other current assets	15,129	15,296	(13,385)	17,040
Receivables under insured programs	17,615	—	—	17,615

Total current assets	440,778	15,296	(13,385)	442,689
Investments of insurance subsidiary	—	86,975	—	86,975
Property and equipment, net	28,850	—	—	28,850
Other intangibles, net	54,575	—	—	54,575
Goodwill	191,242	—	—	191,242
Deferred income taxes	47,309	401	2,862	50,572
Receivables under insured programs	24,708	—	—	24,708
Investment in subsidiary	15,007	—	(15,007)	—
Other	38,332	1,029	—	39,361

	$840,801	$103,701	$(25,530)	$918,972

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Accounts payable	$17,420	$52	$—	$17,472
Accrued compensation and physician payable	124,380	—	—	124,380
Other accrued liabilities	36,264	57,367	(10,523)	83,108
Income tax payable	2,503	570	—	3,073
Current maturities of long-term debt	161,752	—	—	161,752
Deferred income taxes	34,764	—	—	34,764

Total current liabilities	377,083	57,989	(10,523)	424,549
Long-term debt, less current maturities	449,273	—	—	449,273
Other non-current liabilities	117,642	30,705	—	148,347
Common stock	624	120	(120)	624
Additional paid in capital	497,513	4,610	(4,610)	497,513
Accumulated deficit	(598,448)	8,628	(10,277)	(600,097)
Accumulated other comprehensive gain (loss)	(2,886)	1,649	—	(1,237)

	$840,801	$103,701	$(25,530)	$918,972

Consolidated Statement of Operations

	Year ended December 31, 2009
	Parent, Issuer, and Guarantor Subsidiaries	Non-Guarantor Subsidiary	Reclassifications and Eliminations	Total Consolidated
	Restated
	(in thousands)
Net revenues	$2,483,275	$27,371	$(27,371)	$2,483,275
Provision for uncollectibles	1,059,834	—	—	1,059,834

Net revenue less provision for uncollectibles	1,423,441	27,371	(27,371)	1,423,441
Cost of services rendered (exclusive of depreciation and amortization shown separately below)
Professional expenses	1,146,507	15,133	(27,371)	1,134,269
General and administrative expenses (includes contingent purchase compensation expense of $5,001)	138,102	205	—	138,307
Other expenses (income)	36,192	(516)	—	35,676
Depreciation and amortization	17,660	—	—	17,660
Net interest expense (income)	39,491	(2,812)	—	36,679
Transaction costs	2,120	—	—	2,120

Earnings before income taxes	43,369	15,361	—	58,730
Provision for income taxes	18,990	4,692	—	23,682

Net earnings	$24,379	$10,669	$—	$35,048

Consolidated Statement of Cash Flows

	Year ended December 31, 2009
	Parent, Issuer and Guarantor Subsidiaries	Non-Guarantor Subsidiary	Reclassifications and Eliminations	Total Consolidated
	Restated
	(in thousands)
Operating activities
Net earnings	$24,379	$10,669	$—	$35,048
Adjustments to reconcile net earnings:
Depreciation and amortization	17,659	—	—	17,659
Amortization of deferred financing costs	2,035	—	—	2,035
Equity based compensation expense	5,430	—	—	5,430
Provision for uncollectibles	1,059,834	—	—	1,059,834
Deferred income taxes	2,297	(598)	—	1,699
Loss on disposal of equipment	84	—	—	84
Equity in joint venture income	(606)	—	—	(606)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,052,755)	—	—	(1,052,755)
Prepaids and other assets	(13,616)	1,160	—	(12,456)
Income tax accounts	5,763	958	—	6,721
Accounts payable	3,749	16	—	3,765
Accrued compensation and physician payable	11,803	—	—	11,803
Contingent purchase liability	(2,499)	—	—	(2,499)
Other accrued liabilities	8,159	(249)	—	7,910
Professional liability reserves	(3,984)	(4,347)	—	(8,331)

Net cash provided by operating activities	67,732	7,609	—	75,341

Investing activities
Purchases of property and equipment	(11,613)	—	—	(11,613)
Cash paid for acquisition, net	(82,886)	—	—	(82,886)
Net purchases of investments at insurance subsidiary	—	(110,997)	—	(110,997)
Proceeds from investments at insurance subsidiary	—	113,388	—	113,388
Other investing activities	28	—	—	28

Net cash (used in) provided by investing activities	(94,471)	2,391	—	(92,080)

Financing activities
Payments on notes payable	(4,250)	—	—	(4,250)
Proceeds from sale of common stock	146,656	—	—	146,656
Redemption of common units	(1,734)	—	—	(1,734)
Net transfer from parent and parent’s subsidiaries	10,000	(10,000)	—	—

Net cash provided by (used in) financing activities	150,672	(10,000)	—	140,672

Increase in cash and cash equivalents	123,933	—	—	123,933
Cash and cash equivalents, beginning of year	46,398	—	—	46,398

Cash and cash equivalents, end of year	$170,331	$—	$—	$170,331

Item 15(a)

Team Health Holdings, Inc.

Schedule II—Valuation and Qualifying Accounts

For the Years Ended December 31,

(In thousands)

	Balance at Beginning of Period	Costs and Expenses	Other	Deductions	Balance at End of Period
2008	$165,226	$960,495	$—	$967,036	$158,685
2009	$158,685	$1,059,834	$—	$1,039,807	$178,712
2010	$178,712	$1,152,110	$—	$1,135,989	$194,833

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

TEAM HEALTH HOLDINGS, INC.

By:	/s/ GREG ROTH
Greg Roth Chief Executive Officer (Principal Executive Officer)

Date: November 1, 2011

EXHIBIT INDEX

2.1	Merger Agreement by and among Team Health Holdings, LLC, Team Health, Inc., Team Finance LLC, Team Health MergerSub, Inc., Ensemble Parent LLC, and Ensemble Acquisition LLC, dated as of October 11, 2005 (incorporated by reference to Exhibit 2.1 of the Registration Statement on Form S-4 (File No. 333-132495) filed by the Company on March 16, 2006)

3.1	Certificate of Incorporation of Team Health Holdings, Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed by the Company on December 12, 2009)

3.2	By-laws of Team Health Holdings, Inc. (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K, filed by the Company on December 12, 2009)

4.5	Stockholders Agreement of Team Health Holdings, Inc., dated as of December 15, 2009 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K, filed by the Company on December 12, 2009)

4.6	Registration Rights Agreement of Team Health Holdings, Inc. (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K, filed by the Company on December 12, 2009)

10.1	Credit Agreement, dated as of November 23, 2005, by and among Team Finance LLC, Team Health Holdings, LLC, JPMorgan Chase Bank, N.A., each Lender from time to time party thereto and Lehman Brothers Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-4 (File No. 333-132495) filed by Team Finance LLC on March 16, 2006)

10.2	Amendment No. 1, dated as of April 5, 2007, to the Credit Agreement, dated as of November 23, 2005 by and among Team Finance LLC, Team Health Holdings, LLC, JPMorgan Chase Bank, N.A. and each Lender from time to time party thereto (incorporated by reference to Exhibit 10.14 of The Quarterly Report on Form 10-Q (File No. 333-132495) filed by Team Finance LLC for the quarterly period ended March 31, 2007)*

10.3	Amendment No. 2, dated as of December 11, 2009, to the Credit Agreement, dated as of November 23, 2005 by and among Team Finance LLC, Team Health Holdings, LLC, JPMorgan Chase Bank, N.A. and each Lender from time to time party thereto (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed by the Company on December 24, 2009)

10.4	Lease Agreement, dated August 27, 1992, between Med: Assure Systems and Winston Road Properties (incorporated by reference to Exhibit 10.6 of the Registration Statement on Form S-4 (File No. 333-132495) filed Team Finance LLC on March 16, 2006)

10.5	Lease Agreement, dated August 27, 1999, between Americare Medical Services, Inc. and Winston Road Properties (incorporated by reference to Exhibit 10.7 of the Registration Statement on Form S-4 (File No. 333-132495) filed by Team Finance LLC on March 16, 2006)

10.6	Team Health, Inc. Non-Qualified Supplemental Executive Retirement Plan dated as of January 1, 2004 (incorporated by reference to Exhibit 10.9 of the Registration Statement on Form S-4 (File No. 333-132495) filed by Team Finance LLC on March 16, 2006)*

10.8	Amended and Restated Transaction and Monitoring Fee Agreement between Team Health Holdings, LLC and Blackstone Management Partners IV LLC, dated March 7, 2006 (incorporated by reference to Exhibit 10.12 of the Registration Statement on Form S-4 (File No. 333-132495) filed by Team Finance LLC on March 16, 2006)

10.9	Amendment No. 1 to the Amended and Restated Transaction and Monitoring Fee Agreement between Team Health Holdings, LLC and Blackstone Management Partners IV LLC, dated December 1, 2009 (incorporated by reference to Exhibit 10.7 of the Registration Statement on Form S-1 (File No. 333-162347) filed by the Company on December 3, 2009)

10.10	Participation Agreement, dated as of November 27, 2006 between Team Health, Inc. and Core Trust Purchasing Group (incorporated by reference to Exhibit 10.21 of the Registration Statement on Form S-1 (File No. 333-162347) filed by the Company on November 17, 2009)

10.12	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.11 of the Registration Statement on Form S-1 (File No. 333-162347) filed by the Company on December 3, 2009)*

10.13	Team Health Holdings, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.12 of the Registration Statement on Form S-1 (File No. 333-162347) filed by the Company on December 3, 2009)*

10.13	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.9 of the Registration Statement on Form S-1 (File No. 333-162347) filed by the Company on October 6, 2009)*

10.14	Amended and Restated Team Health Holdings, Inc. Annual Management Incentive Program (incorporated by reference to Exhibit 10.13 of the Registration Statement on Form S-1 (File No. 333-162347) filed by the Company on December 3, 2009)*

10.15	Amended and Restated Employment Agreement, dated November 25, 2009, between Team Health, Inc. and Dr. Massingale (incorporated by reference to Exhibit 10.1 of Team Finance LLC’s Current Report on Form 8-K (File No. 333-132495) dated November 25, 2009)*

10.16	Amended and Restated Employment Agreement, dated November 25, 2009, between Team Health, Inc. and Gregory S. Roth (incorporated by reference to Exhibit 10.2 of Team Finance LLC’s Current Report on Form 8-K (File No. 333-132495) dated November 25, 2009)*

10.17	Amended and Restated Employment Agreement, dated November 25, 2009, between Team Health, Inc. and David P. Jones (incorporated by reference to Exhibit 10.3 of Team Finance LLC’s Current Report on Form 8-K (File No. 333-132495) dated November 25, 2009)*

10.18	Amended and Restated Employment Agreement, dated November 25, 2009, between Team Health, Inc. and Heidi Solomon Allen (incorporated by reference to Exhibit 10.4 of Team Finance LLC’s Current Report on Form 8-K (File No. 333-132495) dated November 25, 2009)*

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed on February 8, 2011)

23.1	Consent of Ernst & Young LLP (filed herewith)

24.1	Power of Attorney (included in the signature page to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed on February 8, 2011)

31.1	Certification by Greg Roth for Team Health Holdings, Inc. dated November 1, 2011, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification by David P. Jones for Team Health Holdings, Inc. dated November 1, 2011 as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification by Greg Roth for Team Health Holdings, Inc. dated November 1, 2011, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification by David P. Jones for Team Health Holdings, Inc. dated November 1, 2011, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

*	Management contracts or compensatory plans or arrangements