Form 10-Q/A
period 2011-03-31
TEAM HEALTH HOLDINGS INC.
filed 2011-11-02
CIK 1082754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No.1)

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

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q of Team Health Holdings, Inc. (the “Company”, “we”, “us” or “our”) for the three months ended March 31, 2011, originally filed with the Securities and Exchange Commission (the “SEC”) on May 3, 2011. We are filing this Amendment to reflect restatements of our consolidated balance sheets as of December 31, 2010 and March 31, 2011 and consolidated statements of operations and cash flows for the three months ended March 31, 2011 and March 31, 2010, and the related notes thereto, to adjust our accounting for certain acquisitions that contain contingent consideration provisions and accounting for equity based compensation, as more fully described in Note 2 to the Consolidated Financial Statements contained in this Amendment. In addition, concurrently with the filing of this Amendment, we are filing an amendment to our annual report on Form 10-K for the year ended December 31, 2010 and an amendment to our quarterly report on Form 10-Q for the three months ended June 30, 2011 to reflect restatements of our financial statements included in those reports.

For the convenience of the reader, this Amendment amends and restates the Original Filing in its entirety. However, revisions have been made to the following sections only, solely to reflect the restatements:

•	Item 1 – Financial Statements

•	Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Item 4 – Controls and Procedures

In addition, currently dated certifications of our principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, are filed as exhibits to this Amendment.

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

TEAM HEALTH HOLDINGS, INC.

QUARTERLY REPORT FOR THE THREE MONTHS

ENDED MARCH 31, 2011

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

TEAM HEALTH HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2010	March 31, 2011
	Restated	Restated
	(Unaudited) (In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$30,337	$49,153
Accounts receivable, less allowance for uncollectibles of $194,833 and $220,481 in 2010 and 2011, respectively	241,238	258,490
Prepaid expenses and other current assets	21,211	20,024
Receivables under insured programs	15,492	15,812
Income tax receivable	2,179	—

Total current assets	310,457	343,479
Investments of insurance subsidiary	87,781	89,507
Property and equipment, net	35,159	34,177
Other intangibles, net	60,866	57,228
Goodwill	174,439	174,439
Deferred income taxes	45,791	42,745
Receivables under insured programs	28,639	27,848
Other	38,706	37,942

	$781,838	$807,365

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$18,556	$14,897
Accrued compensation and physician payable	131,043	130,399
Other accrued liabilities	106,824	104,498
Income tax payable	—	5,174
Current maturities of long-term debt	4,250	4,250
Deferred income taxes	38,438	40,975

Total current liabilities	299,111	300,193
Long-term debt, less current maturities	399,500	398,438
Other non-current liabilities	151,980	153,308
Shareholders’ equity (deficit):
Common stock, ($0.01 par value; 100,000 shares authorized, 64,489 and 64,743 shares issued and outstanding at December 31, 2010 and March 31, 2011, respectively)	645	647
Additional paid-in capital	522,992	526,689
Accumulated deficit	(593,295)	(573,174)
Accumulated other comprehensive gain	905	1,264

Shareholders’ deficit	(68,753)	(44,574)

	$781,838	$807,365

See accompanying notes to consolidated financial statements.

TEAM HEALTH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2010	2011
	Restated	Restated
	(Unaudited)
	(In thousands, except per share data)
Net revenue	$631,966	$719,134
Provision for uncollectibles	267,501	306,640

Net revenue less provision for uncollectibles	364,465	412,494
Cost of services rendered (exclusive of depreciation and amortization shown separately below)
Professional service expenses	282,824	313,650
Professional liability costs	5,937	14,739
General and administrative expenses (includes contingent purchase compensation expense of $2,803 and $2,617 in 2010 and 2011, respectively)	33,604	40,754
Other income, net	(62)	(548)
Depreciation and amortization	6,127	6,689
Interest expense, net	5,763	3,277
Transaction costs	65	154
Loss on extinguishment of debt	14,862	—

Earnings before income taxes	15,345	33,779
Provision for income taxes	6,020	13,659

Net earnings	$9,325	$20,120

Net earnings per share
Basic	$0.15	$0.31
Diluted	$0.14	$0.31
Weighted average shares outstanding
Basic	63,920	64,475
Diluted	64,529	65,593

See accompanying notes to consolidated financial statements.

TEAM HEALTH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months Ended March 31,
	2010	2011
	Restated	Restated
	(Unaudited)
	(In thousands)
Operating Activities
Net earnings	$9,325	$20,120
Adjustments to reconcile net earnings:
Depreciation and amortization	6,127	6,689
Amortization of deferred financing costs	537	456
Employee equity-based compensation expense	204	606
Provision for uncollectibles	267,501	306,640
Deferred income taxes	5,507	5,334
Loss on extinguishment of debt	3,837	—
Loss on disposal of equipment	3	18
Loss on assets held for sale	—	20
Equity in joint venture income	(525)	(540)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(280,117)	(323,892)
Prepaids and other assets	(1,771)	1,897
Income tax accounts	(24)	7,402
Accounts payable	(4,643)	(3,517)
Accrued compensation and physician payable	(18,306)	83
Contingent purchase expense liability	2,803	(4,253)
Other accrued liabilities	1,534	1,174
Professional liability reserves	(2,676)	2,698

Net cash (used in) provided by operating activities	(10,684)	20,935

Investing Activities
Purchases of property and equipment	(1,189)	(2,202)
Sale of property and equipment	—	90
Cash paid for acquisitions, net	(4,159)	—
Purchases of investments by insurance subsidiary	(9,876)	(16,215)
Proceeds from investments by insurance subsidiary	8,052	14,177

Net cash used in investing activities	(7,172)	(4,150)

Financing Activities
Payments on notes payable	(1,062)	(1,062)
Payments on 11.25% senior subordinated notes	(157,502)	—
Proceeds from revolving credit facility	56,000	—
Payments on revolving credit facility	(56,000)	—
Proceeds from sale of common shares	21,769	—
Proceeds from exercise of stock options	—	3,559
Stock issuance costs	—	(466)

Net cash (used in) provided by financing activities	(136,795)	2,031

Net (decrease) increase in cash	(154,651)	18,816
Cash and cash equivalents, beginning of period	170,331	30,337

Cash and cash equivalents, end of period	$15,680	$49,153

Interest paid	$6,551	$4,334

Taxes paid	$593	$968

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

Note 2. Restatement of Consolidated Financial Statements

The Company has restated its consolidated balance sheets as of December 31, 2010 and March 31, 2011, its consolidated statements of operations and cash flows for the three months ended March 31, 2010 and 2011 to correct errors in the accounting for certain acquisitions that contain contingent consideration provisions. Historically the Company has recorded all contingent consideration arising from acquisitions as additional purchase consideration; however, in accordance with Accounting Codification Standard Topic 805 “Business Combinations” (“ASC 805”), the proper accounting treatment for any contingent consideration that has a continuing employment requirement for the seller is to recognize such consideration as compensation expense ratably over the applicable measurement period. Additionally, the Company has concluded that certain restricted equity awards that were granted and outstanding from 2006 through 2009 should have been accounted for as a liability award instead of an equity award in accordance with the provisions of Accounting Standards Codification Topic 718 “Compensation – Stock Compensation” (“ASC 718”). Accordingly, the Company should have recorded additional compensation expense in prior reporting periods based on the change in fair value of the awards from the date of grant to the settlement date in the applicable periods. The effect on the previously reported historical financials for this prior year share-based compensation adjustment is a restatement of the accumulated deficit and additional paid in capital which results in no change to the previously reported shareholders’ deficit on the Company’s consolidated balance sheet. The financial statements for the periods presented have been restated to reflect these corrections.

The impact of the correction of the errors on the affected line items of the Company’s consolidated balance sheets as of December 31, 2010 and March 31, 2011, its consolidated statements of operations and cash flows for the three months ended March 31, 2010 and 2011 is set forth below (in thousands):

Consolidated Balance Sheet

as of December 31, 2010

	As Previously Reported	Adjustments	As Restated
Deferred income taxes	$35,474	$10,317	$45,791
Other intangibles, net	63,739	(2,873)	60,866
Goodwill	207,782	(33,343)	174,439
Total assets	807,737	(25,899)	781,838

Other accrued liabilities	100,318	6,506	106,824
Total current liabilities	292,605	6,506	299,111

Other non-current liabilities	166,985	(15,005)	151,980
Additional paid in capital	516,468	6,524	522,992
Accumulated deficit	(569,371)	(23,924)	(593,295)
Shareholders’ deficit	(51,353)	(17,400)	(68,753)

Consolidated Balance Sheet

as of March 31, 2011

	As Previously Reported	Adjustments	As Restated
Other intangibles, net	$59,891	$(2,663)	$57,228
Goodwill	207,782	(33,343)	174,439
Deferred income taxes	31,537	11,208	42,745
Total assets	832,163	(24,798)	807,365
Other accrued liabilities	103,002	1,496	104,498
Total current liabilities	298,697	1,496	300,193

Other non-current liabilities	160,686	(7,378)	153,308
Additional paid in capital	520,165	6,524	526,689
Accumulated deficit	(547,734)	(25,440)	(573,174)
Shareholders’ deficit	(25,658)	(18,916)	(44,574)

Consolidated Statement of Operations

for the Three Months Ended March 31, 2010

	As Previously Reported	Adjustments	As Restated
General and administrative expenses	$30,801	$2,803	$33,604
Depreciation and amortization	6,415	(288)	6,127
Earnings before income taxes	17,860	(2,515)	15,345
Provision for income taxes	6,962	(942)	6,020
Net earnings	10,898	(1,573)	9,325
Net earnings per share
Basic	$0.17	(0.02)	$0.15
Diluted	$0.17	(0.03)	$0.14

Consolidated Statement of Operations

for the Three Months Ended March 31, 2011

	As Previously Reported	Adjustments	As Restated
General and administrative expenses	$38,137	$2,617	$40,754
Depreciation and amortization	6,899	(210)	6,689
Earnings before income taxes	36,186	(2,407)	33,779
Provision for income taxes	14,550	(891)	13,659
Net earnings	21,636	(1,516)	20,120
Net earnings per share
Basic	$0.34	(0.03)	$0.31
Diluted	$0.33	(0.02)	$0.31

Consolidated Statement of Cash Flows

for the Three Months Ended March 31, 2010

	As Previously Reported	Adjustments	As Restated
Net earnings	$10,898	$(1,573)	$9,325
Adjustments to reconcile net earnings :
Depreciation and amortization	6,415	(288)	6,127
Deferred income taxes	6,449	(942)	5,507

Changes in operating assets and liabilities, net of acquisitions:
Contingent purchase liability	—	2,803	2,803

Consolidated Statement of Cash Flows

for the Three Months Ended March 31, 2011

	As Previously Reported	Adjustments	As Restated
Net income	$21,636	$(1,516)	$20,120
Adjustments to reconcile net earnings :
Depreciation and amortization	6,899	(210)	6,689
Deferred income taxes	6,225	(891)	5,334

Changes in operating assets and liabilities, net of acquisitions:
Contingent purchase liability	—	(4,253)	(4,253)
Net cash provided by operating activities	27,805	(6,870)	20,935

Cash paid for acquisitions, net	(6,870)	6,870	—
Net cash used in investing activities	(11,020)	6,870	(4,150)

As further described in Note 7 the Company has reclassified to Level 2, certain investments which were misclassified previously as Level 1.

Note 3. Secondary Offering

The Company completed a secondary offering of common stock in March of 2011. The 8,830,000 secondary shares in aggregate were sold by the Company’s principal shareholder, Ensemble Parent LLC, an investment fund affiliated with The Blackstone Group L. P. and its chief financial officer. The Company did not receive any proceeds from the sale of shares in the offering.

Note 4. Recently Issued Accounting Standards

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

Note 5. Acquisitions (Restated)

In March 2010, the Company completed the acquisitions of certain assets and related business operations of two emergency medical staffing businesses and clinics located in Virginia, Rhode Island and Florida. In August 2010, the Company completed the acquisition of certain assets and related business operations of an emergency medical staffing business located in Oklahoma and Kansas. The purchase price for these acquisitions was allocated in accordance with the provisions of ASC Topic 805, “Business Combinations” to net assets acquired, including goodwill of $31.9 million (all of which is tax deductible goodwill) and contract intangibles of approximately $22.2 million, based on management’s estimates.

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

In all of the above acquisitions that contain contingent considerations, such payments are tied to continuing employment. When contingent payments are tied to continuing employment, such amounts are recorded as compensation.

Note 6. Radiology Operations

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

Note 7. Fair Value Measurements

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

The following table provides information on those assets and liabilities the Company currently measures at fair value on a recurring basis (in thousands):

	Carrying Amount In Consolidated Balance Sheet December 31, 2010	Fair Value December 31, 2010 (a)	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3
Investments of insurance subsidiary:
Money market funds	$1,931	$1,931	$1,931	$—	$—
U. S. Treasury securities	14,326	14,326	—	14,326	—
Municipal bonds	52,954	52,954	—	52,954	—
Agency notes	18,570	18,570	—	18,570	—

Total investments of insurance subsidiary	$87,781	$87,781	$1,931	$85,850	$—

Supplemental employee retirement plan investments:
Mutual funds	$12,522	$12,522	$—	$12,522	$—

Interest rate swap liability	$921	$921	$—	$921	$—

(a)	During 2010, the fair value of U.S Treasury securities, municipal bonds, agency notes and mutual funds were misclassified as Level 1. The prior period disclosure has been reclassified to reflect these investments, of approximately $98.4 million, as Level 2 measurements.

	Carrying Amount In Consolidated Balance Sheet March 31, 2011	Fair Value March 31, 2011 (a)	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3
Investments of insurance subsidiary:
Money market funds	$6,960	$6,960	$6,960	$—	$—
U. S. Treasury securities	13,544	13,544	—	13,544	—
Municipal bonds	53,188	53,188	—	53,188	—
Agency notes	15,815	15,815	—	15,815	—

Total investments of insurance subsidiary	$89,507	$89,507	$6,960	$82,547	$—

Supplemental employee retirement plan investments:
Mutual funds	$13,368	$13,368	$—	$13,368	$—

(a)	During 2011, the fair value of U.S. Treasury securities, municipal bonds, agency notes and mutual funds were misclassified as Level 1. This disclosure has been reclassified to reflect these investments, of approximately $95.9 million, as Level 2 measurements.

The fair values of the Company’s insurance subsidiary investments and the Company’s supplemental employee retirement investments are based on quoted prices. See Note 9 for more information regarding the Company’s investments. The fair value of the Company’s other financial instruments approximates their carrying values.

Note 8. Financial Derivative Instruments

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

Note 9. Investments

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

As of March 31, 2011, the investments related to the participant directed supplemental employee retirement plan totaled $13.4 million and are included in other assets in the accompanying consolidated balance sheet. The trading gains and losses on those investments for the three months ended on March 31, 2011 that are still held by the Company as of March 31, 2011 are as follows (in thousands):

Net gains and losses recognized during the three months ended March 31, 2011 on trading securities	$488
Less: net gains and losses recognized during the period on trading securities sold during the three months ended March 31, 2011	26

Unrealized gains and losses recognized on trading securities still held at March 31, 2011	$462

Note 10. Net Revenue

Net revenue for the three months ended March 31, 2010 and 2011 consisted of the following (in thousands):

	Three Months Ended March 31,
	2010	2011
Fee-for-service revenue	$518,252	$603,733
Contract revenue	106,940	108,477
Other revenue	6,774	6,924

	$631,966	$719,134

Note 11. Other Intangible Assets (Restated)

The following is a summary of intangible assets and related amortization as of December 31, 2010 and March 31, 2011 (in thousands):

	Gross Carrying Amount	Accumulated Amortization
As of December 31, 2010:
Contracts	$94,349	$34,155
Other	840	168

Total	$95,189	$34,323

As of March 31, 2011:
Contracts	$87,769	$31,171
Other	840	210

Total	$88,609	$31,381

Aggregate amortization expense:
For the three months ended March 31, 2011		$3,638

Estimated amortization expense:
For the remainder of the year ended December 31, 2011		$10,914
For the year ended December 31, 2012		14,120
For the year ended December 31, 2013		12,506
For the year ended December 31, 2014		10,571
For the year ended December 31, 2015		7,146

Note 12. Long-Term Debt

Long-term debt as of March 31, 2011 consisted of the following (in thousands):

Term Loan Facility	$402,688
Revolving line of credit	—

Less current portion	(4,250)

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

Note 13. Professional Liability Insurance

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

Note 14. Share-based Compensation

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

Note 15. Contingencies

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

Acquisition Payments (Restated)

As of March 31, 2011, the Company may have to pay up to $25.3 million in future contingent payments for acquisitions made prior to March 31, 2011. When contingent payments are tied to continuing employment, such amounts are recorded as compensation expenses. These payments will be made should the acquired operations achieve the financial targets or certain contract terms as agreed to in the respective acquisition agreements. The estimated contingent payments are being recognized as expense over the defined measurement period of each agreement. The contingent purchase expense recognized for the three months ended March 31, 2010 and 2011 was $2.8 million and $2.6 million, respectively. During the three months ended March 31, 2011, $6.9 million of contingent consideration was paid. No payments were made in the corresponding period of 2010.

Note 16. Comprehensive Earnings (Restated)

The components of comprehensive earnings, net of related taxes, are as follows (in thousands):

	Three Months Ended March 31,
	2010	2011
	Restated	Restated
Net earnings	$9,325	$20,120
Net change in fair market value of investments	(88)	(203)
Net change in fair market value of interest rate swap	271	562

Comprehensive earnings	$9,508	$20,479

Note 17. Segment Reporting (Restated)

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

The following table presents financial information for each reportable segment. Depreciation, amortization, management fee and other expenses separately identified in the consolidated statements of operations are included as a reduction to the operating earnings of each segment in each period below (in thousands):

	Three Months Ended March 31,
	2010	2011
	Restated	Restated
Net Revenues less Provision for Uncollectibles:
Healthcare Services	$361,574	$409,452
Billing Services	2,891	3,042

	$364,465	$412,494

Operating Earnings:
Healthcare Services	$47,359	$51,123
Billing Services	627	782
General Corporate	(26,878)	(14,849)

	$21,108	$37,056

Reconciliation of Operating Earnings to Net Earnings:
Operating earnings	$21,108	$37,056
Interest expense, net	5,763	3,277
Provision for income taxes	6,020	13,659

Net earnings	$9,325	$20,120

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Restatement of Consolidated Financial Statements

We have restated our consolidated balance sheets as of December 31, 2010 and March 31, 2011, our consolidated statements of operations and statements of cash flows for the three months ended March 31, 2010 and 2011 to correct errors in the accounting for certain acquisitions that contain contingent consideration provisions and accounting for certain restricted equity awards. The impact of these restatements are discussed in Note 2 to the consolidated financial statements included elsewhere in this Amendment. All information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations has been correspondingly corrected to give effect to such restatements.

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

	Three Months Ended March 31,
	Restated
	2010	2011
Net revenue less provision for uncollectibles	100.0%	100.0%
Professional service expenses	77.6	76.0
Professional liability costs	1.6	3.6
General and administrative expenses	9.2	9.9
Other income, net	—	(0.1)
Depreciation and amortization	1.7	1.6
Interest expense, net	1.6	0.8
Transaction costs	—	—
Loss on extinguishment of debt	4.1	—

Earnings before income taxes	4.2	8.2
Provision for income taxes	1.7	3.3

Net earnings	2.6%	4.9%

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

General and Administrative Expenses. General and administrative expenses increased $7.2 million, or 21.3%, to $40.8 million for the three months ended March 31, 2011 from $33.6 million in the three months ended March 31, 2010. General and administrative expenses included contingent purchase expense of $2.6 million for the three months ended March 31, 2011 and $2.8 million for the three months ended March 31, 2010. Excluding the contingent purchase expense, general and administrative expenses increased $7.3 million, or 23.8%, to $38.1 million for the three months ended March 31, 2011 from $30.8 million in the three months ended March 31, 2010. The increase in general and administrative expenses is due primarily to the impact of recent acquisitions, including the development of infrastructure to support growth in these operations, additional investments in marketing and sales development functions, increases in performance-based incentive plan costs, and increased severance and restructuring costs between quarters. Total general and administrative expenses as a percentage of net revenue less provision for uncollectibles were 9.9% in 2011 compared to 9.2% in 2010 and were 9.2% in 2011 compared to 8.5% in 2010 excluding contingent purchase expense.

Other Income, net. In the three months ended March 31, 2011, we recognized other income of $0.5 million primarily related to the change in the fair value of assets related to our non-qualified deferred compensation plan compared to $0.1 million of other income for the same period in 2010.

Depreciation and Amortization. Depreciation and amortization expense was $6.7 million in the three months ended March 31, 2011 compared to $6.1 million for the three months ended March 31, 2010. The increase of $0.6 million was primarily due to higher amortization expense related to our acquisitions in 2010 and 2011.

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

Earnings before Income Taxes. Earnings before income taxes in the three months ended March 31, 2011 were $33.8 million compared to $15.3 million in the three months ended March 31, 2010.

Provision for Income Taxes. The provision for income taxes was $13.7 million in the three months ended March 31, 2011 compared to $6.0 million in the corresponding period in 2010.

Net Earnings. Net earnings were $20.1 million in the three months ended March 31, 2011 compared to $9.3 million in the three months ended March 31, 2010.

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

Cash provided by operating activities in the three months ended March 31, 2011 was $20.9 million compared to cash used in operating activities of $10.7 million in the corresponding period in 2010. Included in cash provided by operations are contingent payments associated with purchase transactions of $6.9 million and $0 in 2011 and 2010, respectively. The $31.6 million increase in operating cash flow was principally the result of improved profitability in 2011, absence of cash costs of $13.8 million associated with the 11.25% Senior Subordinated Note redemption in 2010, and a reduction in the funding of current liabilities, including prior year incentive plan liabilities, and interest payments during the first three months of 2011 compared to the same period in 2010, partially offset by a $6.9 million contingent purchase payment relating to acquisitions. Cash used in investing activities in the three months ended March 31, 2011 was $4.2 million compared to $7.2 million in the same period of 2010. The $3.0 million decrease in cash used in investing activities was principally due to a decrease in closing cash payments related to acquisitions that are reported as an investing use of cash, offset by an increase in net purchases of investments between periods at the captive insurance subsidiary and an increase in capital expenditures. Cash provided by financing activities in the three months ended March 31, 2011 was $2.0 million compared to cash used in financing activities of $136.8 million in the three months ended March 31, 2010. The change in cash associated with financing activities was due to $3.6 million of proceeds from the exercise of stock options in 2011 compared to the $157.5 million payment made in connection with the redemption of our 11.25% Notes, partially offset by the $21.8 million net proceeds received in connection with the exercise of the underwriters’ over-allotment option relating to our initial public offering during the three months ended March 31, 2010.

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

We have historically been an acquirer of other physician staffing businesses and related interests. For the three months ended March 31, 2011, total cash used on acquisitions was $6.9 million which consisted of $6.9 million of contingent payments on prior year acquisitions reported as an operating cash flow. For the three months ended March 31, 2010 total cash used in acquisitions was $4.2 million which consisted of $4.2 million of cash reported in investing cash flows and $0 of contingent payments on prior year acquisitions reported as an operating cash flow. In April 2011, we entered into an agreement to acquire an emergency medical staffing group that provides staffing services to a hospital located in Alabama, which we began staffing in late April. Maximum future contingent payment obligations are approximately $25.3 million.

We are in discussions with certain physician staffing businesses regarding potential acquisition opportunities. If we consummate these potential acquisitions, we would expect to fund such acquisitions using our existing cash or through borrowings under our revolving credit facility.

Effective March 12, 2003, we began providing for professional liability risks in part through a captive insurance company. Prior to such date, we insured such risks principally through the commercial insurance market. The change in the professional liability insurance program initially resulted in increased cash flow due to the retention of cash formerly paid out in the form of insurance premiums to a commercial insurance company coupled with a long period (typically 2-4 years or longer on average) before cash payout of such losses occurs. A portion of such cash retained is retained within our captive insurance company and therefore not immediately available for general corporate purposes. As of March 31, 2011, the current value of cash or cash equivalents and related investments held within the captive insurance company totaled approximately $89.5 million. Investments of the captive insurance subsidiary are carried at fair market value and as of March 31, 2011 reflected $1.9 million of net unrealized gains. See Note 9 of the accompanying consolidated financial statements for a discussion of the investments held by our captive insurance subsidiary. Effective June 1, 2010, we renewed our fronting carrier program with a commercial insurance carrier through May 31, 2011. In connection with this renewal, we have paid cash premiums of approximately $10.0 million to the commercial insurance carrier. For the three months ended March 31, 2011, we funded approximately $9.2 million of premiums to the captive subsidiary. For the three months ended March 31, 2011, we also funded a total of $0.5 million to a commercial insurance provider in order to meet our obligation for incurred costs in excess of the aggregate limits of coverage in place on the commercial insurance policy that ended March 11, 2003. We will fund additional payments which will be based upon the level of incurred losses relative to the aggregate limit of the coverage at that time as additional claims are processed.

We present Adjusted EBITDA as a supplemental measure of our performance. We define Adjusted EBITDA as net earnings before interest expense, taxes, depreciation and amortization, as further adjusted to exclude the non-cash items and the other adjustments shown in the table below. We present Adjusted EBITDA because we believe it assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. Adjusted EBITDA is not a measurement of financial performance or liquidity under generally accepted accounting principles. In evaluating our performance as measured by Adjusted EBITDA, management recognizes and considers the limitations of this measure. Adjusted EBITDA does not reflect certain cash expenses that we are obligated to make, and although depreciation and amortizations are non-cash charges, assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements. In addition, other companies in our industry may calculate Adjusted EBITDA differently than we do or may not calculate it at all, limiting its usefulness as a comparative measure. Because of these limitations, Adjusted EBITDA should not be considered in isolation or as a substitute for net income, operating income, cash flows from operating, investing or financing activities, or any other measure calculated in accordance with generally accepted accounting principles. The following table sets forth a reconciliation of net earnings to Adjusted EBITDA.

	Three Months Ended March 31, Restated
	2010	2011
	(in thousands)
Net earnings	$9,325	$20,120
Interest expense, net	5,763	3,277
Provision for income taxes	6,020	13,659
Depreciation and amortization	6,127	6,689
Other income, net(a)	(62)	(548)
Contingent purchase expense(b)	2,803	2,617
Loss on extinguishment of debt(c)	14,862	—
Transaction costs(d)	65	154
Stock based compensation expense(e)	204	606
Insurance subsidiary interest income	684	598
Professional liability loss reserve adjustments associated with prior years	(7,219)	—
Severance and other charges	12	792

Adjusted EBITDA	$38,584	$47,964

(a)	Reflects gain or loss on sale of assets, realized gains on investments, and changes in fair value of investments associated with the Company’s non-qualified retirement plan.
(b)	Reflects expense recognized for estimated future contingent payments associated with acquisitions.
(c)	Reflects the loss on the redemption of a portion of the Company’s 11.25% Senior Subordinated Notes, including the write-off of deferred financing costs of $3,837.
(d)	Reflects expenses associated with acquisition transaction fees.
(e)	Reflects costs related to options and restricted shares granted under the Team Health Holdings, Inc. 2009 Stock Incentive Plan.

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

Recently Issued Accounting Standards

See Note 4 of the accompanying consolidated financial statements for a discussion of recently issued accounting standards.

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

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired objectives. In connection with the Original Filing, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2011 our disclosure controls and procedures were effective at the reasonable assurance level.

In connection with the restatements described in Note 2 to our consolidated financial statements included in this Amendment, our Chief Executive Officer and Executive Vice President and Chief Financial Officer re-evaluated our disclosure controls and procedures and determined that there was a material weakness in our internal control over financial reporting as of March 31, 2011 solely due to the accounting for acquisitions that contain contingent consideration provisions as further described in Note 2 to our consolidated financial statements included elsewhere in this report. Solely as a result of this material weakness, our Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that as of March 31, 2011, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

Item 6.	Exhibits

3.1	Certificate of Incorporation of Team Health Holdings, Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed on December 18, 2009: File No. 001-34583)

3.2	By-laws of Team Health Holdings, Inc. (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K, filed on December 18, 2009: File No. 001-34583)

10.1	First Amendment, dated February 11, 2011, to Amended and Restated Employment Agreement, dated November 29, 2009, between Team Health, Inc. and Gregory S. Roth (previously filed by the Company in its prior Form 10-Q on May 3, 2011)

31.1	Certification by Greg Roth for Team Health Holdings, Inc. dated November 1, 2011 as required by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification by David Jones for Team Health Holdings, Inc. dated November 1, 2011 as required by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Certification by Greg Roth for Team Health Holdings, Inc. dated November 1, 2011 as required by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.2	Certification by David Jones for Team Health Holdings, Inc. dated November 1, 2011 as required by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.

TEAM HEALTH HOLDINGS, INC.

November 1, 2011	/S/ GREG ROTH
Greg Roth Chief Executive Officer

November 1, 2011	/S/ DAVID P. JONES
David P. Jones Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

3.1	Certificate of Incorporation of Team Health Holdings, Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed on December 18, 2009: File No. 001-34583)

3.2	By-laws of Team Health Holdings, Inc. (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K, filed on December 18, 2009: File No. 001-34583)

10.1	First Amendment, dated February 11, 2011, to Amended and Restated Employment Agreement, dated November 29, 2009, between Team Health, Inc. and Gregory S. Roth (previously filed by the Company in its prior Form 10-Q on May 3, 2011)

31.1	Certification by Greg Roth for Team Health Holdings, Inc. dated November 1, 2011 as required by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification by David Jones for Team Health Holdings, Inc. dated November 1, 2011 as required by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Certification by Greg Roth for Team Health Holdings, Inc. dated November 1, 2011 as required by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.2	Certification by David Jones for Team Health Holdings, Inc. dated November 1, 2011 as required by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

*	Management contracts or compensatory plans or arrangements