Form 10-Q/A
period 2011-06-30
TEAM HEALTH HOLDINGS INC.
filed 2011-11-02
CIK 1082754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

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

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q of Team Health Holdings, Inc. (the “Company”, “we”, “us” or “our”) for the six months ended June 30, 2011, originally filed with the Securities and Exchange Commission (the “SEC”) on August 2, 2011. We are filing this Amendment to reflect restatements of our consolidated balance sheets as of December 31, 2010 and June 30, 2011 and consolidated statements of operations for the three and six months ended June 30, 2010 and 2011 and consolidated statements of cash flows for the six months ended June 30, 2010 and 2011, and the related notes thereto, to adjust our accounting for certain acquisitions that contain contingent consideration provisions and accounting for equity based compensation, as more fully described in Note 2 to the Consolidated Financial Statements contained in this Amendment. In addition, concurrently with the filing of this Amendment, we are filing an amendment to our annual report on Form 10-K for the year ended December 31, 2010 and an amendment to our quarterly report on Form 10-Q for the three months ended March 31, 2011 to reflect restatements of our financial statements included in those reports.

For the convenience of the reader, this Amendment amends and restates the Original Filing in its entirety. However, revisions have been made to the following sections only, solely to reflect the restatement:

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

TEAM HEALTH HOLDINGS, INC.

QUARTERLY REPORT FOR THE THREE AND SIX MONTHS

ENDED JUNE 30, 2011

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

TEAM HEALTH HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2010	June 30, 2011
	Restated	Restated
	(Unaudited) (In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$30,337	$48,904
Accounts receivable, less allowance for uncollectibles of $194,833 and $246,517 in 2010 and 2011, respectively	241,238	272,351
Prepaid expenses and other current assets	21,211	29,148
Receivables under insured programs	15,492	14,321
Income tax receivable	2,179	687

Total current assets	310,457	365,411
Investments of insurance subsidiary	87,781	88,753
Property and equipment, net	35,159	32,803
Other intangibles, net	60,866	53,590
Goodwill	174,439	174,764
Deferred income taxes	45,791	40,021
Receivables under insured programs	28,639	32,259
Other	38,706	41,013

	$781,838	$828,614

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$18,556	$6,500
Accrued compensation and physician payable	131,043	135,142
Other accrued liabilities	106,824	102,905
Current maturities of long-term debt	4,250	10,000
Deferred income taxes	38,438	39,520

Total current liabilities	299,111	294,067
Long-term debt, less current maturities	399,500	390,000
Other non-current liabilities	151,980	163,511
Shareholders’ equity (deficit):
Common stock, ($0.01 par value; 100,000 shares authorized, 64,489 and 65,280 shares issued and outstanding at December 31, 2010 and June 30, 2011, respectively)	645	653
Additional paid-in capital	522,992	534,663
Accumulated deficit	(593,295)	(556,327)
Accumulated other comprehensive gain	905	2,047

Shareholders’ equity (deficit)	(68,753)	(18,964)

	$781,838	$828,614

See accompanying notes to consolidated financial statements.

TEAM HEALTH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,
	2010	2011
	Restated	Restated
	(Unaudited)
	(In thousands, except per share data)
Net revenue	$655,971	$763,983
Provision for uncollectibles	280,445	336,746

Net revenue less provision for uncollectibles	375,526	427,237
Cost of services rendered (exclusive of depreciation and amortization shown separately below)
Professional service expenses	283,601	327,084
Professional liability costs	13,282	15,144
General and administrative expenses (includes contingent purchase expense of $2,995 and $2,454 in 2010 and 2011, respectively)	35,937	40,908
Other expenses (income)	777	(113)
Depreciation and amortization	6,135	6,902
Interest expense, net	4,922	2,513
Transaction costs	393	1,041
Impairment of intangibles	1,496	—
Loss on refinancing of debt	—	6,022

Earnings before income taxes	28,983	27,736
Provision for income taxes	10,921	10,888

Net earnings	$18,062	$16,848

Net earnings per share
Basic	$0.28	$0.26
Diluted	$0.28	$0.25
Weighted average shares outstanding
Basic	64,166	64,921
Diluted	64,711	66,951

See accompanying notes to consolidated financial statements.

TEAM HEALTH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended June 30,
	2010	2011
	Restated	Restated
	(Unaudited)
	(In thousands, except per share data)
Net revenue	$1,287,937	$1,483,116
Provision for uncollectibles	547,945	643,385

Net revenue less provision for uncollectibles	739,992	839,731
Cost of services rendered (exclusive of depreciation and amortization shown separately below)
Professional service expenses	566,426	640,734
Professional liability costs	19,219	29,883
General and administrative expenses (includes contingent purchase expense of $5,798 and $5,071 in 2010 and 2011, respectively)	69,540	81,662
Other expenses (income)	716	(660)
Depreciation and amortization	12,262	13,591
Interest expense, net	10,685	5,790
Transaction costs	458	1,195
Impairment of intangibles	1,496	—
Loss on extinguishment and refinancing of debt	14,862	6,022

Earnings before income taxes	44,328	61,514
Provision for income taxes	16,941	24,546

Net earnings	$27,387	$36,968

Net earnings per share
Basic	$0.43	$0.57
Diluted	$0.42	$0.56
Weighted average shares outstanding
Basic	64,056	64,709
Diluted	64,618	66,192

See accompanying notes to consolidated financial statements.

TEAM HEALTH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2010	2011
	Restated	Restated
	(Unaudited)
	(In thousands)
Operating Activities
Net earnings	$27,387	$36,968
Adjustments to reconcile net earnings:
Depreciation and amortization	12,262	13,591
Amortization of deferred financing costs	1,029	903
Employee equity-based compensation expense	610	1,388
Provision for uncollectibles	547,945	643,385
Impairment of intangibles	1,496	—
Deferred income taxes	3,239	6,179
Loss on extinguishment and refinancing of debt	3,837	1,654
Loss on sale of equipment	9	41
Equity in joint venture income	(1,137)	(1,520)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(565,545)	(674,498)
Prepaids and other assets	(10,605)	(3,658)
Income tax accounts	4,513	1,665
Accounts payable	(5,018)	(11,914)
Accrued compensation and physician payable	(14,477)	5,480
Contingent purchase expense liability	5,798	(2,119)
Other accrued liabilities	697	2,470
Professional liability reserves	2,481	4,178

Net cash provided by operating activities	14,521	24,193
Investing Activities
Purchases of property and equipment	(3,874)	(4,094)
Sale of property and equipment	—	90
Cash paid for acquisitions, net	(4,159)	(325)
Purchases of investments by insurance subsidiary	(27,871)	(40,394)
Proceeds from investments by insurance subsidiary	21,817	40,315
Other investing activities	4	—

Net cash used in investing activities	(14,083)	(4,408)
Financing Activities
Payments on notes payable	(2,125)	(403,750)
Proceeds from notes payable	—	400,000
Payments on 11.25% senior subordinated notes	(157,502)	—
Proceeds from revolving credit facility	56,800	—
Payments on revolving credit facility	(56,800)	—
Payments of financing costs	—	(7,759)
Proceeds from sale of common shares	21,769	—
Proceeds from the issuance of common stock under stock purchase plans	—	872
Proceeds from exercise of stock options	379	9,910
Stock issuance costs	—	(491)

Net cash used in financing activities	(137,479)	(1,218)

Net (decrease) increase in cash	(137,041)	18,567
Cash and cash equivalents, beginning of period	170,331	30,337

Cash and cash equivalents, end of period	$33,290	$48,904

Interest paid	$12,920	$7,003

Taxes paid	$9,233	$16,362

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

Note 2. Restatement of Consolidated Financial Statements

The Company has restated its consolidated balance sheets as of December 31, 2010 and June 30, 2011, its consolidated statements of operations for the three and six months ended June 30, 2010 and 2011 and its statements of cash flows for the six months ended June 30, 2010 and 2011 to correct an error in the accounting for certain acquisitions that contain contingent consideration provisions. Historically the Company has recorded all contingent consideration arising from acquisitions as additional purchase consideration; however, in accordance with Accounting Codification Standard Topic 805 “Business Combinations” (“ASC 805”), the proper accounting treatment for any contingent consideration that has a continuing employment requirement for the seller is to recognize such consideration as compensation expense ratably over the applicable measurement period. Additionally, the Company has concluded that certain restricted equity awards that were granted and outstanding from 2006 through 2009 should have been accounted for as a liability award instead of an equity award in accordance with the provisions of Accounting Standards Codification Topic 718 “Compensation – Stock Compensation” (“ASC 718”). Accordingly, the Company should have recorded additional compensation expense in prior reporting periods based on the change in fair value of the awards from the date of grant to the settlement date in the applicable periods. The effect on the previously reported historical financials for this prior year share-based compensation adjustment is a restatement of the accumulated deficit and additional paid in capital which results in no change to the previously reported shareholders’ deficit on the Company’s consolidated balance sheet. The financial statements for the periods presented in this Amendment have been restated to reflect these corrections.

The impact of the correction of errors on the affected line items of the Company’s consolidated balance sheets as of December 31, 2010 and June 30, 2011, consolidated statements of operations for the three and six months ended June 30, 2010 and 2011 and statements of cash flows for the six months ended June 30, 2010 and 2011 is set forth below (in thousands):

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

Consolidated Balance Sheet

as of June 30, 2011

	As Previously Reported	Adjustments	As Restated
Deferred income taxes	$27,930	$12,091	$40,021
Other intangibles, net	56,042	(2,452)	53,590
Goodwill	208,432	(33,668)	174,764
Total assets	852,643	(24,029)	828,614
Other accrued liabilities	101,816	1,089	102,905
Total current liabilities	292,978	1,089	294,067
Other non-current liabilities	168,353	(4,842)	163,511
Additional paid in capital	528,139	6,524	534,663
Accumulated deficit	(529,527)	(26,800)	(556,327)
Shareholders’ deficit	1,312	(20,276)	(18,964)

Consolidated Statement of Operations

for the Three Months Ended June 30, 2010

	As Previously Reported	Adjustments	As Restated
General and administrative expenses	$32,942	$2,995	$35,937
Depreciation and amortization	6,423	(288)	6,135
Impairment of intangibles	2,523	(1,027)	1,496
Earnings before income taxes	30,663	(1,680)	28,983
Provision for income taxes	12,043	(1,122)	10,921
Net earnings	18,620	(558)	18,062
Net earnings per share
Basic	$0.29	(0.01)	$0.28
Diluted	$0.29	(0.01)	$0.28

Consolidated Statement of Operations

for the Three Months Ended June 30, 2011

	As Previously Reported	Adjustments	As Restated
General and administrative expenses	$38,455	$2,453	$40,908
Depreciation and amortization	7,112	(210)	6,902
Earnings before income taxes	29,979	(2,243)	27,736
Provision for income taxes	11,771	(883)	10,888
Net earnings	18,208	(1,360)	16,848
Net earnings per share
Basic	$0.28	(0.02)	$0.26
Diluted	$0.27	(0.02)	$0.25

Consolidated Statement of Operations

for the Six Months Ended June 30, 2010

	As Previously Reported	Adjustments	As Restated
General and administrative expenses	$63,743	$5,797	$69,540
Depreciation and amortization	12,838	(576)	12,262
Impairment of intangibles	2,523	(1,027)	1,496
Earnings before income taxes	48,522	(4,194)	44,328
Provision for income taxes	19,004	(2,063)	16,941
Net earnings	29,518	(2,131)	27,387
Net earnings per share
Basic	$0.46	(0.03)	$0.43
Diluted	$0.46	(0.04)	$0.42

Consolidated Statement of Operations

for the Six Months Ended June 30, 2011

	As Previously Reported	Adjustments	As Restated
General and administrative expenses	$76,591	$5,071	$81,662
Depreciation and amortization	14,011	(420)	13,591
Earnings before income taxes	66,165	(4,651)	61,514
Provision for income taxes	26,321	(1,775)	24,546
Net earnings	39,844	(2,876)	36,968
Net earnings per share
Basic	$0.62	(0.05)	$0.57
Diluted	$0.60	(0.04)	$0.56

Consolidated Statement of Cash Flows

for the Six Months Ended June 30, 2010

	As Previously Reported	Adjustments	As Restated
Net income	$29,518	$(2,131)	$27,387
Adjustments to reconcile net earnings:
Depreciation and amortization	12,838	(576)	12,262
Impairment of intangibles	2,523	(1,027)	1,496
Deferred income taxes	5,207	(1,968)	3,239
Income tax accounts	4,609	(96)	4,513

Changes in operating assets and liabilities, net of acquisitions:
Contingent purchase liability	—	5,798	5,798

Consolidated Statement of Cash Flows

for the Six Months Ended June 30, 2011

	As Previously Reported	Adjustments	As Restated
Net income	$39,844	$(2,876)	$36,968
Adjustments to reconcile net earnings:
Depreciation and amortization	14,011	(420)	13,591
Deferred income taxes	7,954	(1,775)	6,179

Changes in operating assets and liabilities, net of acquisitions:
Contingent purchase liability	—	(2,119)	(2,119)
Net cash provided by operating activities	31,383	(7,190)	24,193

Cash paid for acquisitions, net	(7,515)	7,190	(325)
Net cash used in investing activities	(11,598)	7,190	(4,408)

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

Note 5. Acquisitions (Restated)

In March 2010, the Company completed the acquisitions of certain assets and related business operations of two emergency medical staffing businesses and clinics located in Virginia, Rhode Island and Florida. In August 2010, the Company completed the acquisition of certain assets and related business operations of an emergency medical staffing business located in Oklahoma and Kansas. In April 2011, the Company completed the acquisition of certain assets of a medical staffing group that provides emergency department staffing services to a hospital located in Alabama. The purchase price for these acquisitions was allocated in accordance with the provisions of ASC Topic 805, “Business Combinations” to net assets acquired, including goodwill of $32.2 million (all of which is tax deductible goodwill) and contract intangibles of approximately $22.2 million, based on management’s estimates.

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

The following table provides information on those assets and liabilities the Company currently measures at fair value on a recurring basis (in thousands):

	Carrying Amount In Consolidated Balance Sheet December 31, 2010	Fair Value December 31, 2010 (a)	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3
Investments of insurance subsidiary:
Money market funds	$1,931	$1,931	$1,931	$—	$—
U. S. Treasury securities	14,326	14,326	—	14,326	—
Municipal bonds	52,954	52,954	—	52,954	—
Agency notes	18,570	18,570	—	18,570	—

Total investments of insurance subsidiary	$87,781	$87,781	$1,931	$85,850	$—

Supplemental employee retirement plan investments:
Mutual funds	$12,522	$12,522	$—	$12,522	$—

Interest rate swap liability	$921	$921	$—	$921	$—

(a)	During 2010, the fair value of U.S Treasury securities, municipal bonds, agency notes and mutual funds were misclassified as Level 1. The prior period disclosure has been reclassified to reflect these investments of approximately $98.4 million, as Level 2 measurements.

	Carrying Amount In Consolidated Balance Sheet June 30, 2011	Fair Value June 30, 2011 (a)	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3
Investments of insurance subsidiary:
Money market funds	$3,308	$3,308	$3,308	$—	$—
U. S. Treasury securities	13,583	13,583	—	13,583	—
Municipal bonds	55,008	55,008	—	55,008	—
Agency notes	16,854	16,854	—	16,854	—

Total investments of insurance subsidiary	$88,753	$88,753	$3,308	$85,445	$—

Supplemental employee retirement plan investments:
Mutual funds	$14,194	$14,194	$—	$14,194	$—

(a)	During 2011, the fair value of U.S. Treasury securities, municipal bonds, agency notes and mutual funds were misclassified as Level 1. This disclosure has been reclassified to reflect these investments of approximately $99.6 million, as Level 2 measurements.

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

As of June 30, 2011, the investments related to the participant directed supplemental employee retirement plan totaled $14.2 million and are included in other assets in the accompanying consolidated balance sheet. The trading gains and losses on those investments for the six months ended on June 30, 2011 that were still held by the Company as of June 30, 2011 are as follows (in thousands):

Net gains and losses recognized during the six months ended June 30, 2011 on trading securities	$(61)
Less: net gains and losses recognized during the period on trading securities sold during the six months ended June 30, 2011	65

Unrealized gains and losses recognized on trading securities still held at June 30, 2011	$4

Note 10. Net Revenue

Net revenue for the three and six months ended June 30, 2010 and 2011 consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Fee-for-service revenue	$545,597	$646,912	$1,063,849	$1,250,645
Contract revenue	103,528	109,880	210,467	218,357
Other revenue	6,846	7,191	13,621	14,114

	$655,971	$763,983	$1,287,937	$1,483,116

Note 11. Goodwill and Other Intangible Assets (Restated)

The following is a rollforward of the Company’s goodwill (in thousands)

Balance at December 31, 2010	$174,439
Additions through acquisitions	325

Balance at June 30, 2011	$174,764

The following is a summary of intangible assets and related amortization as of December 31, 2010 and June 30, 2011 (in thousands):

	Gross Carrying Amount	Accumulated Amortization
As of December 31, 2010:
Contracts	$94,349	$34,155
Other	840	168

Total	$95,189	$34,323

As of June 30, 2011:
Contracts	$87,769	$34,767
Other	840	252

Total	$88,609	$35,019

Aggregate amortization expense:
For the six months ended June 30, 2011		$7,276

Estimated amortization expense:
For the remainder of the year ended December 31, 2011		$7,276
For the year ended December 31, 2012		14,120
For the year ended December 31, 2013		12,506
For the year ended December 31, 2014		10,571
For the year ended December 31, 2015		7,146

Note 12. Long-Term Debt

Long-term debt as of June 30, 2011 consisted of the following (in thousands):

Term A Loan Facility	$150,000
Term B Loan Facility	250,000
Revolving line of credit	—

400,000
Less current portion	(10,000)

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

Acquisition Payments (Restated)

As of June 30, 2011, the Company may have to pay up to $25.3 million in future contingent payments for acquisitions made prior to June 30, 2011. These payments will be made should the acquired operations achieve the financial targets or certain contract terms as agreed to in the respective acquisition agreements. The estimated contingent payments are being recognized as expense over the defined measurement period of each agreement. The contingent purchase expense recognized for three and six months ended June 30, 2010 and 2011 was $3.0 million, $2.5 million, $5.8 million and $5.1 million, respectively. During the six months ended June 30, 2011, $7.2 million of contingent consideration was paid. No payments were made in the corresponding period of 2010.

Note 16. Comprehensive Earnings (Restated)

The components of comprehensive earnings, net of related taxes, are as follows (in thousands):

	Three Months Ended June 30, Restated		Six Months Ended June 30, Restated
	2010	2011	2010	2011
Net earnings	$18,062	$16,848	$27,387	$36,968
Net change in fair market value of investments	592	783	505	580
Net change in fair market value of interest rate swap	820	—	1,091	562

Comprehensive earnings	$19,474	$17,631	$28,983	$38,110

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

The following table presents financial information for each reportable segment. Depreciation, amortization, management fee and other expenses separately identified in the consolidated statements of operations are included as a reduction to the operating earnings of each segment in each period below (in thousands):

	Three Months Ended June 30, Restated		Six Months Ended June 30, Restated
	2010	2011	2010	2011
Net Revenues less Provision for Uncollectibles:
Healthcare Services	$372,388	$424,137	$733,962	$833,589
Billing Services	3,138	3,100	6,030	6,142

	$375,526	$427,237	$739,992	$839,731

Operating Earnings:
Healthcare Services	$46,647	$50,172	$94,007	$101,523
Billing Services	898	955	1,526	1,508
General Corporate	(13,640)	(20,878)	(40,520)	(35,727)

	$33,905	$30,249	$55,013	$67,304

Reconciliation of Operating Earnings to Net Earnings:
Operating earnings	$33,905	$30,249	$55,013	$67,304
Interest expense, net	4,922	2,513	10,685	5,790
Provision for income taxes	10,921	10,888	16,941	24,546

Net earnings	$18,062	$16,848	$27,387	$36,968

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Restatement of Consolidated Financial Statements

We have restated our consolidated balance sheets as of December 31, 2010 and June 30, 2011, our consolidated statements of operations for the three and six months ended June 30, 2010 and 2011 and our statements of cash flows for the six months ended June 30, 2010 and 2011 to correct errors in the accounting for certain acquisitions that contain contingent consideration provisions and accounting for certain restricted equity awards. The impact of these restatements are discussed in Note 2 to the Consolidated Financial Statements included elsewhere in this Amendment. All information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations has been correspondingly corrected to give effect to such restatements.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	Restated		Restated
	2010	2011	2010	2011
	Restated		Restated
Net revenue less provision for uncollectibles	100.0%	100.0%	100.0%	100.0%
Professional service expenses	75.5	76.6	76.5	76.3
Professional liability costs	3.5	3.5	2.6	3.6
General and administrative expenses	9.6	9.6	9.4	9.7
Other expenses (income)	0.2	—	0.1	(0.1)
Depreciation and amortization	1.6	1.6	1.7	1.6
Interest expense, net	1.3	0.6	1.4	0.7
Transaction costs	0.1	0.2	0.1	0.1
Impairment of intangibles	0.4	—	0.2	—
Loss on extinguishment and refinancing of debt	—	1.4	2.0	0.7

Earnings before income taxes	7.7	6.5	6.0	7.3
Provision for income taxes	2.9	2.5	2.3	2.9

Net earnings	4.8%	3.9%	3.7%	4.4%

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

General and Administrative Expenses. General and administrative expenses increased $5.0 million, or 13.8%, to $40.9 million for the three months ended June 30, 2011 from $35.9 million in the three months ended June 30, 2010. General and administrative expenses included contingent purchase expense of $2.4 million for the three months ended June 30, 2011 and $3.0 million for the three months ended June 30, 2010. Excluding the contingent purchase expense, general and administrative expense increased $5.5 million or 16.7%, to $38.5 million for the three months ended June 30, 2011 from $32.9 million in the three months ended June 30, 2010. The increase in general and administrative expenses is due primarily to inflationary growth in salaries as well as the impact of recent acquisitions, including development of infrastructure to support growth in these operations, increases in performance-based incentive plan costs and additional investments in marketing and sales development functions. Total general and administrative expenses as a percentage of net revenue less provision for uncollectibles were 9.6% in 2011 compared to 9.6% in 2010, and were 9.0% in 2011 compared to 8.8% in 2010 excluding contingent purchase expense.

Other (Income) Expenses, net. In the three months ended June 30, 2011, we recognized other income of $0.1 million primarily related to the change in the fair value of assets related to our non-qualified deferred compensation plan compared to expenses of $0.8 million for the same period in 2010.

Depreciation and Amortization. Depreciation and amortization expense was $6.9 million in the three months ended June 30, 2011 compared to $6.1 million for the three months ended June 30, 2010. The increase of $0.8 million was primarily due to higher amortization expense related to our acquisitions in 2010 and higher depreciation expense related to growth in capital expenditures.

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

Impairment of Intangibles. In 2010, we recorded an impairment loss of $1.5 million related to a contract intangible associated with a contractual relationship acquired in prior years whose term was less than initially estimated.

Loss on Refinancing of Debt. In 2011, we recognized a loss of $6.0 million in connection with the refinancing of the term loan facility of $402.7 million. The loss consists of the write-off of previously deferred financing costs as well as certain fees and expenses associated with the refinancing.

Earnings before Income Taxes. Earnings before income taxes in the three months ended June 30, 2011 were $27.7 million compared to $29.0 million in the three months ended June 30, 2010.

Provision for Income Taxes. The provision for income taxes was $10.9 million in the three months ended June 30, 2011 compared to $10.9 million in the three months ended June 30, 2010.

Net Earnings. Net earnings were $16.8 million in the three months ended June 30, 2011 compared to $18.1 million in the three months ended June 30, 2010.

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

General and Administrative Expenses. General and administrative expenses increased $12.1 million, or 17.4%, to $81.7 million for the six months ended June 30, 2011 from $69.5 million in six months ended June 30, 2010. General and administrative expenses included contingent purchase expense of $5.1 million in the six months ended June 30, 2011 and $5.8 million in the six months ended June 30, 2010. Excluding the contingent purchase expense, general and administrative expenses increased $12.8 million or 20.2%, to $76.6 million for the six months ended June 30, 2011 from $63.7 million in the six months ended June 30, 2010. The increase in general and administrative expense is due primarily to the impact of recent acquisitions, including the development of infrastructure to support growth in these operations, increases in performance-based incentive plan costs, and additional investments in marketing and sales development functions. Total general and administrative expenses as a percentage of net revenue less provision for uncollectibles were 9.7% in 2011 compared to 9.4% in 2010 and were 9.1% in 2011 compared to 8.6% in 2010 excluding contingent purchase expense.

Other (Income) Expenses, net. In the six months ended June 30, 2011, we recognized other income of $0.7 million primarily related to the change in the fair value of assets related to our non-qualified deferred compensation plan compared to expenses of $0.7 million for the same period in 2010.

Depreciation and Amortization. Depreciation and amortization expense was $13.6 million in the six months ended June 30, 2011 compared to $12.3 million for the six months ended June 30, 2010. The increase of $1.3 million was primarily due to higher amortization expense related to our acquisitions in 2010 and higher depreciation expense related to growth in capital expenditures.

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

Impairment of Intangibles. In the six months ended June 30, 2010, we recorded an impairment loss of $1.5 million related to a contract intangible associated with a contractual relationship acquired in prior years whose term was less than initially estimated.

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

Earnings before Income Taxes. Earnings before income taxes in the six months ended June 30, 2011 were $61.5 million compared to $44.3 million in the six months ended June 30, 2010.

Provision for Income Taxes. The provision for income taxes was $24.5 million in the six months ended June 30, 2011 compared to $16.9 million in the corresponding period in 2010.

Net Earnings. Net earnings were $37.0 million in the six months ended June 30, 2011 compared to $27.4 million in the six months ended June 30, 2010.

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

Cash provided by operating activities in the six months ended June 30, 2011 was $24.2 million compared to $14.5 million in the corresponding period in 2010. Included in cash provided by operations are contingent payments associated with purchase transactions of $7.2 million in 2011 and $0 in 2010. The $9.7 million increase in operating cash flow was principally the result of improved profitability in 2011, the absence of cash costs of $13.8 million associated with the 11.25% Senior Subordinated Note redemption in 2010, and an improvement in the level of funding of current liabilities, including prior year incentive plan liabilities, and reduced interest payments during the six months ended June 30, 2011 compared to the same period in 2010, offset by an increase in net cash paid for contingent acquisition payments of $7.2 million and tax payments. Cash used in investing activities in the six months ended June 30, 2011 was $4.4 million compared to $14.1 million in the same period of 2010. The $9.7 million decrease in cash used in investing activities was principally due to a decrease in net purchases of investments between periods at the captive insurance subsidiary and a decrease in closing cash payments related to acquisitions that are reported as an investing use of cash. Cash used in financing activities in the six months ended June 30, 2011 was $1.2 million compared to $137.5 million in the six months ended June 30, 2010. The change in cash associated with financing activities was due to $9.9 million of proceeds from the exercise of stock options in 2011 compared to the $157.5 million payment made in connection with the redemption of our 11.25% Notes, partially offset by the $7.8 million of fees and expenses paid in connection with the refinancing in 2011 and the $21.8 million net proceeds received in connection with the exercise of the underwriters’ over-allotment option relating to our initial public offering during the six months ended June 30, 2010.

We spent $4.1 million in the first six months of 2011 and $3.9 million in the first six months of 2010 for capital expenditures. These expenditures were primarily for billing and information technology investments and related development projects along with projects in support of operational initiatives.

On June 29, 2011, we completed the financing of new senior credit facilities, consisting of a $175 million Five-Year Revolving Credit Facility, which was undrawn at closing, a $150 million Five-Year Term A Loan Facility and a $250 million Seven-Year Term B Loan Facility, with a syndicate of financial institutions. See note 12 of the notes to the consolidated financial statements. We used borrowings under the new credit facilities and existing cash, to repay the balance of $402.7 million outstanding on the outstanding term loan as well as $7.8 million of fees and expenses associated with the refinancing. As a result of these new borrowings, we expect our effective interest rate going forward to be higher compared to the rate under our previous debt structure.

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

We have historically been an acquirer of other physician staffing businesses and related interests. For the six months ended June 30, 2011, total cash used in acquisitions was $7.5 million, which consisted of $0.3 million of payments reported in investing cash flows and $7.2 million of contingent payments on prior year acquisitions reported as an operating cash flow. For the six months ended June 30, 2010, total cash used in acquisitions was $4.2 million, which consisted of $4.2 million of payments reported in investing cash flows and $0 of contingent payments reported as an operating cash flow. In April 2011, we acquired an emergency medical staffing group that provides staffing services to a hospital located in Alabama. Maximum future contingent payment obligations are approximately $25.3 million.

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

	Three Months Ended June 30, Restated		Six Months Ended June 30, Restated
	2010	2011	2010	2011
	(in thousands)
Net earnings	$18,062	$16,848	$27,387	$36,968
Interest expense, net	4,922	2,513	10,685	5,790
Provision for income taxes	10,921	10,888	16,941	24,546
Depreciation and amortization	6,135	6,902	12,262	13,591
Other expenses (income)(a)	777	(113)	716	(660)
Contingent payment expense(b)	2,995	2,454	5,798	5,071
Loss on extinguishment and refinancing of debt(c)	—	6,022	14,862	6,022
Impairment of intangibles	1,496	—	1,496	—
Transaction costs(d)	393	1,041	458	1,195
Stock based compensation expense(e)	406	782	610	1,388
Insurance subsidiary interest income	685	567	1,369	1,165
Professional liability loss reserve adjustments associated with prior years	—	—	(7,219)	—
Severance and other charges	83	135	95	927

Adjusted EBITDA*	$46,875	$48,039	$85,460	$96,003

(a)	Reflects gain or loss on sale of assets, realized gains on investments, and changes in fair value of investments associated with the Company’s non-qualified retirement plan.
(b)	Reflects expense recognized for estimated future contingent payments associated with acquisitions.
(c)	Reflects the loss on the redemption of a portion of the Company’s 11.25% Senior Subordinated Notes, including the write-off of unamortized deferred financing costs of $3,837 in 2010 and the write-off of deferred financing costs of $1,654 from the previous term loan as well as certain fees and expenses associated with the debt refinancing in 2011.
(d)	Reflects expenses associated with acquisition transaction fees.
(e)	Reflects costs related to options and restricted shares granted under the Team Health Holdings, Inc. 2009 Stock Incentive Plan.

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

Recently Issued Accounting Standards

See Note 4 of the notes to the consolidated financial statements for a discussion of recently issued accounting standards.

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

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired objectives. In connection with the Original Filing, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2011, our disclosure controls and procedures were effective at the reasonable assurance level.

In connection with the restatement described in Note 2 to our consolidated financial statements included in this Amendment, our Chief Executive Officer and Executive Vice President and Chief Financial Officer re-evaluated our disclosure controls and procedures and determined that there was a material weakness in our internal control over financial reporting as of June 30, 2011 solely due to the accounting for acquisitions that contain contingent consideration provisions as further described in Note 2 to our consolidated financial statements included elsewhere in this report. Solely as a result of this material weakness, our Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that as of June 30, 2011, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

In addition, unless the Congress and the President can agree to raise the statutory debt limit, the United States may be unable to pay its obligations, including treasury securities, as they become due. In light of that risk, each of Moody’s Investors Service, Standard & Poor’s Corp. and Fitch Ratings has publicly warned of the possibility of a downgrade to the United States’ credit rating. The failure to raise the debt limit (or an increase in the perceived risk that such a failure may occur and/or United States may not pay its debt obligations when due) could have a material adverse effect on the value and liquidity of financial assets, including assets in the investment portfolio of our captive insurance subsidiary. At June 30, 2011, the investment portfolio of our captive insurance subsidiary (described in note 9 of notes to consolidated financial statements included in this report) had a carrying value of $88.8 million, of which $30.4 million consisted of U.S. Treasury securities and agency notes and $55.0 million consisted of municipal bonds.

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

Item 6.	Exhibits

3.1	Certificate of Incorporation of Team Health Holdings, Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed on December 18, 2009: File No. 001-34583)

3.2	By-laws of Team Health Holdings, Inc. (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K, filed on December 18, 2009: File No. 001-34583)

10.1	First Amendment, dated August 1, 2011, to Amended and Restated Employment Agreement dated November 25, 2009, between Team Health, Inc. and David P. Jones. (filed herewith)*

10.2	First Amendment, dated August 1, 2011, to Amended and Restated Employment Agreement dated November 25, 2009, between Team Health, Inc. and Heidi Solomon Allen. (filed herewith)*

10.3	First Amendment, dated August 1, 2011, to Amended and Restated Employment Agreement dated November 23, 2005, between Team Health, Inc. and H. Lynn Massingale, M.D.

31.1	Certification by Greg Roth for Team Health Holdings, Inc. dated November 1, 2011 as required by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification by David Jones for Team Health Holdings, Inc. dated November 1, 2011 as required by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Certification by Greg Roth for Team Health Holdings, Inc. dated November 1, 2011 as required by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.2	Certification by David Jones for Team Health Holdings, Inc. dated November 1, 2011 as required by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

101	The following financial information from the Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (ii) Consolidated Statement of Operations for the three months and six months ended June 30, 2011 and 2010, (iii) Consolidated Statement of Cash Flows for the six months ended June 30, 2011 and 2010, and (iv) Notes to Consolidated Financial Statements.†

*	Management contracts or compensatory plans or arrangements
†	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.

TEAM HEALTH HOLDINGS, INC.

November 1, 2011	/S/ GREG ROTH
Greg Roth Chief Executive Officer

November 1, 2011	/S/ DAVID P. JONES
David P. Jones Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

3.1	Certificate of Incorporation of Team Health Holdings, Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed on December 18, 2009: File No. 001-34583)

3.2	By-laws of Team Health Holdings, Inc. (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K, filed on December 18, 2009: File No. 001-34583)

10.1	First Amendment, dated August 1, 2011, to Amended and Restated Employment Agreement dated November 25, 2009, between Team Health, Inc. and David P. Jones.

10.2	First Amendment, dated August 1, 2011, to Amended and Restated Employment Agreement dated November 25, 2009, between Team Health, Inc. and Heidi Solomon Allen.

10.3	First Amendment, dated August 1, 2011, to Amended and Restated Employment Agreement dated November 23, 2005, between Team Health, Inc. and H. Lynn Massingale, M.D.

31.1	Certification by Greg Roth for Team Health Holdings, Inc. dated November 1, 2011 as required by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification by David Jones for Team Health Holdings, Inc. dated November 1, 2011 as required by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Certification by Greg Roth for Team Health Holdings, Inc. dated November 1, 2011 as required by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.2	Certification by David Jones for Team Health Holdings, Inc. dated November 1, 2011 as required by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

101	The following financial information from the Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (ii) Consolidated Statement of Operations for the three months and six months ended June 30, 2011 and 2010, (iii) Consolidated Statement of Cash Flows for the three months and six months ended June 30, 2011 and 2010, and (iv) Notes to Consolidated Financial Statements.†

†	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.