Form 10-Q
period 2011-09-30
TEAM HEALTH HOLDINGS INC.
filed 2011-11-07
CIK 1082754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2011

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

As of November 1, 2011, there were outstanding 65,513,074 shares of common stock of Team Health Holdings, Inc., with a par value of $.01.

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical facts and that reflect the current view of Team Health Holdings, Inc. (the “Company”) about future events and financial performance are hereby identified as “forward looking statements.” Some of these statements can be identified by terms and phrases such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “could,” “should,” “may,” “plan,” “project,” “predict” and similar expressions. The Company cautions readers of this Form 10-Q that such “forward looking statements”, including without limitation, those relating to the Company’s future business prospects, revenue, working capital, professional liability expense, liquidity, capital needs, interest costs and income, wherever they occur in this Form 10-Q or in other statements attributable to the Company, are necessarily estimates reflecting the judgment of the Company’s senior management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the “forward looking statements”. Factors that could cause our actual results to differ materially from those expressed or implied in such forward-looking statements, include, but are not limited to:

•	the current U.S. and global economic conditions;

•	the current U.S. and state healthcare reform legislative initiatives;

•	the effect and interpretation of current or future government regulation of the healthcare industry, and our ability to comply with these regulations;

•	our exposure to billing investigations and audits by federal and state authorities, as well as non-governmental auditing contractors;

•	our exposure to professional liability lawsuits;

•	the adequacy of our insurance reserves;

•	our reliance on reimbursements by third-party payers, as well as payments by individuals;

•	change in rates or methods of government payments for our services;

•	the general level of emergency department patient volumes at our clients’ facilities;

•	our exposure to the financial risks associated with fee for service contracts;

•	our ability to timely or accurately bill for services;

•	our ability to timely enroll healthcare professionals in the Medicare program;

•	a reclassification of independent contractor physicians by tax authorities;

•	the concentration of a significant number of our programs in certain states, particularly Florida and Tennessee;

•	any loss of or failure to renew contracts within the Military Health System Program, which are subject to a competitive bidding process;

•	our exposure to litigation;

•	fluctuations in our quarterly operating results which could affect our ability to raise new capital for our business;

•	effect on our revenues if we experience a net loss of contracts;

•	our ability to accurately assess the costs we will incur under new contracts;

•	our ability to find suitable acquisition candidates or successfully integrate completed acquisitions;

•	our ability to implement our business strategy and manage our growth effectively;

•	our future capital needs and ability to raise capital when needed;

•	our ability to successfully recruit and retain qualified healthcare professionals;

•	enforceability of our non-competition and non-solicitation contractual arrangements with some affiliated physicians and professional corporations;

•	the high level of competition in our industry;

•	our dependence on numerous complex information systems and our ability to maintain these systems or implement new systems;

•	our ability to protect our proprietary technology and services;

•	our loss of key personnel and/or ability to attract and retain highly qualified personnel;

•	our ability to comply with federal or state anti-kickback laws;

•	changes in existing laws or regulations, adverse judicial or administrative interpretations of these laws and regulations or enactment of new legislation;

•	changes in accounting standards, rules and interpretations or inaccurate estimates or assumptions in the application of accounting policies and the impact on our financial statements;

•	our exposure to a loss of contracts with our physicians or termination of relationships with our affiliated professional corporations in order to comply with antitrust laws;

•	our substantial indebtedness and ability to incur substantially more debt;

•	our ability to generate sufficient cash to service our debt;

•	restrictive covenants in our debt agreements which may restrict our ability to pursue our business strategies and our ability to comply with them; and

•	the interests of our sponsor may be in conflict with your interests.

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

TEAM HEALTH HOLDINGS, INC.

QUARTERLY REPORT FOR THE THREE AND NINE MONTHS

ENDED SEPTEMBER 30, 2011

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

TEAM HEALTH HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2010	September 30, 2011
	(Unaudited) (In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$30,337	$9,014
Accounts receivable, less allowance for uncollectibles of $194,833 and $263,784 in 2010 and 2011, respectively	241,238	299,642
Prepaid expenses and other current assets	21,211	27,805
Receivables under insured programs	15,492	13,859
Income tax receivable	2,179	2,107

Total current assets	310,457	352,427
Investments of insurance subsidiary	87,781	92,544
Property and equipment, net	35,159	31,783
Other intangibles, net	60,866	108,026
Goodwill	174,439	233,480
Deferred income taxes	45,791	39,332
Receivables under insured programs	28,639	35,812
Other	38,706	39,887

	$781,838	$933,291

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$18,556	$15,388
Accrued compensation and physician payable	131,043	142,704
Other accrued liabilities	106,824	101,943
Current maturities of long-term debt	4,250	69,500
Deferred income taxes	38,438	41,037

Total current liabilities	299,111	370,572
Long-term debt, less current maturities	399,500	387,500
Other non-current liabilities	151,980	174,690
Shareholders’ equity (deficit):
Common stock, ($0.01 par value; 100,000 shares authorized, 64,489 and 65,445 shares issued and outstanding at December 31, 2010 and September 30, 2011, respectively)	645	654
Additional paid-in capital	522,992	537,955
Accumulated deficit	(593,295)	(541,076)
Accumulated other comprehensive gain	905	2,996

Shareholders’ equity (deficit)	(68,753)	529

	$781,838	$933,291

See accompanying notes to consolidated financial statements.

TEAM HEALTH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,
	Restated 2010	2011
	(Unaudited)
	(In thousands, except per share data)
Net revenue	$690,648	$811,927
Provision for uncollectibles	304,814	368,364

Net revenue less provision for uncollectibles	385,834	443,563
Cost of services rendered (exclusive of depreciation and amortization shown separately below)
Professional service expenses	298,937	345,037
Professional liability costs	13,967	19,635
General and administrative expenses (includes contingent purchase compensation expense of $3,620 and $2,730 in 2010 and 2011, respectively)	36,994	40,210
Other (income) expenses	(1,154)	1,878
Depreciation and amortization	6,701	7,213
Interest expense, net	5,252	3,410
Transaction costs	265	1,458

Earnings before income taxes	24,872	24,722
Provision for income taxes	9,427	9,472

Net earnings	$15,445	$15,250

Net earnings per share
Basic	$0.24	$0.23
Diluted	$0.24	$0.23
Weighted average shares outstanding
Basic	64,193	65,302
Diluted	64,496	66,791

See accompanying notes to consolidated financial statements.

TEAM HEALTH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended September 30,
	Restated 2010	2011
	(Unaudited)
	(In thousands, except per share data)
Net revenue	$1,978,586	$2,295,043
Provision for uncollectibles	852,760	1,011,750

Net revenue less provision for uncollectibles	1,125,826	1,283,293
Cost of services rendered (exclusive of depreciation and amortization shown separately below)
Professional service expenses	865,362	985,770
Professional liability costs	33,187	49,518
General and administrative expenses (includes contingent purchase compensation expense of $9,418 and $7,800 in 2010 and 2011, respectively)	106,535	121,871
Other (income) expenses	(437)	1,218
Depreciation and amortization	18,962	20,803
Interest expense, net	15,936	9,200
Transaction costs	723	2,653
Impairment of intangibles	1,496	—
Loss on extinguishment and refinancing of debt	14,862	6,022

Earnings before income taxes	69,200	86,238
Provision for income taxes	26,368	34,018

Net earnings	$42,832	$52,220

Net earnings per share
Basic	$0.67	$0.80
Diluted	$0.66	$0.79
Weighted average shares outstanding
Basic	64,113	64,912
Diluted	64,584	66,404

See accompanying notes to consolidated financial statements.

TEAM HEALTH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	Restated 2010	2011
	(Unaudited)
	(In thousands)
Operating Activities
Net earnings	$42,832	$52,220
Adjustments to reconcile net earnings:
Depreciation and amortization	18,962	20,803
Amortization of deferred financing costs	1,522	1,114
Employee equity-based compensation expense	1,342	2,706
Provision for uncollectibles	852,760	1,011,750
Impairment of intangibles	1,496	—
Deferred income taxes	2,670	7,876
Loss on extinguishment and refinancing of debt	3,837	1,654
Loss on disposal of equipment	23	252
Equity in joint venture income	(1,882)	(2,231)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(869,721)	(1,055,228)
Prepaids and other assets	(11,056)	(401)
Income tax accounts	5,433	(64)
Accounts payable	(1,736)	(3,328)
Accrued compensation and physician payable	(675)	8,920
Other accrued liabilities	(547)	3,873
Contingent purchase liabilities	8,566	(4,214)
Professional liability reserves	5,610	9,442

Net cash provided by operating activities	59,436	55,144

Investing Activities
Purchases of property and equipment	(7,273)	(6,052)
Sale of property and equipment	—	90
Cash paid for acquisitions, net	(51,706)	(125,828)
Purchases of investments by insurance subsidiary	(51,925)	(61,718)
Proceeds from investments by insurance subsidiary	44,143	59,308
Other investing activities	5	—

Net cash used in investing activities	(66,756)	(134,200)

Financing Activities
Payments on notes payable	(3,187)	(406,250)
Proceeds from notes payable	—	400,000
Payments on 11.25% senior subordinated notes	(157,502)	—
Proceeds from revolving credit facility	109,800	114,500
Payments on revolving credit facility	(109,800)	(55,000)
Payments of financing costs	—	(7,783)
Proceeds from sale of common shares	21,762	—
Proceeds from the issuance of common stock under stock purchase plans	—	872
Proceeds from exercise of stock options	561	11,885
Stock issuance costs	—	(491)

Net cash (used in) provided by financing activities	(138,366)	57,733

Net decrease in cash	(145,686)	(21,323)
Cash and cash equivalents, beginning of period	170,331	30,337

Cash and cash equivalents, end of period	$24,645	$9,014

Interest paid	$16,896	$10,634

Taxes paid	$18,312	$25,910

See accompanying notes to consolidated financial statements.

TEAM HEALTH HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Organization and Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Team Health Holdings, Inc. (“the Company”) and its wholly owned subsidiaries and affiliated medical groups and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items) necessary for a fair presentation of results for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. The consolidated balance sheet of the Company at December 31, 2010 has been derived from the audited financial statements at that date, but does not include all of the information and disclosures required by GAAP for complete financial statements. These financial statements and the notes thereto should be read in conjunction with the December 31, 2010 audited consolidated financial statements and the notes thereto included in our annual report on Form 10-K for fiscal year 2010 filed with the SEC.

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements and notes. Actual results could differ from those estimates.

Note 2. Restatement of Consolidated Financial Statements

The Company has restated its consolidated statements of operations for the three and nine months ended September 30, 2010 and its consolidated statement of cash flows for the nine months ended September 30, 2010 to correct errors in the accounting for certain acquisitions that contain contingent provisions. Historically the Company has recorded all contingent consideration arising from acquisitions as additional purchase consideration; however, in accordance with Accounting Codification Standard Topic 805 “Business Combinations” (“ASC 805”), the proper accounting treatment for any contingent consideration that has a continuing employment requirement for the seller is to recognize such consideration as compensation expense ratably over the applicable measurement period.

The impact of the correction on the affected line items of the Company’s consolidated statements of operations for the three and nine months ended September 30, 2010 and the statement of cash flows for the nine months ended September 30, 2010 is set forth below (in thousands):

Consolidated Statements of Operations

For the Three Months Ended September 30, 2010

	As Previously Reported	Adjustments	As Restated
General and administrative expenses	$33,374	$3,620	36,994
Depreciation and amortization	6,927	(226)	6,701
Earnings before income taxes	28,266	(3,394)	24,872
Provision for income taxes	10,712	(1,285)	9,427
Net earnings	17,554	(2,109)	15,445
Net earnings per share
Basic	$0.27	$(0.03)	$0.24
Diluted	$0.27	$(0.03)	$0.24

Consolidated Statements of Operations

For the Nine Months Ended September 30, 2010

	As Previously Reported	Adjustments	As Restated
General and administrative expenses	$97,117	$9,418	$106,535
Depreciation and amortization	19,765	(803)	18,962
Impairment of intangibles	2,523	(1,027)	1,496
Earnings before income taxes	76,788	(7,588)	69,200
Provision for income taxes	29,716	(3,348)	26,368
Net earnings	47,072	(4,240)	42,832
Net earnings per share
Basic	$0.73	$(0.06)	$0.67
Diluted	$0.73	$(0.07)	$0.66

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2010

	As Previously Reported	Adjustments	As Restated
Net income	$47,072	$(4,240)	$42,832
Adjustments to reconcile net earnings
Depreciation and amortization	19,765	(803)	18,962
Impairment of intangibles	2,523	(1,027)	1,496
Deferred income taxes	5,919	(3,249)	2,670
Changes in operating assets and liabilities, net of acquisitions
Income tax accounts	5,531	(98)	5,433
Contingent purchase liability	—	8,566	8,566
Net cash provided by operating activities	60,287	(851)	59,436
Cash paid for acquisitions, net	(52,557)	851	(51,706)
Net cash used in investing activities	(67,607)	851	(66,756)

Note 3. Secondary Offering

The Company completed a secondary offering of common stock in March of 2011. The 8,830,000 secondary shares in aggregate were sold by the Company’s principal shareholder, Ensemble Parent LLC, an investment fund affiliated with The Blackstone Group L. P. and the Company’s chief financial officer. The Company did not receive any proceeds from the sale of shares in the offering.

Note 4. Recently Issued Accounting Standards

In December 2010, the Financial Accounting Standards Board (“ FASB”) issued Accounting Standards Update (“ASU”) 2010-28, “Intangible – Goodwill and Other (Topic 350): When to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts.” This update requires an entity to perform all steps in the test for a reporting unit whose carrying value is zero or negative if it is more likely than not (more than 50%) that a goodwill impairment exists based on qualitative factors, resulting in the elimination of an entity’s ability to assert that such a reporting unit’s goodwill is not impaired and additional testing is not necessary despite the existence of qualitative factors that indicate otherwise. These changes became effective for the Company beginning January 1, 2011. The adoption of this ASU did not have a material impact on the Company’s financial statements.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of supplementary pro forma information for business combinations.” This update changes the disclosure of pro forma information for business combinations. These changes clarify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. Also, the existing supplemental pro forma disclosure requirements were expanded to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. These changes which became effective for the Company beginning January 1, 2011 have not had an impact on the Company’s disclosures but may impact disclosures for future business combinations depending on acquisitions that are made in such periods.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” (“ASU 2011-04”). This guidance contains certain updates to the fair value measurement guidance as well as enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for “Level 3” measurements, including enhanced disclosure for: (1) the valuation processes used by the reporting entity; and (2) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any. The provisions of this update are effective for interim and annual periods beginning on or after December 15, 2011, with early adoption prohibited. The Company’s adoption of this standard is not expected to have a significant impact on the Company’s fair value measurements, financial condition, results of operations or cash flows.

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

In July 2011, the Emerging Issues Task Force (EITF) reached a final consensus on EITF Issue 09-H, “Healthcare Entities (Topic 954), Presentation and Disclosure of Net Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts” (EITF Issue 09-H). The consensus requires certain healthcare organizations to present their bad debt provision related to patient services revenue separately as contra-revenue on the face of the statement of operations. In addition, EITF Issue 09-H requires the following disclosures:

1)	A company’s policy for considering collectability in the timing and amount of revenue and bad debt recognized;

2)	The amount of revenue (i.e., less contractual discounts) recognized by major payor source;

3)	Quantitative and qualitative information about changes in the bad debt allowance, including judgments made and changes in estimates.

The provisions of this final consensus are effective for interim and annual periods ending after December 15, 2011. The Company anticipates that these requirements will not have a material impact on its financial statements and related disclosures.

In September 2011, the FASB issued ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350), Testing Goodwill for Impairment.” This update provides companies with the option to perform a qualitative assessment to determine whether it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. If, after assessing updated qualitative factors, a company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not have to perform the current two-step goodwill impairment test. The provisions of this update are effective for interim and annual impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted.

Note 5. Acquisitions

In April 2011, the Company completed the acquisition of certain assets of a medical staffing group that provides emergency department staffing services to a hospital located in Alabama. In September 2011, the Company completed the acquisitions of certain assets and related business operations of an anesthesia staffing business located in Colorado, an emergency medical staffing business located in Illinois and a medical staffing group located in Tennessee. These acquisitions have broadened the Company’s presence within these lines of business. The purchase price for these acquisitions was allocated in accordance with the provisions of ASC Topic 805, “Business Combinations” (ASC 805), based on management’s estimates, to net assets acquired, including goodwill of $59.0 million (all of which is tax deductible goodwill), intangible assets of $58.8 million and assumed working capital assets and liabilities consisting primarily of accounts receivable of $14.9 million. In addition, the agreements have a contingent consideration provision pursuant to which, if certain financial targets are achieved within a defined measurement period, then estimated future cash payments totaling $31.1 million could be made at the conclusion of the respective measurement periods. Because these payments are tied to continuing employment they will be, in accordance with ASC 805, recognized ratably over the measurement period as a component of general and administrative expense in the results of the Company’s operations. See further discussion of contingent payment obligations in Note 15.

The results of operations of the acquired businesses have been included in the Company’s consolidated financial statements beginning on the respective acquisition dates. Pro forma results of operations have not been presented because the effect of these acquisitions was not material, individually or in the aggregate, to our consolidated results of operations.

Note 6. Radiology Operations

During the fourth quarter of 2010, the Company completed a strategic review of its radiology operations, including past performance and future growth opportunities and based upon the review, concluded that the existing business model of providing teleradiology and radiology staffing services was not a viable long term strategy and could not consistently meet internal growth targets. As a result of this review, the Company made a decision to exit this non-core business line. This process was essentially completed during the first quarter of 2011 with the sale of the teleradiology business. For the nine months ended September 30, 2010 and 2011, the radiology division generated approximately $8.9 million and $5.8 million of net revenue less provision, respectively.

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

The following table provides information on those assets and liabilities the Company currently measures at fair value on a recurring basis as of December 31, 2010 and September 30, 2011 (in thousands):

	Carrying Amount In Consolidated Balance Sheet December 31, 2010	Fair Value December 31, 2010	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3
Investments of insurance subsidiary:
Money market funds	$1,931	$1,931	$1,931	$—	$—
U. S. Treasury securities	14,326	14,326	—	14,326	—
Municipal bonds	52,954	52,954	—	52,954	—
Agency notes	18,570	18,570	—	18,570	—

Total investments of insurance subsidiary	$87,781	$87,781	$1,931	$85,850	$—

Supplemental employee retirement plan investments:
Mutual funds	$12,522	$12,522	$—	$12,522	$—

Interest rate swap liability	$921	$921	$—	$921	$—

	Carrying Amount In Consolidated Balance Sheet September 30, 2011	Fair Value September 30, 2011	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3
Investments of insurance subsidiary:
Money market funds	$4,299	$4,299	$4,299	$—	$—
U. S. Treasury securities	14,450	14,450	—	14,450	—
Municipal bonds	56,346	56,346	—	56,346	—
Agency notes	17,449	17,449	—	17,449	—

Total investments of insurance subsidiary	$92,544	$92,544	$4,299	$88,245	$—

Supplemental employee retirement plan investments:
Mutual funds	$13,083	$13,083	$—	$13,083	$—

The fair values of the Company’s insurance subsidiary investments and the Company’s supplemental employee retirement investments are based on quoted prices. See Note 9 for more information regarding the Company’s investments.

Note 8. Financial Derivative Instruments

The Company may from time to time utilize derivative financial instruments to reduce interest rate risks. The Company does not hold or issue derivative financial instruments for trading purposes. As of December 31, 2010, the Company was a party to three separate forward interest rate swap agreements. These agreements which expired in the first quarter of 2011 were determined to be highly effective and qualified for hedge accounting; therefore, during the term of the agreements the changes in fair value of the interest rate swaps, net of tax, were recorded as a component of other comprehensive earnings. Following the expiration of these agreements, no asset or liability existed.

The following table presents the location of the liabilities associated with the Company’s interest rate swap agreements within the accompanying consolidated Balance Sheets (in thousands):

	Balance Sheet Location	Asset Derivatives		Liability Derivatives
		Fair Value at December 31, 2010	Fair Value at September 30, 2011	Fair Value at December 31, 2010	Fair Value at September 30, 2011
Derivatives designated as hedging:
Interest rate swap contracts	Other current liabilities	$—	$—	$921	$—

The following table presents the impact of the Company’s interest rate swap agreements and their location within the accompanying consolidated financial statements (in thousands):

	Amount of (Gain) Loss Recognized in Other Comprehensive Income on Derivative (Effective Portion)				Amount of (Gain) Loss Reclassified from Other Comprehensive Income into Income (Effective Portion)		Amount of (Gain) Loss Recognized in Income on Derivative (Ineffective Portion)
	Nine Months Ended September 30,				Nine Months Ended September 30,		Nine Months Ended September 30,
	2010		2011		2010	2011	2010	2011
Interest rate swap contracts	$(1,576	)(a)	$(562	)(a)	$—	$—	$—	$—

(a)	Amount is net of tax.

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

At December 31, 2010 and September 30, 2011, amortized cost basis and aggregate fair value of the Company’s available-for-sale securities by investment type were as follows (in thousands):

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2010
Money market funds	$1,931	$—	$—	$1,931
U. S. Treasury securities	14,226	151	(51)	14,326
Municipal bonds	50,957	2,225	(228)	52,954
Agency notes	18,415	214	(59)	18,570

	$85,529	$2,590	$(338)	$87,781

September 30, 2011
Money market funds	$4,299	$—	$—	$4,299
U. S. Treasury securities	13,550	900	—	14,450
Municipal bonds	52,770	3,606	(30)	56,346
Agency notes	17,318	150	(19)	17,449

	$87,937	$4,656	$(49)	$92,544

At December 31, 2010 and September 30, 2011, the amortized cost basis and aggregate fair value of the Company’s available-for-sale securities by contractual maturities were as follows (in thousands):

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2010
Due in less than one year	$15,867	$179	$(18)	$16,028
Due after one year through five years	29,045	691	(90)	29,646
Due after five years through ten years	40,617	1,720	(230)	42,107

Total	$85,529	$2,590	$(338)	$87,781

September 30, 2011
Due in less than one year	$15,395	$92	$(13)	$15,474
Due after one year through five years	37,942	1,628	(28)	39,542
Due after five years through ten years	34,600	2,936	(8)	37,528

Total	$87,937	$4,656	$(49)	$92,544

A summary of the Company’s temporarily impaired available-for-sale investment securities as of September 30, 2011 follows (in thousands):

	Impaired Less Than 12 Months		Impaired Over 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2011
Money market funds	$—	$—	$—	$—	$—	$—
U. S. Treasury securities	—	—	—	—	—	—
Municipal bonds	2,140	(11)	2,600	(19)	4,740	(30)
Agency notes	5,706	(19)	—	—	5,706	(19)

Total investment	$7,846	$(30)	$2,600	$(19)	$10,446	$(49)

The unrealized losses resulted from changes in market interest rates, not from changes in the probability of contractual cash flows. Because the Company has the ability and intent to hold the investments until a recovery of carrying value and full collection of the amounts due according to the contractual terms of the investments is expected, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2011.

During the nine months ended September 30, 2011, the Company recorded a gain on the sale of these investments of approximately $23,000.

As of September 30, 2011, the investments related to the participant directed supplemental employee retirement plan totaled $13.1 million and are included in other assets in the accompanying consolidated balance sheet. The trading gains and losses on those investments for the nine months ended on September 30, 2011 that were still held by the Company as of September 30, 2011 are as follows (in thousands):

Net gains and losses recognized during the nine months ended September 30, 2011 on trading securities	$(1,710)
Less: net gains and losses recognized during the period on trading securities sold during the nine months ended September 30, 2011	28

Unrealized gains and losses recognized on trading securities still held at September 30, 2011	$(1,682)

Note 10. Net Revenue

Net revenue for the three and nine months ended September 30, 2010 and 2011 consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Fee-for-service revenue	$578,248	$691,492	$1,642,097	$1,942,138
Contract revenue	104,950	112,925	315,417	331,282
Other revenue	7,450	7,510	21,072	21,623

	$690,648	$811,927	$1,978,586	$2,295,043

Note 11. Goodwill and Other Intangible Assets

The following is a rollforward of the Company’s goodwill (in thousands):

Balance, December 31, 2010	$174,439
Additions through acquisitions	59,041

Balance, September 30, 2011	$233,480

The following is a summary of intangible assets and related amortization as of December 31, 2010 and September 30, 2011 (in thousands):

	Gross Carrying Amount	Accumulated Amortization
As of December 31, 2010:
Contracts	$94,349	$34,155
Other	840	168

Total	$95,189	$34,323

As of September 30, 2011:
Contracts	$143,169	$39,055
Other	4,240	328

Total	$147,409	$39,383

Aggregate amortization expense:
For the nine months ended September 30, 2011		$11,639

Estimated amortization expense:
For the remainder of the year ended December 31, 2011		$6,117
For the year ended December 31, 2012		24,033
For the year ended December 31, 2013		22,420
For the year ended December 31, 2014		20,485
For the year ended December 31, 2015		17,059

Note 12. Long-Term Debt

Long-term debt as of September 30, 2011 consisted of the following (in thousands):

Term A Loan Facility	$148,125
Term B Loan Facility	249,375
Revolving line of credit	59,500

457,000
Less current portion	(69,500)

$387,500

On June 29, 2011, the Company entered into a new credit facility (the “New Credit Facility”), consisting of a $175 million Five-Year Revolving Credit Facility, a $150 million Five-Year Term A Loan Facility and a $250 million Seven-Year Term B Loan Facility, with a syndicate of financial institutions. The Company used borrowings under the New Credit Facility and existing cash to repay $402.7 million of its outstanding term loan as well as fees and expenses associated with the refinancing of $7.8 million of which $4.3 million was recognized as a loss on refinancing of debt in the statement of operations. In addition, the Company also recognized $1.7 million as a loss on refinancing of debt resulting from the write-off of previously recognized deferred financing costs.

The Term A Loan Facility matures on June 29, 2016. The Term B Loan Facility matures on June 29, 2018. The Revolving Credit Facility has a final maturity date of June 29, 2016. The maturity dates under the New Credit Facility are subject to extension with lender consent according to the terms of the agreement.

The interest rate on any outstanding revolving credit borrowings and term A loans, and the commitment fee applicable to undrawn revolving commitments, will be priced off a grid based upon the Borrower’s first lien net leverage ratio and will initially be LIBOR + 2.25% in the case of revolving credit borrowings and term A loans and 0.45% in the case of unused revolving commitments. The interest rate on the term B loan is LIBOR + 2.75%, subject to a 1% LIBOR floor. The interest rate at September 30, 2011 was 2.62% for amounts outstanding under the Term A Loan Facility and 3.75% for the Term B Loan Facility.

Borrowings of $59.5 million under the revolving line of credit were outstanding as of September 30, 2011, and the Company had $6.6 million of standby letters of credit outstanding against the revolving credit facility commitment. The interest rate is 4.5% for the amounts outstanding under the revolving credit facility as of September 30, 2011.

The new senior credit facility agreement contains both affirmative and negative covenants, including limitations on the Company’s ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire our capital stock, acquire the capital stock or assets of another business and pay dividends, and requires the Company to comply with a maximum first lien net leverage ratio, tested quarterly. At September 30, 2011, the Company was in compliance with all covenants under the new senior credit facility agreement. The New Credit Facility is secured by substantially all of the Company’s U. S. subsidiaries’ assets.

Aggregate annual maturities of long-term debt as of September 30, 2011 are as follows (in thousands):

2011	$69,500
2012	10,000
2013	13,750
2014	17,500
2015 and thereafter	346,250

The fair value of the Company’s debt is estimated using quoted market prices when available. When quoted market prices are not available, fair value is estimated based on current market interest rates for debt with similar maturities.

The fair value of the Company’s debt was $436.9 million, and the carrying value was $457.0 million, at September 30, 2011.

Note 13. Professional Liability Insurance

The Company’s professional liability loss reserves consisted of the following (in thousands):

	December 31, 2010	September 30, 2011
Estimated losses under self-insured programs	$150,306	$161,847
Estimated losses under commercial insurance programs	44,131	49,671

	194,437	211,518
Less estimated payable within one year	59,779	55,140

	$134,658	$156,378

The changes to the Company’s estimated losses under self-insured programs as of September 30, 2011 were as follows (in thousands):

Balance, December 31, 2010	$150,306
Reserves related to current period	28,233
Changes related to prior year reserves	5,346
Assumed liabilities	2,100
Payments for current period reserves	(956)
Payments for prior period reserves	(23,182)

Balance, September 30, 2011	$161,847

The Company provides for its estimated professional liability losses through a combination of self-insurance and commercial insurance programs. As of September 30, 2011, the insured loss limit under a policy provided by a commercial insurance carrier was $158.9 million. The policy, as amended, provides for an increase in the aggregate limit of coverage based upon certain premium funding levels. Losses in excess of the limit of coverage remain as a self-insured obligation of the Company. A portion of the professional liability loss risks being provided for through self-insurance (“claims-made” basis) are transferred to and funded into a captive insurance company. The accounts of the captive insurance company are fully consolidated with those of the other operations of the Company in the accompanying consolidated financial statements.

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

As of September 30, 2011, of the $161.8 million of estimated losses under self-insurance programs, approximately $77.4 million represents an estimate of IBNR claims and expenses and additional loss development, with the remaining $84.4 million representing specific case reserves. Of the existing case reserves as of September 30, 2011, $0.9 million represents case reserves that have been settled but not yet funded, and $83.5 million reflects unsettled case reserves.

The Company’s provisions for losses under its self-insurance components are estimated using the results of periodic actuarial studies. Such actuarial studies include numerous underlying estimates and assumptions, including assumptions as to future claim losses, the severity and frequency of such projected losses, loss development factors and others. The Company’s provisions for losses under its self-insured components are subject to subsequent adjustment should future actuarial projected results for such periods indicate projected losses greater or less than previously projected. The Company’s estimated loss reserves under such programs are discounted at approximately 3.3% and 1.92% at December 31, 2010 and September 30, 2011, respectively, which was the current ten year U.S. Treasury rate at each of those dates, which reflects the risk free interest rate over the expected period of claims payments.

The Company’s most recent actuarial valuation was completed in October 2011. During the third quarter of 2011, the Company recorded an unfavorable adjustment to prior year professional liability reserves of $5.3 million in response to a revaluation of the discounted carrying value of the prior year professional liability reserves due to the decline in the interest rate environment during the third quarter of 2011. During the first quarter of 2010, the Company realized a $7.2 million reduction in its reserves for professional liability losses associated with prior year loss estimates. Factors contributing to the favorable change in prior year loss estimates during the first quarter of 2010 included favorable loss development on historical periods between actuarial studies as well as favorable trends in the frequency and severity of claims reported compared to historical trends.

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

The following table summarizes the status of options under the 2009 Stock Plan as of September 30, 2011:

	Shares (in thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Life in Years
Outstanding at beginning of year	6,947	$13.80
Granted	1,479	21.61
Exercised	(887)	13.40
Expired or forfeited	(102)	13.45

Outstanding at end of period	7,437	$15.41	$15,226	8.6

Exercisable at end of period	4,611	$13.93	$11,466	8.2

Intrinsic value is the amount by which the stock price as of September 30, 2011 exceeds the exercise price of the options. As of September 30, 2011, the Company had approximately $16.4 million of unrecognized compensation expense, net of estimated forfeitures related to unvested options which will be recognized over the remaining requisite service period. Fair value of the options granted in 2011 was based on the grant date fair value as calculated by the Black-Sholes option pricing formula with the following weighted average assumptions: risk-free interest rate of 2.1%, implied volatility of 36.3% and an expected life of the options of 6.25 years. Forfeitures of employee equity-based awards have been historically immaterial to the Company.

The Company has outstanding 18,750 shares of restricted stock which were granted to certain board members during 2010. The issued shares vest annually over a three-year period from the initial grant date. The Company recorded restricted stock expense of $61,000 relating to these shares during the nine months ended September 30, 2011 and has $0.1 million of expense remaining to be recognized over the requisite service period for these awards.

The Company has outstanding 16,859 shares of restricted stock which were granted to certain board members during 2011. The issued shares vest annually over a three-year period from the initial grant date. The Company recorded restricted stock expense of $39,000 relating to these shares during the nine months ended September 30, 2011 and has $0.3 million of expense remaining to be recognized over the requisite service period for these awards.

A summary of changes in unvested shares of restricted stock for the nine months ended September 30, 2011 is as follows:

Shares (in thousands)
Outstanding at beginning of year	115
Granted	17
Vested	(36)
Forfeited and expired	—

Outstanding at September 30, 2011	96

Stock Purchase Plans

In May 2010, the Company’s Board of Directors adopted the 2010 Employee Stock Purchase Plan (“ESPP”) and the 2010 Nonqualified Stock Purchase Plan (“NQSPP”).

The ESPP provides for the issuance of up to 600,000 shares to our employees. All eligible employees are granted identical rights to purchase common stock in each Board authorized offering under the ESPP. Rights granted pursuant to any offering under the ESPP terminate immediately upon cessation of an employee’s employment for any reason. In general, an employee may reduce his or her contribution or withdraw from participation in an offering at any time during the purchase period for such offering. Employees receive a 5% discount on shares purchased under the ESPP. Rights granted under the plan are not transferable and may be exercised only by the person to whom such rights are granted. Offerings will occur every six months in October and April. As of September 30, 2011, contributions under the ESPP totaled $0.5 million. In October 2011, approximately 35,000 shares of the Company’s common stock were issued to plan participants.

The NQSPP provides for the issuance of up to 800,000 shares to our independent contractors. All eligible contractors are granted identical rights to purchase common stock in each Board authorized offering under the NQSPP. Rights granted pursuant to any offering under the NQSPP terminate immediately upon cessation of a contractor’s relationship with the Company for any reason. In general, a contractor may reduce his or her contribution or withdraw from participation in an offering at any time during the purchase period for such offering. Contractors receive a 5% discount on shares purchased under the NQSPP. Rights granted under the NQSPP are not transferable and may be exercised only by the person to whom such rights are granted. Offerings will occur every six months in October and April. As of September 30, 2011, contributions under the NQSPP totaled $0.4 million. In October 2011, approximately 24,000 shares of the Company’s common stock were issued to plan participants.

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

Acquisition Payments (Restated)

As of September 30, 2011, the Company estimates it may have to pay 45.8 million in future contingent payments for acquisitions made prior to September 30, 2011. The current estimate of future contingent payments could increase or decrease depending upon the actual performance of the acquisition over the respective measurement period. When contingent payments are tied to continuing employment, such amounts are recorded as compensation expense. These payments will be made should the acquired operations achieve the financial targets or certain contract terms as agreed to in the respective acquisition agreements. The estimated contingent payments are being recognized as expense over the defined measurement period of each agreement. The contingent purchase expense recognized for the three and nine months ended September 30, 2010, as restated, and 2011 was $3.6 million, and $2.7 million, respectively, and $9.4 million, and $7.8 million for the nine months ended September 30, 2010, as restated, and 2011, respectively. Total estimated future unrecognized contingent purchase expense is $34.8 million as of September 30, 2011.

Estimated contingent purchase compensation expense:
For the remainder of the year ended December 31, 2011	$5,610
For the year ended December 31, 2012	18,422
For the year ended December 31, 2013	10,800

$34,832

During the nine months ended September 30, 2011, $12.0 million of contingent consideration was paid. During the nine months ended September 30, 2010, $0.9 million of contingent consideration was paid.

Note 16. Comprehensive Earnings

The components of comprehensive earnings, net of related taxes, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	Restated 2010	2011	Restated 2010	2011
Net earnings	$15,445	$15,250	$42,832	$52,220
Net change in fair market value of investments	652	949	1,157	1,529
Net change in fair market value of interest rate swap	485	—	1,576	562

Comprehensive earnings	$16,582	$16,199	$45,565	$54,311

Note 17. Segment Reporting

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

The following table presents financial information for each reportable segment. Depreciation, amortization, management fee and other expenses separately identified in the consolidated statements of operations are included as a reduction to the operating earnings of each segment in each period below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	Restated 2010	2011	Restated 2010	2011
Net Revenues less Provision for Uncollectibles:
Healthcare Services	$382,504	$440,426	$1,116,467	$1,274,014
Billing Services	3,330	3,137	9,359	9,279

	$385,834	$443,563	$1,125,826	$1,283,293

Operating Earnings:
Healthcare Services	$42,579	$43,203	$136,526	$144,492
Billing Services	934	888	2,518	2,632
General Corporate	(13,389)	(15,959)	(53,908)	(51,686)

	$30,124	$28,132	$85,136	$95,438

Reconciliation of Operating Earnings to Net Earnings:
Operating earnings	$30,124	$28,132	$85,136	$95,438
Interest expense, net	5,252	3,410	15,936	9,200
Provision for income taxes	9,427	9,472	26,368	34,018

Net earnings	$15,445	$15,250	$42,832	$52,220

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Restatement of Consolidated Financial Statements

We have restated our consolidated balance sheet as of December 31, 2010, our consolidated statements of operations for the three and nine months ended September 30, 2010 and our statements of cash flows for the nine months ended September 30, 2010 to correct errors in the accounting for certain acquisitions that contain contingent consideration provisions. The impact of these restatements is discussed in Note 2 to the Consolidated Financial Statements included elsewhere in this report. All information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations has been correspondingly corrected to give effect to such restatements.

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

In November 2011, CMS released the final rule to update the 2012 MPFS. Included in the final rule are changes in reimbursement that are overall budget neutral, but redistribute payments between different medical specialties. We estimate that the final rule will reduce 2012 reimbursement rates to emergency medicine providers by 1.5% and will increase 2012 reimbursement rates to anesthesiologists by 1%. These estimated reimbursement changes exclude any potential reduction associated with SGR changes in 2012 currently estimated to be 27.4%.

We estimate the impact on our 2012 ED fee-for-service revenue to be a decline of of approximately $4.4 million.

Any future reductions in amounts paid by government programs for physician services or changes in methods or regulations governing payment amounts or practices could cause our revenues to decline and we may not be able to offset reduced operating margins through cost reductions, increased volume or otherwise.

Joint Select Committee on Deficit Reduction

The Joint Select Committee on Deficit Reduction is tasked with identifying savings of $1.5 trillion over a ten year period beginning in 2012. While a number of different proposals have been made by various parties with different impacts to companies and industries, if no agreement is reached, across the board spending reductions (i.e., “sequestration”) will be implemented effective beginning in 2013. If these reductions are implemented, based on the Budget Control Act of 2011, cuts to Medicare providers could be as much as 2%.

Military Healthcare Staffing

We are a provider of healthcare professionals serving patients eligible to receive care in military treatment facilities nationwide administered by the U.S. Department of Defense and beneficiaries of other government agencies in their respective clinical locations. Our revenues derived from military and government facility healthcare staffing totaled $71.3 million and $63.5 million for the nine months ended September 30, 2010 and 2011, respectively. These revenues are generated from contracts that are subject to a competitive bidding process which primarily takes place during the third quarter of each year. A portion of the contracts awarded during the third quarter of 2010 expired during 2011 and were subject to a competitive rebidding and award process. We were successful in retaining existing business or winning new bids following completion of the bidding process as of October 1, 2011, in the estimated annualized amount of $84.6 million. The estimated annualized amount of $84.6 million included $23.6 million awarded under one-year contracts.

In addition, the process of awarding military and government facility healthcare staffing contracts has shifted in recent years toward an increased bias to award certain contracts to qualified small and minority owned businesses. Although we participate in such small and minority owned business awards to the extent we can serve as a sub-contractor, our revenues from these arrangements are limited compared to an outright contract award, which has been a large contributing factor in the financial performance decline of the military staffing division. Approximately 32.3% and 38.1% of our military staffing revenue for each of the nine months ended September 30, 2010 and 2011, respectively, was derived through subcontracting agreements with small business prime contractors.

After reevaluation of proposals by the government, in June 2011, we were re-awarded the contract worth approximately $43.0 million in annualized revenue that had been under a stop work order previously disclosed. Based on another protest by the losing bidder subsequent to the contract re-award, the federal courts are reviewing the merits of their most recent protest. We believe we have provided a competitive bid to the government and are prepared to begin service upon resolution of this contract award in our favor.

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

There have been no changes to these critical accounting policies or their application during the nine months ended September 30, 2011.

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

A significant portion (85% of our net revenue in the nine months ended September 30, 2011 and 83% for the year ended December 31, 2010) resulted from fee-for-service patient visits. Fee-for-service revenue represents revenue earned under contracts in which we bill and collect the professional component of charges for medical services rendered by our contracted and employed physicians. Under the fee-for-service arrangements, we bill patients for services provided and receive payment from patients or their third-party payers. Fee-for-service revenue is reported net of contractual allowances and policy discounts. All services provided are expected to result in cash flows and are therefore reflected as net revenue in the financial statements. Fee-for-service revenue is recognized in the period in which the services are rendered to specific patients and reduced immediately for the estimated impact of contractual allowances in the case of those patients having third-party payer coverage. The recognition of net revenue (gross charges less contractual allowances) from such visits is dependent on such factors as proper completion of medical charts following a patient visit, the forwarding of such charts to one of our billing centers for medical coding and entering into our billing systems and the verification of each patient’s submission or representation at the time services are rendered as to the payer(s) responsible for payment of such services. Net revenue is recorded based on the information known at the time of entering of such information into our billing systems as well as an estimate of the net revenue associated with medical charts for a given service period that have not been processed yet into our billing systems. The above factors and estimates are subject to change. For example, patient payer information may change following an initial attempt to bill for services due to a change in payer status. Such changes in payer status have an impact on recorded net revenue due to different payers being subject to different contractual allowance amounts. Such changes in net revenue are recognized in the period that such changes in payer become known. Similarly, the actual volume of medical charts not processed into our billing systems may be different from the amounts estimated. Such differences in net revenue are adjusted in the following month based on actual chart volumes processed.

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

Net revenue less provision for uncollectibles for the three and nine months ended September 30, 2010 and 2011, respectively, consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Gross fee-for-service charges	$1,320,379	$1,608,000	$3,767,309	$4,593,300
Unbilled revenue	591	3,902	4,867	9,366
Less: Contractual adjustments	(742,722)	(920,410)	(2,130,079)	(2,660,528)

Fee-for-service revenue	578,248	691,492	1,642,097	1,942,138
Contract revenue	104,950	112,925	315,417	331,282
Other revenue	7,450	7,510	21,072	21,623

Net revenue	690,648	811,927	1,978,586	2,295,043
Provision for uncollectibles	(304,814)	(368,364)	(852,760)	(1,011,750)

Net revenue less provision for uncollectibles	$385,834	$443,563	$1,125,826	$1,283,293

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

The table below summarizes our approximate payer mix as a percentage of fee-for-service volume for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Payer:
Medicare	22.2%	23.3%	22.5%	23.0%
Medicaid	25.8	26.0	26.2	26.9
Commercial and managed care	27.3	26.4	27.7	26.7
Self pay	22.6	22.3	21.6	21.5
Other	2.1	2.0	2.0	1.9

Total	100.0%	100.0%	100.0%	100.0%

Estimated net revenue less provision for uncollectibles derived from the Medicare program was approximately 18% of total net revenue less provision for uncollectibles in the nine months ended September 30, 2011 and 17% in the nine months ended September 30, 2010. Estimated net revenue less provision for uncollectibles derived from the Medicaid program was approximately11% of total net revenue less provision for uncollectibles in the nine months ended September 30, 2011 and 10% in the nine months ended September 30, 2010. In addition, net revenues less provision for uncollectibles derived from within the Military Health System (“MHS”), which is the U.S. military’s dependent healthcare program and other government agencies, was approximately 5% in the nine months ended September 30, 2011 and 6% in the nine months ended September 30, 2010.

Accounts Receivable. As described above and below, we determine the estimated value of our accounts receivable based on estimated cash collection run rates of estimated future collections by contract for patient visits under our fee-for-service revenue. Accordingly, we are unable to report the payer mix composition on a dollar basis of our outstanding net accounts receivable. However, a 1% change in the estimated carrying value of our net fee-for-service patient accounts receivable before consideration of the allowance for uncollectible accounts at September 30, 2011 could have an after tax effect of approximately $2.9 million on our financial position and results of operations. Our days revenue outstanding at December 31, 2010 and September 30, 2011 were 56.9 days and 62.7 days, respectively. The number of days outstanding will fluctuate over time due to a number of factors. The increase in average days outstanding of approximately 5.8 days includes an increase of 8.5 days related to the increase in estimated value of fee-for-service accounts receivable and an increase of 1.2 days associated with an increase in estimated value of contract accounts receivable. Also contributing to the 5.8 days increase is 3.7 days associated with 2011 acquisitions. The increase was partially offset by a decrease of 7.6 days resulting from an increase in average revenue per day. The increase in average revenue per day is primarily attributed to an increase in gross charges and patient volumes, increased pricing with managed care plans and increases in average patient acuity levels. The increase of 8.5 days related to fee-for-service accounts receivable and the increase of 1.2 days associated with the increase of contract accounts receivable are primarily due to timing of cash collections and valuation adjustments recorded in the period. Our allowance for doubtful accounts totaled $263.8 million as of September 30, 2011.

Approximately 98% of our allowance for doubtful accounts is related to gross fees for fee-for-service patient visits. Our principal exposure for uncollectible fee-for-service visits is centered in self-pay patients and, to a lesser extent, for co-payments and deductibles from patients with insurance. While we do not specifically allocate the allowance for doubtful accounts to individual accounts or specific payer classifications, the portion of the allowance associated with fee-for-service charges as of September 30, 2011 was equal to approximately 92% of outstanding self-pay fee-for-service patient accounts.

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

Our commercial insurance policy for professional liability losses for the period March 12, 1999 through March 11, 2003 included insured limits applicable to such coverage in the period. Effective April 2006, we executed an agreement with the commercial insurance provider that issued the policy that ended March 11, 2003 to increase the existing $130.0 million aggregate limit of coverage. Under the terms of the agreement, we will make periodic premium payments to the commercial insurance company and the total aggregate limit of coverage under the policy will be increased by a portion of the premiums paid. We have committed to fund premiums such that the total aggregate limit of coverage under the program remains greater than the paid losses at any point in time. During fiscal year 2010, we funded a total of $2.0 million under this agreement. For the nine months ended September 30, 2011, we funded a total of $0.8 million and have agreed to fund additional payments which will be based upon the level of incurred losses relative to the aggregate limit of coverage at that time.

As of September 30, 2011, the current aggregate limit of coverage under this policy was $158.9 million and the estimated loss reserve for claim losses and expenses in excess of the current aggregate limit recorded by the Company was $5.3 million.

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

The underlying information that serves as the foundational basis for making our actuarial estimates of professional liability losses is our internal database of incurred professional liability losses. The Company has captured extensive professional liability loss data going back, in some cases, over twenty years, that is maintained and updated on an ongoing basis by our internal claims management personnel. Our database contains comprehensive incurred loss information for our existing operations as far back as fiscal 1997 (reflecting the initial timeframe in which we migrated to a consolidated professional liability program concurrent with the consummation of several significant acquisitions), and we also possess additional loss data that predates 1997 dates of occurrence for certain of our operations. Loss information reflects both paid and reserved losses incurred when we were covered by outside commercial insurance programs as well as paid and reserved losses incurred under our self-insurance program. Because of the comprehensive nature of the loss data and our comfort with the completeness and reliability of the loss data, this is the information that is used in the development of our actuarial loss estimates. We believe this database is one of the largest repositories of physician professional liability loss information available in our industry and provides us and our actuarial consultants with sufficient data to develop reasonable estimates of the ultimate losses under our self-insurance program. In addition to the estimated losses, as part of the actuarial process, we obtain revised payment pattern assumptions that are based upon our historical loss and related claims payment experience. Such payment patterns reflect estimated cash outflows for aggregate incurred losses by period based upon the occurrence date of the loss as well as the report date of the loss. Although variances have been observed in the actuarial estimate of ultimate losses by occurrence period between actuarial studies, the estimated payment patterns have shown much more limited variability. We use these payment patterns to develop our estimate of the discounted reserve amounts. The relative consistency of the payment pattern estimates provides us with a foundation in which to develop a reasonable estimate of the discount value of the professional liability reserves based upon the most current estimate of ultimate losses to be paid and the reasonable likelihood of the related cash flows over the payment period. As of December 31, 2010 and September 30, 2011, our estimated loss reserves were discounted at approximately 3.3% and 1.92%, respectively, which was the current ten year U.S. Treasury rate at each of those dates, and which reflects the risk free interest rate over the expected period of claims payments.

In establishing our initial reserves for a given loss period, management considers the results of the actuarial loss estimates for such periods as well as assumptions regarding loss retention levels and other program costs to be incurred. On a semi-annual basis, we will review our professional liability reserves considering not only the reserves and loss estimates associated with the current period but also the reserves established in prior periods based upon revised actuarial loss estimates. The actuarial estimation process employed utilizes a frequency severity simulation model to estimate the ultimate cost of claims for each loss period. The results of the simulation model are then validated by a comparison to the results from several different actuarial methods (paid loss development, incurred loss development, incurred Bornhuetter-Ferguson method, paid Bornhuetter-Ferguson method) for reasonableness. Each method contains assumptions regarding the underlying claims process. Actuarial loss estimates at various confidence levels capture the variability in the loss estimates for process risk but assume that the underlying model and assumptions are correct. Adjustments to professional liability loss reserves will be made as needed to reflect revised assumptions and emerging trends and data. Any adjustments to reserves are reflected in the current operations. Due to the size of our reserve for professional liability losses, even a small percentage adjustment to these estimates can have a material effect on the results of operations for the period in which the adjustment is made. Given the number of factors considered in establishing the reserves for professional liability losses, it is neither practical nor meaningful to isolate a particular assumption or parameter of the process and calculate the impact of changing that single item. The actuarial reports provide a variety of loss estimates based upon statistical confidence levels reflecting the inherent uncertainty of the medical professional liability claims environment in which we operate. Initial year loss estimates are generally recorded using the actuarial expected loss estimate, but aggregate professional liability loss reserves may be carried at amounts in excess of the expected loss estimates provided by the actuarial reports due to the relatively short time period in which the Company has provided for its losses on a self-insured basis and the expectation that we believe additional adjustments to prior year estimates may occur as our reporting history and loss portfolio matures. In addition, the Company is subject to the risk of claims in excess of insured limits as well as unlimited aggregate risk of loss in certain loss periods. As the Company’s self-insurance program continues to mature and additional stability is noted in the loss development trends in the initial years of the program, we expect to continue to review and evaluate the carried level of reserves and make adjustments as needed.

Based on the results of the actuarial study completed in April 2011, management determined no additional change was necessary in our consolidated reserves for professional liability losses as of March 31, 2011 related to prior year loss estimates.

The second semi-annual actuarial study was completed in October 2011. Based on these results, we recorded an increase in professional liability reserves associated with prior year loss estimates in the amount of $5.3 million in response to a revaluation of the discounted carrying value of the prior year professional liability reserves due to the decline in the interest rate environment during the third quarter of 2011. Of the total reserve increase, approximately $5.2 million was associated with loss estimates established in prior years for the self-insurance program covering the loss occurrence periods from March 12, 2003 through December 31, 2010. The remaining reserve increase of $0.1 million was associated with the estimated losses in excess of the aggregate limit of coverage under the commercial insurance program that ended March 12, 2003.

The following reflects the current reserves for professional liability costs as of September 30, 2011 (in millions) as well as the sensitivity of the reserve estimates at a 75% and 90% confidence level:

As reported	$161.8
At 75% confidence level	$173.8
At 90% confidence level	$188.8

It is not possible to quantify the amount of the change in our estimate of prior year losses by individual fiscal period due to the nature of the professional liability loss estimates that are provided to us on an occurrence period basis and the nature of the coverage that is obtained in the commercial insurance market which is generally underwritten on a claims made or report period basis. Even though we are self-insured for a significant portion of our risk, due to customer contracting requirements and state insurance regulations, we still, at times, must place coverage on a claims made or report period basis with commercial insurance carriers. When evaluating the appropriate carrying level of our self-insured professional liability reserves, management considers the current estimates of occurrence period loss estimates as well as how such loss estimates and related future claims will interact with previous or current commercial insurance programs when projecting future cash flows. However, the complexity that is associated with multiple occurrence periods interacting with multiple report periods that contain risks and related reserves retained by us, as well as transferred to commercial insurance carriers, makes it impossible to allocate the change in prior year loss estimates to individual occurrence periods. Instead, we evaluate the future expected cash flows for all historical loss periods in the aggregate and compare such estimates to the current carrying value of our professional liability reserves. This process provides the basis for us to conclude that our reserves for professional liability losses are reasonable and properly stated. Management considers the results of actuarial studies when estimating the appropriate level of professional liability reserves and no adjustments to prior year loss estimates were made in periods where updated actuarial loss estimates were not available. The April 2011 and October 2011 actuarial reports did not reflect a significant change, at various confidence levels, in the estimated ultimate undiscounted losses by occurrence period for the self-insured loss period from March 12, 2003 through December 31, 2010 or our exposure in excess of the aggregate limit of coverage in place on the commercial insurance program that ended March 12, 2003. The increase in the reserves for third quarter 2011 was in response to a revaluation of the discounted carrying value of the prior year professional liability reserves due to the decline in the interest rate environment during the third quarter of 2011.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	Restated 2010	2011	Restated 2010	2011
Net revenue less provision for uncollectibles	100.0%	100.0%	100.0%	100.0%
Professional service expenses	77.5	77.8	76.9	76.8
Professional liability costs	3.6	4.4	2.9	3.9
General and administrative expenses	9.6	9.1	9.5	9.5
Other expenses (income)	(0.3)	0.4	—	0.1
Depreciation and amortization	1.7	1.6	1.7	1.6
Interest expense, net	1.4	0.8	1.4	0.7
Transaction costs	0.1	0.3	0.1	0.2
Impairment of intangibles	—	—	0.1	—
Loss on extinguishment and refinancing of debt	—	—	1.3	0.5

Earnings before income taxes	6.4	5.6	6.1	6.7
Provision for income taxes	2.4	2.1	2.3	2.6

Net earnings	4.0%	3.5%	3.8%	4.1%

Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

Net Revenue. Net revenue in the three months ended September 30, 2011 increased $121.3 million, or 17.6%, to $811.9 million from $690.6 million in the three months ended September 30, 2010. The increase in net revenue resulted primarily from increases in fee-for-service revenue of $113.2 million, contract revenue of $8.0 million and other revenue of $0.1 million. In the three months ended September 30, 2011, fee-for-service revenue was 85.2% of net revenue compared to 83.7% in the same period of 2010, contract revenue was 13.9% of net revenue in 2011 compared to 15.2% in 2010 and other revenue was 0.9% in 2011 compared to 1.1% in 2010. The increase in fee-for-service revenue was primarily a result of a 9.7% increase in total fee-for-service visits and procedures and, to a lesser extent, an increase in estimated collections per visit and procedure. Estimated collections per visit increased due to annual increases in gross charges, managed care pricing improvements, increases in average patient acuity levels, and ongoing improvements in revenue cycle processes. The increase in contract revenue was due primarily to the impact of new and acquired contracts.

Provision for Uncollectibles. The provision for uncollectibles increased $63.6 million, or 20.8%, to $368.4 million in the three months ended September 30, 2011 from $304.8 million in the corresponding period in 2010. The provision for uncollectibles as a percentage of net revenue was 45.4% in the three months ended September 30, 2011 compared with 44.1% in the corresponding period of 2010. The provision for uncollectibles is primarily related to revenue generated under fee-for-service contracts that is not expected to be fully collected. The period over period increase in the provision for uncollectibles is due primarily to annual increases in gross fee schedules and increases in patient volumes and procedures. Changes in payer mix, particularly the level of self pay fee-for-service visits, also have an impact on the provision for uncollectibles. For the three months ended September 30, 2011, self pay fee-for-service visits were approximately 22.3% of the total fee-for-service visits compared to approximately 22.6% in the same period of 2010.

Net Revenue Less Provision for Uncollectibles. Net revenue less provision for uncollectibles in the three months ended September 30, 2011 increased $57.7 million, or 15.0%, to $443.6 million from $385.8 million in the three months ended September 30, 2010. Same contract revenue (excluding the military division) contributed 4.9% of the growth. Same contract revenue associated with the military division reduced growth by 0.4%. Acquisitions contributed 2.9% of the growth in net revenue less provision for uncollectibles between quarters. New contracts, net of terminations, contributed 7.5% of the growth. Overall, the military division increased quarter-over-quarter revenue growth by 0.5% while all other areas contributed a 14.4% increase in net revenue less provision.

Total same contract revenue less provision for uncollectibles, which consists of contracts under management in both periods, increased $17.5 million, or 5.0%, to $369.7 million in the three months ended September 30, 2011 compared to $352.1 million in the three months ended September 30, 2010. In the third quarter of 2011, same contract revenue less provision for uncollectibles benefited from an increase in fee-for-service volume of 1.1% which resulted in growth of 0.8%. Also contributing to the increase in same contract revenue growth between quarters were increases in estimated collections on fee-for-service visits in the amount of 6.3% which contributed approximately 4.6% of same contract growth between quarters. The increase in the estimated collections per visit is attributable to annual increases in gross charges, managed care pricing improvements, increases in average patient acuity levels and ongoing improvements in revenue cycle processes, partially offset by changes in payer mix between periods. These increases were partially offset by declines in contract revenue and other, primarily associated with our military operations which constrained same contract revenue growth by 0.4%. Acquisitions contributed $11.1 million of growth between quarters and net new contract revenue increased $29.1 million between quarters. We typically gain new contracts by replacing competitors at hospitals that currently outsource such services, obtaining new contracts from facilities that do not currently outsource and responding to contracting opportunities within the military healthcare system. Factors influencing new contracting opportunities include the depth and breadth of our service offerings, our reputation and experience, our ability to recruit and retain qualified clinicians, and pricing considerations when a subsidy or contract payment is required. Contracts are typically terminated due to economic considerations, a change in hospital administration or ownership, dissatisfaction with our service offerings or, primarily relating to our military staffing arrangements, at the end of the contract term.

The components of net revenue less provision for uncollectibles includes revenue from contracts that have been in effect for prior periods (same contracts) and from net, new and acquired contracts during the periods, as set forth in the table below:

	Three Months Ended September 30,
	2010	2011
	(in thousands)
Same contracts:
Fee-for-service revenue	$253,360	$272,319
Contract and other revenue	98,777	97,349

Total same contracts	352,137	369,668
New contracts, net of terminations:
Fee-for-service revenue	13,708	35,383
Contract and other revenue	10,874	18,250

Total new contracts, net of terminations	24,582	53,633
Acquired contracts:
Fee-for-service revenue	6,416	16,369
Contract and other revenue	2,699	3,893

Total acquired contracts	9,115	20,262
Consolidated:
Fee-for-service revenue	273,484	324,071
Contract and other revenue	112,350	119,492

Total net revenue less provision for uncollectibles	$385,834	$443,563

The following table reflects the visits and procedures included within fee-for-service revenues described in the table above:

	Three Months Ended September 30,
	2010	2011
	(in thousands)
Fee-for-service visits and procedures:
Same contract	1,927	1,947
New and acquired contracts, net of terminations	187	371

Total fee-for-service visits and procedures	2,114	2,318

Professional Service Expenses. Professional service expenses, which include physician and provider costs, billing and collection expenses, and other professional expenses, totaled $345.0 million in the three months ended September 30, 2011 compared to $298.9 million in the three months ended September 30, 2010, an increase of $46.1 million, or 15.4%. The higher cost between quarters included an increase of approximately $9.0 million associated with increases in the average rates paid per hour of provider service and number of provider hours staffed on a same contract basis. Increases in average rates paid reflect period over period wage and benefit increases associated with the provision of clinical services. Also contributing to the increase in expenses was $37.2 million related to our acquisitions and to net growth. Professional service expenses as a percentage of net revenue less provision for uncollectibles was 77.8% in the three months ended September 30, 2011 compared to 77.5% in the three months ended September 30, 2010. Contributing to the increase in professional expense as a percentage of revenue were net new contracts that had a higher cost margin.

Professional Liability Costs. Professional liability costs were $19.6 million in the three months ended September 30, 2011 compared to $14.0 million in the three months ended September 30, 2010. Professional liability costs for the three months ended September 30, 2011 included an increase in professional liability reserves of $5.3 million related to prior year resulting from the actuarial study completed during the period. Excluding the prior year reserve adjustment in 2011, professional liability costs increased $0.3 million, or 2.3%, between periods. The increase was primarily attributable to an increase in provider hours. Excluding the prior year reserve adjustment, professional liability costs as a percentage of net revenue less provisions for uncollectibles was 3.2% in the third quarter of 2011 compared to 3.6% in the third quarter of 2010.

General and Administrative Expenses. General and administrative expenses increased $3.2 million, or 8.7% to $40.2 million for the three months ended September 30, 2011 from $37.0 million for the three months ended September 30, 2010. General and administrative expenses included contingent purchase expense of $2.7 million for the three months ended September 30, 2011 and $3.6 million for the three months ended September 30, 2010. Excluding the contingent purchase expense, general and administrative expenses increased $4.1 million, or 12.3%, to $37.5 million for the three months ended September 30, 2011 from $33.4 million in the three months ended September 30, 2010. The increase in general and administrative expenses was due primarily to inflationary growth in salaries as well as the impact of recent acquisitions, including development of infrastructure to support growth in these operations, increases in performance-based incentive plan costs and additional investments in marketing and sales development functions. Total general and administrative expenses as a percentage of net revenue less provision for uncollectibles declined to 9.1% in 2011 from 9.6% in 2010 and declined to 8.4% in 2011 from 8.6% in 2010 excluding contingent purchase expense.

Other (Income) Expenses, net. In the three months ended September 30, 2011, we recognized other expense of $1.9 million primarily related to the change in the fair value of assets related to our non-qualified deferred compensation plan compared to $1.2 million of income for the same period in 2010.

Depreciation and Amortization. Depreciation and amortization expense was $7.2 million in the three months ended September 30, 2011 compared to $6.7 million for the three months ended September 30, 2010. The increase of $0.5 million was primarily due to higher amortization expense related to our acquisitions in 2010 and 2011.

Net Interest Expense. Net interest expense decreased $1.8 million to $3.4 million in the three months ended September 30, 2011, compared to $5.3 million in the corresponding period in 2010, primarily due to reduced levels of outstanding debt as well as a decrease in hedging interest due to the maturity of interest rate swaps in 2011. These reductions were partially offset by an increased LIBOR spread on our new credit facility compared to the previous credit facility pricing and an increase in interest costs from utilization of the revolver.

Transaction Costs. Transaction costs were $1.5 million for the three months ended September 30, 2011 and $0.3 million for the three months ended September 30, 2010. These costs relate to advisory, legal, accounting and other fees incurred related to acquisition activity during the respective periods.

Earnings before Income Taxes. Earnings before income taxes in the three months ended September 30, 2011 were $24.7 million compared to $24.9 million in the three months ended September 30, 2010.

Provision for Income Taxes. The provision for income taxes was $9.5 million in the three months ended September 30, 2011 compared to $9.4 million in the three months ended September 30, 2010.

Net Earnings. Net earnings were $15.3 million in the three months ended September 30, 2011 compared to $15.4 million in the three months ended September 30, 2010.

Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

Net Revenue. Net revenue in the nine months ended September 30, 2011 increased $316.5 million, or 16.0%, to $2.30 billion from $1.98 billion in the nine months ended September 30, 2010. The increase in net revenue resulted primarily from increases in fee-for-service revenue of $300.0 million, contract revenue of $15.9 million and other revenue of $0.6 million. In the nine months ended September 30, 2011, fee-for-service revenue was 84.6% of net revenue compared to 83.0% in the same period of 2010, contract revenue was 14.4% of net revenue in 2011 compared to 15.9% in 2010 and other revenue was 0.9% in 2011 compared to 1.1% in 2010. The increase in fee-for-service revenue was primarily a result of an 11.4% increase in total fee-for-service visits and procedures and, to a lesser extent, an increase in estimated collections per visit and procedure. Estimated collections per visit increased due to annual increases in gross charges, managed care pricing improvements, increases in average patient acuity levels, and ongoing improvements in revenue cycle processes. The increase in contract revenue was due primarily to the impact of new and acquired contracts, partially offset by declines in our military operations resulting from contracting changes within the military.

Provision for Uncollectibles. The provision for uncollectibles increased $159.0 million, or 18.6%, to $1.01 billion in the nine months ended September 30, 2011 from $852.8 million in the corresponding period in 2010. The provision for uncollectibles as a percentage of net revenue was 44.1% in the nine months ended September 30, 2011 compared with 43.1% in the corresponding period of 2010. The provision for uncollectibles is primarily related to revenue generated under fee-for-service contracts that is not expected to be fully collected. The period over period increase in the provision for uncollectibles is due primarily to annual increases in gross fee schedules and increases in patient volumes and procedures. Changes in payer mix, particularly the level of self pay fee-for-service visits, also have an impact on the provision for uncollectibles. For the nine months ended September 30, 2011, self pay fee-for-service visits were approximately 21.5% of the total fee-for-service visits compared to approximately 21.6% in the same period of 2010.

Net Revenue Less Provision for Uncollectibles. Net revenue less provision for uncollectibles in the nine months ended September 30, 2011 increased $157.5 million, or 14.0%, to $1.28 billion from $1.13 billion in the nine months ended September 30, 2010. Same contract revenue (excluding the military division) contributed 5.7% of the growth. Same contract revenue associated with the military division reduced growth by 0.5%. Acquisitions contributed 4.0% of the growth in net revenue less provision for uncollectibles between periods. New contracts, net of terminations (excluding the military division), contributed 5.1% of the growth. Net contract changes within our military division reduced period-over-period net revenue growth by 0.2%. Overall, the military division reduced period-over-period revenue growth by 0.7% while all other areas contributed a 14.7% increase in net revenue less provision.

Total same contract revenue less provision for uncollectibles, which consists of contracts under management in both periods, increased $58.5 million, or 5.9%, to $1.06 billion in the nine months ended September 30, 2011 compared to $997.5 million in the nine months ended September 30, 2010. In the nine months ended September 30, 2011, same contract revenue less provision for uncollectibles benefited from an increase in fee-for-service volume of 3.3% which resulted in growth of 2.5%. Also contributing to the increase in same contract revenue growth between periods were increases in estimated collections on fee-for-service visits in the amount of 5.3% which contributed approximately 3.9% of same contract growth between periods. The increase in the estimated collections per visit is attributable to annual increases in gross charges, managed care pricing improvements, increases in average patient acuity levels and ongoing improvements in revenue cycle processes, partially offset by changes in payer mix between periods. These increases were partially offset by declines in contract and other revenue, primarily associated with our military operations which constrained same contract revenue growth by 0.5%. Acquisitions contributed $44.5 million of growth between periods. Excluding the impact of contracting changes within the military division, net new contract revenue increased $57.1 million while changes within military staffing contracts resulted in a decline of $2.7 million between periods. Total declines in military revenue, inclusive of changes in same contract revenue, were $7.8 million between periods. We typically gain new contracts by replacing competitors at hospitals that currently outsource such services, obtaining new contracts from facilities that do not currently outsource and responding to contracting opportunities within the military healthcare system. Factors influencing new contracting opportunities include the depth and breadth of our service offerings, our reputation and experience, our ability to recruit and retain qualified clinicians, and pricing considerations when a subsidy or contract payment is required. Contracts are typically terminated due to economic considerations, a change in hospital administration or ownership, dissatisfaction with our service offerings or, primarily relating to our military staffing arrangements, at the end of the contract term.

The components of net revenue less provision for uncollectibles includes revenue from contracts that have been in effect for prior periods (same contracts) and from net, new and acquired contracts during the periods, as set forth in the table below:

	Nine Months Ended September 30,
	2010	2011
	(in thousands)
Same contracts:
Fee-for-service revenue	$722,804	$786,280
Contract and other revenue	274,674	269,713

Total same contracts	997,478	1,055,993
New contracts, net of terminations:
Fee-for-service revenue	53,705	97,711
Contract and other revenue	59,467	69,879

Total new contracts, net of terminations	113,172	167,590
Acquired contracts:
Fee-for-service revenue	12,328	48,914
Contract and other revenue	2,848	10,796

Total acquired contracts	15,176	59,710
Consolidated:
Fee-for-service revenue	788,837	932,905
Contract and other revenue	336,989	350,388

Total net revenue less provision for uncollectibles	$1,125,826	$1,283,293

The following table reflects the visits and procedures included within fee-for-service revenues described in the table above:

	Nine Months Ended September 30,
	2010	2011
	(in thousands)
Fee-for-service visits and procedures:
Same contract	5,485	5,664
New and acquired contracts, net of terminations	583	1,094

Total fee-for-service visits and procedures	6,068	6,758

Professional Service Expenses. Professional service expenses, which include physician and provider costs, billing and collection expenses, and other professional expenses, totaled $985.8 million in the nine months ended September 30, 2011 compared to $865.4 million in the nine months ended September 30, 2010, an increase of $120.4 million, or 13.9%. The higher cost between periods included an increase of approximately $32.4 million associated with increases in the average rates paid per hour of provider service and number of provider hours staffed on a same contract basis. Increases in average rates paid reflect period over period wage and benefit increases associated with the provision of clinical services. Also contributing to the increase in expense was $88.0 million related to our acquisitions and to net growth. Professional service expenses as a percentage of net revenue less provision for uncollectibles was 76.8% in the nine months ended September 30, 2011 compared to 76.9% in the nine months ended September 30, 2010.

Professional Liability Costs. Professional liability costs were $49.5 million in the nine months ended September 30, 2011 compared to $33.2 million in the nine months ended September 30, 2010. Professional liability costs for the nine months ended September 30, 2011 included an increase in professional liability reserves of $5.3 million related to prior years resulting from the actuarial study completed during the period. Professional liability costs for the nine months ended September 30, 2010 included a reduction in professional liability reserves of $7.2 million related to prior years resulting from the actuarial study completed during that period. Excluding the benefit of the prior year reserve adjustment in both periods, professional liability costs increased $3.8 million, or 9.3%, between periods. The increase was primarily attributable to an increase in provider hours. Excluding the prior year reserve adjustments in both periods, professional liability costs as a percentage of net revenue less provisions for uncollectibles were 3.4% in 2011 compared to 3.6% in the corresponding period of 2010.

General and Administrative Expenses. General and administrative expenses increased $15.3 million, or 14.4% to $121.9 million for the nine months ended September 30, 2011 from $106.5 million for the nine months ended September 30, 2010. General and administrative expenses included contingent purchase expense of $7.8 million for the nine months ended September 30, 2011 and $9.4 million for the nine months ended September 30, 2010. Excluding the contingent purchase expense, general and administrative expenses increased $17.0 million, or 17.5%, to $114.1 million for the nine months ended September 30, 2011 from $97.1 million in the nine months ended September 30, 2010. The increase in general and administrative expense is due primarily to the impact of recent acquisitions, including the development of infrastructure to support growth in these operations, increases in performance-based incentive plan costs, and additional investments in marketing and sales development functions. Total general and administrative expenses as a percentage of net revenue less provision for uncollectibles were 9.5% in 2011 and 2010 and were 8.9% in 2011 and 8.6% in 2010 excluding contingent purchase expense.

Other (Income) Expenses, net. In the nine months ended September 30, 2011, we recognized other expense of $1.2 million primarily related to the change in the fair value of assets related to our non-qualified deferred compensation plan compared to expenses of $0.4 million for the same period in 2010.

Depreciation and Amortization. Depreciation and amortization expense was $20.8 million in the nine months ended September 30, 2011 compared to $19.0 million for the nine months ended September 30, 2010. The increase of $1.8 million was primarily due to higher amortization expense related to our acquisitions in 2010 and higher depreciation expense related to growth in capital expenditures.

Net Interest Expense. Net interest expense decreased $6.7 million to $9.2 million in the nine months ended September 30, 2011, compared to $15.9 million in the corresponding period in 2010, primarily due to reduced levels of outstanding debt as well as a decrease in hedging interest due to the maturity of interest rate swaps in 2011. These reductions were partially offset by an increased LIBOR spread on our new credit facility compared to the previous credit facility pricing and an increase in interest costs from utilization of the revolver.

Transaction Costs. Transaction costs were $2.7 million for the nine months ended September 30, 2011 and $0.7 million for the nine months ended September 30, 2010. These costs relate to advisory, legal, accounting and other fees incurred related to acquisition activity during the respective periods.

Impairment of Intangibles. In the nine months ended September 30, 2010, we recorded an impairment loss of $1.5 million related to a contract intangible associated with a contractual relationship acquired in prior years whose term was less than initially estimated.

Loss on Extinguishment and Refinancing of Debt. In 2011, we recognized a loss of $6.0 million in connection with the refinancing of the term loan facility of $402.7 million. The loss consists of the write-off of previously deferred financing costs as well as certain fees and expenses associated with the refinancing. We recognized a loss of $14.9 million in connection with the redemption of $157.5 million of our 11.25% Notes in the nine months ended September 30, 2010.

Earnings before Income Taxes. Earnings before income taxes in the nine months ended September 30, 2011 were $86.2 million compared to $69.2 million in the nine months ended September 30, 2010.

Provision for Income Taxes. The provision for income taxes was $34.0 million in the nine months ended September 30, 2011 compared to $26.4 million in the corresponding period in 2010.

Net Earnings. Net earnings were $52.2 million in the nine months ended September 30, 2011 compared to $42.8 million in the nine months ended September 30, 2010.

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

Cash flow provided by operations for the nine months ended September 30, 2011 was $55.1 million compared to $59.4 million in the same period in 2010. Included in operating cash flow were contingent purchase price payments of $12.0 million and $0.9 million, respectively, in the nine months ended September 30, 2011 and 2010. Excluding the impact of contingent purchase price payments, the operating cash flow increased $6.9 million period over period principally due to the result of improved profitability, absence of cash costs associated with the bond redemption in 2010, and an improvement in the level of funding of current liabilities, including prior year incentive plan liabilities, reduced interest payments during 2011 compared to the same period in 2010, offset by an increase in accounts receivable funding and tax payments between periods. Included in operating cash flow in 2010 were $13.8 million of cash costs associated with the bond redemption, including $2.8 million of accrued interest payments on bonds that were redeemed. During the nine months ended September 2011, total net cash used for acquisitions, including contingent payments reported in operating cash flow, was $137.8 million compared to $52.6 million for the same period in 2010. Cash used in investing activities in the nine months ended September 30, 2011 was $134.2 million compared to $66.8 million in the same period of 2010. The $67.4 million increase in cash used in investing activities was principally due to an increase in cash payments related to acquisitions, partially offset by a decrease in net purchase of investments between periods at the captive insurance subsidiary and a decrease in capital expenditures. Cash provided by financing activities in the nine months ended September 30, 2011 was $57.7 million compared to cash used of $138.4 million in the nine months ended September 30, 2010. The change in cash associated with financing activities was due to $59.5 million in net proceeds from the revolving credit facility and $11.9 million of proceeds from the exercise of stock options in 2011 compared to the $157.5 million payment made in connection with the redemption of our 11.25% Notes, partially offset by the $7.8 million of fees and expenses paid in connection with the refinancing in 2011, $3.1 million increase in net term debt payments, and the $21.8 million of net proceeds received in connection with the exercise of the underwriters’ over-allotment option relating to our initial public offering during the nine months ended September 30, 2010.

We spent $6.1 million in the first nine months of 2011 and $7.3 million in the first nine months of 2010 for capital expenditures. These expenditures were primarily for billing and information technology investments and related development projects along with projects in support of operational initiatives.

On June 29, 2011, we completed the financing of new senior credit facilities, consisting of a $175 million Five-Year Revolving Credit Facility, which was undrawn at closing, a $150 million Five-Year Term A Loan Facility and a $250 million Seven-Year Term B Loan Facility, with a syndicate of financial institutions. See note 12 of the notes to the consolidated financial statements. We used borrowings under the new credit facilities and existing cash, to repay the outstanding balance of $402.7 million under the term loan as well as $7.8 million of fees and expenses associated with the refinancing. As a result of these new borrowings, we expect our effective interest rate going forward to be higher compared to the rate under our previous debt structure.

As of September 30, 2011, we had $457.0 million in aggregate indebtedness consisting of our term loans and borrowings under our senior secured revolving credit facility with an additional $115.5 million of borrowing capacity available under our senior secured revolving credit facility (without giving effect to $6.6 million of undrawn letters of credit). Under our new senior credit facility, outstanding Term A loan borrowings mature on June 29, 2016 and Term B loan borrowings mature on June 29, 2018.

Our new senior credit facility agreement contains both affirmative and negative covenants, including limitations on our ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire our capital stock, acquire the capital stock or assets of another business and pay dividends, and require us to comply with a maximum first lien net leverage ratio, tested quarterly. At September 30, 2011, we were in compliance with all covenants under the new senior credit facility agreement. The new senior credit facility is secured by substantially all of our and our U. S. subsidiaries’ assets.

As of December 31, 2010, we were a party to three separate forward interest rate swap agreements. These agreements expired in the first quarter of 2011. The change in value during the nine months ended September 30, 2011 of approximately $0.6 million, net of tax, was recorded as a component of other comprehensive earnings.

Subject to any contractual restrictions, the Company and its subsidiaries, affiliates or significant shareholders (including The Blackstone Group L.P. and its affiliates) may from time to time, in their sole discretion, purchase, repay, redeem or retire any of the Company’s outstanding debt or equity securities in privately negotiated or open market transactions, by tender offer or otherwise.

As of September 30, 2011, we had total cash and cash equivalents of approximately $9.0 million. There are no known liquidity restrictions or impairments on our cash and cash equivalents as of September 30, 2011. Our ongoing cash needs for the nine months ended September 30, 2011 were met from internally generated operating sources and our revolving credit facility. As of September 30, 2011, there was $59.5 million outstanding under the revolving credit facility.

We have historically been an acquirer of other physician staffing businesses and related interests. For the nine months ended September 30, 2011, total cash used in acquisitions was $137.8 million, which consisted of $125.8 million of payments reported in investing cash flows and $12.0 million of contingent payments on prior year acquisitions reported as operating cash flow. For the nine months ended September 30, 2010, total cash used in acquisitions was $52.6 million, which consisted of $51.7 million of payments reported in investing cash flows and $0.9 million of contingent payments on prior year acquisitions reported as operating cash flow. In April 2011, we acquired an emergency medical staffing group that provides staffing services to a hospital located in Alabama. In September 2011, we acquired an anesthesia staffing business located in Colorado, an emergency medical staffing business located in Illinois, and a medical staffing group located in Tennessee. During the first nine months of 2011, $12.0 million of contingent consideration was paid on prior year acquisitions and $0.9 million was paid during the first nine months of 2010. We currently estimate future contingent payment obligations to be approximately $45.8 million.

We are in discussions with certain physician staffing businesses regarding potential acquisition opportunities. If we consummate these potential acquisitions, we would expect to fund such acquisitions using our existing cash or through borrowings under our revolving credit facility.

Effective March 12, 2003, we began providing for professional liability risks in part through a captive insurance company. Prior to such date, we insured such risks principally through the commercial insurance market. The change in the professional liability insurance program initially resulted in increased cash flow due to the retention of cash formerly paid out in the form of insurance premiums to a commercial insurance company coupled with a long period (typically 2-4 years or longer on average) before cash payout of such losses occurs. A portion of such cash retained is retained within our captive insurance company and therefore is not immediately available for general corporate purposes. As of September 30, 2011, the current value of cash or cash equivalents and related investments held within the captive insurance subsidiary totaled approximately $92.5 million. Investments of the captive insurance subsidiary are carried at fair market value and as of September 30, 2011 reflected $4.6 million of net unrealized gains. See Note 9 of the accompanying consolidated financial statements for a discussion of the investments held by our captive insurance subsidiary.

Effective June 1, 2011, we renewed our fronting carrier program with a commercial insurance carrier through May 31, 2012. In connection with this renewal, we have paid cash premiums of approximately $8.5 million to the commercial insurance carrier. For the nine months ended September 30, 2011, we funded approximately $24.4 million of premiums to our captive insurance subsidiary. For the nine months ended September 30, 2011, we also funded a total of $0.8 million to a commercial insurance provider in order to meet our obligation for incurred costs in excess of the aggregate limits of coverage in place on the commercial insurance policy that ended March 11, 2003. We will fund additional payments which will be based upon the level of incurred losses relative to the aggregate limit of the coverage at that time as additional claims are processed.

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

The following table sets forth a reconciliation of net earnings to Adjusted EBITDA.

	Three Months Ended September 30,		Nine Months Ended September 30,
	Restated 2010	2011	Restated 2010	2011
	(in thousands)
Net earnings	$15,445	$15,250	$42,832	$52,220
Interest expense, net	5,252	3,410	15,936	9,200
Provision for income taxes	9,427	9,472	26,368	34,018
Depreciation and amortization	6,701	7,213	18,962	20,803
Other (income) expenses(a)	(1,154)	1,878	(437)	1,218
Loss on extinguishment and refinancing of debt(b)	—	—	14,862	6,022
Impairment of intangibles	—	—	1,496	—
Contingent purchase expense(c)	3,620	2,730	9,418	7,800
Transaction costs(d)	265	1,458	723	2,653
Employee equity-based compensation expense(e)	732	1,318	1,342	2,706
Insurance subsidiary interest income	456	588	1,825	1,753
Professional liability loss reserve adjustments associated with prior years	—	5,345	(7,219)	5,345
Severance and other charges	20	2	115	930

	$40,764	$48,664	$126,223	$144,668

(a)	Reflects gain or loss on sale of assets, realized gains on investments, and changes in fair value of investments associated with the Company’s non-qualified retirement plan.

(b)	Reflects the loss on the redemption of a portion of the Company’s 11.25% Senior Subordinated Notes, including the write-off of unamortized deferred financing costs of $3,837 in 2010 and the write-off of deferred financing costs of $1,654 from the previous term loan as well as certain fees and expenses associated with the debt refinancing in 2011.
(c)	Reflects contingent purchase expense associated with earnout arrangements on acquisition transactions.
(d)	Reflects expenses associated with acquisition transaction fees.
(e)	Reflects costs related to options and restricted shares granted under the Team Health Holdings, Inc. 2009 Stock Incentive Plan.

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

At September 30, 2011, the fair value of the Company’s total debt, which had a carrying value of $457.0 million, was approximately $436.9 million. The Company had $457.0 million of variable debt outstanding at September 30, 2011. If the market interest rates for the Company’s variable rate borrowings had averaged 1% more subsequent to December 31, 2010, the Company’s interest expense would have increased, and earnings before income taxes would have decreased, by approximately $3.2 million for the nine months ended September 30, 2011. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management could take actions in an attempt to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company’s financial structure.

Item 4.	Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired objectives. As of September 30, 2011, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures and determined that there was a material weakness in our internal control over financial reporting as of September 30, 2011 solely due to the accounting for acquisitions that contain contingent consideration provisions as further described in Note 2 to our consolidated financial statements included elsewhere in this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2011, our disclosure controls and procedures were not effective at the reasonable assurance level solely as a result of this material weakness.

Subsequent to September 30, 2011, we have implemented remediation measures relating to the identification and treatment of contingent obligations contained within acquisition purchase agreements. We believe that these new procedures will enable us to comply with the purchase accounting requirements contained within the provisions of Accounting Standard Codification Topic 805 “Business Combinations.” In so doing, as of the date of filing of this report, management has remediated the material weakness in internal control over financial reporting discussed above.

Changes in Internal Control Over Financial Reporting: There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the nine months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, except as noted below.

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

Item 6.	Exhibits

3.1	Certificate of Incorporation of Team Health Holdings, Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed on December 18, 2009: File No. 001-34583)

3.2	By-laws of Team Health Holdings, Inc. (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K, filed on December 18, 2009: File No. 001-34583)

31.1	Certification by Greg Roth for Team Health Holdings, Inc. dated November 7, 2011 as required by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification by David Jones for Team Health Holdings, Inc. dated November 7, 2011 as required by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Certification by Greg Roth for Team Health Holdings, Inc. dated November 7, 2011 as required by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.2	Certification by David Jones for Team Health Holdings, Inc. dated November 7, 2011 as required by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (ii) Consolidated Statement of Operations for the three months and nine months ended September 30, 2011 and 2010, (iii) Consolidated Statement of Cash Flows for the nine months ended September 30, 2011 and 2010, and (iv) Notes to Consolidated Financial Statements.†

†	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

TEAM HEALTH HOLDINGS, INC.

November 7, 2011	/S/ GREG ROTH
Greg Roth Chief Executive Officer

November 7, 2011	/S/ DAVID P. JONES
David P. Jones Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

3.1	Certificate of Incorporation of Team Health Holdings, Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed on December 18, 2009: File No. 001-34583)

3.2	By-laws of Team Health Holdings, Inc. (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K, filed on December 18, 2009: File No. 001-34583)

31.1	Certification by Greg Roth for Team Health Holdings, Inc. dated November 7, 2011 as required by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification by David Jones for Team Health Holdings, Inc. dated November 7, 2011 as required by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Certification by Greg Roth for Team Health Holdings, Inc. dated November 7, 2011 as required by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.2	Certification by David Jones for Team Health Holdings, Inc. dated November 7, 2011 as required by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (ii) Consolidated Statement of Operations for the three months and nine months ended September 30, 2011 and 2010, (iii) Consolidated Statement of Cash Flows for the three months and nine months ended September 30, 2011 and 2010, and (iv) Notes to Consolidated Financial Statements.†

†	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.