Form 10-K
period 2011-12-31
TEAM HEALTH HOLDINGS INC.
filed 2012-02-07
CIK 1082754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☑  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filers, accelerated filer, a non-accelerated filer or smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☑

As of June 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting and non-voting common equity held by non-affiliates (for this purpose, all outstanding and issued common stock minus stock held by the officers, directors and known holders of 10% or more of the registrant’s common stock) was $655.9 million, based on the closing price of the registrant’s common stock reported on the New York Stock Exchange on such date of $22.51 per share.

As of February 1, 2012, there were outstanding 65,597,906 shares of common stock of Team Health Holdings, Inc, with a par value of $.01

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the 2012 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

ANNUAL REPORT ON FORM 10-K

PART I

Item 1.	Business

Unless the context otherwise requires, references in this report to “TeamHealth,” “we,” “our,” “us” and the “Company” refer to Team Health Holdings, Inc., and its consolidated subsidiaries and affiliated medical groups. The term “Team Health physicians or providers”, “affiliated providers”, “our providers” or “our clinicians” includes physicians and/or other healthcare providers who are employed by Team Health’s affiliated entities and physicians and/or other healthcare providers who contract with Team Health’s affiliated entities and who independently exercise their professional clinical judgment when providing clinical patient care.

Our Company

We believe we are one of the largest suppliers of outsourced healthcare professional staffing and administrative services to hospitals and other healthcare providers in the United States, based upon revenues, patient visits, and number of clients. We serve approximately 730 civilian and military hospitals, clinics and physician groups in 47 states with a team of more than 7,100 affiliated healthcare professionals, including physicians, physician assistants, nurse practitioners, and nurses. We recruit and contract with healthcare professionals who then provide professional services within third-party healthcare facilities. We are a physician-founded organization with physician leadership throughout all levels of our organization. Since our inception in 1979, we have provided outsourced services in emergency departments (EDs). We also provide comprehensive programs for hospital medicine (hospitalist), anesthesiology, pediatrics and other healthcare services, by providing permanent staffing that enables the management teams of hospitals and other healthcare facilities to outsource certain management, recruiting, hiring, payroll, billing and collection and benefits functions.

EDs are a significant source of hospital inpatient admissions with a majority of admissions for key medical service lines starting in EDs, making successful management of this department critical to a hospital’s patient satisfaction rates and overall success. This dynamic, combined with the challenges involved in billing and collections and physician recruiting and retention, is a primary driver for hospitals to outsource their clinical staffing and management services to companies such as ours. For the year ended December 31, 2011, our clinicians provided services to over 9.2 million patients within our EDs. Our net revenues less provision for uncollectibles from ED contracts increased by approximately 44% from 2007 to 2011, or at a compound annual growth rate of approximately 10.0%. We have long-term relationships with customers under exclusive ED contracts with an approximate 98% renewal rate and a 93% physician retention rate as of December 31, 2011 (calculated on a preceding 12 months basis). The EDs that we staff are generally located in mid-sized to larger hospitals. We believe our experience and expertise in managing the complexities of these high-volume EDs enable our hospital clients to provide higher quality and more efficient physician and administrative services. In this type of setting, we can establish stable long-term relationships, recruit and retain high quality physicians and other providers and staff, and obtain attractive payer mixes and reasonable margins.

The range of services that we provide to our clients includes the following:

•	recruiting, schedule and credential coordination for clinical and non-clinical medical professionals;

•	coding, billing and collection of fees for services provided by medical professionals;

•	provision of experienced medical directors;

•	administrative support services, such as payroll, professional liability insurance coverage, continuing medical education services and management training;

•	claims and risk management services; and

•	standardized procedures.

We are a national company delivering our services through 15 regional operating units located in key geographic markets. This operating model enables us to provide a localized presence combined with the benefits of scale in centralized administrative and other back office functions that accrue to a larger, national company. The teams in our regional offices are responsible for managing our client relationships and providing healthcare administrative services.

Corporate Conversion, Initial Public Offering and Secondary Offering

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

Initial Public Offering

On December 21, 2009, Team Health Holdings, Inc. completed the initial public offering of its common stock, in which it issued a total of 15,295,000 shares of its common stock (after exercise by the underwriters of their over-allotment option). The Company’s common stock is traded on the New York Stock Exchange under the symbol “TMH.” For more information on the initial public offering, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Introduction—Initial Public Offering” in this Form 10-K.

Secondary Offering

The Company completed a secondary offering of common stock in March of 2011. The 8,830,000 secondary shares in aggregate were sold by the Company’s principal shareholder, Ensemble Parent LLC, an investment fund affiliated with The Blackstone Group L.P. and the Company’s chief financial officer. The Company did not receive any proceeds from the sale of shares in the offering.

Service Lines

We provide a full range of outsourced physician staffing and administrative services in emergency medicine, inpatient services (hospitalist), anesthesiology, pediatrics and other hospital-based functions. We also provide a full range of healthcare management services to military treatment facilities. In addition to physician-related services within a military treatment facility setting, we also provide non-physician staffing services to military treatment facilities, including such services as para-professional providers, nursing, specialty technicians and administrative staffing.

Emergency Department. We believe we are one of the largest providers of outsourced clinical staffing and administrative services for EDs in the United States, based upon revenues and patient visits. We contract with hospitals to provide qualified emergency physicians, physician assistants and nurse practitioners for their EDs. In addition to the core services of contract management, recruiting, credentials coordination, staffing and scheduling, we provide our client hospitals with enhanced services designed to improve the efficiency and effectiveness of their EDs. We have specific programs that apply proven process improvement methodologies to departmental operations. By providing these enhanced services, we believe we increase the value of services we provide to our clients and improve client relations. Additionally, we believe these enhanced services also differentiate us from our competitors in sales situations and improve our chances of being selected in a competitive bidding process. As of December 31, 2011, we independently contracted with approximately 2,300 and employed more than 900 hospital-based emergency physicians. Net revenue less provision for uncollectibles derived from our ED service line were 73%, 73% and 74% of our consolidated net revenues less provision for uncollectibles in 2009, 2010 and 2011, respectively.

Inpatient Services (Hospitalist). We provide physician staffing and administrative functions for inpatient services, which include hospital medicine, intensivist and house coverage services. Our inpatient contracts with hospitals are generally on a cost-plus or flat rate basis. We also contract directly with health plans. As of December 31, 2011, we independently contracted with or employed approximately 530 inpatient physicians. Net revenue less provision for uncollectibles derived from our inpatient services (hospitalist) service line were 9%, of our consolidated net revenues less provision for uncollectibles in 2009, 2010 and 2011.

Anesthesiology. We provide outsourced anesthesiology and pain management solutions to hospitals and ambulatory surgery centers on a ‘turn-key’ basis. The services provided by our anesthesiologists and Certified Registered Nurse Anesthetists (CRNAs) include anesthesia for the full range of surgical subspecialties, including cardiac, pediatric, trauma, ambulatory, orthopedic, obstetrical, general and ear, nose and throat, as well as interventional pain management. We also provide comprehensive administrative oversight and business management of these services, including processes designed to improve the efficiency and effectiveness of the anesthesiology department and the hospital’s surgical services. We believe that this, along with our industry reputation and our focus on high levels of customer service, provide us with key market differentiation. As of December 31, 2011, we independently contracted with or employed approximately 170 anesthesiologists. Net revenue less provision for uncollectibles derived from our anesthesiology service line were 0%, 5% and 7% of our consolidated net revenues less provision for uncollectibles in 2009, 2010 and 2011, respectively.

Pediatrics. We provide outsourced pediatric physician staffing and administrative services for general and pediatric hospitals on a fee for service basis. These services include pediatric emergency medicine and radiology, neonatal intensive care, pediatric intensive care, urgent care centers, primary care centers, observation units and inpatient services. We also operate eleven after-hours pediatric urgent care centers in Florida. We have experienced growth of our contracts and centers and net revenues less provision for uncollectibles in our outsourced pediatric physician staffing and administrative services business due primarily to new contract sales and acquisitions, the establishment of new centers, and, to a lesser extent, rate increases on existing contracts.

Temporary Staffing. We provide temporary staffing (locum tenens) of physicians and allied health professionals to hospitals and other healthcare organizations through our subsidiary, Daniel and Yeager, Inc., or D&Y. Specialties placed through D&Y include hospitalists, primary care, radiology, anesthesiology and psychiatry, among others. Revenues from these services are generally derived from a standard contract rate based upon the type of service provided. D&Y’s customers include hospitals, military treatment facilities and medical groups.

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

Military Staffing Services. Physician and other non-physician staffing services, including such services as nursing, specialty technician and administrative staffing, are provided primarily in military treatment and outpatient clinical facilities within the United States. These services are generally provided on an hourly contract basis. . Net revenue less provision for uncollectibles derived from our military staffing services service line were 11%, 6% and 5% of our consolidated net revenues less provision for uncollectibles in 2009, 2010 and 2011, respectively.

Medical Call Center Services. Through our subsidiary, TeamHealth Medical Call Center, we provide medical call center services to hospitals, physician groups and managed care organizations. Our 24-hour medical call center is staffed by registered nurses and specially trained telephone representatives with consultation available from practicing physicians.

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

Radiology Operations. During the fourth quarter of 2010, the Company completed a strategic review of its radiology operations, including past performance and future growth opportunities and based upon the review, concluded that the existing business model of providing teleradiology and radiology staffing services was not a viable long term strategy and could not consistently meet internal growth targets. As a result of this review, the Company made a decision to exit this non-core business line. This process was essentially completed during the first quarter of 2011 with the sale of the teleradiology business. For the years ended December 31, 2009, 2010 and 2011, the radiology division generated approximately $15.7 million, $11.2 million and $7.7 million of net revenue less provision, respectively.

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

Physicians. We contract with physicians as independent contractors or employees to provide the professional services necessary to fulfill our contractual obligations to our hospital clients. We typically pay physicians: (1) an hourly rate for each hour of coverage provided at rates comparable to the market in which they work; (2) a productivity-based payment such as a relative value unit, or RVU, based payment or (3) a combination of both a fixed rate and a productivity-based payment. The hourly rate varies depending on whether the physician is independently contracted or an employee. Independently contracted physicians are required to pay a self-employment tax, social security, and workers’ compensation insurance premiums. By contrast, we pay these taxes and expenses for employed physicians. See “Risk Factors—Risks Related to Our Business—A reclassification of our independent contractor physicians by tax authorities could require us to pay retroactive taxes and penalties which could have a material adverse effect on us.”

Our contracts with physicians generally have automatic renewal provisions and can be terminated at any time under certain circumstances by either party without cause, typically upon 90 to 180 days notice. Our physician contracts may also be terminated immediately for cause by us under certain circumstances. In addition, we have generally required physicians to sign non-competition and non-solicitation agreements. Although the terms of our non-competition and non-solicitation agreements vary from physician to physician, they generally restrict the physician for 2 years after termination from divulging confidential information, soliciting or hiring our employees and physicians, inducing termination of our agreements, competing for and/or soliciting our clients and, in limited cases, providing services in a particular geographic region. As of December 31, 2011, we had working relationships with more than 4,200 physicians, of which approximately 2,800 were independently contracted. See “Risk Factors—Risks Related to Our Business—If we are not able to successfully recruit and retain qualified physicians and nurses to serve as our independent contractors or employees, our net revenues could be adversely affected.”

Other Healthcare Professionals. We provide para-professionals, nurses, specialty technicians and administrative support staff on a long-term contractual basis to military treatment facilities. These healthcare professionals under our current military staffing contracts are compensated on an hourly or fee basis. As of December 31, 2011, we employed or contracted with more than 800 other healthcare professionals.

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

The strength of our electronic billing system and other information systems has enhanced our ability to properly collect patient payments and reimbursements in an orderly and timely fashion and has increased our billing and collections productivity. As a result of our investments in information systems and the company-wide application of operational best practices policies, we believe our average cost per patient billed and average recruiting cost per clinician are among the lowest in the industry.

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

We have interfaced a number of other software systems with our billing system to further improve productivity and efficiency. Foremost among these is an electronic registration interface that has the capability to gather registration information directly from a hospital’s management information system. Additionally, we have invested in electronic submission of claims and remittance posting, as well as electronic chart capture, workflow, and online coding. These programs have resulted in lower labor and postage expenses. During 2011, approximately 90% of our over nine million fee for service patient visits were processed by one of our three billing locations.

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

Risk Management. Through the organization’s Patient Safety Organization, claims management staff, quality assurance staff and medical directors, we manage an aggressive risk management program for loss prevention and early intervention. We are proactive in promoting early reporting, evaluation and resolution of serious incidents that may evolve into claims or suits. Our risk management function is designed to prevent or minimize medical professional liability claims and includes:

•	incident reporting systems through which we monitor events that may potentially become claims;

•	tracking/trending the cause of events and claims looking for preventable sources of erroneous medical treatment or decision-making;

•	risk management quality improvement programs;

•	physician education and service programs, including peer review and monitoring and the provision of more than 100,000 hours of Category I continuing medical education credits in 2011;

•	collection of loss prevention information available to affiliated providers, enabling them to review current topics in medical care at their convenience; and

•	early intervention in potential professional liability claims.

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

Continuing Medical Education Services. The TeamHealth Institute for Education and Patient Safety is fully accredited by the Accreditation Council for Continuing Medical Education and the American Nurses Credentialing Center. This allows us to grant our clinicians continuing medical education credits for both externally and internally developed educational programs at a lower cost than if such credits were earned through external programs. In addition to providing life support certification courses, we have designed a series of client support educational seminars entitled, “Successful Customer Relations” and “Beyond Clinical Competence” for physicians, nurses and other personnel to learn specific techniques for becoming more effective communicators and delivering top-quality customer service.

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

Operations

We currently have six principal service lines located at 15 regional sites. Our regional sites are listed in the table below. The ED, Hospital Medicine, and Anesthesia units are managed by senior physician and business leaders with profit and loss accountability and the responsibility for pricing new contracts, recruiting and coordinating the schedules of physicians and other healthcare professionals, marketing locally and conducting day-to-day operations. The management of corporate functions such as accounting, payroll, billing and collection, capital spending, information systems and legal are centralized.

Name	Location	Principal Services
After Hours Pediatrics	Tampa, FL	Pediatrics
Anesthetix of TeamHealth	Palm Beach Gardens, FL	Anesthesia
Daniel and Yeager	Huntsville, AL	Locum Tenens
Health Care Financial Services of TeamHealth	Knoxville, TN	Billing
Northwest Emergency Physicians of TeamHealth	Seattle, WA	ED/Hospital Medicine
Spectrum Healthcare Resources	St. Louis, MO	Military Staffing
TeamHealth Atlantic	Knoxville, TN	ED/Hospital Medicine
TeamHealth East	Woodbury, NJ	ED/Hospital Medicine
TeamHealth Great Lakes	Chicago, IL	ED/Hospital Medicine
TeamHealth Midamerica	Oklahoma City, OK	ED/Hospital Medicine
TeamHealth Midsouth	Knoxville, TN	ED/Hospital Medicine
TeamHealth Midwest	Middleburg Heights, OH	ED/Hospital Medicine
TeamHealth Mountain States	Denver, CO	Anesthesia
TeamHealth Southeast	Plantation, FL	ED/Hospital Medicine
TeamHealth West	Pleasanton, CA	ED/Hospital Medicine

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

Employees and Independent Contractors

As of December 31, 2011, we had approximately 6,800 employees, of which approximately 2,600 worked in billing and collections, operations and administrative support functions, approximately 1,500 were physicians and approximately 2,700 were other healthcare providers. In addition, we had agreements with approximately 3,000 independent contractors, of whom approximately 2,800 were physicians.

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

Such competition could adversely affect our ability to obtain new contracts, retain existing contracts and increase our profit margins. We compete with national and regional healthcare services companies and physician groups. In addition, some of these entities may have greater access than we do to physicians and potential clients. All of these competitors provide healthcare services that are similar in scope to some, if not all, of the services we provide. Although we and our competitors operate on a national or regional basis, the majority of the targeted hospital community for our services engages local physician practice groups to provide services similar to the services we provide. We therefore also compete against local physician groups and self-operated hospital EDs for satisfying staffing and scheduling needs.

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

Regulatory Matters

General. As a participant in the healthcare industry, our operations and relationships with healthcare providers such as hospitals are subject to extensive and increasing regulations by numerous federal, state and local governmental entities. The management services we provide under contracts with hospitals and other clients include:

•

the identification and recruitment of physicians and other healthcare professionals for the performance of emergency medicine, hospital medicine, anesthesiology, and other services at hospitals and other facilities;

•	utilization review of services and administrative overhead;

•	schedule coordination for staff physicians and other healthcare professionals who provide clinical coverage in designated areas of healthcare facilities; and

•	administrative services such as billing and collection of fees for professional services.

All of the above services are subject to changes in Medicare reimbursement. On November 1, 2011, Centers for Medicare and Medicaid Services, or CMS, released its final 2012 Medicare Physician Fee Schedule, or MPFS, payment changes covering the period from January 1, 2012 through December 31, 2012. Medicare physician payments were expected to be reduced up to 27.4% under the Sustainable Growth Rate, or SGR, formula for 2012. On December 23, 2011, Congress passed a bill freezing physician payments at current 2011 rates for two months, through February 29, 2012. If further regulatory or Congressional action is not taken, the estimated 27.4% payment cuts will go into effect on March 1, 2012. Although Congress set up a conference committee to negotiate a longer-term deal, it is not clear what, if anything, will occur in the long term.

In addition to changes in reimbursement, these services are potentially subject to scrutiny and review by federal, state and local governmental entities and are subject to the rules and regulations promulgated by these governmental entities. Specifically, but without limitation, the following laws and regulations may affect our operations and contractual relationships:

Laws Regarding Licensing, Certification, and Enrollment. We and our affiliated healthcare providers are subject to various federal, state and local licensing and certification laws and regulations and accreditation standards and other laws relating to, among other things, the adequacy of medical care, equipment, personnel and operating policies and procedures. We are also subject to periodic inspection by governmental and other authorities to assure continued compliance with the various standards necessary for licensing and accreditations. The Patient Protection and Affordable Care Act, or PPACA, also adds new screening requirements for enrollment and re-enrollment, as well as enhanced oversight periods for new providers and suppliers, and new requirements for Medicare and Medicaid program providers and suppliers to establish compliance programs. CMS published a final rule on February 2, 2011 establishing procedures for provider screening and oversight, and increased enforcement activity related to enrollment is expected. We are pursuing the steps we believe we must take to retain or obtain all requisite operating authorities.

State Laws Regarding Prohibition of Corporate Practice of Medicine and Fee Splitting Arrangements. The laws and regulations relating to our operations in 47 states vary from state to state and many states prohibit general business corporations from practicing medicine, controlling physicians’ medical decisions or engaging in some practices such as splitting professional fees with physicians. We believe that we are in substantial compliance with state laws prohibiting the corporate practice of medicine and fee-splitting. We currently employ or contract with providers or physician-owned professional corporations to provide outsourced staffing and administrative services to healthcare facilities in the 47 states in which we provide services. Other parties may assert that, despite the way we are structured, some part of TeamHealth could be engaged in the corporate practice of medicine or unlawful fee-splitting. Were such allegations to be asserted successfully before the appropriate judicial or administrative forums, we could be subject to adverse judicial or administrative penalties, certain contracts could be determined to be unenforceable and we may be required to restructure our contractual arrangements. The laws of other states, including Florida, where we derived approximately 16% of our net revenues less provision for uncollectibles in 2011, do not prohibit non-physician entities from employing physicians to practice medicine but may retain a ban on some types of fee-splitting arrangements.

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

As authorized by Congress, the Office of Inspector General, or OIG, of the Department of Health and Human Services, or HHS, has issued safe harbor regulations that immunize from prosecution certain business arrangements under the Anti-Kickback Statute. The fact that a given business arrangement does not fall within one of these safe harbor provisions does not render the arrangement illegal, but business arrangements of healthcare service providers that fail to satisfy the applicable safe harbor criteria are reviewed based upon a facts and circumstances analysis to determine whether a violation may have occurred. Some of the financial arrangements that we may maintain may not meet all of the requirements for safe harbor protection. The authorities that enforce the Anti-Kickback Statute may in the future determine that one or more of these financial arrangements violate the Anti-Kickback Statute or other federal or state laws. A determination that a financial arrangement violates the Anti-Kickback Statute could subject us to liability under the SSA, including criminal and civil penalties, as well as exclusion from participation in government programs such as Medicare and Medicaid or other federal healthcare programs. In addition, an increasing number of states in which we operate have laws that prohibit some direct or indirect payments, similar to the Anti-Kickback Statute, if those payments are designed to induce or encourage the referral of patients to a particular provider. Possible sanctions for violation of these restrictions include exclusion from state-funded healthcare programs, loss of licensure, and civil and criminal penalties. Statutes vary from state to state, are often vague, and may not have been interpreted by courts or regulatory agencies.

In order to obtain additional clarification on the Anti-Kickback Statute, a provider can obtain written interpretative advisory opinions from the OIG regarding existing or contemplated transactions. Advisory opinions are binding as to HHS, but only with respect to the requesting party or parties. The advisory opinions are not binding as to other governmental agencies (e.g., the Department of Justice) and certain matters (e.g., whether certain payments made in conjunction with conduct seeking to meet certain safe harbor protections are at fair market value) are not within the purview of an advisory opinion.

In 1998, the OIG issued an advisory opinion in which it concluded that a proposed management services contract between a medical practice management company and a physician practice, which provided that the management company would be reimbursed for the fair market value of its operating services and its costs and paid a percentage of net practice revenues, may constitute illegal remuneration under the Anti-Kickback Statute. The OIG’s analysis focused on the marketing activities conducted by the management company and concluded that the management services arrangement described in the advisory opinion included financial incentives to increase patient referrals, contained no safeguards against over utilization, and included financial incentives that increased the risk of abusive billing practices. We believe that our contractual relationships with hospitals and physicians are distinguishable from the arrangement described in this advisory opinion with regard to both the types of services provided and the risk factors identified by the OIG. We provide outsourced physician staffing and administrative services to hospitals and other healthcare providers through contractual arrangements with physicians and hospitals. In some instances, we may enter into a contractual arrangement that provides that, as compensation for staffing a hospital department, we will receive a percentage of charges generated by the physician services rendered to patients seeking treatment in that department. However, the nature of our business distinguishes us from the management company in the advisory opinion. We do not usually perform marketing or any other management services for the hospital or the physicians by which we can influence significantly the number of patients who seek treatment at the hospital department and thereby increase the compensation received by us from the hospital or paid by us to physicians. Additionally, in any percentage compensation arrangement we have with a hospital, the compensation paid to us by that hospital takes into account only the professional services rendered by our physicians and does not contain financial incentives to increase the referrals of patients by our physicians to the hospital for hospital services. Nevertheless, we cannot assure you that the OIG, the Department of Justice or other federal regulators will not be able to successfully challenge our arrangements under the Anti-Kickback Statute in the future.

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

The Stark Law provides that the entity that renders the “designated health services” may not present or cause to be presented a claim for “designated health services” furnished pursuant to a prohibited referral. A person who engages in a scheme to circumvent the Stark Law’s prohibitions may be fined up to $100,000 for each applicable arrangement or scheme. In addition, anyone who presents or causes to be presented a claim in violation of the Stark Law is subject to payment denials, mandatory refunds, monetary penalties of up to $15,000 per service, an assessment of up to three times the amount claimed, and possible exclusion from participation in federal healthcare programs. PPACA includes some amendments to the Stark Law. For example, PPACA requires CMS to issue a Voluntary Self-Referral Disclosure Protocol, or SRDP, as a vehicle through which health care providers and suppliers can disclose actual or potential violations of the Stark Law. The SRDP allows CMS to reduce the payment amounts due for Stark Law violations when the violation is self-disclosed but also requires the disclosing party to act within 60 days of identification of an overpayment and does not include any provision for government agency coordination in the event of disclosure.

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

Since the Stark law was enacted there has been an evolving body of regulations. The adoption of new federal or state laws or regulations could affect many of the arrangements entered into by each of the hospitals with which we contract. In addition, courts, Congress, and law enforcement authorities, including the OIG, are increasing the scrutiny of arrangements between healthcare providers and potential referral sources to ensure that the arrangements are not designed as a mechanism to improperly pay for patient referrals and/or other business.

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

The Federal False Claims Act imposes civil liability on individuals and entities that submit or cause to be submitted false or fraudulent claims for payment to the government. On May 20, 2009, the Fraud Enforcement and Recovery Act, or FERA, an act designated to overhaul the Federal False Claims Act, was enacted. FERA greatly expanded the reach of the Federal False Claims Act by eliminating the prior requirement that a false claim be presented to a federal official, or that such a claim directly involve federal funds. The new law clarifies that liability attaches whenever an individual or entity makes a false claim to obtain money or property, any part of which is provided by the government, without regard to whether the individual or entity makes such claim directly to the federal government. Consequently, under FERA, liability attaches when such false claim is submitted to an agent acting on the government’s behalf or with a third party contractor, grantee or other recipient of such federal money or property. Additionally, under FERA, individuals and entities violate the Federal False Claims Act by knowingly retaining historic improper payments (overpayments/overprovisions) even if the individual or entity did not make claim for such payments.

PPACA requires that overpayments be reported and returned within 60 days after the overpayment is identified or the corresponding cost report was due. Failure to report and return the overpayment creates the basis for Federal False Claims Act liability. In addition, PPACA requires that claims submitted to private parties, such as Medicare or Medicaid replacement plans, that have received government funds are subject to Federal False Claims Act liability. Violations of the Federal False Claims Act may include treble damages and penalties of up to $11,000 per false or fraudulent claim.

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

Violations of the Federal Anti-Kickback Statute and the Stark Law have also been used by prosecutors as a basis for Federal False Claims Act liability and under PPACA, a violation of the Federal Anti-Kickback Statute triggers Federal False Claims Act liability.

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

Administrative Simplification and the Transactions, Privacy and Security Rules. HIPAA mandates the adoption of standards for the exchange of electronic health information in an effort to encourage overall administrative simplification and enhance the effectiveness and efficiency of the healthcare industry. Ensuring privacy and security of patient information was one of the key factors behind the legislation, and subsequent regulations established electronic transaction standards that healthcare providers must use when submitting or receiving certain healthcare data electronically and regulated the use and disclosure of individuals’ healthcare information, whether communicated electronically, on paper or verbally. We comply with electronic transaction standards and transmit data in the standardized format to health plans that are able to accept the format.

The regulations also provide patients with significant new rights related to understanding and controlling how their health information is used or disclosed. We have privacy policies for our covered entity activities and have entered into business associate agreements with affiliated providers, including physicians, hospitals and other covered entities and our vendors. We believe we are in substantial compliance with the HHS’ final regulations concerning the privacy of healthcare information.

We believe we are currently in substantial compliance with regulations that CMS issued concerning the security of electronic protected healthcare information. These regulations mandate the use of certain administrative, physical and technical safeguards to protect the confidentiality, integrity, and availability of electronic protected healthcare information. We evaluated our systems, procedures and policies relative to the security of electronic protected healthcare information and modified them as necessary to comply with the security regulations.

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

HHS’ regulations relating to the enforcement and imposition of penalties on entities that violate a HIPAA standard set forth procedural and substantive requirements for the enforcement and imposition of civil penalties under HIPAA. At this time, we believe our operations are currently conducted in substantial compliance with these HIPAA requirements.

The American Recovery and Reinvestment Act, or ARRA, its amendments and its regulations, include additional requirements related to the privacy and security of patient information. It extends compliance with the Privacy Rule and Security Rule to business associates; requires, in certain instances, the reporting of incidents where the security of patient information has been compromised; increases penalties for HIPAA violations; and provides state attorneys general with enforcement authority over the Privacy Rule and Security Rule.

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

ARRA includes breach notification provisions, which provide that in the event of a breach of “unsecured” patient information, disclosure must be made to the patient, the Secretary of HHS, and in some cases the media. Electronic patient information is “unsecured” if it is not encrypted in accordance with standards required by HHS. At this time we believe that our operations currently encrypt electronic patient information in accordance with HHS standards.

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

PPACA also required CMS to issue a series of regulations designed to streamline healthcare administrative transactions, encourage greater use of standards by providers, and make existing standards work more effectively. On July 8, 2011, CMS issued an interim final rule related to electronic health care transactions for determining patient eligibility and tracking the status of health care claims. On January 5, 2012, CMS issued another interim final rule related to use of electronic funds transfers. Additional administrative simplification rules will be published in the future related to unique identifiers for health plans, standards for claims attachments, and requirements for certifying compliance with HIPAA standards and operating rules. Based on the existing and proposed administrative simplification of HIPAA regulations, we believe the cost of our compliance with HIPAA will not have a material adverse effect on our business, financial condition or results of operations.

The U.S. healthcare industry’s transition from ICD-9 to ICD-10 for medical diagnosis and inpatient procedure coding will occur in two stages, each requiring significant investment in appropriate software as well as training and changes in business operations and workflows. Disruptions in service may also occur as a result of these changes. On January 1, 2012, standards for electronic healthcare transactions related to claims, eligibility inquiries, and remittance advices change will convert to Version 5010, which accommodates the ICD-10 codes. CMS enforcement for non-compliance with these new standards will begin after March 31, 2012. Starting on October 1, 2013, ICD-10 codes must be used on all HIPAA transactions, including outpatient claims with dates of service, and inpatient claims with dates of discharge on and after October 1, 2013.

In July 2010, HHS issued regulations establishing the technical capabilities required for certified electronic health record technology and “meaningful use” objectives that providers must meet to qualify for bonus payments under the Medicare Program. Bonus payments began in May 2011 and will continue until 2016. Starting in 2015, Medicare reimbursement will be adjusted for providers that have not demonstrated meaningful use. Significant expenditures may be necessary to facilitate connectivity to hospital systems or otherwise develop e-prescribing and electronic medical record capabilities.

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

Related Laws and Guidelines. Because we perform services at hospitals, outpatient facilities and other types of healthcare facilities, we and our affiliated providers may be subject to laws that are applicable to those entities. For example, our operations are impacted by the Emergency Medical Treatment and Labor Act, or EMTALA, that prohibits “patient dumping” by requiring Medicare-participating hospitals and hospital ED physicians or hospital urgent care center physicians to provide a medical screening examination to any patient presented to the hospital’s ED or urgent care center, regardless of the patient’s ability to pay, legal status or citizenship. In addition, if it is determined that the individual has an emergency medical condition, the facility must provide stabilizing treatment within its capabilities or provide for an appropriate transfer of the individual. Many states in which we operate have similar state law provisions concerning patient dumping.

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

Company Website and Availability of SEC Filings

The Company’s Internet website is www.teamhealth.com. Information on the Company’s website is not incorporated by reference herein and is not a part of this Form 10-K. The Company makes available free of charge and provides a link on its website to the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after those reports are electronically filed with, or furnished to, the SEC. To access these filings, go to the Company’s website, then click on “SEC Filings” under the “Financials” heading on the “Investor Relations” page.

The Company uses its Web site as a channel of distribution for material Company information. Financial and other material information regarding the Company is routinely posted on the Company’s website and is readily accessible.

Special Note About Forward-Looking Statements

Statements made in this Form 10-K that are not historical facts and that reflect the current view of the Company about future events and financial performance are hereby identified as “forward-looking statements.” Some of these statements can be identified by terms and phrases such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “could,” “should” “may,” “plan,” “project,” “predict” and similar expressions and include references to assumptions that we believe are reasonable and relate to our future prospects, developments and business strategies. The Company cautions readers of this Form 10-K that such “forward-looking statements,” including without limitation, those relating to the Company’s future business prospects, revenue, working capital, professional liability expense, liquidity, capital needs, interest costs and income, wherever they occur in this Form 10-K or in other statements attributable to the Company, are necessarily estimates reflecting the judgment of the Company’s senior management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the “forward-looking statements.” For a discussion of factors that could cause our actual results to differ materially from those expressed or implied in such forward-looking statements see “Item 1A—Risk Factors” below and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.”

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

Our operations and performance depend significantly on economic conditions. Over the past three years, the U. S. economy has experienced a prolonged economic downturn. While economic conditions have recently improved, there is continued uncertainty regarding the timing or strength of any economic recovery. If the current economic situation remains weak or deteriorates further, our business could be negatively impacted by reduced demand for our services or third-party disruptions resulting from higher levels of unemployment, government budget deficits and other adverse economic conditions. For example, loss of jobs and lack of health insurance as a result of the deterioration of the economy could depress demand for healthcare services generally. Patient volume trends in our staffed hospital EDs could be adversely affected as individuals potentially defer or forgo seeking care in such departments due to the loss or reduction of coverage previously available to such individuals under commercial insurance or government healthcare programs. In addition, the continuation of the current economic downturn may adversely impact our ability to collect for the services we provide as higher unemployment and reductions in commercial managed care enrollment may increase the number of uninsured and underinsured patients seeking healthcare at one of our staffed EDs. We could also be negatively affected if the federal government or the states reduce funding of Medicare, Medicaid and other federal and state healthcare programs in response to increasing deficits in their budgets. For example, debt ceiling legislation enacted on August 2, 2011 established a bipartisan, bicameral panel to identify up to $1.5 trillion in spending cuts. The failure of that panel to reach consensus has triggered 2% across-the-board cuts in Medicare reimbursement starting in 2013 unless Congress and the Administration decide to enact a new law to modify these sequestration obligations.

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

On March 23, 2010, President Obama signed into law the Patient Protection and Affordable Care Act, or PPACA, which significantly affects the United States healthcare system. One of PPACA’s key goals is to increase access to health benefits for the uninsured or underinsured populations. PPACA also includes Medicare payment and delivery reforms aimed at containing costs, rewarding quality and improving outcomes through coordinated care arrangements. For example, PPACA reduces annual payment rates for Medicare providers, implements productivity adjustments to the hospital market basket update, and reduces Medicare Disproportionate Share Hospital, or DSH, payments to hospitals. Payments to hospitals will also be reduced if the hospital has excessive readmission rates or hospital acquired conditions. PPACA requires the creation of a value-based purchasing program, starting in FY 2013, that rewards hospitals for improving on or achieving performance standards related to quality measures. PPACA also requires the establishment of a physician value-based payment system, starting on January 1, 2015, that would adjust payments to high performing physicians through the use of a “value-modifier”. In the 2012 Medicare Physician Schedule, or MPFS, the Centers for Medicare & Medical Services, or CMS, finalized 2013 as the reporting period for the 2015 payment adjustment. PPACA also provides Medicare bonus payments to primary care physicians and general surgeons practicing in health professional shortage areas. PPACA includes provisions to test new payment and delivery models, such as accountable care organizations, bundled payment arrangements, and patient-centered medical homes, which require collaboration among providers and integration of care in order to reduce costs and increase quality. There are similar reductions and reforms under the Medicaid program. Some key provisions in PPACA involve new federal rules related to private health insurance offerings. For example, there is a new review for unreasonable premium increases and new medical loss ratio obligations designed to maximize benefits to consumers. These and other new federal rules in PPACA are expected to create pricing pressure on private health insurance premiums. As a result, there may be pricing pressure for providers. PPACA also includes provisions that expand and increase the government’s ability to audit, investigate and combat healthcare program fraud, abuse and waste.

PPACA is currently the subject of constitutional challenges in various federal courts, as well as certain legislative initiatives to repeal the healthcare reforms implemented in 2010. Some federal courts have upheld the constitutionality of PPACA or dismissed the constitutional challenges on procedural grounds. Others have held the requirement that individuals maintain health insurance or pay a penalty (i.e., the “individual mandate”) to be unconstitutional. Those courts finding the individual mandate to be unconstitutional have either found PPACA to be void in its entirety or have struck down only the portions of the law related to the individual mandate and upheld the remaining provisions. In November 2011, the Supreme Court granted certiorari to decide whether certain provisions of PPACA are constitutional, and if not, whether the entire law must be struck down. Further, the Supreme Court will consider other procedural and substantive issues related to the Court’s ability to rule on the constitutional challenges. Oral arguments will be held in March 2012 and a decision is expected in June 2012. It is unclear what will occur in the long term with respect to these challenges, and therefore it is unclear how implementation of PPACA may be delayed or blocked in the future.

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

Under Medicare law CMS is required to update the MPFS payment rates annually based on a formula which includes application of the sustainable growth rate, or SGR, that was adopted in the Balanced Budget Act of 1997. This formula has yielded negative updates every year beginning in 2002, although CMS was able to take administrative steps to avert a reduction in 2003, and Congress has taken a series of legislative actions to prevent reductions from 2004 to 2012.

In November 2011, CMS released the final rule to update the 2012 MPFS. Included in the final rule are changes in reimbursement that are overall budget neutral, but redistribute payments between different medical specialties. We estimate that the final rule will reduce 2012 reimbursement rates to emergency medicine providers by 1.5% and will increase 2012 reimbursement rates to anesthesiologists by 1%. These estimated reimbursement changes exclude any potential reduction associated with SGR changes in 2012 currently estimated to be 27.4%.Unless Congress and the Administration act, the estimated 27.4% cut will go into effect on March 1, 2012.

Any future reductions in amounts paid by government programs for physician services or changes in methods or regulations governing payment amounts or practices could cause our revenues to decline and we may not be able to offset reduced operating margins through cost reductions, increased volume or otherwise.

If governmental authorities determine that we violate Medicare, Medicaid or other government payer reimbursement laws or regulations, our revenues may decrease and we may have to restructure our method of billing and collecting Medicare, Medicaid or other government program payments, respectively. If third party payers disallow requests for reimbursement, our revenues may decrease and our business practices may be subject to challenge.

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

We staff physician assistants and nurse practitioners, sometimes referred to collectively as mid-level practitioners, to provide care under the supervision of physicians. State and federal laws require that such supervision be performed and documented using specific procedures. We believe our billing and documentation practices related to our use of mid-level practitioners substantially comply with applicable state and federal laws, but enforcement authorities may find that our practices violate such laws.

When our clinicians’ services are covered by multiple third-party payers, such as a primary and a secondary payer, financial responsibility must be allocated among the multiple payers in a process known as “coordination of benefits,” or COB. The rules governing COB are complex, particularly when one of the payers is Medicare or another government program. Although we believe we currently have procedures in place to assure that we comply with applicable COB rules and that we process refunds appropriately when we receive overpayments or overprovisions, payers or enforcement agencies may determine that we have violated these requirements.

Reimbursement is typically conditioned on our providing the correct procedure and diagnosis codes and properly documenting both the service itself and the medical necessity of the service. Despite our measures to ensure coding accuracy, third-party payers may disallow, in whole or in part, requests for reimbursement based on determinations that certain amounts are not reimbursable, that the service was not medically necessary, that there was a lack of sufficient supporting documentation, or for other reasons. Incorrect or incomplete documentation and billing information, or the incorrect selection of codes, could result in nonpayment, recoupment or allegations of billing fraud.

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

Our operations, including our billing and other arrangements with healthcare providers, are subject to extensive federal and state government regulation and are subject to audits, inquiries and investigations from government agencies from time to time. Such regulations include numerous laws directed at payment for services, conduct of operations, and preventing fraud and abuse, laws prohibiting general business corporations, such as us, from practicing medicine, controlling physicians’ medical decisions or engaging in some practices such as splitting fees with physicians, and laws regulating billing and collection of reimbursement from government programs, such as Medicare and Medicaid, and from private payers. Those laws may have related rules and regulations that are subject to interpretation and may not provide definitive guidance as to their application to our operations, including our arrangements with hospitals, physicians and professional corporations. See “Business—Regulatory Matters.”

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

We and the health care providers for which we provide staffing are subject to billing investigations and audits by private payers, federal and state authorities, as well as auditing contractors for governmental programs that could have a material adverse effect on our business, financial conditions and results of operations.

State and federal statutes impose substantial penalties, including civil and criminal fines, exclusion from participation in government healthcare programs and imprisonment, on entities or individuals (including any individual corporate officers or physicians deemed responsible) that fraudulently or wrongfully bill governmental or other third-party payers for healthcare services. In addition, federal and certain state laws allow a private person to bring a civil action in the name of the U.S. government for false billing violations or other types of false claims. Moreover, the federal government has contracted with private entities to audit and recover revenue resulting from payments made in excess of federal and state program requirements. These entities include Recovery Audit Contractors, or RACs, who are responsible for auditing Medicare claims, and Medicaid Integrity Contractors, who are responsible for auditing Medicaid claims. The RAC program was expanded from a demonstration to a permanent Medicare program in 2006, and was further expanded by PPACA to include Medicaid and Medicare Parts C and D. In addition, Zone Program Integrity Contractors, or ZPICs, are responsible for the identification of suspected fraud through medical record review. We believe that additional audits, inquiries and investigations from government agencies will continue to occur from time to time in the ordinary course of our business, including as a result of our arrangements with hospitals and healthcare providers. In addition, we may be subject to increased audits from private payers to the extent they encounter pricing pressures related to healthcare reform. This could result in substantial defense costs to us and a diversion of management’s time and attention. Such pending or future audits, inquiries or investigations, or the public disclosure of such matters, may have a material adverse effect on our business, financial condition and results of operations.

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

We could also be liable for claims against our clinicians for incidents that occurred but were not reported during periods for which claims-made insurance covered the related risk. Under generally accepted accounting principles, the cost of professional liability claims, which includes the estimated costs associated with litigating or settling claims, is accrued when the incidents that give rise to the claims occur. The accrual includes an estimate of the losses that will result from incidents, which occurred during the claims-made period, but were not reported during that period. These claims are referred to as incurred-but-not-reported claims, or IBNR claims. With respect to those clinicians for whom we provide coverage for claims that occurred during periods prior to March 12, 2003, we have acquired extended reporting period coverage, or tail coverage, for IBNR claims from a commercial insurance company. Claim losses for periods prior to March 12, 2003 may exceed the limits of available insurance coverage or reserves established by us for any losses in excess of such insurance coverage limits.

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

We receive a substantial portion of our payments for healthcare services on a fee for service basis from third-party payers, including Medicare, Medicaid, the U.S. government’s military healthcare system and other governmental programs, private insurers and managed care organizations. We estimate that we have received approximately 70% and 63% of our net revenues less provision for uncollectibles from such third-party payers during 2011 and 2010, respectively. We estimate that such amounts included approximately 17% from Medicare in both 2011 and 2010 and 10% and 11% from Medicaid programs in 2011 and 2010, respectively.

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

We also may not be paid with respect to co-payments and deductibles that are the patient’s financial responsibility or in those instances when physicians provide healthcare services to uninsured and underinsured individuals. Amounts not covered by third-party payers are the obligations of individual patients from whom we may not receive whole or partial payment. We also may not receive whole or partial payments from uninsured and underinsured individuals. As a result of government laws and regulations requiring hospitals to screen and treat patients who have an emergency medical condition regardless of their ability to pay and our obligation to provide such screening or treatment, a substantial increase in self-pay patients could result in increased costs associated with physician services for which sufficient net revenues less provision for uncollectibles are not realized to offset such additional physician service costs. In such an event, our earnings and cash flow would be adversely affected, potentially affecting our ability to maintain our restrictive debt covenant ratios and meet our financial obligations.

We make efforts to collect from patients any co-payments and other payments for services that our affiliated providers provide to the patients. The federal Fair Debt Collection Practices Act restricts the methods that companies may use to contact and seek payment from consumer debtors regarding past due accounts. State laws vary with respect to debt collection practices, although most state requirements are similar to those under the Fair Debt Collection Practices Act. If our collection practices are viewed as inconsistent with these standards, we may be subject to damages and penalties.

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

We derive our revenues from ED services provided by affiliated providers primarily through two types of arrangements. If we have a flat fee contract with a hospital, the hospital bills and collects fees for physician services and remits a negotiated amount to us monthly. If there is a fee for service contract with a hospital, either we or our affiliated providers collect the fees for professional services. Consequently, under fee for service contracts, we assume the financial risks related to changes in the mix of insured, uninsured and underinsured patients and patients covered by government sponsored healthcare programs, third party reimbursement rates and changes in patient volume. We are subject to these risks because under fee for service contracts, fees decrease if a smaller number of patients receive physician services or if the patients who do receive services do not pay their bills for services rendered or we are not fully reimbursed for services rendered. Our fee for service contractual arrangements also involve a credit risk related to services provided to uninsured and underinsured individuals. This risk is exacerbated in the hospital ED physician-staffing context because federal law requires hospital EDs to evaluate all patients regardless of the severity of illness or injury. We believe that uninsured and underinsured patients are more likely to seek care at hospital EDs because they frequently do not have a primary care physician with whom to consult. We also collect a relatively smaller portion of our fees for services rendered to uninsured and underinsured patients than for services rendered to insured patients. In addition, fee for service contracts also have less favorable cash flow characteristics in the start-up phase than traditional flat-rate contracts due to longer collection periods. Our revenues could also be reduced if third-party payers successfully negotiate lower reimbursement rates for our physician services.

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

In addition, the majority of the patient visits for which we bill payers are processed in one of three regional billing centers. A disruption of services at any one of these locations could result in a delay in billing and thus cash flows to us, as well as potential additional costs to process billings in alternative settings or locations. In 2011, our billing centers processed approximately 90% of our patient visit billings using a common automated billing system. While we employ what we believe are adequate back-up alternatives in the event of a main computer site disaster, failure to execute our back-up plan successfully or timely may cause a significant disruption to our cash flows and temporarily increase our billing costs. In the event that we do not timely or accurately bill for our services, our net revenues may be subject to a significant negative impact.

If we are unable to timely enroll healthcare professionals in the Medicare program, our collections and revenues will be harmed.

In the 2009 MPFS, CMS substantially reduced the time within which physicians and other healthcare professionals can retrospectively bill Medicare for services provided by such providers from 27 months prior to the effective date of the enrollment to 30 days prior to the effective date of the billing privileges. In addition, the new enrollment rules set forth in the 2009 MPFS provide that the effective date of the enrollment will be the later of the date on which the enrollment was filed and approved by the Medicare contractor and the date on which the healthcare professional began providing services. PPACA also adds new screening requirements for enrollment and re-enrollment, as well as enhanced oversight periods for new providers and suppliers, and new requirements for Medicare and Medicaid program providers and suppliers to establish compliance programs. If we are unable to properly enroll our physicians and other healthcare professionals within the 30 days after such provider begins providing services, we will be precluded from billing Medicare for any services that were provided to a Medicare beneficiary more than thirty days prior to the effective date of the enrollment. Such failure to timely enroll healthcare professionals could have a material adverse effect on our business, financial condition and results of operations.

A reclassification of our independent contractor physicians by tax authorities could require us to pay retroactive taxes and penalties, which could have a material adverse effect on us.

As of December 31, 2011, we contracted with approximately 2,800 affiliated physicians as independent contractors to fulfill our contractual obligations to clients. Because we consider many of the physicians with whom we contract to be independent contractors, as opposed to employees, we do not withhold federal or state income or other employment related taxes, make federal or state unemployment tax or Federal Insurance Contributions Act payments, or provide workers’ compensation insurance with respect to such affiliated physicians. Our contracts with our independent contractor physicians obligate these physicians to pay these taxes. The classification of physicians as independent contractors depends on the facts and circumstances of the relationship. In the event federal or state taxing authorities determine that the physicians engaged as independent contractors are employees, we may be adversely affected and subject to retroactive taxes and penalties. Under current federal tax law, a safe harbor from reclassification, and consequently retroactive taxes and penalties, is available if our current treatment is consistent with a long-standing practice of a significant segment of our industry and if we meet certain other requirements. If challenged, we may not prevail in demonstrating the applicability of the safe harbor to our operations. Further, interested persons have recently proposed to eliminate the safe harbor and may do so again in the future. If such proposals are reintroduced and passed by Congress, they could impact our classification of independent contractor physician which could have a material adverse effect on our business, financial condition and results of operations.

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

During the year ended December 31, 2011, Florida and Tennessee accounted for approximately 16% and 15%, respectively, of our net revenues less provision for uncollectibles. If our programs in these states are adversely affected by changes in regulatory, economic and other conditions or natural disasters in such states, our revenues and profitability may decline.

We derive a portion of our net revenues from services provided to the U.S. Department of Defense within the Military Health System Program, or MHS Program. These revenues are derived from contracts subject to a competitive bidding process.

We are a provider of healthcare professionals that serve military personnel and their dependents in military treatment facilities nationwide. Our net revenues derived from military healthcare staffing totaled $152.1 million in 2009, $91.7 million in 2010 and $85.6 million in 2011. During the fourth quarter of 2010, we recognized a non-tax deductible charge of $48.8 million to reduce the carrying value of the goodwill associated with this division.

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

Between 2006 and 2011, acquisitions have contributed approximately 25.4% toward overall growth in net revenues less provision for uncollectibles during this period. We expect to continue to seek opportunities to grow through attractive acquisitions. However, our acquisition strategy could present some challenges. Some of the difficulties we could encounter include: problems identifying all service and contractual commitments of the acquired entity, evaluating the stability of the acquired entity’s hospital contracts, integrating financial and operational software, accurately projecting physician and employee costs, and evaluating their regulatory compliance. Our acquisition strategy is also subject to the risk that, in the future, we may not be able to identify suitable acquisition candidates, be successful in expanding into new lines of business, obtain acceptable financing or consummate desired acquisitions, any of which could inhibit our growth. Additionally, we compete for acquisitions with other potential acquirers, some of which may have greater financial or operational resources than we do. This competition may intensify due to the ongoing consolidation in the healthcare industry, which may increase our acquisition costs. Also, we may acquire individual or group medical practices that operate with lower profit margins as compared with our current or expected profit margins or which have a different payor mix than our other practice groups, which would reduce our profit margins. We may also incur or assume indebtedness or issue equity in connection with acquisitions. The issuance of shares of our common stock for an acquisition may result in dilution to our existing shareholders and depending on the number of shares that we issue, the resale of such shares could affect the trading price of our common stock. In addition, in connection with acquisitions, we may need to obtain the consent of third parties who have contracts with the entity to be acquired, such as managed care companies or hospitals contracting with the entity. We may be unable to obtain these consents. If we fail to integrate acquired operations, fail to manage the cost of providing our services or fail to price our services appropriately, our operating results may decline.

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

Continued expansion of our business may require additional capital. In the future, it is possible that we will be required to raise additional funds through public or private financings, collaborative relationships or other arrangements. Global credit markets and the financial services industry have been experiencing a period of unprecedented turmoil, characterized by the bankruptcy, failure or sale of various financial institutions and an unprecedented level of intervention from the U.S. and other governments. These events have led to unparalleled levels of volatility and disruption to the capital and credit markets and have significantly adversely impacted global economic conditions, resulting in additional, significant recessionary pressures and further declines in investor confidence and economic growth. Despite significant government intervention, global investor confidence remains low and credit remains relatively scarce. These disruptions in the financial markets, including the bankruptcy and restructuring of certain financial institutions, may adversely impact the current availability of credit and the availability and cost of credit in the future. Accordingly, if we need to seek additional funding, we may be significantly reduced in our ability to attract public or private financings or financial partners or relationships as a source of additional capital. In addition, this additional funding, if needed, may not be available on terms attractive to us, if at all. Furthermore, any additional debt financing, if available, may involve restrictive covenants that could restrict our ability to raise additional capital or operate our business. Our failure to raise capital when needed could harm our competitive position, business, financial condition and results of operations.

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

In general, recruiting physicians to staff contracts in regions of the country for economically disadvantaged hospitals is challenging. Occasionally, the recruiting of providers may not occur quickly enough to fill all openings with permanent staff. In these situations, clinical shifts are often filled temporarily by our existing clinicians from other areas of our company. If such assistance is not available for any reason, we utilize staffing from our locum tenens company to fill the staffing need until a permanent candidate is identified. Finally, if the aforementioned alternatives are unsuccessful, we contract with one of the many third-party locum tenens companies that exist to provide these services to healthcare facilities or companies such as ours.

Our ability to attract and retain clinicians depends on several factors, including our ability to provide competitive benefits and wages. If we do not increase benefits and wages in response to increases by our competitors, we could face difficulties attracting and retaining qualified healthcare personnel. In addition, if we raise wages in response to our competitors’ wage increases and are unable to pass such increases on to our clients, our margins could decline, which could adversely affect our business, financial condition and results of operations.

Additionally, our ability to recruit physicians is closely regulated. For example, the types, amount and duration of assistance we can provide to recruited physicians are limited by the Stark law, the Anti-kickback Statutes, state anti-kickback statutes, and related regulations. For example, the Stark law requires, among other things, that recruitment assistance can only be provided to physicians who meet certain geographic and practice requirements, that the amount of assistance cannot be changed during the term of the recruitment agreement, and that the recruitment payments cannot generally benefit physicians currently in practice in the community beyond recruitment costs actually incurred by them. In addition to these legal requirements, there is competition from other communities and facilities for these physicians, and this competition continues after the physician is practicing in one of our communities.

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

Such competition could adversely affect our ability to obtain new contracts, retain existing contracts and increase our profit margins. We compete with national and regional healthcare services companies and physician groups. In addition, some of these entities may have greater access than we do to physicians and potential clients. All of these competitors provide healthcare services that are similar in scope to some, if not all, of the services we provide. Although we and our competitors operate on a national or regional basis, the majority of the targeted hospital community for our services engages local physician practice groups to provide services similar to the services we provide. We therefore also compete against local physician groups and self-operated hospital EDs for satisfying staffing and scheduling needs.

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

Our business depends on numerous complex information systems, some of which are licensed from third parties, and any failure to successfully maintain these systems or implement new systems or any disruptions in our information systems could materially harm our operations.

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

Any system failure that causes disruption in, or availability of, our information systems could adversely affect our operations. Although our information systems are protected through a secure hosting facility and additional backup remote processing capabilities also exist in the event our primary systems fail, our systems are vulnerable to computer viruses, break-ins, cyberattacks, disruptions caused by unauthorized tampering or outages caused by natural disasters. In the event our systems remain inaccessible for an extended period of time, our ability to maintain billing and clinical records reliably, bill for services efficiently, maintain our accounting and financial reporting accurately and otherwise conduct our operations would be impaired. Furthermore, our operations rely on the reliable and secure processing, storage and transmission of confidential and other information in our computer systems and networks. In the event we experience security breaches of our information systems, we could be subject to liabilities under privacy and security laws and suffer significant reputational harm. Although we believe we have robust information security procedures and other safeguards in place, we may be required to expend additional resources to continue to enhance our information security measures and/or to investigate and remediate any information security vulnerabilities.

There are evolving standards in the healthcare industry relating to electronic medical records and e-prescribing. In 2006, both the OIG and CMS issued exceptions to the Stark law and safe harbors to the federal Anti-Kickback Statute for certain e-prescribing arrangements and established the conditions under which entities may donate to physicians (and certain other recipients under the safe harbor) interoperable electronic health records software, information technology and training services. Additionally, the rules permit hospitals and certain other entities to provide physicians (and certain other recipients under the safe harbor) with hardware, software, or information technology and training services necessary and used solely for electronic prescribing. Both rules are permissive, meaning that if requirements are met, they permit the offering or furnishing of free or discounted technology to referral sources. However, the government has signaled its interest in making certain universal e-prescribing and electronic health records mandatory. New legislation enacted under the Health Information Technology for Economic and Clinical Health Act, or HITECH Act, of the American Recovery and Reinvestment Act of 2009, or ARRA, requires the government to work to adopt standards-based electronic health records. Final regulations issued in July 2010 establish the technical capabilities required for certified electronic health records, as well as “meaningful use” objectives that providers must meet to qualify for bonus payments under the Medicare Program. CMS is also in the process of issuing a series of regulations designed to streamline health care administrative transactions, encourage greater use of standards by providers, and make existing standards work more effectively. We are devoting significant resources to facilitate connectivity to hospital systems or otherwise develop e-prescribing and electronic medical record capabilities. The failure to successfully implement and maintain operational, financial and billing information systems could have a material adverse effect on our business, financial condition and results of operations.

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

We have a significant amount of indebtedness. As of December 31, 2011 our total indebtedness was $420.0 million, excluding $200.0 million of availability under our senior secured revolving credit facility (without giving effect to $6.6 million of undrawn letters of credit which reduces availability). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in this Form 10-K. A 0.25% increase in the expected rate of interest under our senior secured credit facilities would increase our annual interest expense by approximately $1.0 million.

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

Furthermore, all of our debt under our senior secured credit facilities bears interest at variable rates. We are subject to an increase in rates under our Term A loan and revolving credit facility in the event our leverage ratio increases. If these rates were to increase significantly, the risks related to our substantial debt would intensify.

Despite current indebtedness levels, we and our subsidiaries may still be able to incur substantially more debt, which could further exacerbate the risks associated with our substantial leverage.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. Although our credit agreement contains restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. If we incur additional debt above the levels currently in effect, the risks associated with our leverage, including those described above, would increase. The senior secured revolving credit facility provides aggregate availability of up to $225.0 million, of which $25.0 million was drawn (excluding $6.6 million in undrawn outstanding letters of credit which reduces availability) as of December 31, 2011.

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

The market price of our common stock may be volatile due to a number of factors such as those listed in “Risks Related to Our Business” and the following, some of which are beyond our control:

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

As of December 31, 2011, investment funds associated with or designated by the Sponsor beneficially owned, through Ensemble Parent LLC, 54.1%, of our outstanding common stock and voting power. As a result, the Sponsor has the ability to present for election a corresponding percentage of the members of our board of directors and thereby may control our affairs, policies and operations, such as the appointment of management, future issuances of our common stock or other securities, the payments of dividends, if any, on our common stock, the incurrence of debt by us, amendments to our certificate of incorporation and bylaws and the entering into of extraordinary transactions, and their interests may not in all cases be aligned with your interests. In addition, the Sponsor may have an interest in pursuing acquisitions, divestitures and other transactions that, in their judgment, could enhance their equity investment, even though such transactions might involve risks to you. For example, the Sponsor could cause us to make acquisitions that increase our indebtedness or to sell revenue-generating assets.

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

As of December 31, 2011, investment funds associated with or designated by the Sponsor beneficially own, through Ensemble Parent LLC, 54.1%, of our outstanding common stock and voting power. Because affiliates of the Sponsor own more than 50% of the voting power of our company, we are considered a “controlled company” for the purposes of The New York Stock Exchange, or NYSE, listing requirements. As such, we have elected not to comply with certain NYSE corporate governance requirements that: (1) a majority of the board of directors consist of independent directors, (2) we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities and (3) we have a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities. We are currently utilizing some of these exemptions. As a result, we do not have a majority of independent directors, and we do not have a compensation committee and a nominating and corporate governance committee consisting entirely of independent directors.

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

Effective January 1, 2010, we leased approximately 60,000 square feet at 265 Brookview Centre Way for our corporate headquarters. During 2012 we are expanding this space to approximately 73,000 square feet. We also lease or sublease other facilities for our corporate functions as well as for the operations of our clinics, billing centers and certain regional operations. We believe our present facilities are substantially adequate to meet our current and projected needs. The leases and subleases have various terms primarily ranging from one to ten years and monthly rents ranging from approximately $1,000 to $110,000. Our monthly lease payments total approximately $1.0 million. We expect to be able to renew each of our leases or to lease comparable facilities on terms commercially acceptable to us.

Item 3.	Legal Proceedings

We are currently a party to various legal proceedings in the ordinary course of our business. While we currently believe that the ultimate outcome of such proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position or overall trends in results of operations, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on our net earnings in the period in which the ruling occurs. The estimate of the potential impact from such legal proceedings on our financial position or overall results of operations could change in the future.

Item 4.	Mine Safety Disclosures

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock began trading on December 16, 2009 on the New York Stock Exchange (“NYSE”) under the symbol “TMH.” Prior to that date, there was no public market for our common stock. As of February 1, 2012, there were 183 holders of record of our common stock. This does not include persons who hold our common stock in nominee or “street name” accounts through brokers or banks.

The following table sets forth the high and low sales prices per share of our common stock as reported on the NYSE from the date our common stock began trading on December 16, 2009 until December 31, 2009 and during the years ended December 31, 2010 and 2011:

	High	Low
Year ended December 31, 2009:
December 16, 2009 to December 31, 2009	$14.04	$12.00
Year ended December 31, 2010:
First quarter	$18.46	$13.58
Second quarter	$16.96	$11.81
Third quarter	$14.25	$11.55
Fourth quarter	$16.15	$12.90
Year ended December 31, 2011:
First quarter	$20.29	$14.80
Second quarter	$23.05	$17.52
Third quarter	$24.13	$15.72
Fourth quarter	$23.00	$15.08

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

The following table sets forth our selected historical financial data as of the dates and for the periods indicated. The selected historical financial data as of December 31, 2010 and 2011 and for each of the three years in the period ended December 31, 2011 have been derived from our audited consolidated financial statements included elsewhere in this Form 10-K. We derived the selected historical financial data as of December 31, 2008 from our audited consolidated financial statements and as of December 31, 2007 from our unaudited consolidated financial statements that are not included in this Form 10-K.

You should read the data presented below together with, and qualified by reference to, our consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” each of which is included elsewhere in this Form 10-K.

	Year Ended December 31,
	2007	2008	2009	2010	2011
	(Dollars in thousands, except per share data)
Statement of Operations Data:
Net revenue less provision for uncollectibles	$1,232,065	$1,331,317	$1,423,441	$1,519,264	$1,745,328
Cost of services rendered (exclusive of depreciation and amortization shown separately below):
Professional service expenses	950,872	1,046,806	1,102,091	1,170,208	1,348,255
Professional liability costs	21,057	15,247	32,178	46,356	65,982
General and administrative expenses (includes contingent purchase expense of $2,746, $4,420, $5,001, $13,311, $13,575 for the year ended December 31, 2007, 2008, 2009, 2010 and 2011, respectively)	118,231	123,009	138,307	149,122	169,147
Other expenses (income)	4,054	3,602	35,676	(1,017)	242
Impairment of intangibles	—	9,134	—	50,293	—
Depreciation	8,811	9,859	10,376	11,503	12,208
Amortization	5,865	6,620	7,284	14,416	17,756
Interest expense, net	55,234	45,849	36,679	20,552	12,782
(Gain) loss on extinguishment of debt	—	(1,640)	—	17,122	6,022
Transaction costs	—	2,386	2,120	843	4,149

Earnings from continuing operations before income taxes	67,941	70,445	58,730	39,866	108,785
Provision for income taxes	26,871	29,778	23,682	33,065	43,264

Earnings from continuing operations	41,070	40,667	35,048	6,801	65,521
Loss from discontinued operations, net of taxes	(576)	—	—	—	—

Net earnings attributable to common shareholders/members	$40,494	$40,667	$35,048	$6,801	$65,521

Per Share Data:
Basic net earnings per share	$—	$—	$—	$0.11	$1.01
Unaudited pro forma basic net earnings per share(1)	$0.83	$0.83	$0.71	$—	$—
Weighted average basic shares outstanding (in thousands)	48,790	48,876	49,427	64,177	65,041
Diluted net earnings per share	$—	$—	$—	$0.11	$0.98
Unaudited pro forma diluted net earnings per share(1)	$0.82	$0.82	$0.70	$—	$—
Weighted average diluted shares outstanding (in thousands)	49,385	49,311	49,747	64,641	66,580

Cash Flows and Other Financial Data:
Net cash provided by operating activities	$69,159	$61,971	$75,341	$109,866	$98,799
Net cash used in investing activities	(30,361)	(29,772)	(92,080)	(65,349)	(141,410)
Net cash (used in) provided by financing activities	(12,507)	(16,091)	140,672	(184,511)	22,129
Capital expenditures(2)	12,680	12,141	11,613	11,898	11,977

Balance Sheet Data (at period end):
Cash and cash equivalents	$30,290	$46,398	$170,331	$30,337	$9,855
Working capital (deficit)(3)	69,753	79,431	18,140	11,346	(1,430)
Total assets	695,685	720,138	918,972	781,838	932,316
Total debt(4)	631,500	615,275	611,025	403,750	420,000

Total shareholders’ equity (deficit)	—	—	(103,197)	(68,753)	17,400

Total members’ deficit	$(332,268)	$(295,405)	$—	$—	$—

(1)

Per share data has been computed based upon the number of shares of common stock outstanding immediately after our Corporate Conversion applied to historical net income amounts and gave retroactive effect to the conversion of our limited liability company interests into shares of common stock. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Introduction.”

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

The Corporate Conversion

Effective December 15, 2009, we converted from a limited liability company to a corporation in connection with our initial public offering. In addition to converting Class A units, Class B units and Class C units into common stock, each holder of Class B units and Class C units was also issued vested and unvested options to acquire shares of our common stock in substitution for part of the economic benefits of their outstanding Class B units or Class C units not reflected in the conversion of the units into shares of common stock, with the exercise price of these options equal to the initial public offering price or such higher price as was necessary to accurately reflect the terms of the Class B units or Class C units to which they relate. The common stock received in the conversion associated with unvested Class B units and Class C units and the unvested options are subject to the same vesting schedule that was previously applied to the Class B units or Class C units to which they relate. A total of $6.0 million of pre-tax non-cash share-based compensation expense was and will be recognized in connection with a portion of these option grants. Approximately $4.6 million of this expense was recognized in December 2009, $0.7 million during 2010 and $0.3 million during 2011 with the remaining $0.5 million of expense to be amortized over the vesting period of the applicable common stock and options.

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

2012 Medicare Fee Schedule Changes

The Medicare program reimburses for our services based upon the rates in its Physician Fee Schedule, and each year the Medicare program updates the Physician Fee Schedule reimbursement rates based on a formula approved by Congress in the Balanced Budget Act of 1997. Many private payers use the Medicare fee schedule to determine their own reimbursement rates.

The Medicare law requires the Centers for Medicare and Medicaid Services (CMS) to adjust the Medicare Physician Fee Schedule (MPFS) payment rates annually based on an update formula which includes application of the Sustainable Growth Rate (SGR) that was adopted in the Balanced Budget Act of 1997. This formula has yielded negative updates every year beginning in 2002, although CMS was able to take administrative steps to avoid a reduction in 2003 and Congress took a series of legislative actions to prevent reductions each year from 2004 to 2011, including a two month extension of the 2011 rates through February 2012. However, absent regulatory changes or further Congressional action with respect to the application of the SGR, Medicare physician services will be subject to significant reductions beginning in March, 2012.

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

We estimate the impact on our 2012 ED fee-for-service revenue to be a decline of approximately $4.6 million.

Also included in the CMS regulations is a 0.5% reduction in the 2012 Physician Quality Reporting Initiative (PQRI) bonus payments. The impact on our revenue is estimated to be a $1.2 million decline as compared to 2011 revenue.

Any future reductions in amounts paid by government programs for physician services or changes in methods or regulations governing payment amounts or practices could cause our revenues to decline and we may not be able to offset reduced operating margins through cost reductions, increased volume or otherwise.

Military Healthcare Staffing

We are a provider of healthcare professionals serving patients eligible to receive care in military treatment facilities nationwide administered by the U.S. Department of Defense and beneficiaries of other government agencies in their respective clinical locations. Our revenues derived from military and government facility healthcare staffing totaled $91.7 million and $85.6 million for the years ended December 31, 2010 and 2011, respectively. These revenues are generated from contracts that are subject to a competitive bidding process which primarily takes place during the third quarter of each year. A portion of the contracts awarded during the third quarter of 2010 expired during 2011 and were subject to a competitive rebidding and award process. We were successful in retaining existing business or winning new bids following completion of the bidding process as of October 1, 2011, in the estimated annualized amount of $86.8 million. The estimated annualized amount of $86.8 million included $26.1 million awarded under one-year contracts.

In addition, the process of awarding military and government facility healthcare staffing contracts has shifted in recent years toward an increased bias to award certain contracts to qualified small and minority owned businesses. Although we participate in such small and minority owned business awards to the extent we can serve as a sub-contractor, our revenues from these arrangements are limited compared to an outright contract award, which has been a large contributing factor in the financial performance decline of the military staffing division. Approximately 32.6% and 37.2% of our military staffing revenue for each of the years ended December 31, 2010 and 2011, respectively, was derived through subcontracting agreements with small business prime contractors.

In December 2011, our military staffing division was directed by the Army Medical Command to proceed with a contract originally awarded in 2009 and subsequently re-awarded in June 2011 for completing the construction of and providing clinical staffing and management services for two new Family Health Centers (FHCs) in Northern Virginia. Upon completion of the clinic construction and commencement of clinical staffing and management services which is expected to be on or before June 30, 2012, annual revenues under the contract are estimated to be approximately $43 million.

Radiology Operations

During the fourth quarter of 2010, the Company completed a strategic review of its radiology operations, including past performance and future growth opportunities and based upon the review, concluded that the existing business model of providing teleradiology and radiology staffing services was not a viable long term strategy and could not consistently meet internal growth targets. As a result of this review, the Company made a decision to exit this non-core business line. This process was essentially completed during the first quarter of 2011 with the sale of the teleradiology business. For the years ended December 31, 2009, 2010 and 2011, the radiology division generated approximately $15.7 million, $11.2 million and $7.7 million of net revenue less provision, respectively. Other than the incurrence of operating costs during the wind-down period, we do not currently anticipate any additional significant charges to be realized. See Note 5 to our consolidated financial statements included in this Form 10-K.

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

A significant portion (approximately 85% of our net revenue in the year ended December 31, 2011 and 83% for the year ended December 31, 2010) resulted from fee for service patient visits. Fee for service revenue represents revenue earned under contracts in which we bill and collect the professional component of charges for medical services rendered by our contracted and employed physicians. Under the fee for service arrangements, we bill patients for services provided and receive payment from patients or their third-party payers. Fee for service revenue is reported net of contractual allowances and policy discounts. All services provided are expected to result in cash flows and are therefore reflected as net revenue in the financial statements. Fee for service revenue is recognized in the period that the services are rendered to specific patients and reduced immediately for the estimated impact of contractual allowances in the case of those patients having third-party payer coverage. The recognition of net revenue (gross charges less contractual allowances) from such visits is dependent on such factors as proper completion of medical charts following a patient visit, the forwarding of such charts to one of our billing centers for medical coding and entering into our billing systems and the verification of each patient’s submission or representation at the time services are rendered as to the payer(s) responsible for payment of such services. Net revenue is recorded based on the information known at the time of entering such information into our billing systems as well as an estimate of the net revenue associated with medical charts for a given service period that have not yet been processed into our billing systems. The above factors and estimates are subject to change. For example, patient payer information may change following an initial attempt to bill for services due to a change in payer status. Such changes in payer status have an impact on recorded net revenue due to differing payers being subject to different contractual allowance amounts. Such changes in net revenue are recognized in the period that such changes in the payer become known. Similarly, the actual volume of medical charts not processed into our billing systems may be different from the amounts estimated. Such differences in net revenue are adjusted the following month based on actual chart volumes processed.

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

Net Revenue Less Provision for Uncollectibles. Net revenue less provision for uncollectibles reflects management’s estimate of billed amounts to ultimately be collected. Management, in estimating the amounts to be collected resulting from over nine million annual fee for service patient visits and procedures, considers such factors as prior contract collection experience, current period changes in payer mix and patient acuity indicators, reimbursement rate trends in governmental and private sector insurance programs, resolution of overprovision account balances, the estimated impact of billing system effectiveness improvement initiatives, and trends in collections from self-pay patients and external collection agencies. In developing our estimate of collections per visit or procedure, we consider the amount of outstanding gross accounts receivable by period of service, but do not use an accounts receivable aging schedule to establish estimated collection valuations. Individual estimates of net revenue less provision by contractual location are monitored and refreshed each month as cash receipts are applied to existing accounts receivable and other current trends that have an impact upon the estimated collections per visit are observed. Such estimates are substantially formulaic in nature. In the ordinary course of business we experience changes in our initial estimates of net revenues less provision for uncollectibles during the year following commencement of services. Such provisions and any subsequent changes in estimates may result in adjustments to our operating results with a corresponding adjustment to our accounts receivable allowance for uncollectibles on our balance sheet. Differences between amounts ultimately realized and the initial estimates of net revenue less provision have historically not been material.

Net revenue less provision for uncollectibles for the years ended December 31, 2009, 2010 and 2011, respectively, consisted of the following:

	2009	2010	2011
	(In thousands)
Gross fee for service charges	$4,418,749	$5,090,191	$6,272,831
Unbilled revenue	4,919	4,187	10,254
Less: contractual adjustments	2,403,822	2,873,420	3,616,818

Fee for service revenue	2,019,846	2,220,958	2,666,267
Contract revenue	437,637	422,714	445,849
Other revenue	25,792	27,702	29,562

Net revenue	2,483,275	2,671,374	3,141,678
Less: provision for uncollectibles	1,059,834	1,152,110	1,396,350

Net revenue less provision for uncollectibles	$1,423,441	$1,519,264	$1,745,328

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

The table below summarizes our approximate payer mix as a percentage of fee for service patient volume for the periods indicated:

	Year Ended December 31,
	2009	2010	2011
Payer:
Medicare	21.4%	22.4%	23.0%
Medicaid	26.0	26.4	26.9
Commercial and managed care	28.5	27.5	26.7
Self-pay	21.8	21.7	21.5
Other	2.3	2.0	1.9

Total	100.0%	100.0%	100.0%

Accounts Receivable. As described above and below, we determine the estimated value of our accounts receivable based on estimated cash collection run rates of estimated future collections, by facility contract, for patient visits under our fee for service contract revenue. Accordingly, we are unable to report the payer mix composition on a dollar basis of our outstanding net accounts receivable. However, a 1% change in the estimated carrying value of our net fee for service patient accounts receivable before consideration of the allowance for uncollectible accounts at December 31, 2011 could have an after tax effect of approximately $3.0 million on our financial position and results of operations. Our days of revenue outstanding at December 31, 2010 and at December 31, 2011, were 56.9 days and 62.3 days, respectively. The number of days outstanding will fluctuate over time due to a number of factors. The increase in average days outstanding of approximately 5.4 days includes an increase of 8.8 days related to the increase in estimated value of fee-for-service accounts receivable and an increase of 1.8 days associated with an increase in estimated value of contract accounts receivable. Also contributing to the 5.4 days increase is 0.3 days associated with recent acquisitions. These increases were partially offset by a decrease of 5.5 days resulting from an increase in average revenue per day. The increase in average revenue per day is primarily attributable to an increase in gross charges, increased pricing with managed care plans and increases in average patient acuity. The increase of 1.8 days associated with the increase of contract accounts receivable and the increase of 8.8 days related to fee for service accounts receivable are due primarily to timing of cash collections and valuation adjustments recorded in the period as well as an increase in net revenue from new start up contracts in 2011. Our allowance for doubtful accounts totaled $265.3 million as of December 31, 2011.

Approximately 98% of our allowance for doubtful accounts is related to gross fees for fee for service patient visits. Our principal exposure for uncollectible fee for service visits is centered in self-pay patients and, to a lesser extent, for co-payments and deductibles from patients with insurance. While we do not specifically allocate the allowance for doubtful accounts to individual accounts or specific payer classifications, the portion of the allowance associated with fee for service charges as of December 31, 2011 was equal to approximately 92% of outstanding self-pay fee for service patient accounts.

The majority of our fee for service patient visits are for the provision of emergency care in hospital settings. Due to federal government regulations governing the provision of such care, we are obligated to provide emergency care regardless of the patient’s ability to pay or whether or not the patient has insurance or other third-party coverage for the costs of the services rendered. While we attempt to obtain all relevant billing information at the time emergency care services are rendered, there are numerous patient encounters where such information is not available at time of discharge. In such cases where detailed billing information relative to insurance or other third-party coverage is not available at discharge, we attempt to obtain such information from the patient or client hospital billing record information subsequent to discharge to facilitate the collections process. Collections at the time of rendering such services (emergency room discharge) are not significant. Primary responsibility for collection of fee for service accounts receivable resides within our internal billing operations. Once a claim has been submitted to a payer or an individual patient, employees within our billing operations are responsible for the follow-up collection efforts. The protocol for follow-up differs by payer classification. For self-pay patients, our billing system will automatically send a series of dunning letters on a prescribed time frame requesting payment or the provision of information reflecting that the balance due is covered by another payer, such as Medicare or a third-party insurance plan. Generally, the dunning cycle on a self-pay account will run from 90 to 120 days. At the end of this period, if no collections or additional information is obtained from the patient, the account is no longer considered an active account and is transferred to a collection agency. Upon transfer to a collection agency, the patient account is written-off as a bad debt. Any subsequent cash receipts on accounts previously written-off are recorded as a recovery. For non-self-pay accounts, billing personnel will follow-up and respond to any communication from payers such as requests for additional information or denials until collection of the account is obtained or other resolution has occurred. At the completion of our collection cycle, selected accounts may be transferred to collection agencies under a contingent collection basis. The projected value of future contingent collection proceeds expected to be collected over a multi-year period are considered in the estimation of our overall accounts receivable valuation. For contract accounts receivable, invoices for services are prepared in our various operating areas and mailed to our customers, generally on a monthly basis. Contract terms under such arrangements generally require payment within 30 days of receipt of the invoice. Outstanding invoices are periodically reviewed and operations personnel with responsibility for the customer relationship will contact the customer to follow-up on any delinquent invoices. Contract accounts receivable will be considered as bad debt and written-off based upon the individual circumstances of the customer situation after all collection efforts have been exhausted, including legal action if warranted, and it is the judgment of management that the account is not expected to be collected.

Methodology for Computing Allowance for Doubtful Accounts. We employ several methodologies for determining our allowance for doubtful accounts depending on the nature of the net revenue recognized. We initially determine gross revenue for our fee for service patient visits based upon established fee schedule prices. Such gross revenue is reduced for estimated contractual allowances for those patient visits covered by contractual insurance arrangements to result in net revenue. Net revenue is then reduced for our estimate of uncollectible amounts. Fee for service net revenue less provision for uncollectibles represents our estimated cash to be collected from such patient visits and is net of our estimate of account balances estimated to be uncollectible. The provision for uncollectible fee for service patient visits is based on historical experience resulting from over nine million annual fee for service patient visits. The significant volume of patient visits and the terms of thousands of commercial and managed care contracts and the various reimbursement policies relating to governmental healthcare programs do not make it feasible to evaluate fee for service accounts receivable on a specific account basis. Fee for service accounts receivable collection estimates are reviewed on a quarterly basis for each of our fee for service contracts by period of accounts receivable origination. Such reviews include the use of historical cash collection percentages by contract adjusted for the lapse of time since the date of the patient visit. In addition, when actual collection percentages differ from expected results, on a contract by contract basis, supplemental detailed reviews of the outstanding accounts receivable balances may be performed by our billing operations to determine whether there are facts and circumstances existing that may cause a different conclusion as to the estimate of the collectibility of that contract’s accounts receivable from the estimate resulting from using the historical collection experience. Contract-related net revenue is billed based on the terms of the contract at amounts expected to be collected. Such billings are typically submitted on a monthly basis and aged trial balances prepared. Allowances for estimated uncollectible amounts related to such contract billings are made based upon specific accounts and invoice periodic reviews once it is concluded that such amounts are not likely to be collected. The methodologies employed to compute allowances for doubtful accounts were unchanged between 2011 and 2010.

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

Our commercial insurance policy for professional liability losses for the period March 12, 1999 through March 11, 2003 included insured limits applicable to such coverage in the period. Effective April 2006, we executed an agreement with the commercial insurance provider that issued the policy that ended March 11, 2003 to increase the existing $130.0 million aggregate limit of coverage. Under the terms of the agreement, we will make periodic premium payments to the commercial insurance company and the total aggregate limit of coverage under the policy will be increased by a portion of the premiums paid. We have committed to fund premiums such that the total aggregate limit of coverage under the program remains greater than the paid losses at any point in time. During fiscal years 2009 and 2010, we funded a total of $4.6 million and $2.0 million under this agreement. For the year ended December 31, 2011, we funded a total of $0.8 million and have agreed to fund additional payments, which will be based upon the level of incurred losses relative to the aggregate limit of coverage at that time.

As of December 31, 2011, the current aggregate limit of coverage under this policy was $158.9 million and the estimated loss reserve for claim losses and expenses in excess of the current aggregate limit was $5.3 million.

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

The underlying information that serves as the foundational basis for making our actuarial estimates of professional liability losses is our internal database of incurred professional liability losses. We have captured extensive professional liability loss data going back, in some cases, over twenty years, that is maintained and updated on an ongoing basis by our internal claims management personnel. Our database contains comprehensive incurred loss information for our existing operations as far back as fiscal year 1997 (reflecting the initial timeframe in which we migrated to a consolidated professional liability program concurrent with the consummation of several significant acquisitions) and, in addition, we possess additional loss data that predates 1997 dates of occurrence for certain of our operations. Loss information reflects both paid and reserved losses incurred when we were covered by outside commercial insurance programs as well as paid and reserved losses incurred under our self-insurance program. Because of the comprehensive nature of the loss data and our comfort with the completeness and reliability of the loss data, this is the information that is used in the development of our actuarial loss estimates. We believe this database is one of the largest repositories of physician professional liability loss information available in our industry and provides us and our actuarial consultants with sufficient data to develop reasonable estimates of the ultimate losses under our self-insurance program. In addition to the estimated losses, as part of the actuarial process, we obtain revised payment pattern assumptions that are based upon our historical loss and related claims payment experience. Such payment patterns reflect estimated cash outflows for aggregate incurred losses by period based upon the occurrence date of the loss as well as the report date of the loss. Although variances have been observed in the actuarial estimate of ultimate losses by occurrence period between actuarial studies, the estimated payment patterns have shown much more limited variability. We use these payment patterns to develop our estimate of the discounted reserve amounts. The relative consistency of the payment pattern estimates provides us with a foundation in which to develop a reasonable estimate of the discount value of the professional liability reserves based upon the most current estimate of ultimate losses to be paid and the reasonable likelihood of the related cash flows over the payment period. As of December 31, 2010 and December 31, 2011, our estimated loss reserves were discounted at 3.3% and 1.9%, respectively, which was the current ten year U.S. Treasury rate at those dates, and which reflects the risk free interest rate over the expected period of claims payments.

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

Based on the results of the actuarial study completed in April 2011, management determined no additional change was necessary in our consolidated reserves for professional liability losses during the first quarter of 2011 related to prior year loss estimates. The second semi-annual actuarial study was completed in October 2011. Based on these results, in the third quarter of 2011 we recorded an increase in professional liability reserves associated with prior year loss estimates in the amount of $5.3 million in response to a revaluation of the discounted carrying value of the prior year professional liability reserves due to the decline in the interest rate environment during 2011. Of the total reserve increase, approximately $5.2 million was associated with loss estimates established in prior years for the self-insurance program covering the loss occurrence periods from March 12, 2003 through December 31, 2010. The remaining reserve increase of $0.1 million was associated with the estimated losses in excess of the aggregate limit of coverage under the commercial insurance program that ended March 12, 2003.

The following reflects the current reserves for professional liability costs as of December 31, 2011 (in millions) as well as the sensitivity of the reserve estimates at a 75% and 90% confidence level:

As reported	$162.6
At 75% confidence level	$162.8
At 90% confidence level	$176.3

It is not possible to quantify the amount of the change in our estimate of prior year losses by individual fiscal period due to the nature of the professional liability loss estimates that are provided to us on an occurrence period basis and the nature of the coverage that is obtained in the commercial insurance market which is generally underwritten on a claims made or report period basis. Even though we are self-insured for a significant portion of our risk, due to customer contracting requirements and state insurance regulations, we still, at times, must place coverage on a claims made or report period basis with commercial insurance carriers. When evaluating the appropriate carrying level of our self-insured professional liability reserves, management considers the current estimates of occurrence period loss estimates as well as how such loss estimates and related future claims will interact with previous or current commercial insurance programs when projecting future cash flows. However, the complexity that is associated with multiple occurrence periods interacting with multiple report periods that contain risks and related reserves retained by us, as well as transferred to commercial insurance carriers, makes it impossible to allocate the change in prior year loss estimates to individual occurrence periods. Instead, we evaluate the future expected cash flows for all historical loss periods in the aggregate and compare such estimates to the current carrying value of our professional liability reserves. This process provides the basis for us to conclude that our reserves for professional liability losses are reasonable and properly stated. Management considers the results of actuarial studies when estimating the appropriate level of professional liability reserves and no adjustments to prior year loss estimates were made in periods where updated actuarial loss estimates were not available. The April 2011 and October 2011 actuarial reports did not reflect a significant change, at various confidence levels, in the estimated ultimate undiscounted losses by occurrence period for the self-insured loss period from March 12, 2003 through December 31, 2010 or our exposure in excess of the aggregate limit of coverage in place on the commercial insurance program that ended March 12, 2003 and the adjustment to the carrying value of our reserves in the third quarter of 2011 was due primarily to a decline in the discount rate.

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

The remaining reporting units that have recorded goodwill, based on the results of our annual impairment test, are not considered to be at risk as of December 31, 2011. The results of step one of the annual impairment test completed as of December 31, 2011, and as prescribed by the provisions of ASC Topic 350 “Intangibles—Goodwill and Other,” which is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill, indicated that the fair value of each reporting unit that has remaining recorded goodwill exceeded its carrying value by more than 20%.

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

	Year Ended December 31,
	2009	2010	2011
Net revenue less provision for uncollectibles	100.0%	100.0%	100.0%
Professional services expenses	77.4	77.0	77.2
Professional liability costs	2.3	3.1	3.8
General and administrative expenses	9.8	9.8	9.7
Other expenses (income)	2.5	(0.1)	—
Impairment of intangibles	—	3.3	—
Depreciation	0.7	0.8	0.7
Amortization	0.5	0.9	1.0
Interest expense, net	2.6	1.4	0.7
Loss on extinguishment and refinancing of debt	—	1.1	0.3
Transaction costs	0.1	0.1	0.2

Earnings before income taxes	4.2	2.6	6.2
Provision for income taxes	1.7	2.2	2.5

Net earnings	2.5%	0.4%	3.7%

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

Net Revenue. Net revenue in the year ended December 31, 2011 increased $470.3 million, or 17.6%, to $3.14 billion from $2.67 billion in the year ended December 31, 2010. The increase in net revenue resulted primarily from increases in fee for service revenue of $445.3 million, contract revenue of $23.1 million and other revenue of $1.9 million. The increase in fee for service revenue was a result of increases in estimated collections per billed visit and an 11.8% increase in total fee for service visits and procedures. Estimated collections per visit increased due to annual increases in gross charges, managed care pricing, increases in average patient acuity levels, and revenue cycle improvements. The increase in contract revenue was due primarily to the impact of new and acquired contracts, partially offset by declines in our military operations resulting from contracting changes within the military.

Provision for Uncollectibles. The provision for uncollectibles was $1.40 billion in the year ended December 31, 2011 compared to $1.15 billion in the corresponding period in 2010, an increase of $244.2 million, or 21.2%. The provision for uncollectibles as a percentage of net revenue was 44.4% in 2011 compared with 43.1% in 2010. The provision for uncollectibles was primarily related to revenue generated under fee for service contracts that is not expected to be fully collected. The period over period increase in the provision was due to annual increases in gross fee schedules and increases in patient volume and procedures. For the year ended December 31, 2011, self-pay fee for service visits were approximately 21.5% of the total fee for service visits compared to approximately 21.7% in 2010.

Net Revenue Less Provision for Uncollectibles. Net revenue less provision for uncollectibles in the year ended December 31, 2011 increased $226.1 million, or 14.9%, to $1.75 billion from $1.52 billion in the year ended December 31, 2010. New contracts, net of terminations, contributed 5.9% of our year over year growth while acquisitions contributed an additional 5.1% of growth in net revenue less provision for uncollectibles. Same contract revenue contributed 4.0% of the growth.

Total same contract revenue, which consists of contracts under management in both periods, increased $60.4 million, or 4.6%, to $1.36 billion in 2011 compared to $1.30 billion in 2010. For the year ended December 31, 2011, same contract revenue less provision benefited from increases in estimated collections on fee-for-service visits of 5.2% which provided approximately 3.8% of same contract growth between periods. Fee for service volume increased 2.5% which contributed 1.9% of same contract growth between years. Declines in contract and other revenue, primarily associated with our military and locums tenens operations constrained same contract revenue growth by 1.0%. The increase in the estimated collections per visit is attributable to annual increases in gross charges, managed care pricing improvements, increases in average patient acuity levels, and ongoing improvements in revenue cycle processes, partially offset by changes in payer mix between years. Acquisitions contributed $76.8 million of growth between periods. Excluding the impact of contracting changes within the military division, net new contract revenue increased $90.6 million while changes within military staffing contracts resulted in a decline of $1.6 million between years. Total declines in military revenue, inclusive of changes in same contract revenue, were $6.1 million between years. We typically gain new contracts by replacing competitors at hospitals that currently outsource such services, obtaining new contracts from facilities that do not currently outsource and responding to contracting opportunities within the military healthcare system. Factors influencing new contracting opportunities include the depth and breadth of our service offerings, our reputation and experience, our ability to recruit and retain qualified clinicians, and pricing considerations when a subsidy or contract payment is required. Contracts are typically terminated due to economic considerations, a change in hospital administration or ownership, dissatisfaction with our service offerings or, primarily relating to our military staffing arrangements, at the end of the contract term.

The components of net revenue less provision for uncollectibles includes revenue from contracts that have been in effect for prior periods (same contracts) and from new and acquired contracts during the periods, as set forth in the table below:

	Year Ended December 31,
	2010	2011
	(In thousands)
Same contracts:
Fee for service revenue	$952,502	$1,026,626
Contract and other revenue	345,782	332,015

Total same contracts	1,298,284	1,358,641
New contracts, net of terminations:
Fee for service revenue	90,867	155,325
Contract and other revenue	97,716	122,181

Total new contracts, net of terminations	188,583	277,506
Acquired contracts:
Fee for service revenue	25,460	91,256
Contract and other revenue	6,937	17,925

Total acquired contracts	32,397	109,181
Consolidated:
Fee for service revenue	1,068,829	1,273,207
Contract and other revenue	450,435	472,121

Total net revenue less provision for uncollectibles	$1,519,264	$1,745,328

The following table reflects the visits and procedures included within fee for service revenues described in the table above:

	Year Ended December 31,
	2010	2011
	(In thousands)
Fee for service visits and procedures:
Same contract	7,178	7,355
New and acquired contracts, net of terminations	1,000	1,792

Total fee for service visits and procedures	8,178	9,147

Professional Service Expenses. Professional service expenses, which include physician and provider costs, billing and collection expenses, and other professional expenses, totaled $1.35 billion in the year ended December 31, 2011 compared to $1.17 billion in the year ended December 31, 2010, an increase of $178.0 million, or 15.2%. The increase between periods is attributable to an increase of approximately $148.4 million related to our acquisitions and net new contract growth and $29.8 million associated with increases in the average rates paid per hour of provider service and increased hours of coverage on a same contract basis. Increases in average rates paid reflect period over period wage and benefit increases associated with the provision of clinical services. The increases in professional service costs were partially offset by reductions in provider costs within our military operations due to net contract terminations. Professional service expenses as a percentage of net revenue less provision for uncollectibles was 77.2% in the year ended December 31, 2011 compared to 77.0% in the year ended December 31, 2010.

Professional Liability Costs. Professional liability costs were $66.0 million in the year ended December 31, 2011 compared to $46.4 million in the year ended December 31, 2010, an increase of $19.6 million. Professional liability costs for the year ended December 31, 2011 included an increase in the discounted carrying value of professional liability reserves related to prior years of $5.3 million in 2011 resulting from a decline in the discount rate during the course of the year. For the year ended December 31, 2010, a $7.2 million favorable adjustment was recognized resulting from actuarial studies completed during 2010. Factors contributing to the decrease in prior year loss estimates in 2010 included favorable loss development on historical periods between actuarial studies as well as favorable trends in the frequency and severity of claims reported compared to historical trends. We believe that both internal initiatives in the areas of patient safety, risk management and claims management, as well as external factors such as tort reform in certain key states, continue to contribute to these favorable trends in prior year loss estimates. Excluding the actuarial adjustments in both periods, professional liability costs increased $7.1 million, or 13.2%, between periods. The increase was primarily attributable to an increase in provider hours due to acquisitions and net contract growth. Excluding the prior year reserve adjustments in each year, professional liability costs as a percentage of net revenue less provisions for uncollectibles was 3.5% in both 2011 and 2010.

General and Administrative Expenses. General and administrative expenses increased $20.0 million, or 13.4% to $169.1 million for the year ended December 31, 2011 from $149.1 million in the year ended December 31, 2010. Included in the 2011 and 2010 general and administrative expenses are $13.6 million and $13.3 million, respectively, of contingent purchase expense incurred in connection with acquisitions. Excluding these charges, general and administrative expenses increased $19.8 million, or 14.6%, in 2011 from 2010. The increase in general and administrative expense was due primarily to the impact of recent acquisitions, including the development of infrastructure to support growth in these operations, increases in performance-based incentive plan costs, and additional investments in marketing and sales development functions. Total general and administrative expenses as a percentage of net revenue less provision for uncollectibles were 9.7% in 2011 and 9.8% in 2010 and were 8.9% in both 2011 and 2010 excluding contingent purchase expense.

Other Expenses (Income). For the year ended December 31, 2011, we recognized $0.2 million of other expense primarily related to the change in the fair value of assets held related to the non-qualified deferred compensation plan compared to $1.0 million of income in 2010.

Depreciation. Depreciation expense was $12.2 million in the year ended December 31, 2011 compared to $11.5 million for the year ended December 31, 2010. The increase of $0.7 million between periods was primarily due to higher depreciation expense related to an increase in capital expenditures.

Amortization. Amortization expense was $17.8 million in the year ended December 31, 2011 compared to $14.4 million for the year ended December 31, 2010. The increase of $3.3 million between periods was primarily due to increased amortization expense associated with acquisitions completed in 2010 and 2011.

Interest Expense, Net. Net interest expense decreased $7.8 million to $12.8 million in the year ended December 31, 2011, compared to $20.6 million in 2010, primarily due to reduced levels of outstanding debt as well as a decrease in hedging interest due to the maturity of interest rate swaps in 2011. These reductions were partially offset by an increased LIBOR spread on our new credit facility compared to the previous credit facility pricing and an increase in interest costs from utilization of the revolver.

Transaction Costs. Transaction costs were $4.1 million for the year ended December 31, 2011 compared to $0.8 million for the year ended December 31, 2010. These costs relate to advisory, legal, accounting and other fees incurred related to acquisition activity during the period.

Impairment of Intangibles. During 2010, we recorded an impairment loss totaling $50.3 million of which $48.8 million related to the impairment of goodwill associated with our military division and $1.5 million was associated with a contractual relationship acquired in prior years whose term was less than initially estimated.

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

Earnings Before Income Taxes. Earnings before income taxes in the year ended December 31, 2011 were $108.8 million compared to $39.9 million in 2010.

Provision for Income Taxes. The provision for income taxes was $43.3 million in the year ended December 31, 2011 compared to $33.1 million in 2010. The effective tax rate was 39.8% in 2011 compared to 82.9% in 2010. The decrease in the effective tax rate between years was primarily a result of the non-deductibility of the goodwill impairment in 2010. Excluding the impact of the non-deductible goodwill impairment, the effective tax rate for 2010 was 37.3% which was lower than the 2011 effective tax rate due primarily to more favorable state tax rates and net operating loss adjustments during 2010.

Net Earnings. Net earnings were $65.5 million in the year ended December 31, 2011 compared to $6.8 million in the year ended December 31, 2010.

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

General and Administrative Expenses. General and administrative expenses increased $10.8 million, or 7.8% to $149.1 million for the year ended December 31, 2010 from $138.3 million in the year ended December 31, 2009. Included in the 2010 general and administrative expenses is $13.3 million of contingent purchase expense. Included in the 2009 general and administrative expenses are $5.0 million of contingent purchase expense, a one-time non-cash expense of $4.7 million related to stock options granted in 2009 in conjunction with our initial public offering and a $3.1 million expense related to the fair value adjustment of previously issued restricted equity awards. Excluding these charges, general and administrative expenses increased $10.3 million, or 8.2%, in 2010 from 2009. Acquisitions increased expenses by $11.5 million, while remaining general and administrative expenses decreased $1.2 million due primarily to lower incentive and deferred compensation costs partially offset by increases in other non-salary administrative expenses between periods. Total general and administrative expenses as a percentage of net revenue less provision for uncollectibles were 9.8% in 2010 and 2009.

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

Depreciation. Depreciation expense was $11.5 million in the year ended December 31, 2010 compared to $10.4 million for the year ended December 31, 2009. The increase of $1.1 million between periods was primarily due to higher depreciation expense related to an increase in capital expenditures.

Amortization. Amortization expense was $14.4 million in the year ended December 31, 2010 compared to $7.3 million for the year ended December 31, 2009. The increase of $7.1 million between periods was primarily due to increased amortization expense associated with acquisitions completed in 2009 and 2010.

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

As of December 31, 2011, we had total cash and cash equivalents of approximately $9.9 million. There are no known liquidity restrictions or impairments on our cash and cash equivalents as of December 31, 2011. Our ongoing cash needs for the year ended December 31, 2011 were substantially met from internally generated operating sources and our revolving credit facility. As of December 31, 2011, there was $25.0 million outstanding under the revolving credit facility.

Cash provided by operating activities in the year ended December 31, 2011 was $98.8 million compared to $109.9 million in the corresponding period in 2010. Included in cash provided by operations were contingent purchase price payments of $15.5 million in 2011 and $4.1 million in 2010. Excluding the impact of contingent purchase price payments, the $0.4 million increase in operating cash flow was principally the result of improved profitability, absence of cash costs associated with the bond redemption in 2010 and reduced interest payments in 2011, offset by an increase in accounts receivable funding and tax payments between years. Cash used in investing activities in the year ended December 31, 2011 was $141.4 million compared to $65.3 million in the same period of 2010. The $76.1 million increase in cash used in investing activities was principally due to an increase in cash payments related to acquisitions. Cash provided by financing activities in the year ended December 31, 2011 was $22.1 million compared to cash used in financing of $184.5 million in the year ended December 31, 2010. The change in cash associated with financing activities was due to $25.0 million in net proceeds from the revolving credit facility and $12.8 million of proceeds from the exercise of stock options in 2011 compared to the $203.0 million payments made in connection with our 11.25% senior subordinated notes, partially offset by the $8.3 million of fees and expenses paid in connection with our 2011 refinancing, $4.5 million increase in net term debt payments, and the $21.8 million of net proceeds received in 2010 in connection with the exercise of the underwriters’ over-allotment option relating to our initial public offering.

We spent $12.0 million in 2011 and $11.9 million in 2010 for capital expenditures. These expenditures were primarily for billing and information technology investments and related development projects along with projects in support of operational initiatives.

On June 29, 2011, we completed the financing of new senior credit facilities, consisting of a $175.0 million Five-Year Revolving Credit Facility, a $150.0 million Five-Year Term A Loan Facility and a $250.0 million Seven-Year Term B Loan Facility, with a syndicate of financial institutions. We used borrowings under the new credit facilities and existing cash to repay the outstanding balance of $402.7 million under the term loan as well as $7.8 million of fees and expenses associated with the refinancing. In December 2011, under the provisions of the accordion feature of our new senior credit agreement, we increased the amount of our revolving credit facility to $225.0 million. The terms of the revolving credit facility, including pricing and maturity did not change. See Note 13 of the notes to the consolidated financial statements. As a result of these new borrowings, we expect our effective interest rate going forward to be higher compared to the rate under our previous debt structure.

As of December 31, 2011, we had $420.0 million in aggregate indebtedness consisting of our term loans and borrowings under our senior secured revolving credit facility with an additional $200.0 million of borrowing capacity available under our senior secured revolving credit facility (without giving effect to $6.6 million of undrawn letters of credit). Under our new senior credit facility, outstanding Term A loan borrowings mature on June 29, 2016 and Term B loan borrowings mature on June 29, 2018.

Our new senior credit facility agreement contains both affirmative and negative covenants, including limitations on our ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire our capital stock, acquire the capital stock or assets of another business and pay dividends, and require us to comply with a maximum first lien net leverage ratio, tested quarterly. At December 31, 2011, we were in compliance with all covenants under the new senior credit facility agreement. The new senior credit facility is secured by substantially all of our and our U.S. subsidiaries’ assets.

As of December 31, 2010, we were a party to three separate forward interest rate swap agreements. These agreements expired in the first quarter of 2011. The change in value during the year ended December 31, 2011 of approximately $0.6 million, net of tax, was recorded as a component of other comprehensive earnings.

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

We have historically been an acquirer of other physician staffing businesses and related interests. During 2011, total cash used related to acquisitions totaled $141.3 million consisting of $125.8 million for the acquisitions of certain assets and related business operations of three emergency medical staffing groups and an anesthesia staffing business that was reported in investing cash flows and $15.5 million of contingent payments related to prior year acquisitions that were reported in operating cash flows.

For the year ended December 31, 2010, total cash used in acquisitions was $56.4 million, which consisted of $52.4 million of payments related to three emergency medical staffing groups that were reported in investing cash flows and $4.1 million of contingent payments on prior year acquisitions reported as operating cash flow.

During 2009, we acquired the operations of an anesthesiology staffing company, two emergency medicine medical practices and a locums tenens company for a total of $82.9 million in cash reported in investing cash flows. No contingent payments were made during 2009.

Generally our acquisitions contain a contingent payment provision that is based on the achievement of certain financial targets. We currently estimate future contingent payment obligations to be approximately $43.6 million based upon current projections of financial performance of the acquired operations. See Note 3 of the consolidated financial statements included in this Form 10-K for a discussion of our acquisitions and contingent payment obligations.

We are currently in discussions with certain physician staffing businesses regarding potential acquisition opportunities. If we consummate any of these potential acquisitions, we would expect to fund such acquisitions using our existing cash, or borrowings under our revolving credit facility, or the issuance of new debt or equity.

Effective March 12, 2003, we began providing for professional liability risks in part through a captive insurance company. Prior to such date we insured such risks principally through the commercial insurance market. The change in the professional liability insurance program initially resulted in increased cash flow due to the retention of cash formerly paid out in the form of insurance premiums to a commercial insurance company coupled with a long period (typically 2-4 years or longer on average) before cash payout of such losses occurs. A portion of such cash retained is retained within our captive insurance company and invested and therefore not immediately available for general corporate purposes. As of December 31, 2011, the current value of cash or cash equivalents and related investments held within the captive insurance company totaled $94.3 million. Investments of captive insurance are carried at fair market value and as of December 31, 2011, reflected $5.1 million of net unrealized gains. Effective June 1, 2011, we renewed our fronting carrier program with a commercial insurance carrier through May 31, 2012. In connection with this renewal, we have paid cash premiums of $8.5 million to the commercial insurance carrier. We also funded approximately $32.8 million of premiums to the captive subsidiary during 2011. For the year ended December 31, 2011, we also funded a total of $0.8 million to a commercial insurance provider in order to meet our obligation for incurred costs in excess of the aggregate limits of coverage in place on the commercial insurance policy that ended March 11, 2003. We will fund additional payments which will be based upon the level of incurred losses relative to the aggregate limit of the coverage at that time as additional claims are processed.

The following tables reflect a summary of obligations and commitments outstanding as of December 31, 2011:

	Payments Due by Period
	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
	(Dollars in thousands)
Contractual cash obligations:
Long-term debt	$35,000	$27,500	$357,500	$—	$420,000
Operating leases	11,279	18,832	11,249	11,873	53,233
Interest payments	15,747	30,369	26,026	13,323	85,465

Subtotal	$62,026	$76,701	$394,775	$25,196	$558,698

	Amount of Commitment Expiration Per Period
	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
	(Dollars in thousands)
Other commitments:
Standby letters of credit	$6,565	$—	$—	$—	$6,565
Contingent purchase payments	12,822	30,800	—	—	43,622

Subtotal	19,387	30,800	—	—	50,187

Total obligations and commitments	$81,413	$104,501	$394,775	$25,196	$608,885

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

Adjusted EBITDA is not a measurement of financial performance or liquidity under generally accepted accounting principles. In evaluating our performance as measured by Adjusted EBITDA, management recognizes and considers the limitations of this measure. Adjusted EBITDA does not reflect certain cash expenses that we are obligated to make, and although depreciation and amortization are non-cash charges, assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements. In addition, other companies in our industry may calculate Adjusted EBITDA differently than we do or may not calculate it at all, limiting its usefulness as a comparative measure. Because of these limitations, Adjusted EBITDA should not be considered in isolation or as a substitute for net income, operating income, cash flows from operating, investing or financing activities, or any other measure calculated in accordance with generally accepted accounting principles.

The following table sets forth a reconciliation of net earnings to Adjusted EBITDA.

	Year Ended December 31,
	2009	2010	2011
	(In thousands)
Net earnings	$35,048	$6,801	$65,521
Interest expense, net	36,679	20,552	12,782
Provision for income taxes	23,682	33,065	43,264
Depreciation	10,376	11,503	12,208
Amortization	7,284	14,416	17,756
Impairment of intangibles(a)	—	50,293	—
Other expenses (income)(b)	35,676	(1,017)	242
Loss on extinguishment and refinancing of debt(c)	—	17,122	6,022
Contingent purchase expense(d)	5,001	13,311	13,575
Transaction costs(e)	2,120	843	4,149
Equity based compensation expense(f)	8,510	2,104	4,053
Insurance subsidiary interest income	2,812	2,444	2,244
Professional liability loss reserve adjustments associated with prior years	(18,824)	(7,219)	5,345
Severance and other charges	1,355	2,053	1,378

Adjusted EBITDA	$149,719	$166,271	$188,539

(a)	Includes impairment of goodwill of $48,797 and $1,496 for impairment of intangibles for the year ended December 31, 2010.

(b)	Reflects sponsor management fee and loss on disposal of assets in 2009 and loss on disposal of assets and unrealized gains/losses on investments in 2010 and 2011.
(c)	For 2010, reflects the loss on the redemption of the 11.25% Notes, including write-off of deferred financing costs of $4,815. For 2011, reflects the write-off of deferred financing costs of $1,654 from the previous term loan as well as certain fees and expenses associated with the debt refinancing in 2011.
(d)	Reflects expense recognized for estimated future contingent payments associated with acquisitions.
(e)	Reflects expenses associated with acquisition transaction fees.
(f)	For 2009, reflects costs related to the recognition of expense in connection with the issuance of restricted units under the Team Health Inc. 2005 Unit Plan and reflects $4,862 of expense related to options granted in conjunction with the December 2009 initial public offering. For 2010 and 2011, reflects costs related to options and restricted shares granted under the Team Health Holdings, Inc. 2009 Stock Incentive Plan.

Inflation

We do not believe that general inflation in the U.S. economy has had a material impact on our financial position or results of operations.

Seasonality

Historically, our revenues and operating results have reflected minimal seasonal variation due to the significance of revenues derived from patient visits to EDs, which are generally open on a 365/366 day basis, and also due to our geographic diversification. However, the timing, severity, and geographical impact of influenza activity within the United States will generally impact fee for service visits and related net revenue. Revenue from our non-ED staffing lines is dependent on a healthcare facility being open during selected time periods. Revenue in such instances will fluctuate depending upon such factors as the number of holidays in the period.

Recently Issued Accounting Standards

See Note 2 of the consolidated financial statements included in this Form 10-K for a discussion of recently issued accounting standards.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates. We do not use derivative financial instruments for speculative or trading purposes.

Our earnings are affected by changes in short-term interest rates as a result of borrowings under our senior secured credit facilities. Interest rate swap agreements have been used to manage a portion of our interest rate exposure, however, no swap agreements are currently in effect as of December 31, 2011.

At December 31, 2010, the fair value of our total debt, which had a carrying value of $403.8 million, was $400.2 million. At December 31, 2011, the fair value of our total debt, which had a carrying value of $420.0 million, was $403.2 million. We had $403.8 million of variable debt outstanding at December 31, 2010 and $420.0 million outstanding at December 31, 2011. If the market interest rates for our variable rate borrowings had averaged 1% more subsequent to December 31, 2010 and 2011, our interest expense (excluding the impact of our interest rate swap agreements) would have increased, and earnings before income taxes would have decreased, by approximately $4.0 million and $4.2 million, respectively, for the year ended December 31, 2010 and 2011. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management could take actions in an attempt to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

Item 8.	Financial Statements and Supplementary Data

The financial statements and schedules are listed in Part IV Item 15 of this Form 10-K and are incorporated herein by reference.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired objectives. As of December 31, 2011, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that as of December 31, 2011, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

In the fourth quarter of 2011, we have implemented remediation measures relating to the identification and treatment of contingent obligations contained within acquisition purchase agreements. We believe that these new procedures will enable us to comply with the purchase accounting requirements contained within the provisions of Accounting Standard Codification Topic 805 “Business Combinations.”

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an assessment of the effectiveness of its internal control over financial reporting as of December 31, 2011. The assessment was based on criteria established in the framework Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by Ernst & Young LLP, an independent registered public accounting firm. Their report appears with the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

Item 9B.	Other Information

Members of the Company’s board of directors and certain employees, including senior executives and others who regularly have access to material non-public information, may enter into trading plans (“Plan”) designed to comply with the Company’s Securities Trading Policy and the requirements of Rule 10b5-1 promulgated by the Securities and Exchange Commission under Section 10(b) of the Securities Exchange Act of 1934, as amended.

During the quarter ended December 31, 2011, David Jones, our Executive Vice President and Chief Financial Officer, entered into a Plan for the purpose of long-term asset diversification. The Plan extends through December 23, 2012.

The Company does not undertake to report other Rule 10b5-1 plans that may be adopted by any officers or directors of the Company in the future, or to report any modifications or termination of any publicly announced plan or to report any plan adopted by an employee who is not an executive officer.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated herein by reference from the sections captioned “Proposal No. 1—Election of Directors,” “The Board of Directors and Certain Governance Matters—Committee Membership—Audit Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s definitive proxy statement for the 2011 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2011 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the “2012 Proxy Statement”).

Set forth below is information as of January 31, 2012 regarding our executive officers:

Name	Age	Position
Lynn Massingale, M.D.	59	Executive Chairman and Director
Greg Roth	55	President, Chief Executive Officer and Director
David P. Jones	44	Executive Vice President and Chief Financial Officer
Heidi S. Allen	58	Senior Vice President, General Counsel

Lynn Massingale, M.D., became a member of our board following the 2005 Transactions and was named Executive Chairman in May 2008. Prior to that, Dr. Massingale had been Chief Executive Officer and director of the Company since 1994 and also held the title of President until October 2004. Dr. Massingale previously served as President and Chief Executive Officer of Southeastern Emergency Physicians, a provider of emergency physician services to hospitals in the Southeast and the predecessor of Team Health, Inc., which Dr. Massingale co-founded in 1979. Dr. Massingale served as the director of Emergency Services for the state of Tennessee from 1989 to 1993. Dr. Massingale is a graduate of the University of Tennessee Medical Center for Health Services.

Greg Roth joined the Company in November 2004 as President and Chief Operating Officer. In May 2008, Mr. Roth was promoted to President and Chief Executive Officer and became a member of our board. Prior to joining the Company, Mr. Roth was employed by HCA—The Healthcare Company, a provider of healthcare services, since January 1995. Beginning in July 1998, Mr. Roth served as President of HCA, Ambulatory Surgery Division. Prior to his appointment as President, Mr. Roth served in the capacity of Senior Vice President of Operations, Western Region from May 1997 to July 1998 and the Division’s Chief Financial Officer from January 1995 to May 1997. Prior to these positions, Mr. Roth held various positions in the healthcare industry.

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

Heidi Solomon Allen was named Senior Vice President and General Counsel of the Company effective June 19, 2008. From February 2003 to June 2008, Ms. Allen was Associate General Counsel, U.S. Litigation and Investigations, for Sanofi-Aventis, a major global pharmaceutical company. Admitted to state and federal courts in South Carolina and New Jersey, Ms. Allen has more than 15 years of experience advising corporations on healthcare law, including a position as Associate General Counsel, Head of Litigation, for Blue Cross Blue Shield of New Jersey. She also served as Assistant United States Attorney for 11 years. Ms. Allen received a B.A. from the University of Pennsylvania and a J.D. from Rutgers School of Law.

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

The information required by this Item 11 is incorporated herein by reference from the sections captioned “Executive Compensation” and “Director Compensation” of the 2012 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated herein by reference from the sections captioned “Ownership of Securities” and “Equity Compensation Plan Information” of the 2012 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference from the section captioned “Transactions with Related Person” and “The Board of Directors and Certain Governance Matters” of the 2012 Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required by this Item 14 is incorporated herein by reference from the sections captioned “Proposal No. 2-Ratification of Independent Registered Public Accounting Firm” of the 2012 Proxy Statement.

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

TEAM HEALTH HOLDINGS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2009, 2010 and 2011

CONTENTS

Index to consolidated financial statements

Report of Independent Registered Public Accounting Firm	77
Report of Independent Registered Public Accounting Firm	78
Consolidated Balance Sheets at December 31, 2010 and 2011	79
Consolidated Statements of Operations for the years ended December 31, 2009, 2010 and 2011	80
Consolidated Statements of Shareholders’ and Members’ (Deficit) Equity and Comprehensive Earnings (Loss) for the years ended December 31, 2009, 2010 and 2011	81
Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2010 and 2011	82
Notes to the Consolidated Financial Statements	83

Report of Independent Registered Public Accounting Firm

on Consolidated Financial Statements

Board of Directors and Shareholders of Team Health Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Team Health Holdings, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ and members’ (deficit) equity and comprehensive earnings (loss), and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Team Health Holdings, Inc. and subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Team Health Holdings, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 7, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee

February 7, 2012

Report of Independent Registered Public Accounting Firm

on Internal Control over Financial Reporting

Board of Directors and Shareholders of Team Health Holdings, Inc.

We have audited Team Health Holdings, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Team Health Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Team Health Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Team Health Holdings, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ and members’ (deficit) equity and comprehensive earnings (loss), and cash flows for each of the three years in the period ended December 31, 2011 of Team Health Holdings Inc. and subsidiaries and our report dated February 7, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee

February 7, 2012

Team Health Holdings, Inc.

Consolidated Balance Sheets

	As of December 31,
	2010	2011
	(In thousands)
Assets
Current Assets:
Cash and cash equivalents	$30,337	$9,855
Accounts receivable, less allowance for uncollectibles of $194,833 and $265,293 in 2010 and 2011, respectively	241,238	307,874
Prepaid expenses and other current assets	21,211	24,021
Receivables under insured programs	15,492	14,129
Income tax receivable	2,179	1,438

Total current assets	310,457	357,317
Investments of insurance subsidiary	87,781	94,300
Property and equipment, net	35,159	34,674
Other intangibles, net	60,866	101,910
Goodwill	174,439	232,215
Deferred income taxes	45,791	36,188
Receivables under insured programs	28,639	31,581
Other	38,706	40,082

	$781,838	$928,267

Liabilities and shareholders’ (deficit) equity
Current liabilities:
Accounts payable	$18,556	$22,356
Accrued compensation and physician payable	131,043	153,674
Other accrued liabilities	106,824	109,649
Current maturities of long-term debt	4,250	35,000
Deferred income taxes	38,438	38,068

Total current liabilities	299,111	358,747
Long-term debt, less current maturities	399,500	385,000
Other non-current liabilities	151,980	167,120
Shareholders’ (deficit) equity:
Common stock ($0.01 par value; 100,000 shares authorized and 64,489 and 65,589 shares issued and outstanding at December 31, 2010 and 2011, respectively)	645	656
Additional paid-in capital	522,992	541,216
Accumulated deficit	(593,295)	(527,774)
Accumulated other comprehensive gain	905	3,302

Shareholders’ (deficit) equity	(68,753)	17,400

	$781,838	$928,267

See accompanying notes to the consolidated financial statements.

Team Health Holdings, Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2009	2010	2011
	(In thousands, except per share data)
Net revenues	$2,483,275	$2,671,374	$3,141,678
Provision for uncollectibles	1,059,834	1,152,110	1,396,350

Net revenues less provision for uncollectibles	1,423,441	1,519,264	1,745,328
Cost of services rendered (exclusive of depreciation and amortization shown separately below)
Professional service expenses	1,102,091	1,170,208	1,348,255
Professional liability costs	32,178	46,356	65,982
General and administrative expenses (includes contingent purchase compensation expense of $5,001, $13,311 and $13,575 in 2009, 2010 and 2011, respectively)	138,307	149,122	169,147
Other expenses (income)	35,676	(1,017)	242
Impairment of intangibles	—	50,293	—
Depreciation	10,376	11,503	12,208
Amortization	7,284	14,416	17,756
Interest expense, net	36,679	20,552	12,782
Loss on extinguishment and refinancing of debt	—	17,122	6,022
Transaction costs	2,120	843	4,149

Earnings before income taxes	58,730	39,866	108,785
Provision for income taxes	23,682	33,065	43,264

Net earnings	$35,048	$6,801	$65,521

	Year Ended December 31,
	2009 Unaudited Pro forma	2010	2011
Net earnings per share
Basic	$.71	$.11	$1.01

Diluted	$.70	$.11	$0.98

Weighted average shares outstanding
Basic	49,427	64,177	65,041
Diluted	49,747	64,641	66,580

See accompanying notes to the consolidated financial statements.

Team Health Holdings, Inc.

Consolidated Statements of

Shareholders’ and Members’ (Deficit) Equity and Comprehensive Earnings (Loss)

(In thousands)

	Class A Equity Units	Class B Equity Units	Class C Equity Units	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Earnings (Loss)	Total
Balance at December 31, 2008	$339,070	$1,028	$616	$—	$—	$(633,966)	$(2,154)	$(295,406)

Net earnings	—	—	—	—	—	35,048	—	35,048
Other comprehensive income, net of tax:
Net change in fair value of investments, net of tax of $226	—	—	—	—	—	—	420	420
Net change in fair value of swaps, net of tax of $317	—	—	—	—	—	—	497	497

Total comprehensive earnings	—	—	—	—	—	35,048	917	35,965

Equity based compensation	—	354	204	—	4,682	190	—	5,430
Redemption of equity units	(314)	(32)	(19)	—	—	(1,369)	—	(1,734)

Redemption of restricted units in connection with corporate conversion	—	—	—	—	6,524	—	—	6,524
Issuance of common stock in connection with corporate conversion	(338,756)	(1,350)	(801)	491	340,416	—	—	—
Issuance of common stock in connection with initial public offering	—	—	—	133	145,891	—	—	146,024

Balance at December 31, 2009	$—	$—	$—	$624	$497,513	$(600,097)	$(1,237)	$(103,197)

Net earnings	—	—	—	—	—	6,801	—	6,801
Other comprehensive income (loss), net of tax:
Net change in fair value of investments, net of tax of $(101)	—	—	—	—	—	—	(183)	(183)
Net change in fair value of swaps, net of tax of $1,485	—	—	—	—	—	—	2,325	2,325

Total comprehensive earnings	—	—	—	—	—	6,801	2,142	8,943

Equity based compensation	—	—	—	—	2,104	—	—	2,104
Issuance of common stock	—	—	—	20	22,374	—	—	22,394
Issuance of common stock under stock purchase plan	—	—	—	—	385	—	—	385
Exercise of stock options	—	—	—	1	616	—	—	617

Balance at December 31, 2010	$—	$—	$—	$645	$522,992	$(593,295)	$905	$(68,753)

Net earnings	—	—	—	—	—	65,521	—	65,521
Other comprehensive income, net of tax:
Net change in fair value of investments, net of tax of $988	—	—	—	—	—	—	1,835	1,835
Net change in fair value of swaps, net of tax of $359	—	—	—	—	—	—	562	562

Total comprehensive earnings	—	—	—	—	—	65,521	2,397	67,918

Equity based compensation	—	—	—	—	4,053	—	—	4,053
Stock issuance costs	—	—	—	—	(491)	—	—	(491)
Issuance of common stock under stock purchase plan	—	—	—	2	1,792	—	—	1,794
Exercise of stock options, net of tax benefit of $54	—	—	—	9	12,870	—	—	12,879

Balance at December 31, 2011	$—	$—	$—	$656	$541,216	$(527,774)	$3,302	$17,400

See accompanying notes to the consolidated financial statements.

Team Health Holdings, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2009	2010	2011
	(In thousands)
Operating activities
Net earnings	$35,048	$6,801	$65,521
Adjustments to reconcile net earnings:
Depreciation	10,376	11,503	12,208
Amortization	7,284	14,416	17,756
Amortization of deferred financing costs	2,034	2,001	1,313
Equity based compensation expense	5,430	2,104	4,053
Provision for uncollectibles	1,059,834	1,152,110	1,396,350
Impairment of intangibles	—	50,293	—
Deferred income taxes	1,699	7,070	7,886
Loss on extinguishment and refinancing of debt	—	4,815	1,654
Loss on disposal of equipment	84	23	253
Loss on assets held for sale	—	67	—
Equity in joint venture income	(606)	(492)	(1,057)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,052,755)	(1,150,878)	(1,447,870)
Prepaids and other assets	(12,456)	(8,029)	3,428
Income tax accounts	6,721	(4,999)	605
Accounts payable	3,765	787	3,629
Accrued compensation and physician payable	11,803	9,158	21,408
Contingent purchase liabilities	(2,499)	9,249	(1,918)
Other accrued liabilities	7,910	(1,201)	3,384
Professional liability reserves	(8,331)	5,068	10,196

Net cash provided by operating activities	75,341	109,866	98,799
Investing activities
Purchases of property and equipment	(11,613)	(11,898)	(11,977)
Cash paid for acquisitions, net	(82,886)	(52,368)	(125,828)
Purchases of investments at insurance subsidiary	(110,997)	(79,460)	(88,561)
Proceeds from investments at insurance subsidiary	113,388	78,372	84,866
Other investing activities	28	5	90

Net cash used in investing activities	(92,080)	(65,349)	(141,410)
Financing activities
Payments on notes payable	(4,250)	(4,250)	(408,750)
Proceeds on notes payable	—	—	400,000
Payments on 11.25% senior subordinated notes	—	(203,025)	—
Proceeds from sale of common stock	146,656	21,762	—
Proceeds from revolving credit facility	—	109,800	269,000
Payments on revolving credit facility	—	(109,800)	(244,000)
Payments of financing costs	—	—	(8,303)
Stock issuance costs	—	—	(491)
Proceeds from the issuance of common stock under stock purchase plans	—	385	1,794
Proceeds from exercise of stock options	—	617	12,825
Tax benefit from exercise of stock options	—	—	54
Redemptions of equity units	(1,734)	—	—

Net cash (used in) provided by financing activities	140,672	(184,511)	22,129

Increase (decrease) in cash and cash equivalents	123,933	(139,994)	(20,482)
Cash and cash equivalents, beginning of year	46,398	170,331	30,337

Cash and cash equivalents, end of year	$170,331	$30,337	$9,855

Supplemental cash flow information:
Interest paid	$36,512	$23,316	$14,251
Taxes paid	$15,389	$31,246	$34,573

See accompanying notes to the consolidated financial statements.

Team Health Holdings, Inc.

Notes to the Consolidated Financial Statements

December 31, 2011

1. Organization and Basis of Presentation

The Company, as used herein, refers to Team Health Holdings, LLC (pre-corporate conversion) and Team Health Holdings, Inc. (post conversion) and its consolidated subsidiaries (see Corporate Conversion below). The Company is one of the largest providers of outsourced physician staffing and administrative services to hospitals and other healthcare providers in the United States, based upon revenues and patient visits. We serve approximately 730 civilian and military hospitals, clinics and physician groups in 47 states with a team of more than 7,100 affiliated healthcare professionals including physicians, physician assistants, nurse practitioners and nurses. Since our inception in 1979, we have focused primarily on providing outsourced services to hospital emergency departments, which accounted for 74% of our net revenues less provision for uncollectibles in 2011. We also provide comprehensive programs for inpatient care (hospitalist), anesthesiology, pediatrics and other healthcare services, principally within hospitals and other healthcare facilities.

Corporate Conversion, Initial Public Offering and Secondary Offering

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

Unaudited Pro forma Financial Information

The accompanying consolidated statements of operations discloses unaudited pro forma earnings per share for the year ended December 31, 2009 giving effect to the exchange of Class A, B and C shares for Team Health Holdings, Inc.’s common stock.

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

Marketable Securities

In accordance with ASC Topic 320, “Debt and Equity Securities” (formerly Statement of Financial Accounting Standards (SFAS) No. 115 “Accounting for Certain Investments in Debt and Equity Securities,”) management determines the appropriate classification of the Company’s investments at the time of purchase and reevaluates such determination at each balance sheet date. As of December 31, 2010 and 2011, the Company has classified all marketable debt securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in other comprehensive earnings. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are recognized in earnings.

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

Intangible Assets

The Company’s intangible assets include goodwill and other intangibles that consist primarily of the fair value of service contracts acquired. Goodwill represents the excess of purchase price over the fair value of net assets acquired as this is the period of benefit.

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

The carrying value of other finite lived intangibles is evaluated when indicators are present to determine whether such intangibles may be impaired with respect to their recorded values. If this review indicates that certain intangibles will not be recoverable, as determined based on the undiscounted cash flows derived from the assets acquired over the remaining estimated asset life, the carrying value of the intangibles is reduced by the estimated shortfall of discounted cash flows.

Deferred Financing Costs

Deferred financing costs, which are included in other noncurrent assets and are amortized over the term of the related debt using the effective interest method, consisted of the following as of December 31 (in thousands):

	2010	2011
Deferred financing costs	$14,353	$7,733
Less accumulated amortization	(8,015)	(413)

	$6,338	$7,320

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

Professional liability insurance expense consists of premium costs, an accrual to establish reserves for future payments under the self-insured retention component, an accrual to establish a reserve for future claims incurred but not reported, and other administrative costs of operating the insurance program. See Note 14 for further discussion of the Company’s risk management program and related professional liability loss reserves.

Income Taxes

The Company calculates its provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized by identifying the temporary differences that arise from the recognition of items in different periods for tax and accounting purposes. Deferred tax assets generally represent the tax effects of amounts expensed in the Company’s income statement for which tax deductions will be claimed in future periods.

Although the Company believes taxable income has been properly reported and the taxes have been paid in accordance with applicable laws, federal or state taxing authorities may challenge the Company’s tax positions upon audit. Significant judgment is required in determining and assessing the impact of uncertain tax positions. The Company reports a liability for unrecognized tax benefits from uncertain tax positions taken or expected to be taken in its income tax return. During each reporting period, the Company assesses the facts and circumstances related to uncertain tax positions. If the realization of unrecognized tax benefits is deemed probable based upon new facts and circumstances, the estimated liability and the provision for income taxes are reduced in the current period. Final audit results may vary from the Company’s estimates.

Derivatives

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

The following table presents the location of the liabilities associated with the Company’s interest rate swap agreements within the accompanying consolidated Balance Sheets (in thousands):

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value at December 31, 2010	Fair Value at December 31, 2011	Fair Value at December 31, 2010	Fair Value at December 31, 2011
Derivatives designated as hedging:
Interest rate swap contracts	Other current liabilities	$—	$—	$921	$—

The following table presents the impact of the Company’s interest rate swap agreements and their location within the accompanying consolidated Statements of Operations (in thousands):

	Amount of (Gain) Loss Recognized in Other Comprehensive Income Derivative (Effective Portion)				Amount of (Gain) Loss Reclassified from Other Comprehensive Income into Income (Effective Portion)		Amount of (Gain) Loss Recognized in Income on Derivative (Ineffective Portion)
	Year Ended December 31,				Year Ended December 31,		Year Ended December 31,
	2010		2011		2010	2011	2010	2011
Interest rate swap contracts	$(2,325	)(a)	$(562	)(a)	$—	$—	$—	$—

(a)	Net of tax

Revenue Recognition

Net revenues consist of fee for service revenue, contract revenue and other revenue. Net revenues are recorded in the period services are rendered.

Net revenues are principally derived from the provision of healthcare staffing services to patients within healthcare facilities. The form of billing and related risk of collection for such services may vary by customer. The following is a summary of the principal forms of the Company’s billing arrangements and how net revenue is recognized for each. A significant portion (83% and 85% of the Company’s net revenue in 2010 and 2011, respectively) resulted from fee for service patient visits. Fee for service revenue represents revenue earned under contracts in which the Company bills and collects the professional component of charges for medical services rendered by the Company’s contracted and employed physicians. Under the fee for service arrangements, the Company bills patients for services provided and receives payment from patients or their third-party payers. Fee for service revenue is reported net of contractual allowances and policy discounts. All services provided are expected to result in cash flows and are therefore, reflected as net revenues in the financial statements. Fee for service revenue is recognized in the period that the services are rendered to specific patients and reduced immediately for the estimated impact of contractual allowances in the case of those patients having third-party payer coverage. The recognition of net revenue (gross charges less contractual allowances) from such visits is dependent on such factors as proper completion of medical charts following a patient visit, the forwarding of such charts to one of the Company’s billing centers for medical coding and entering into the Company’s billing systems and the verification of each patient’s submission or representation at the time services are rendered as to the payer(s) responsible for payment of such services. Net revenues are recorded based on the information known at the time of entering of such information into the Company’s billing systems as well as an estimate of the net revenues associated with medical charts for a given service period that have not been processed yet into the Company’s billing systems. The above factors and estimates are subject to change. For example, patient payer information may change following an initial attempt to bill for services due to a change in payer status. Such changes in payer status have an impact on recorded net revenue due to differing payers being subject to different contractual allowance amounts. Such changes in net revenue are recognized in the period that such changes in payer become known. Similarly, the actual volume of medical charts not processed into the billing systems may be different from the amounts estimated. Such differences in net revenue are adjusted in the following month based on actual chart volumes processed.

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

The Company derives a significant portion of its net revenues less provision for uncollectibles from government sponsored healthcare programs. Estimated net revenue less provision for uncollectibles derived from the Medicare program was approximately 16% of total net revenue less provision for uncollectibles in 2009 and 17% in 2010 and 2011. Estimated net revenue less provision for uncollectibles derived from the Medicaid program was approximately 10% of total net revenue less provision for uncollectibles in 2009 and 11% in 2010 and 2011. In addition, net revenues less provision for uncollectibles derived from within the Military Health System (“MHS”), which is the U.S. military’s dependent healthcare program, was approximately 11% in 2009, 6% in 2010 and 5% in 2011.

Segment Reporting

The Company provides its services through four operating segments which are aggregated into two reportable segments, Healthcare Services and Billing Services. The Healthcare Services segment, which is an aggregation of healthcare staffing, clinics, and access nurse, provides comprehensive healthcare service programs to users and providers of healthcare services on a fee for service as well as a cost plus basis. The Billing Services segment provides a range of external billing, collection and consulting services on a fee basis to outside third-party customers. See Note 23 for financial information of our reportable segments.

Recently Issued Accounting Standards

In September 2011, the FASB issued ASU 2011-08, “Intangibles—Goodwill and Other (Topic 350), Testing Goodwill for Impairment.” This update provides companies with the option to perform a qualitative assessment to determine whether it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. If, after assessing updated qualitative factors, a company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not have to perform the current two-step goodwill impairment test. The provisions of this update are effective for interim and annual impairment tests performed for fiscal years beginning after December 15, 2011. The Company is evaluating whether to elect to use this new qualitative approach to impairment testing.

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

3. Acquisitions and Contingent Purchase Obligations

Acquisitions

During the year ended December 31, 2011, the Company acquired the operations of four businesses for total cash proceeds of $125.8 million. In April 2011, the Company completed the acquisition of certain assets of a medical staffing group that provides emergency department staffing services to a hospital located in Alabama. In September 2011, the Company completed the acquisitions of certain assets and related business operations of an anesthesia staffing business located in Colorado, an emergency medical staffing business located in Illinois and a medical staffing group located in Tennessee. These acquisitions have broadened the Company’s presence within these lines of business. The purchase price for these acquisitions was allocated in accordance with the provisions of ASC Topic 805, “Business Combinations” (ASC 805), based on management’s estimates, to net assets acquired, including goodwill of $57.8 million (all of which is tax deductible goodwill), intangible assets of $58.8 million and assumed working capital assets and liabilities consisting primarily of accounts receivable of $15.1 million. In addition, the agreements have a contingent consideration provision pursuant to which, if certain financial targets are achieved within a defined measurement period, then estimated maximum future cash payments totaling $36.1 million could be made at the conclusion of the respective measurement periods.

During the year ended December 31, 2010, the Company acquired the operations of three businesses for total cash proceeds of $52.4 million. In March 2010, the Company completed the acquisitions of certain assets and related business operations of two emergency medical staffing businesses and clinics located in Virginia, Rhode Island and Florida. In August 2010, the Company completed the acquisition of certain assets and related business operations of an emergency medical staffing business located in Oklahoma and Kansas. The purchase price for these acquisitions was allocated in accordance with the provisions of ASC Topic 805 to net assets acquired, including goodwill of $31.9 million (all of which is tax deductible goodwill) and contract intangibles of approximately $22.2 million, based on management’s estimates. In addition, the Company could be required to pay a maximum of $16.7 million in future contingent payments based on the financial performance of the acquired companies.

During the year ended December 31, 2009, the Company acquired the operations of four businesses for total cash proceeds of $82.9 million. In December 2009, the Company acquired the operations of an anesthesiology staffing company located in Florida that provides outsourced anesthesiology staffing services to hospitals. Also in December 2009, the Company completed the acquisition of certain assets and related business operations of a locums tenens business located in Georgia that provides temporary staffing of psychiatric physicians to hospitals and other healthcare organizations. In November 2009, the Company completed the acquisition of certain assets and related business operations of an emergency medicine staffing business located in Florida. In March 2009, the Company acquired the operations of a physician staffing business that provides hospital emergency department services under three contracts for locations in Kentucky. The purchase price for these acquisitions was allocated to, in accordance with the provisions of ASC Topic 805, net assets acquired, including goodwill of

$46.4 million (of which $3.0 million is not tax deductible goodwill) and contract intangibles of approximately $35.4 million, based on management’s estimates. Additionally, during 2010 and 2011, the Company made $10.3 million of contingent payments based upon the financial performance of these acquired operations.

The results of operations of the acquired businesses have been included in the Company’s consolidated financial statements beginning on the respective acquisition dates. Pro forma results of operations have not been presented because the effect of these acquisitions was not material, individually or in the aggregate, to the Company’s consolidated results of operations.

Contingent Purchase Obligations

In accordance with ASC 805, when contingent payments are tied to continuing employment, such amounts are recognized ratably over the measurement period as a component of general and administrative expense in the results of the Company’s operations. In all of the above described acquisitions that contain contingent consideration, such payments are tied to continuing employment.

As of December 31, 2011, the Company estimates it may have to pay $43.6 million in future contingent payments for acquisitions made prior to December 31, 2011 based upon the current projected financial performance of the acquired operations. The current estimate of future contingent payments could increase or decrease depending upon the actual performance of the acquisition over the respective measurement period. These payments will be made should the acquired operations achieve the financial targets or certain contract terms as agreed to in the respective acquisition agreements. The estimated contingent payments are being recognized as expense over the defined measurement period of each agreement. The contingent purchase expense recognized for the years ended December 31, 2009, 2010 and 2011 was $5.0 million, $13.3 million and $13.6 million, respectively. Total estimated future unrecognized contingent purchase expense is $30.4 million as of December 31, 2011.

Estimated contingent purchase compensation expense (in thousands):
For the year ended December 31, 2012	$19,573
For the year ended December 31, 2013	10,800

$30,373

During 2009, 2010 and 2011, contingent purchase payments of $7.5 million, $4.1 million and $15.5 million, respectively, were made.

In 2009, 2010 and 2011, the Company recognized transaction costs of $2.1 million, $0.8 million and $4.1 million, respectively which related to costs associated with acquisition activity.

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

In addition, at the time of the evaluation of the carrying value of the goodwill associated with the military staffing division the Company had been awarded two separate governmental healthcare staffing contracts with estimated annual revenues of $63.0 million. The start of services under these contracts were delayed at the time by stop work orders associated with protests filed by other contractors in connection with the award of the contracts. Although the Company believed it had provided very competitive bids to the government and was in position to resume services under the contracts upon the release of the stop work orders, the uncertainty of the eventual outcome of these awards was considered when analyzing the factors used to determine the amount of the impairment.

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

5. Radiology Operations

During the fourth quarter of 2010, the Company completed a strategic review of its radiology operations, including past performance and future growth opportunities and based upon the review, concluded that the existing business model of providing teleradiology and radiology staffing services was not a viable long term strategy and could not consistently meet internal growth targets. As a result of this review, the Company made a decision to exit this non-core business line. This process was essentially completed during the first quarter of 2011 with the sale of the teleradiology business. For the years ended December 31, 2009, 2010 and 2011, the radiology division generated approximately $15.7 million, $11.2 million and $7.7 million of net revenue less provision, respectively.

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

The following table provides information on those assets and liabilities the Company currently measures at fair value on a recurring basis as of December 31, 2010 and 2011 (in thousands):

	Carrying Amount In Consolidated Balance Sheet December 31, 2010	Fair Value December 31, 2010	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3
Investments of insurance subsidiary:
Money market funds	$1,931	$1,931	$1,931	$—	$—
U. S. Treasury securities	14,326	14,326	—	14,326	—
Municipal bonds	52,954	52,954	—	52,954	—
Agency notes	18,570	18,570	—	18,570	—

Total investments of insurance subsidiary	$87,781	$87,781	$1,931	$85,850	$—

Supplemental employee retirement plan investments:
Mutual funds	$12,522	$12,522	$—	$12,522	$—

Interest rate swap liability	$921	$921	$—	$921	$—

	Carrying Amount In Consolidated Balance Sheet December 31, 2011	Fair Value December 31, 2011	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3
Investments of insurance subsidiary:
Money market funds	$7,361	$7,361	$7,361	$—	$—
U. S. Treasury securities	15,931	15,931	—	15,931	—
Municipal bonds	57,194	57,194	—	57,194	—
Agency notes	13,814	13,814	—	13,814	—

Total investments of insurance subsidiary	$94,300	$94,300	$7,361	$86,939	$—

Supplemental employee retirement plan investments:
Mutual funds	$14,596	$14,596	$—	$14,596	$—

The fair values of the Company’s insurance subsidiary investments and the Company’s supplemental employee retirement investments are based on quoted prices. See Note 11 for more information regarding the Company’s investments.

The fair value of the Company’s investments of insurance subsidiary are based on quoted prices utilizing a market valuation approach. As of December 31, 2010 and 2011, the fair value of these investments reflected net unrealized gains of $2.3 million and $5.1 million, respectively. The fair value of the Company’s interest rate swaps were determined by the Company’s counterparty using inputs that are available in the public swap markets for similarly termed instruments and then making adjustments for terms specific to the Company’s instruments.

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

The fair value of the Company’s debt is estimated using quoted market prices when available. When quoted market prices are not available, fair value is estimated based on current market interest rates for debt with similar maturities. The fair value of the Company’s outstanding debt as of December 31, 2010 was $400.2 million compared to a carrying value of $403.8 million. As of December 31, 2011, the fair value of the Company’s outstanding debt was $403.2 million compared to a carrying value of $420.0 million.

7. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill during the year ended December 31, 2011 were as follows (in thousands):

Balance, December 31, 2010
Goodwill	$287,024
Accumulated impairment loss	(95,782)
Additions through acquisitions	31,994
Impairments	(48,797)

Balance, December 31, 2011
Goodwill	319,018
Accumulated impairment loss	(144,579)
Additions through acquisitions	57,776

$232,215

The following is a summary of other intangible assets and related amortization as of December 31, 2010 and 2011 for intangibles that are subject to amortization (in thousands):

	Gross Carrying Amount	Accumulated Amortization
As of December 31, 2010:
Contracts	$93,893	$33,699
Other	840	168

Total	$94,733	$33,867

As of December 31, 2011:
Contracts	$142,713	$44,503
Other	4,240	540

Total	$146,953	$45,043

Total amortization expense for other intangibles was $7.3 million, $14.4 million and $17.8 million for the years 2009, 2010 and 2011, respectively.

The estimated annual amortization expense for intangibles for the next five years is as follows (in thousands):

2012	$24,033
2013	22,420
2014	20,485
2015	17,059
2016	11,680

Contract intangibles are amortized over their estimated life which is approximately four to seven years. As of December 31, 2011 the weighted average remaining amortization period for intangible assets was 3.9 years.

8. Property and Equipment

Property and equipment consists of the following at December 31 (in thousands):

	2010	2011
Land	$370	$370
Buildings and leasehold improvements	16,676	16,900
Furniture and equipment	22,443	23,566
Software	15,849	17,710

	55,338	58,546
Less accumulated depreciation	(20,179)	(23,872)

	$35,159	$34,674

Depreciation expense was $10.4 million in 2009, $11.5 million in 2010 and $12.2 million in 2011.

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

10. Other Assets

Other assets consist of the following as of December 31 (in thousands):

	2010	2011
Deferred financing costs	$6,338	$7,320
Other	32,368	32,762

	$38,706	$40,082

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

Long term investments represent securities held by the Company’s captive insurance subsidiary. At December 31, 2010 and 2011, amortized cost basis and aggregate fair value of the Company’s available-for-sale securities by investment type were as follows (in thousands):

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2010
Money market funds	$1,931	$—	$—	$1,931
Treasury	14,226	151	(51)	14,326
Municipal bonds	50,957	2,225	(228)	52,954
Agency notes	18,415	214	(59)	18,570

	$85,529	$2,590	$(338)	$87,781

December 31, 2011
Money market funds	$7,361	$—	$—	$7,361
Treasury	15,046	885	—	15,931
Municipal bonds	53,202	4,013	(21)	57,194
Agency notes	13,613	202	(1)	13,814

	$89,222	$5,100	$(22)	$94,300

At December 31, 2010 and 2011, the amortized cost basis and aggregate fair value of the Company’s available-for-sale securities by contractual maturities were as follows (in thousands):

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2010
Due in less than one year	$15,867	$179	$(18)	$16,028
Due after one year through five years	29,045	691	(90)	29,646
Due after five years through ten years	40,617	1,720	(230)	42,107
Due after ten years	—	—	—	—

Total	$85,529	$2,590	$(338)	$87,781

December 31, 2011
Due in less than one year	$16,106	$61	$—	$16,167
Due after one year through five years	44,297	2,469	(6)	46,760
Due after five years through ten years	28,819	2,570	(16)	31,373
Due after ten years	—	—	—	—

Total	$89,222	$5,100	$(22)	$94,300

A summary of the Company’s temporarily impaired investment securities available-for-sale as of December 31, 2011 follows (in thousands):

	Less than 12 months		Impaired Over 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2011
Money market funds	$—	$—	$—	$—	$—	$—
Treasury	—	—	—	—	—	—
Municipal bonds	2,235	(6)	760	(15)	2,995	(21)
Agency notes	1,505	(1)	—	—	1,505	(1)

Total investment	$3,740	$(7)	$760	$(15)	$4,500	$(22)

As of December 31, 2010, there were $2.6 million of unrealized gains and $0.3 million of unrealized losses on investments. There were $0.3 million of realized gains and no realized losses on investments during 2010. As of December 31, 2011, there were $5.1 million of unrealized gains and $22,000 of unrealized losses on investments. There were $0.1 million of realized gains and no realized losses on investments during 2011.

As of December 31, 2011, the investments related to the participant directed supplemental employee retirement plan totaled $14.6 million and are included in other assets in the accompanying consolidated balance sheet. The trading gains and losses on those investments for the year ended on December 31, 2011 that are still held by the Company as of December 31, 2011 are as follows (in thousands):

Net gains and losses recognized during the year ended December 31, 2011 on trading securities	$375
Less: net gains and losses recognized during the period on trading securities sold during the year ended December 31, 2011	232

Unrealized gains and losses recognized on trading securities still held at December 31, 2011	$607

12. Other Accrued Liabilities

The Company’s other accrued liabilities consist of the following as of December 31 (in thousands):

	2010	2011
Professional liability loss reserves	$59,779	$64,720
Other	47,045	44,929

	$106,824	$109,649

13. Long-Term Debt

Long-term debt consists of the following as of December 31 (in thousands):

	2010	2011
Term A Loan	$—	$146,250
Term B Loan	403,750	248,750
Revolving line of credit	—	25,000

	403,750	420,000
Less current portion	(4,250)	(35,000)

	$399,500	$385,000

On June 29, 2011, the Company entered into a new credit facility (the “New Credit Facility”), consisting of a $175 million Five-Year Revolving Credit Facility, a $150 million Five-Year Term A Loan Facility and a $250 million Seven-Year Term B Loan Facility, with a syndicate of financial institutions. The Company used borrowings under the New Credit Facility and existing cash to repay $402.7 million of its outstanding term loan as well as fees and expenses associated with the refinancing of $7.8 million of which $4.3 million was recognized as a loss on refinancing of debt in the statement of operations. In addition, the Company also recognized $1.7 million as a loss on refinancing of debt resulting from the write-off of previously recognized deferred financing costs. In December 2011 the Company increased under the provisions of the accordion feature of its new senior credit agreement the amount of its revolving credit facility to $225.0 million. The terms of the revolving credit facility, including pricing and maturity did not change. The Term A Loan Facility matures on June 29, 2016. The Term B Loan Facility matures on June 29, 2018. The Revolving Credit Facility has a final maturity date of June 29, 2016. The maturity dates under the New Credit Facility are subject to extension with lender consent according to the terms of the agreement.

The interest rate on any outstanding revolving credit borrowings and term A loans, and the commitment fee applicable to undrawn revolving commitments, will be priced off a grid based upon the Borrower’s first lien net leverage ratio and will initially be LIBOR + 2.25% in the case of revolving credit borrowings and term A loans and 0.45% in the case of unused revolving commitments. The interest rate on the term B loan is LIBOR + 2.75%, subject to a 1% LIBOR floor. The interest rate at December 31, 2011 was 2.83% for amounts outstanding under the Term A Loan Facility and 3.75% for the Term B Loan Facility.

Borrowings of $25.0 million under the revolving line of credit were outstanding as of December 31, 2011, and the Company had $6.6 million of standby letters of credit outstanding against the revolving credit facility commitment. The interest rate is 4.5% for the amounts outstanding under the revolving credit facility as of December 31, 2011.

The new senior credit facility agreement contains both affirmative and negative covenants, including limitations on the Company’s ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire our capital stock, acquire the capital stock or assets of another business and pay dividends, and requires the Company to comply with a maximum first lien net leverage ratio, tested quarterly. At December 31, 2011, the Company was in compliance with all covenants under the new senior credit facility agreement. The New Credit Facility is secured by substantially all of the Company’s U. S. subsidiaries’ assets.

Aggregate annual maturities of long-term debt as of December 31, 2011 are as follows (in thousands):

2012	$35,000
2013	11,875
2014	15,625
2015	17,500
2016 and thereafter	340,000

14. Other Noncurrent Liabilities

Other noncurrent liabilities consist of the following as of December 31 (in thousands):

	2010	2011
Professional liability loss reserves	$134,658	$143,590
Other	17,322	23,530

	$151,980	$167,120

The Company’s professional liability loss reserves consist of the following as of December 31 (in thousands):

	2010	2011
Estimated losses under self-insured programs	$150,306	$162,601
Estimated losses under commercial insurance programs	44,131	45,709

	194,437	208,310
Less—estimated amount payable within one year	59,779	64,720

	$134,658	$143,590

The changes to the Company’s estimated losses under self-insured programs for 2010 and 2011 are as follows (in thousands):

	2010	2011
Balance, December 31	$145,237	$150,306
Reserves related to current period	33,950	37,221
Assumed liabilities	—	1,998
Changes related to prior period reserves	(7,219)	5,346
Payments for current period reserves	(1,623)	(1,862)
Payment for prior period reserves	(20,039)	(30,408)

Balance, December 31	$150,306	$162,601

The Company provides for its estimated professional liability losses through a combination of self-insurance and commercial insurance programs. As of December 31, 2011, the insured loss limit under a policy provided by a commercial insurance carrier was $158.9 million. The policy, as amended, provides for an increase in the aggregate limit of coverage based upon certain premium funding levels. Losses in excess of the limit of coverage remain as a self-insured obligation of the Company. A portion of the professional liability loss risks being provided for through self-insurance (“claims-made” basis) are transferred to and funded into a captive insurance company. The accounts of the captive insurance company are fully consolidated with those of the other operations of the Company in the accompanying consolidated financial statements.

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

As of December 31, 2011, of the $162.6 million of estimated losses under self-insurance programs, approximately $76.3 million represents an estimate of IBNR claims and expenses and additional loss development, with the remaining $86.3 million representing specific case reserves. Of the existing case reserves as of December 31, 2011, $1.1 million represents case reserves that have been settled but not yet funded, and $85.2 million reflects unsettled case reserves.

The Company’s provisions for losses under its self-insurance components are estimated using the results of periodic actuarial studies. Such actuarial studies include numerous underlying estimates and assumptions, including assumptions as to future claim losses, the severity and frequency of such projected losses, loss development factors and others. The Company’s provisions for losses under its self-insured components are subject to subsequent adjustment should future actuarial projected results for such periods indicate projected losses greater or less than previously projected. The Company’s estimated loss reserves under such programs are discounted at approximately 3.3% and 1.9% at December 31, 2010 and 2011, respectively, which was the current ten year U.S. Treasury rate at each of those dates, which reflects the risk free interest rate over the expected period of claims payments.

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

15. Shareholders’ Equity

Prior to the corporate conversion described in Note 1, the Company’s total equity comprised of three classes of membership units: Class A Common Units, Class B Common Units, and Class C Common Units. In connection with the corporate conversion, the existing Class A Common, Class B Common and Class C Common Units were converted into an aggregate 49,101,000 shares of common stock. Following the reorganization, the Company completed its initial public offering of 13,300,000 shares of common stock. Including the subsequent exercise in January 2010 of the underwriter’s over-allotment option to purchase 1,995,000 shares, a total of 15,295,000 shares were sold. Total number of outstanding common shares was 64,488,531 and 65,588,949 as of December 31, 2010 and December 31, 2011, respectively.

Authorized capitalization of Team Health Holdings, Inc.

Authorized capital stock consists of 100,000,000 shares of common stock, par value $0.01 per share and 10,000,000 shares of preferred stock, par value $0.01 per share. There were no shares of preferred stock outstanding as of December 31, 2010 or 2011.

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

The Company purchased $1.5 million of Class A Common Units from members of management in 2009.

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

The following table summarizes the status of options under the 2009 Stock Plan as of December 31, 2010 and 2011:

	Shares (in thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Life in Years
Outstanding at beginning of year—2010	5,640	$13.89	—
Granted	1,464	13.46	—
Exercised	(48)	12.96	68
Expired or forfeited	(109)	14.22	—

Outstanding at December 31, 2010	6,947	$13.80	$12,089	9.0

Exercisable at December 31, 2010	5,044	$13.86	$8,462	9.0

Outstanding at beginning of year—2011	6,947	$13.80	$12,089	9.0
Granted	1,548	21.50	—
Exercised	(972)	13.32	7,004
Expired or forfeited	(116)	13.86	—

Outstanding at December 31, 2011	7,407	$15.47	$48,901	8.3

Exercisable at December 31, 2011	4,570	$13.96	$37,046	8.0

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

Intrinsic value is the amount by which the stock price as of December 31, 2011 exceeds the exercise price of the options. For the year ended December 31, 2011, the Company recognized equity-based compensation of $3.9 million. As of December 31, 2011, the Company had $15.5 million of unrecognized compensation expense related to unvested options which will be recognized over the remaining requisite service period. Fair value of the options granted was based on the grant date fair value as calculated by the Black-Scholes option pricing formula with the following assumptions: risk-free interest rate of 2.1%, implied volatility of 36.3% and an expected life of the options of 6.25 years. Forfeitures of equity-based awards have been historically immaterial to the Company.

The Company has also granted a total of 35,609 shares of restricted stock, including 16,859 shares during the year ended December 31, 2011, to certain board members. The issued shares vest annually over a three-year period from the initial grant date. The Company recorded restricted stock expense of $0.2 million during 2011 and has $0.4 million of expense remaining to be recognized over the requisite service period for these awards.

A summary of changes in unvested shares of restricted stock is as follows (in thousands):

Shares (in thousands)
Outstanding at December 31, 2009	279
Granted	19
Vested	(178)
Forfeited and expired	(5)

Outstanding at December 31, 2010	115
Granted	17
Vested	(46)
Forfeited and expired	—

Outstanding at December 31, 2011	86

Stock Purchase Plans

In May 2010, the Company’s Board of Directors adopted the 2010 Employee Stock Purchase Plan (“ESPP”) and the 2010 Nonqualified Stock Purchase Plan (“NQSPP”).

The ESPP provides for the issuance of up to 600,000 shares to our employees. All eligible employees are granted identical rights to purchase common stock in each Board authorized offering under the ESPP. Rights granted pursuant to any offering under the ESPP terminate immediately upon cessation of an employee’s employment for any reason. In general, an employee may reduce his or her contribution or withdraw from participation in an offering at any time during the purchase period for such offering. Employees receive a 5% discount on shares purchased under the ESPP. Rights granted under the plan are not transferable and may be exercised only by the person to whom such rights are granted. Offerings will occur every six months in October and April. As of December 31, 2011, contributions under the ESPP totaled $0.3 million. During 2011, approximately 61,000 shares of the Company’s common stock were issued to plan participants.

The NQSPP provides for the issuance of up to 800,000 shares to our independent contractors. All eligible contractors are granted identical rights to purchase common stock in each Board authorized offering under the NQSPP. Rights granted pursuant to any offering under the NQSPP terminate immediately upon cessation of a contractor’s relationship with the Company for any reason. In general, a contractor may reduce his or her contribution or withdraw from participation in an offering at any time during the purchase period for such offering. Contractors receive a 5% discount on shares purchased under the NQSPP. Rights granted under the NQSPP are not transferable and may be exercised only by the person to whom such rights are granted. Offerings will occur every six months in October and April. As of December 31, 2011, contributions under the NQSPP totaled $0.2 million. During 2011, approximately 50,000 shares of the Company’s common stock were issued to plan participants.

17. Net Revenues

Net revenues in the following periods consisted of the following (in thousands):

	Year Ended December 31,
	2009	2010	2011
Fee for service revenue	$2,019,846	$2,220,958	$2,666,267
Contract revenue	437,637	422,714	445,849
Other revenue	25,792	27,702	29,562

	$2,483,275	$2,671,374	$3,141,678

18. Income Taxes

The provision for income taxes from continuing operations consists of the following (in thousands):

	Year Ended December 31,
	2009	2010	2011
Current:
Federal	$15,749	$23,034	$32,670
State	3,172	3,445	6,934

	18,921	26,479	39,604

Deferred:
Federal	4,256	5,863	2,879
State	505	723	781

	4,761	6,586	3,660

	$23,682	$33,065	$43,264

The reconciliation of the provision for income taxes computed at the federal statutory tax rate to the provision for income taxes is as follows:

	Year Ended December 31,
	2009	2010	2011
Tax at statutory rate	35.0%	35.0%	35.0%
State income tax (net of federal tax benefit)	3.5	5.7	4.6
Change in valuation allowance	0.5	6.5	—
Adjustments to state net operating losses	0.8	(6.4)	0.2
Goodwill impairment	—	42.8	—
Permanent items and other	1.2	0.9	0.5
Tax-exempt income	(0.7)	(1.6)	(0.5)

	40.3%	82.9%	39.8%

The effective income tax rates for 2009, 2010 and 2011 vary from the federal statutory tax rate due to state income taxes and the changes to state net operating losses and valuation allowances, reversal of transaction related costs in 2009 and the goodwill impairment in 2010.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the Company’s deferred tax assets and liabilities are as follows at December 31 (in thousands):

	2010	2011
Current deferred income tax assets:
Accrued compensation and other	$3,954	$4,860
Contingent purchase liability	—	3,433
Professional liability reserves	3,466	2,705
Accounts receivable	—	15,351

Total current deferred income tax assets	7,420	26,349
Valuation allowance	(4,469)	(5,061)

Net current deferred income tax assets	2,951	21,288

Current deferred income tax liabilities:
Accounts receivable	(2,160)	—
Affiliate deferred revenue	(39,229)	(59,356)

Total current deferred income tax liabilities	(41,389)	(59,356)

Net current deferred income tax liabilities	$(38,438)	$(38,068)

Long term deferred income tax assets:
Accrued compensation and other	$1,882	$—
Contingent consideration liability	11,611	13,741
Professional liability reserves	27,271	28,731
Net operating losses	13,184	13,395

Total long term deferred income tax assets	53,948	55,867
Valuation allowance	(4,577)	(4,585)

Net long term deferred income tax assets	49,371	51,282
Long term deferred income tax liabilities:
Accrued compensation and other	—	(543)
Amortization and depreciation	(3,580)	(14,551)

Total long term deferred income tax liabilities	(3,580)	(15,094)

Net long-term deferred income tax assets	$45,791	$36,188

Total deferred income tax assets	$61,368	$82,216
Total deferred income tax liabilities	(44,969)	(74,450)
Valuation allowance	(9,046)	(9,646)

Net deferred income tax assets (liabilities)	$7,353	$(1,880)

The Company recognizes valuation allowances on deferred tax assets reported, if based on the weight of evidence, it believes that it is more likely than not that all or a portion of the deferred tax assets will not be realized. As of December 31, 2010 and 2011, the Company had a valuation allowance of $9.0 million and $9.6 million, respectively. The net increase in the valuation allowance was due to an increase in state net operating losses incurred by subsidiaries that continue to report tax losses.

The Company, as of December 31, 2011, had net operating loss carryforwards in various states that expire at various times depending on the year generated and jurisdiction, the earliest expiration year being 2014.

The Company files a consolidated income tax return in the U.S. federal jurisdiction and in various states for its subsidiaries and remains subject to examination of its U.S. federal income tax returns for 2008 through 2011.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefit (excluding interest and penalties) is as follows (in thousands):

	2009	2010	2011
Balance at January 1	$2,213	$1,926	$2,191
Additions based on tax positions related to the current year	319	572	607
Settlements during current year	(70)	—	—
Reductions for tax positions of prior years	(242)	—	—
Lapse of statutes of limitations	(294)	(307)	(696)

Balance at December 31	$1,926	$2,191	$2,102

The total unrecognized tax benefits that, if recognized, would affect the effective rate is $1.9 million as it relates to uncertainties that are permanent deductions.

The Company recognizes accrued interest and penalties, if applicable, associated with uncertain tax positions in the respective accounts in operating expenses. During the year ended December 31, 2011, the Company reported no additional interest expense related to the uncertain tax positions and no penalties.

19. Employee Savings Plans

The Company sponsors various employee savings plans that are primarily defined contribution plans. The Company recognized expense of approximately $3.6 million in 2009, $3.5 million in 2010 and $4.1 million in 2011 related to these plans.

The Company maintains a retirement savings plan for its employees. The plan is a defined contribution plan in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The plan provides for a discretionary match by the Company up to a maximum of 50% of the first 6% of compensation contributed by employees. The Company’s provisions in the periods comprising 2009, 2010 and 2011 reflect the maximum discretionary provisions provided for under the plan.

The Company also maintains non-qualified deferred compensation plans for certain of its employees. Total deferred compensation payable as of December 31, 2010 and 2011 was approximately $16.5 million and $17.9 million, respectively.

20. Commitments and Contingencies

Leases

The Company leases office space for terms of primarily one to ten years with options to renew for additional periods. Future minimum payments due on these non-cancellable operating leases at December 31, 2011 are as follows (in thousands):

2012	$11,279
2013	10,072
2014	8,760
2015	6,914
2016	4,335
Thereafter	11,873

Operating lease costs were approximately $10.1 million, $11.4 million and $10.8 million for the years ended December 31, 2009, 2010 and 2011, respectively.

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

21. Related Party Transactions

The Company leases office space from several partnerships that are partially or entirely owned by certain employees of the Company. The leases were assumed by the Company as part of the merger or purchase transactions. Total related party lease costs were approximately $1.1 million in 2009, $0.5 million in 2010 and $0.4 million in 2011.

In August 2011, the Company’s Board of Directors appointed a new independent member, Steve Epstein, to the Board. Mr. Epstein is affiliated with a law firm that provides legal services to the Company. The fees recognized by the Company associated with these services totaled $0.4 million in 2011.

The Company was obligated under the terms of a 10-year agreement with Blackstone to pay an annual monitoring fee. Management services paid under this arrangement were $3.5 million in 2009 of which $0.1 million was recognized as expense in 2010. In connection with the December 2009 initial public offering, Blackstone received a lump sum payment of approximately $32.7 million in the aggregate to terminate the monitoring agreement, of which members of management who previously held Class A common units in Team Health Holdings LLC prior to the corporate conversion received approximately $3.2 million in the aggregate from Blackstone.

22. Quarterly Financial Information (unaudited)

Selected unaudited quarterly financial information for the years ended December 31, 2010 and 2011 is as follows (in thousands, except per share amounts):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2010
Net revenue	$631,966	$655,971	$690,648	$692,787
Net revenue less provision for uncollectibles	364,465	375,526	385,834	393,438
Cost of services rendered (exclusive of depreciation and amortization)
Professional service expenses	282,824	283,601	298,937	304,846
Professional liability cost	5,937	13,282	13,967	13,169
Net earnings (loss)	9,325	18,062	15,445	(36,031)
Pro forma basic net earnings (loss) per share	0.15	0.28	0.24	(0.56)
Pro forma diluted net earnings (loss) per share	0.14	0.28	0.24	(0.56)
2011
Net revenue	$719,134	$763,983	$811,927	$846,635
Net revenue less provision for uncollectibles	412,494	427,237	443,563	462,034
Cost of services rendered (exclusive of depreciation and amortization)
Professional service expenses	313,650	327,084	345,037	362,484
Professional liability cost	14,739	15,144	19,635	16,464
Net earnings	20,120	16,848	15,250	13,303
Basic net earnings per share	0.31	0.26	0.23	0.20
Diluted net earnings per share	0.31	0.25	0.23	0.20

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

The following table presents financial information for each reportable segment. Depreciation, amortization, impairment of intangibles, management fee and other expenses separately identified in the consolidated statements of operations are included as a reduction to the respective segments’ operating earnings for each year below (in thousands):

	Year ended December 31,
	2009	2010	2011
Net Revenues less Provision for Uncollectibles:
Healthcare Services	$1,409,410	$1,506,789	$1,733,036
Billing Services	14,031	12,475	12,292

	$1,423,441	$1,519,264	$1,745,328

Operating Earnings:
Healthcare Services	$183,248	$127,445	$186,452
Billing Services	3,355	3,064	3,339
General Corporate	(91,194)	(70,091)	(68,224)

	$95,409	$60,418	$121,567

Reconciliation of Operating Earnings to Net Earnings:
Operating earnings	$95,409	$60,418	$121,567
Interest expense, net	36,679	20,552	12,782
Provision for income taxes	23,682	33,065	43,264

Net earnings	$35,048	$6,801	$65,521

Capital Expenditures:
Healthcare Services	$1,762	$2,903	$2,453
Billing Services	1,976	1,551	2,111
General Corporate	7,875	7,444	7,413

	$11,613	$11,898	$11,977

Total Assets:
Healthcare Services	$585,018	$619,064	$774,776
Billing Services	18,021	17,090	16,799
General Corporate	315,933	145,684	140,741

	$918,972	$781,838	$932,316

24. Financial Information for Subsidiary Guarantors and Non-guarantor Subsidiary

The Company conducts substantially all of its business through its subsidiaries. The current registrant, Team Health Holdings, Inc., is a holding company that conducts no operations and whose financial position is its investments in its subsidiaries. With the redemption of the remaining Notes in 2010 the Company no longer had a guarantee obligation related to these notes as of December 31, 2010. As of December 31, 2009, the Company and its wholly-owned domestic subsidiaries jointly and severally guaranteed the Notes on an unsecured senior subordinated basis. Prior to the corporate conversion, Team Finance, LLC, a subsidiary of the Company, was the registrant. Team Finance, LLC conducts no operations and its financial position is comprised of its investments in its subsidiaries, deferred financing costs and the Company’s debt. The condensed consolidating financial information for the current and former registrants, the subsidiary guarantors, the non-guarantor subsidiary, certain reclassifications and eliminations and the consolidated Company for the year ended December 31, 2009, follows:

Consolidated Statement of Operations

	Year ended December 31, 2009
	Parent, Issuer, and Guarantor Subsidiaries	Non-Guarantor Subsidiary	Reclassifications and Eliminations	Total Consolidated
	(in thousands)
Net revenues	$2,483,275	$27,371	$(27,371)	$2,483,275
Provision for uncollectibles	1,059,834	—	—	1,059,834

Net revenue less provision for uncollectibles	1,423,441	27,371	(27,371)	1,423,441
Cost of services rendered (exclusive of depreciation and amortization shown separately below)
Professional expenses	1,146,507	15,133	(27,371)	1,134,269
General and administrative expenses (includes contingent purchase compensation expense of $5,001)	138,102	205	—	138,307
Other expenses (income)	36,192	(516)	—	35,676
Depreciation	10,376	—	—	10,376
Amortization	7,284	—	—	7,284
Net interest expense (income)	39,491	(2,812)	—	36,679
Transaction costs	2,120	—	—	2,120

Earnings before income taxes	43,369	15,361	—	58,730
Provision for income taxes	18,990	4,692	—	23,682

Net earnings	$24,379	$10,669	$—	$35,048

Consolidated Statement of Cash Flows

	Year ended December 31, 2009
	Parent, Issuer and Guarantor Subsidiaries	Non-Guarantor Subsidiary	Reclassifications and Eliminations	Total Consolidated
	(in thousands)
Operating activities
Net earnings	$24,379	$10,669	$—	$35,048
Adjustments to reconcile net earnings:
Depreciation	10,376	—	—	10,376
Amortization	7,284	—	—	7,284
Amortization of deferred financing costs	2,035	—	—	2,035
Equity based compensation expense	5,430	—	—	5,430
Provision for uncollectibles	1,059,834	—	—	1,059,834
Deferred income taxes	2,297	(598)	—	1,699
Loss on disposal of equipment	84	—	—	84
Equity in joint venture income	(606)	—	—	(606)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,052,755)	—	—	(1,052,755)
Prepaids and other assets	(13,616)	1,160	—	(12,456)
Income tax accounts	5,763	958	—	6,721
Accounts payable	3,749	16	—	3,765
Accrued compensation and physician payable	11,803	—	—	11,803
Contingent purchase liability	(2,499)	—	—	(2,499)
Other accrued liabilities	8,159	(249)	—	7,910
Professional liability reserves	(3,984)	(4,347)	—	(8,331)

Net cash provided by operating activities	67,732	7,609	—	75,341

Investing activities
Purchases of property and equipment	(11,613)	—	—	(11,613)
Cash paid for acquisition, net	(82,886)	—	—	(82,886)
Net purchases of investments at insurance subsidiary	—	(110,997)	—	(110,997)
Proceeds from investments at insurance subsidiary	—	113,388	—	113,388
Other investing activities	28	—	—	28

Net cash (used in) provided by investing activities	(94,471)	2,391	—	(92,080)

Financing activities
Payments on notes payable	(4,250)	—	—	(4,250)
Proceeds from sale of common stock	146,656	—	—	146,656
Redemption of common units	(1,734)	—	—	(1,734)
Net transfer from parent and parent’s subsidiaries	10,000	(10,000)	—	—

Net cash provided by (used in) financing activities	150,672	(10,000)	—	140,672

Increase in cash and cash equivalents	123,933	—	—	123,933
Cash and cash equivalents, beginning of year	46,398	—	—	46,398

Cash and cash equivalents, end of year	$170,331	$—	$—	$170,331

Item 15(a)

Team Health Holdings, Inc.

Schedule II—Valuation and Qualifying Accounts

For the Years Ended December 31,

(In thousands)

	Balance at Beginning of Period	Costs and Expenses	Other	Deductions	Balance at End of Period
2009	$158,685	$1,059,834	$—	$1,039,807	$178,712
2010	$178,712	$1,152,110	$—	$1,135,989	$194,833
2011	$194,833	$1,396,350	$—	$1,325,890	$265,293

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

TEAM HEALTH HOLDINGS, INC.

By:	/S/ GREG ROTH
Greg Roth Chief Executive Officer (Principal Executive Officer)

Date: February 7, 2012

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Greg Roth, David Jones and Heidi Allen, and each of them, as his or her true and lawful attorneys-in-fact and agents, with power to act with or without the others and with full power of substitution and resubstitution, to do any and all acts and things and to execute any and all instruments which said attorneys and agents and each of them may deem necessary or desirable to enable the registrant to comply with the U.S. Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the U.S. Securities and Exchange Commission thereunder in connection with the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “Annual Report”), including specifically, but without limiting the generality of the foregoing, power and authority to sign the name of the registrant and the name of the undersigned, individually and in his or her capacity as a director or officer of the registrant, to the Annual Report as filed with the U.S. Securities and Exchange Commission, to any and all amendments thereto, and to any and all instruments or documents filed as part thereof or in connection therewith; and each of the undersigned hereby ratifies and confirms all that said attorneys and agents and each of them shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below on February 7, 2012, by the following persons on behalf of the registrant and in the capacities indicated.

TEAM HEALTH HOLDINGS, INC.

By:	/s/ GREG ROTH
Greg Roth Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ DAVID JONES
David Jones Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

By:	/s/ H. LYNN MASSINGALE, M. D.
H. Lynn Massingale, M.D. Executive Chairman and Director

By:	/s/ GLENN A. DAVENPORT
Glenn A. Davenport Director

By:	/s/ EARL P. HOLLAND
Earl P. Holland Director

By:	/s/ NEIL P. SIMPKINS
Neil P. Simpkins Director

By:	/s/ MICHAEL A. DAL BELLO
Michael A. Dal Bello Director

By:	/s/ JAMES L. BIERMAN
James L. Bierman Director

By:	/s/ STEVEN EPSTEIN
Steven Epstein Director

EXHIBIT INDEX

No.	Description

2.1	Merger Agreement by and among Team Health Holdings, LLC, Team Health, Inc., Team Finance LLC, Team Health MergerSub, Inc., Ensemble Parent LLC, and Ensemble Acquisition LLC, dated as of October 11, 2005 (incorporated by reference to Exhibit 2.1 of the Registration Statement on Form S-4 (File No. 333-132495) filed by the Company on March 16, 2006)

3.1	Certificate of Incorporation of Team Health Holdings, Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed by the Company on December 18, 2009)

3.2	By-laws of Team Health Holdings, Inc. (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K, filed by the Company on December 12, 2009)

4.5	Stockholders Agreement of Team Health Holdings, Inc., dated as of December 15, 2009 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K, filed by the Company on December 12, 2009)

4.6	Registration Rights Agreement of Team Health Holdings, Inc. (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K, filed by the Company on December 12, 2009)

10.1	Credit Agreement, dated as of November 23, 2005, by and among Team Finance LLC, Team Health Holdings, LLC, JPMorgan Chase Bank, N.A., each Lender from time to time party thereto and Lehman Brothers Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-4 (File No. 333-132495) filed by Team Finance LLC on March 16, 2006)

10.2	Amendment No. 1, dated as of April 5, 2007, to the Credit Agreement, dated as of November 23, 2005 by and among Team Finance LLC, Team Health Holdings, LLC, JPMorgan Chase Bank, N.A. and each Lender from time to time party thereto (incorporated by reference to Exhibit 10.14 of The Quarterly Report on Form 10-Q (File No. 333-132495) filed by Team Finance LLC for the quarterly period ended March 31, 2007)*

10.3	Amendment No. 2, dated as of December 11, 2009, to the Credit Agreement, dated as of November 23, 2005 by and among Team Finance LLC, Team Health Holdings, LLC, JPMorgan Chase Bank, N.A. and each Lender from time to time party thereto (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed by the Company on December 24, 2009)

10.4	Lease Agreement, dated August 27, 1992, between Med: Assure Systems and Winston Road Properties (incorporated by reference to Exhibit 10.6 of the Registration Statement on Form S-4 (File No. 333-132495) filed Team Finance LLC on March 16, 2006)

10.5	Lease Agreement, dated August 27, 1999, between Americare Medical Services, Inc. and Winston Road Properties (incorporated by reference to Exhibit 10.7 of the Registration Statement on Form S-4 (File No. 333-132495) filed by Team Finance LLC on March 16, 2006)

10.6	Team Health, Inc. Non-Qualified Supplemental Executive Retirement Plan dated as of January 1, 2004 (incorporated by reference to Exhibit 10.9 of the Registration Statement on Form S-4 (File No. 333-132495) filed by Team Finance LLC on March 16, 2006)*

10.8	Amended and Restated Transaction and Monitoring Fee Agreement between Team Health Holdings, LLC and Blackstone Management Partners IV LLC, dated March 7, 2006 (incorporated by reference to Exhibit 10.12 of the Registration Statement on Form S-4 (File No. 333-132495) filed by Team Finance LLC on March 16, 2006)

10.9	Amendment No. 1 to the Amended and Restated Transaction and Monitoring Fee Agreement between Team Health Holdings, LLC and Blackstone Management Partners IV LLC, dated December 1, 2009 (incorporated by reference to Exhibit 10.7 of the Registration Statement on Form S-1 (File No. 333-162347) filed by the Company on December 3, 2009)

10.10	Participation Agreement, dated as of November 27, 2006 between Team Health, Inc. and Core Trust Purchasing Group (incorporated by reference to Exhibit 10.21 of the Registration Statement on Form S-1 (File No. 333-162347) filed by the Company on November 17, 2009)

10.12	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.11 of the Registration Statement on Form S-1 (File No. 333-162347) filed by the Company on December 3, 2009)*

10.13	Team Health Holdings, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.12 of the Registration Statement on Form S-1 (File No. 333-162347) filed by the Company on December 3, 2009)*

10.14	Amended and Restated Team Health Holdings, Inc. Annual Management Incentive Program (incorporated by reference to Exhibit 10.13 of the Registration Statement on Form S-1 (File No. 333-162347) filed by the Company on December 3, 2009)*

10.15	Amended and Restated Employment Agreement, dated November 25, 2009, between Team Health, Inc. and Dr. Massingale (incorporated by reference to Exhibit 10.1 of Team Finance LLC’s Current Report on Form 8-K (File No. 333-132495) dated November 25, 2009)*

10.15.1	Amendment, dated August 1, 2011, to Amended and Restated Employment Agreement, dated November 29, 2009, between Team Health, Inc. and Gregory S. Roth (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, filed on May 3, 2011)*

10.16	Amended and Restated Employment Agreement, dated November 25, 2009, between Team Health, Inc. and Gregory S. Roth (incorporated by reference to Exhibit 10.2 of Team Finance LLC’s Current Report on Form 8-K (File No. 333-132495) dated November 25, 2009)*

10.16.1	Amendment, dated August 1, 2011, to Amended and Restated Employment Agreement, between Team Health, Inc. and Dr. Massingale (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q (File No. 001-34583), filed on August 2, 2011)*

10.17	Amended and Restated Employment Agreement, dated August 1, 2011, between Team Health, Inc. and David P. Jones (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-34583) filed on August 2, 2011)*

10.18	Amended and Restated Employment Agreement, dated August 1, 2011, between Team Health, Inc. and Heidi Solomon Allen (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (File No. 001-34583) filed on August 2, 2011)*

10.19	Form of Restricted Stock Award Agreement filed herewith*

21.1	List of Subsidiaries filed herewith

23.1	Consent of Ernst & Young LLP (filed herewith)

24.1	Power of Attorney (included in the signature page hereto)

31.1	Certification by Greg Roth for Team Health Holdings, Inc. dated February 7, 2012, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification by David P. Jones for Team Health Holdings, Inc. dated February 7, 2012 as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification by Greg Roth for Team Health Holdings, Inc. dated February 7, 2012, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification by David P. Jones for Team Health Holdings, Inc. dated February 7, 2012, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101	The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Shareholders’ and Members’ (Deficit) Equity and Comprehensive Earnings (Loss), and (v) Notes to Consolidated Financial Statements, tagged as blocks of text

*	Management contracts or compensatory plans or arrangements