Form 10-Q
period 2012-03-31
TEAM HEALTH HOLDINGS INC.
filed 2012-05-01
CIK 1082754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2012

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

As of April 26, 2012, there were outstanding 65,849,870 shares of common stock of Team Health Holdings, Inc., with a par value of $.01.

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical facts and that reflect the current view of Team Health Holdings, Inc. (the “Company”) about future events and financial performance are hereby identified as “forward looking statements.” Some of these statements can be identified by terms and phrases such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “could,” “should,” “may,” “plan,” “project,” “predict” and similar expressions. The Company cautions readers of this Form 10-Q that such “forward looking statements”, including without limitation, those relating to the Company’s future business prospects, revenue, working capital, professional liability expense, liquidity, capital needs, interest costs and income, wherever they occur in this Form 10-Q or in other statements attributable to the Company, are necessarily estimates reflecting the judgment of the Company’s senior management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the “forward looking statements”. Factors that could cause our actual results to differ materially from those expressed or implied in such forward-looking statements, include, but are not limited to:

•	the current U.S. and global economic conditions;

•	the current U.S. and state healthcare reform legislative initiatives;

•	the effect and interpretation of current or future government regulation of the healthcare industry, and our ability to comply with these regulations;

•	our exposure to billing investigations and audits by private payers and federal and state authorities, as well as auditing contractors for governmental programs;

•	our exposure to professional liability lawsuits;

•	the adequacy of our insurance reserves;

•	our reliance on reimbursements by third-party payers, as well as payments by individuals;

•	change in rates or methods of government payments for our services;

•	the general level of emergency department patient volumes at our clients’ facilities;

•	our exposure to the financial risks associated with fee-for-service contracts;

•	our ability to timely or accurately bill for services;

•	our ability to timely enroll healthcare professionals in the Medicare program;

•	a reclassification of independent contractor physicians by tax authorities;

•	the concentration of a significant number of our programs in certain states, particularly Florida and Tennessee;

•	any loss of or failure to renew contracts within the Military Health System Program, which are subject to a competitive bidding process;

•	our exposure to litigation;

•	fluctuations in our quarterly operating results which could affect our ability to raise new capital for our business;

•	effect on our revenues if we experience a net loss of contracts;

•	our ability to accurately assess the costs we will incur under new contracts;

•	our ability to find suitable acquisition candidates or successfully integrate completed acquisitions;

•	our ability to implement our business strategy and manage our growth effectively;

•	our future capital needs and ability to raise capital when needed;

•	our ability to successfully recruit and retain qualified healthcare professionals;

•	enforceability of our non-competition and non-solicitation contractual arrangements with some affiliated physicians and professional corporations;

•	the high level of competition in our industry;

•	our dependence on numerous complex information systems and our ability to maintain these systems or implement new systems or any disruptions in our information systems;

•	our ability to protect our proprietary technology and services;

•	our loss of key personnel and/or ability to attract and retain highly qualified personnel;

•	our ability to comply with privacy regulations regarding the use and disclosure of patient information;

•	our ability to comply with federal or state anti-kickback laws;

•	our ability to comply with federal and state physician self-referral laws and regulations or issuance of additional legislative restrictions;

•	changes in existing laws or regulations, adverse judicial or administrative interpretations of these laws and regulations or enactment of new legislation;

•	changes in accounting standards, rules and interpretations or inaccurate estimates or assumptions in the application of accounting policies and the impact on our financial statements;

•	our exposure to a loss of contracts with our physicians or termination of relationships with our affiliated professional corporations in order to comply with antitrust laws;

•	our substantial indebtedness and ability to incur substantially more debt;

•	our ability to generate sufficient cash to service our debt;

•	restrictive covenants in our debt agreements which may restrict our ability to pursue our business strategies and our ability to comply with them; and

•	the interests of our sponsor may be in conflict with your interests.

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

TEAM HEALTH HOLDINGS, INC.

QUARTERLY REPORT FOR THE THREE MONTHS

ENDED MARCH 31, 2012

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

TEAM HEALTH HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2011	March 31, 2012
	(Unaudited) (In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$9,855	$10,193
Accounts receivable, less allowance for uncollectibles of $265,293 and $276,997 in 2011 and 2012, respectively	307,874	325,427
Prepaid expenses and other current assets	24,021	21,554
Receivables under insured programs	14,129	12,845
Income tax receivable	1,438	—

Total current assets	357,317	370,019
Investments of insurance subsidiary	94,300	94,120
Property and equipment, net	34,674	34,432
Other intangibles, net	101,910	95,794
Goodwill	232,215	232,215
Deferred income taxes	36,188	38,084
Receivables under insured programs	31,581	27,078
Other	40,082	40,263

	$928,267	$932,005

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,356	$20,140
Accrued compensation and physician payable	153,674	136,547
Income tax payable	—	8,497
Other accrued liabilities	109,649	108,855
Current maturities of long-term debt	35,000	26,000
Deferred income taxes	38,068	38,266

Total current liabilities	358,747	338,305
Long-term debt, less current maturities	385,000	382,500
Other non-current liabilities	167,120	175,929
Shareholders’ equity:
Common stock, ($0.01 par value; 100,000 shares authorized, 65,589 and 65,771 shares issued and outstanding at December 31, 2011 and March 31, 2012, respectively)	656	658
Additional paid-in capital	541,216	544,979
Accumulated deficit	(527,774)	(513,350)
Accumulated other comprehensive income	3,302	2,984

Shareholders’ equity	17,400	35,271

	$928,267	$932,005

See accompanying notes to consolidated financial statements.

TEAM HEALTH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Three Months Ended March 31,
	2011	2012
	(Unaudited)
	(In thousands, except per share data)
Net revenue before provision for uncollectibles	$719,134	$840,424
Provision for uncollectibles	306,640	361,762

Net revenue	412,494	478,662
Cost of services rendered (exclusive of depreciation and amortization shown separately below)
Professional service expenses	313,650	371,585
Professional liability costs	14,739	22,308
General and administrative expenses (includes contingent purchase compensation expense of $2,617 and $6,343 in 2011 and 2012, respectively)	40,754	48,364
Other income	(548)	(1,455)
Depreciation	3,051	3,118
Amortization	3,638	6,116
Interest expense, net	3,277	3,557
Transaction costs	154	1,227

Earnings before income taxes	33,779	23,842
Provision for income taxes	13,659	9,418

Net earnings	$20,120	$14,424

Net earnings per share
Basic	$0.31	$0.22
Diluted	$0.31	$0.21
Weighted average shares outstanding
Basic	64,475	65,567
Diluted	65,593	67,383
Other comprehensive income, net of tax:
Net change in fair value of investments, net of tax of $(109) and $(172) for 2011 and 2012, respectively	(203)	(318)
Net change in fair value of swaps, net of tax of $359 for 2011	562	—

Total comprehensive earnings	$20,479	$14,106

See accompanying notes to consolidated financial statements.

TEAM HEALTH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2011	2012
	(Unaudited)
	(In thousands)
Operating Activities
Net earnings	$20,120	$14,424
Adjustments to reconcile net earnings:
Depreciation	3,051	3,118
Amortization	3,638	6,116
Amortization of deferred financing costs	456	199
Employee equity-based compensation expense	606	1,123
Provision for uncollectibles	306,640	361,762
Deferred income taxes	5,334	(1,526)
Loss on disposal of equipment	18	22
Loss on assets held for sale	20	—
Equity in joint venture income	(540)	(536)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(323,892)	(379,315)
Prepaids and other assets	1,897	4,640
Income tax accounts	7,402	9,935
Accounts payable	(3,517)	(2,205)
Accrued compensation and physician payable	83	(14,758)
Contingent purchase liabilities	(4,253)	6,343
Other accrued liabilities	1,174	(3,132)
Professional liability reserves	2,698	8,223

Net cash provided by operating activities	20,935	14,433

Investing Activities
Purchases of property and equipment	(2,202)	(2,909)
Sale of property and equipment	90	—
Purchases of investments by insurance subsidiary	(16,215)	(22,157)
Proceeds from investments by insurance subsidiary	14,177	21,848
Other investing activities	—	(2,000)

Net cash used in investing activities	(4,150)	(5,218)

Financing Activities
Payments on notes payable	(1,062)	(2,500)
Proceeds from revolving credit facility	—	149,800
Payments on revolving credit facility	—	(158,800)
Proceeds from exercise of stock options	3,559	2,642
Stock issuance costs	(466)	—
Payments of financing costs	—	(19)

Net cash provided by (used in) financing activities	2,031	(8,877)

Increase in cash and cash equivalents	18,816	338
Cash and cash equivalents, beginning of period	30,337	9,855

Cash and cash equivalents, end of period	$49,153	$10,193

Interest paid	$4,334	$3,937

Taxes paid	$968	$958

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items) necessary for a fair presentation of results for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. The consolidated balance sheet of the Company at December 31, 2011 has been derived from the audited financial statements at that date, but does not include all of the information and disclosures required by GAAP for complete financial statements. These financial statements and the notes thereto should be read in conjunction with the December 31, 2011 audited consolidated financial statements and the notes thereto included in our annual report on Form 10-K for fiscal year 2011 filed with the SEC.

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements and notes. Actual results could differ from those estimates.

Note 2. Recent Accounting Pronouncements

Changes to accounting principles generally accepted in the United States of America (U.S. GAAP) are established by the Financial Accounting Standards Board (FASB) in the form of accounting standards updates (ASU’s) to the FASB’s Accounting Standards Codification. The Company considers the applicability and impact of all ASU’s. ASU’s not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position or results of operations.

In September 2011, the FASB issued ASU 2011-08, “Intangibles—Goodwill and Other (Topic 350), Testing Goodwill for Impairment.” This update provides companies with the option to perform a qualitative assessment to determine whether it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. If, after assessing updated qualitative factors, a company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not have to perform the current two-step goodwill impairment test. The provisions of this update are effective for interim and annual impairment tests performed for fiscal years beginning after December 15, 2011. The Company is evaluating whether to elect to use this new qualitative approach to its annual impairment testing.

During the first quarter of 2012, the Company adopted the provisions of Accounting Standards Update No. 2011-07, Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities (“ASU 2011-07”). ASU 2011-07 requires certain healthcare organizations to present their bad debt provision related to patient services revenue separately as contra-revenue on the face of the statement of operations. In addition, ASU 2011-07 requires the following disclosures:

1)	A company’s policy for considering collectability in the timing and amount of revenue and bad debt recognized;

2)	The amount of revenue (i.e., less contractual discounts) recognized by major payor source;

3)	Quantitative and qualitative information about changes in the bad debt allowance, including judgments made and changes in estimates.

All periods presented in these consolidated financial statements and notes to consolidated financial statements are presented in accordance with ASU 2011-07. See Note 6 for the required disclosures.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.” This update requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. These changes became effective for the Company in the first quarter of 2012 and are reflected in the consolidated statement of comprehensive earnings.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” (“ASU 2011-04”). This guidance contains certain updates to the fair value measurement guidance as well as enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for “Level 3” measurements, including enhanced disclosure for: (1) the valuation processes used by the reporting entity; and (2) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any. The provisions of this update are effective for interim and annual periods beginning on or after December 15, 2011, with early adoption prohibited. The Company’s adoption of this standard did not have a significant impact on the Company’s fair value measurements, financial condition, results of operations or cash flows.

Note 3. Acquisitions and Contingent Purchase Obligations

Acquisitions

During the year ended December 31, 2011, the Company acquired the operations of four businesses for total cash proceeds of $125.8 million. In April 2011, the Company completed the acquisition of certain assets of a medical staffing group that provides emergency department staffing services to a hospital located in Alabama. In September 2011, the Company completed the acquisitions of certain assets and related business operations of an anesthesia staffing business located in Colorado, an emergency medical staffing business located in Illinois and a medical staffing group located in Tennessee. These acquisitions have broadened the Company’s presence within these lines of business. The purchase price for these acquisitions was allocated in accordance with the provisions of ASC Topic 805, “Business Combinations” (ASC 805), based on management’s estimates, to net assets acquired, including goodwill of $57.8 million (all of which is tax deductible goodwill), intangible assets of $58.8 million and assumed working capital assets and liabilities consisting primarily of accounts receivable of $15.1 million. In addition, the agreements have a contingent consideration provision pursuant to which, if certain financial targets are achieved within a defined performance period, then estimated maximum future cash payments totaling $36.1 million could be made at the conclusion of the respective performance periods.

The results of operations of the acquired businesses have been included in the Company’s consolidated financial statements beginning on the respective acquisition dates. Pro forma results of operations have not been presented because the effect of these acquisitions was not material, individually or in the aggregate, to the Company’s consolidated results of operations.

In March 2012, the Company made an investment in a variable interest entity that is a provider of hospital-based telemedicine consultations. The Company has determined that it is not the primary beneficiary of the entity, as it does not have the power to direct the activities that most significantly impact economic performance of the entity nor the responsibility to absorb a majority of the expected losses and therefore, the entity is not consolidated and the investment is accounted for under the cost method. The determination of whether the Company is the primary beneficiary was performed at the time of our initial investment and is performed at the date of each subsequent reporting period. As of March 31, 2012, the carrying amount of this investment was $2.0 million and is reported as other long-term investments in the accompanying consolidated balance sheets.

On April 20, 2012, the Company completed the acquisition of an anesthesia group in New Jersey and effective May 1, 2012, the Company completed the acquisition of a physician management and staffing business that provides emergency medicine, hospital medicine, and urgent care in New York, Pennsylvania, Ohio and Texas.

Total cash outlay for these acquisitions was $121.3 million with an additional $40.2 million in estimated potential contingent payments that will be recognized as contingent purchase compensation expense over the defined performance period. The Company is in the process of completing the preliminary purchase price allocation. These acquisitions were not individually or in the aggregate significant and no pro forma information has been included.

Contingent Purchase Obligations

In accordance with ASC 805, when contingent payments are tied to continuing employment, such amounts are recognized ratably over the defined performance period as compensation expense which is included as a component of general and administrative expense in the results of the Company’s operations. In all of the above described acquisitions that contain contingent consideration, such payments are tied to continuing employment.

As of March 31, 2012, the Company estimates it may have to pay $43.8 million in future contingent payments for acquisitions made prior to March 31, 2012 based upon the current projected financial performance of the acquired operations of which $19.6 million is recorded as a liability on the Company’s balance sheet. The remaining estimated liability of $24.2 million will be recorded as contingent purchase compensation expense over the remaining performance period. The current estimate of future contingent payments could increase or decrease depending upon the actual performance of the acquisition over the respective performance period. These payments will be made should the acquired operations achieve the financial targets or certain contract terms as agreed to in the respective acquisition agreements.

The changes to the Company’s accumulated contingent purchase expense liability are as follows (in thousands):

Contingent purchase liability at December 31, 2011	$13,249
Payments	—
Expense recognized	6,343

Contingent purchase liability at March 31, 2012	$19,592

Estimated unrecognized contingent purchase compensation expense as of March 31, 2012 is (in thousands):

For the remainder of the year ended December 31, 2012	$13,412
For the year ended December 31, 2013	10,800

$24,212

In the three months ended March 31, 2011 and 2012, the Company recognized transaction costs of $0.2 million and $1.2 million, respectively which related to external costs associated with due diligence and acquisition activity.

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

The following table provides information on those assets and liabilities the Company currently measures at fair value on a recurring basis as of December 31, 2011 and March 31, 2012 (in thousands):

	Carrying Amount In Consolidated Balance Sheet December 31, 2011	Fair Value December 31, 2011	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3
Investments of insurance subsidiary:
Money market funds	$7,361	$7,361	$7,361	$—	$—
U. S. Treasury securities	15,931	15,931	—	15,931	—
Municipal bonds	57,194	57,194	—	57,194	—
Agency notes	13,814	13,814	—	13,814	—

Total investments of insurance subsidiary	$94,300	$94,300	$7,361	$86,939	$—

Supplemental employee retirement plan investments:
Mutual funds	$14,596	$14,596	$—	$14,596	$—

	Carrying Amount In Consolidated Balance Sheet March 31, 2012	Fair Value March 31, 2012	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3
Investments of insurance subsidiary:
Money market funds	$4,929	$4,929	$4,929	$—	$—
U. S. Treasury securities	16,726	16,726	—	16,726	—
Municipal bonds	58,103	58,103	—	58,103	—
Agency notes	14,362	14,362	—	14,362	—

Total investments of insurance subsidiary	$94,120	$94,120	$4,929	$89,191	$—

Supplemental employee retirement plan investments:
Mutual funds	$16,838	$16,838	$—	$16,838	$—

The Company’s insurance subsidiary investments are valued using market prices on both active markets (level 1) and less active markets (level 2). Level 1 investment valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 investment valuations are obtained from readily available pricing sources for comparable investment or identical investments in less active markets. The fair values of the Company’s supplemental employee retirement investments are based on quoted prices. See Note 5 for more information regarding the Company’s investments.

As of December 31, 2011 and March 31, 2012, the fair value of these investments reflected net unrealized gains of $5.1 million and $4.6 million, respectively.

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

At March 31, 2012, the estimated fair value of the Company’s outstanding debt was $403.6 million based on market prices on less active markets (Level 2) compared to a carrying value of $408.5 million.

Note 5. Investments

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

At December 31, 2011 and March 31, 2012, amortized cost basis and aggregate fair value of the Company’s available-for-sale securities by investment type were as follows (in thousands):

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2011
Money market funds	$7,361	$—	$—	$7,361
U. S. Treasury securities	15,046	885	—	15,931
Municipal bonds	53,202	4,013	(21)	57,194
Agency notes	13,613	202	(1)	13,814

	$89,222	$5,100	$(22)	$94,300

March 31, 2012
Money market funds	$4,929	$—	$—	$4,929
U. S. Treasury securities	16,054	701	(29)	16,726
Municipal bonds	54,368	3,773	(38)	58,103
Agency notes	14,180	186	(4)	14,362

	$89,531	$4,660	$(71)	$94,120

At December 31, 2011 and March 31, 2012, the amortized cost basis and aggregate fair value of the Company’s available-for-sale securities by contractual maturities were as follows (in thousands):

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2011
Due in less than one year	$16,106	$61	$—	$16,167
Due after one year through five years	44,297	2,469	(6)	46,760
Due after five years through ten years	28,819	2,570	(16)	31,373

Total	$89,222	$5,100	$(22)	$94,300

March 31, 2012
Due in less than one year	$20,257	$131	$—	$20,388
Due after one year through five years	47,729	2,826	(37)	50,518
Due after five years through ten years	21,545	1,703	(34)	23,214

Total	$89,531	$4,660	$(71)	$94,120

A summary of the Company’s temporarily impaired available-for-sale investment securities as of March 31, 2012 follows (in thousands):

	Impaired Less Than 12 Months		Impaired Over 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2012
Money market funds	$—	$—	$—	$—	$—	$—
U. S. Treasury securities	3,720	(29)	—	—	3,720	(29)
Municipal bonds	4,188	(36)	273	(2)	4,461	(38)
Agency notes	2,076	(4)	—	—	2,076	(4)

Total investment	$9,984	$(69)	$273	$(2)	$10,257	$(71)

The unrealized losses resulted from changes in market interest rates, not from changes in the probability of contractual cash flows. Because the Company has the ability and intent to hold the investments until a recovery of carrying value and full collection of the amounts due according to the contractual terms of the investments is expected, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2012.

During the three months ended March 31, 2012, the Company recorded a gain on the sale of these investments of approximately $0.1 million.

As of March 31, 2012, the investments related to the participant directed supplemental employee retirement plan totaled $16.8 million and are included in other assets in the accompanying consolidated balance sheet. The trading gains and losses on those investments for the three months ended on March 31, 2012 that were still held by the Company as of March 31, 2012 are as follows (in thousands):

Net gains and losses recognized during the three months ended March 31, 2012 on trading securities	$1,292
Less: net gains and losses recognized during the period on trading securities sold during the three months ended March 31, 2012	35

Unrealized gains and losses recognized on trading securities still held at March 31, 2012	$1,257

Note 6. Net Revenue

Net revenue consists of fee-for-service revenue, contract revenue and other revenue. The Company’s net revenue is principally derived from the provision of healthcare staffing services to patients within healthcare facilities and is recorded in the period the services are rendered. Under the fee-for-service arrangements, the Company bills patients for services provided and receive payment from patients or their third-party payers. Fee-for-service revenue is reported net of contractual allowances and policy discounts. Contractual adjustments represent the Company’s estimate of discounts and other adjustments to be recognized from gross fee-for-service charges under contractual payment arrangements, primarily with commercial, managed care, and governmental payment plans such as Medicare and Medicaid when the Company’s providers participate in such plans. Contract revenue represents revenue generated under contracts in which the Company provides physician and other healthcare staffing and administrative services in return for a contractually negotiated fee. Contract revenue consists primarily of billings based on hours of healthcare staffing provided at agreed-to hourly rates. Revenue in such cases is recognized as the hours are worked by the Company’s staff and contractors. Other revenue consists primarily of revenue from management and billing services provided to outside parties. Revenue is recognized for such services pursuant to the terms of the contracts with customers. The Company also records a provision for uncollectible accounts based primarily on historical collection experience to record accounts receivables at the estimated amounts expected to be collected.

Net revenue for the three months ended March 31, 2011 and 2012, respectively, consisted of the following (in thousands):

	Three Months Ended March 31,
	2011		2012
Medicare	$79,642	19.3%	$96,494	20.2%
Medicaid	67,987	16.5	73,389	15.3
Commercial and managed care	173,895	42.2	201,610	42.1
Self-pay	262,116	63.5	317,896	66.4
Other	15,537	3.8	17,467	3.6
Unbilled	4,556	1.1	4,638	1.0

Net fee-for-service revenue before provision for uncollectibles	603,733	146.4	711,494	148.6
Contract before provision for uncollectibles	108,477	26.3	121,130	25.3
Other	6,924	1.7	7,800	1.6

Net revenue before provision for uncollectibles	719,134	174.3	840,424	175.6
Provision for uncollectibles	(306,640)	(74.3)	(361,762)	(75.6)

Net revenue	$412,494	100.0%	$478,662	100.0%

The Company employs several methodologies for determining its allowance for doubtful accounts depending on the nature of the net revenue before provision for uncollectibles recognized. The Company initially determines gross revenue for our fee-for-service patient visits based upon established fee schedule prices. Such gross revenue is reduced for estimated contractual allowances for those patient visits covered by contractual insurance arrangements to result in net revenue before provision for uncollectibles. Net revenue before provision for uncollectibles is then reduced for management’s estimate of uncollectible amounts. Fee-for-service net revenue represents estimated cash to be collected from such patient visits and is net of management’s estimate of account balances estimated to be uncollectible. The provision for uncollectible fee-for-service patient visits is based on historical experience resulting from approximately nine million annual fee-for-service patient visits. The significant volume of patient visits and the terms of thousands of commercial and managed care contracts and the various reimbursement policies relating to governmental healthcare programs do not make it feasible to evaluate fee-for-service accounts receivable on a specific account basis. Fee-for-service accounts receivable collection estimates are reviewed on a quarterly basis for each fee-for-service contract by period of accounts receivable origination. Such reviews include the use of historical cash collection percentages by contract adjusted for the lapse of time since the date of the patient visit. In addition, when actual collection percentages differ from expected results, on a contract by contract basis, supplemental detailed reviews of the outstanding accounts receivable balances may be performed by the Company’s billing operations to determine whether there are facts and circumstances existing that may cause a different conclusion as to the estimate of the collectibility of that contract’s accounts receivable from the estimate resulting from using the historical collection experience. Contract-related net revenue is billed based on the terms of the contract at amounts expected to be collected. Such billings are typically submitted on a monthly basis and aged trial balances prepared. Allowances for estimated uncollectible amounts related to such contract billings are made based upon specific accounts and invoice periodic reviews once it is concluded that such amounts are not likely to be collected. Approximately 99% of the Company’s allowance for doubtful accounts is related to gross fees for fee-for-service patient visits. The principal exposure for uncollectible fee-for-service visits is centered in self-pay patients and, to a lesser extent, for co-payments and deductibles from patients with insurance. While the Company does not specifically allocate the allowance for doubtful accounts to individual accounts or specific payer classifications, the portion of the allowance associated with fee-for-service charges as of March 31, 2012 was equal to approximately 92% of outstanding self-pay fee-for-service patient accounts. The methodologies employed to compute allowances for doubtful accounts were unchanged between 2011 and 2012.

Note 7. Goodwill and Other Intangible Assets

As of March 31, 2012, goodwill was unchanged from December 31, 2011. The following is a summary of intangible assets and related amortization as of December 31, 2011 and March 31, 2012 (in thousands):

	Gross Carrying Amount	Accumulated Amortization
As of December 31, 2011:
Contracts	$142,713	$44,503
Other	4,240	540

Total	$146,953	$45,043

As of March 31, 2012:
Contracts	$142,713	$50,407
Other	4,240	752

Total	$146,953	$51,159

Aggregate amortization expense:
For the three months ended March 31, 2012		$6,116

Estimated amortization expense:
For the remainder of the year ended December 31, 2012		$17,917
For the year ended December 31, 2013		22,420
For the year ended December 31, 2014		20,485
For the year ended December 31, 2015		17,059
For the year ended December 31, 2016		11,680

Contract intangibles are amortized over their estimated life, which is approximately four to seven years. As of March 31, 2012, the weighted average remaining amortization period for intangible assets was 3.7 years.

Note 8. Long-Term Debt

Long-term debt as of March 31, 2012 consisted of the following (in thousands):

Term A Loan Facility	$144,375
Term B Loan Facility	248,125
Revolving line of credit	16,000

408,500
Less current portion	(26,000)

$382,500

On June 29, 2011, the Company entered into a new credit facility (the “New Credit Facility”), consisting of a $175 million Five-Year Revolving Credit Facility, a $150 million Five-Year Term A Loan Facility and a $250 million Seven-Year Term B Loan Facility, with a syndicate of financial institutions. The Company used borrowings under the New Credit Facility and existing cash to repay $402.7 million of its outstanding term loan as well as fees and expenses associated with the refinancing of $7.8 million of which $4.3 million was recognized as a loss on refinancing of debt in the statement of operations. In addition, the Company also recognized $1.7 million as a loss on refinancing of debt resulting from the write-off of previously recognized deferred financing costs. In December 2011, the Company increased, under the provisions of the accordion feature of its new senior credit agreement, the amount of its revolving credit facility to $225.0 million. The terms of the revolving credit facility, including pricing and maturity did not change.

The Term A Loan Facility matures on June 29, 2016. The Term B Loan Facility matures on June 29, 2018. The Revolving Credit Facility has a final maturity date of June 29, 2016. The maturity dates under the New Credit Facility are subject to extension with lender consent according to the terms of the agreement.

The interest rate on any outstanding revolving credit borrowings and Term A loans, and the commitment fee applicable to undrawn revolving commitments, is priced off a grid based upon the Company’s first lien net leverage ratio and which is initially LIBOR + 2.25% in the case of revolving credit borrowings and Term A loans and 0.45% in the case of unused revolving commitments. The interest rate on the Term B loan is LIBOR + 2.75%, subject to a 1% LIBOR floor. The interest rate at March 31, 2012 was 2.72% for amounts outstanding under the Term A Loan Facility and 3.75% for the Term B Loan Facility.

Borrowings of $16.0 million under the revolving line of credit were outstanding as of March 31, 2012, and the Company had $6.0 million of standby letters of credit outstanding against the revolving credit facility commitment. The interest rate was 4.5% for the amounts outstanding under the revolving credit facility as of March 31, 2012.

The new senior credit facility agreement contains both affirmative and negative covenants, including limitations on the Company’s ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire our capital stock, acquire the capital stock or assets of another business and pay dividends, and requires the Company to comply with a maximum first lien net leverage ratio, tested quarterly. At March 31, 2012, the Company was in compliance with all covenants under the new senior credit facility agreement. The New Credit Facility is secured by substantially all of the Company’s U. S. subsidiaries’ assets.

Aggregate annual maturities of long-term debt as of March 31, 2012 are as follows (in thousands):

2012	$26,000
2013	12,813
2014	16,563
2015	17,500
2016 and thereafter	335,624

Note 9. Professional Liability Insurance

The Company’s professional liability loss reserves consisted of the following (in thousands):

	December 31, 2011	March 31, 2012
Estimated losses under self-insured programs	$162,601	$170,823
Estimated losses under commercial insurance programs	45,709	39,923

	208,310	210,746
Less estimated payable within one year	64,720	64,723

	$143,590	$146,023

The changes to the Company’s estimated losses under self-insured programs as of March 31, 2012 were as follows (in thousands):

Balance, December 31, 2011	$162,601
Reserves related to current period	9,787
Changes related to prior year reserves	5,165
Assumed liabilities	1,802
Payments for current period reserves	(1,862)
Payments for prior period reserves	(6,670)

Balance, March 31, 2012	$170,823

The Company provides for its estimated professional liability losses through a combination of self-insurance and commercial insurance programs. As of March 31, 2012, the insured loss limit under a policy provided by a commercial insurance carrier was $158.9 million. The policy, as amended, provides for an increase in the aggregate limit of coverage based upon certain premium funding levels. Losses in excess of the limit of coverage remain as a self-insured obligation of the Company. A portion of the professional liability loss risks being provided for through self-insurance (“claims-made” basis) are transferred to and funded into a captive insurance company. The accounts of the captive insurance company are fully consolidated with those of the other operations of the Company in the accompanying consolidated financial statements.

The self-insurance components of our risk management program include reserves for future claims incurred but not reported (“IBNR”). As of December 31, 2011, of the $162.6 million of estimated losses under self-insured programs, approximately $76.3 million represented an estimate of IBNR claims and expenses and additional loss development, with the remaining $86.3 million representing specific case reserves. Of the existing case reserves as of December 31, 2011, $1.1 million represented case reserves that had settled but not yet funded, and $85.2 million reflected unsettled case reserves.

As of March 31, 2012, of the $170.8 million of estimated losses under self-insurance programs, approximately $86.3 million represents an estimate of IBNR claims and expenses and additional loss development, with the remaining $84.5 million representing specific case reserves. Of the existing case reserves as of March 31, 2012, $1.9 million represents case reserves that have been settled but not yet funded, and $82.6 million reflects unsettled case reserves.

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

The Company’s most recent actuarial valuation was completed in April 2012. During the first quarter of 2012, the Company recorded an unfavorable adjustment to prior year professional liability reserves of $5.2 million of which $4.4 million was related to a change in the calculation of the discount rate used by the Company for calculating its professional liability reserves. During the first quarter of 2012, the Company adopted a discount factor based upon the weighted average US Treasury rates over a 10 year period which was 0.9% as of March 31, 2012. Prior to this change, the Company used the 10 year Treasury rate as a discount factor, which was 1.9% and 2.2% as of December 31, 2011 and March 31, 2012, respectively. The remaining $0.7 million of the prior year liability loss reserve change relates to unfavorable development on prior year loss estimates since the most recent actuarial analysis.

Note 10. Share-based Compensation

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

The following table summarizes the status of options under the 2009 Stock Plan as of March 31, 2012:

	Shares (in thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Life in Years
Outstanding at beginning of year	7,407	$15.47	$48,901	8.3
Granted	13	21.22
Exercised	(182)	13.82
Expired or forfeited	(51)	17.40

Outstanding at end of period	7,187	$15.51	$37,921	8.1

Exercisable at end of period	4,476	$13.98	$29,445	7.7

Intrinsic value is the amount by which the stock price as of March 31, 2012 exceeds the exercise price of the options. As of March 31, 2012, the Company had approximately $14.3 million of unrecognized compensation expense, net of estimated forfeitures related to unvested options which will be recognized over the remaining requisite service period. Fair value of the options granted in 2012 was based on the grant date fair value as calculated by the Black-Sholes option pricing formula with the following weighted average assumptions: risk-free interest rate of 1.2%, implied volatility of 36.7% and an expected life of the options of 6.25 years.

The Company has also granted a total of 35,609 shares of restricted stock to independent board members. The issued shares vest annually over a three-year period from the initial grant date. The Company recorded restricted stock expense of approximately $50,000 relating to these shares during the three months ended March 31, 2012 and has $0.4 million of expense remaining to be recognized over the requisite service period for these awards.

A summary of changes in unvested shares of restricted stock for the three months ended March 31, 2012 is as follows:

Shares (in thousands)
Outstanding at beginning of year	86
Granted	—
Vested	(9)
Forfeited and expired	—

Outstanding at March 31, 2012	77

Stock Purchase Plans

In May 2010, the Company’s Board of Directors adopted the 2010 Employee Stock Purchase Plan (“ESPP”) and the 2010 Nonqualified Stock Purchase Plan (“NQSPP”).

The ESPP provides for the issuance of up to 600,000 shares to the Company’s employees. All eligible employees are granted identical rights to purchase common stock in each Board authorized offering under the ESPP. Rights granted pursuant to any offering under the ESPP terminate immediately upon cessation of an employee’s employment for any reason. In general, an employee may reduce his or her contribution or withdraw from participation in an offering at any time during the purchase period for such offering. Employees receive a 5% discount on shares purchased under the ESPP. Rights granted under the plan are not transferable and may be exercised only by the person to whom such rights are granted. Offerings occur every six months in October and April. As of March 31, 2012, contributions under the ESPP totaled $0.6 million. In April 2012, approximately 31,000 shares of the Company’s common stock were issued to plan participants.

The NQSPP provides for the issuance of up to 800,000 shares to our independent contractors. All eligible contractors are granted identical rights to purchase common stock in each Board authorized offering under the NQSPP. Rights granted pursuant to any offering under the NQSPP terminate immediately upon cessation of a contractor’s relationship with the Company for any reason. In general, a contractor may reduce his or her contribution or withdraw from participation in an offering at any time during the purchase period for such offering. Contractors receive a 5% discount on shares purchased under the NQSPP. Rights granted under the NQSPP are not transferable and may be exercised only by the person to whom such rights are granted. Offerings occur every six months in October and April. As of March 31, 2012, contributions under the NQSPP totaled $0.4 million. In April 2012, approximately 21,000 shares of the Company’s common stock were issued to plan participants.

Note 11. Contingencies

Litigation

We are currently a party to various legal proceedings. Based upon currently available information, we do not believe that it is reasonably possible that the ultimate outcome of such proceedings would have a material adverse effect on our financial position or results of operations. However, litigation is subject to inherent uncertainties, and the estimate of the potential impact of such legal proceedings on our financial position or results of operations could change in the future.

Healthcare Regulatory Matters

Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. Compliance with such laws and regulations can be subject to future governmental review and interpretation as well as significant regulatory action. From time to time, governmental regulatory agencies conduct inquiries and audits of the Company’s practices. It is the Company’s current practice and future intent to cooperate fully with such inquiries.

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

Note 12. Earnings Per Share

The Company computes basic earnings per share using the weighted average number of shares outstanding. The Company computes diluted earnings per share using the weighted average number of shares outstanding plus the dilutive effect of restricted common shares and outstanding stock options. The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2011 and 2012 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2011	2012
Net earnings (numerator for basic and diluted earnings per share)	$20,120	$14,424
Denominator:
Weighted average shares outstanding	64,475	65,567
Effect of dilutive securities	1,118	1,816

Shares used for diluted earnings per share	65,593	67,383

Basic net earnings per share	$0.31	$0.22

Diluted net earnings per share	$0.31	$0.21

Note 13. Segment Reporting

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

The following table presents financial information for each reportable segment. Depreciation, amortization, management fee and other expenses separately identified in the consolidated statements of operations are included as a reduction to the operating earnings of each segment in each period below (in thousands):

	Three Months Ended March 31,
	2011	2012
Net Revenue:
Healthcare Services	$409,452	$475,573
Billing Services	3,042	3,089

	$412,494	$478,662

Operating Earnings:
Healthcare Services	$51,123	$42,031
Billing Services	782	576
General Corporate	(14,849)	(15,208)

	$37,056	$27,399

Reconciliation of Operating Earnings to Net Earnings:
Operating earnings	$37,056	$27,399
Interest expense, net	3,277	3,557
Provision for income taxes	13,659	9,418

Net earnings	$20,120	$14,424

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

We believe we are one of the largest suppliers of outsourced healthcare professional staffing and administrative services to hospitals and other healthcare providers in the United States, based upon revenues and patient visits. Our regional operating models also include comprehensive programs for inpatient care, anesthesiology, pediatrics and other healthcare services, principally within hospital departments and other healthcare treatment facilities. We have historically focused, however, primarily on providing outsourced services to hospital emergency departments, or EDs, which accounts for the majority of our net revenue before provision for uncollectibles.

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

Acquisitions

We have historically been an acquirer of other physician staffing businesses and related interests. During the year ended December 31, 2011, we acquired the operations of four businesses for total cash proceeds of $125.8 million. In April 2011, we completed the acquisition of certain assets of a medical staffing group that provides emergency department staffing services to a hospital located in Alabama. In September 2011, we completed the acquisitions of certain assets and related business operations of an anesthesia staffing business located in Colorado, an emergency medical staffing business located in Illinois and a medical staffing group located in Tennessee. These acquisitions have broadened our presence within these lines of business. The agreements relating to these acquisitions have a contingent consideration provision pursuant to which, if certain financial targets are achieved within a defined performance period, then estimated maximum future cash payments totaling $36.1 million could be made at the conclusion of the respective performance periods. The results of operations of the acquired businesses have been included in the Company’s consolidated financial statements beginning on the respective acquisition dates. Acquisitions contributed 7.9% of the increase in our net revenue in the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.

On April 20, 2012, we completed the acquisition of an anesthesia group in New Jersey and effective May 1, 2012, we completed the acquisition of a physician management and staffing business that provides emergency medicine, hospital medicine, and urgent care in New York, Pennsylvania, Ohio and Texas. Total cash outlay for these acquisitions was $121.3 million with an additional $40.2 million in estimated potential contingent payments that will be recognized as contingent purchase compensation expense over the defined performance period. See Note 3 of notes to the consolidated financial statements for further discussion of acquisitions.

Healthcare Reform

The President of the United States and members of the U.S. Congress have enacted significant reforms to the U.S. healthcare system. On March 23, 2010, the President signed into law The Patient Protection and

Affordable Care Act, and on March 30, 2010, the President signed into law The Health Care and Education Reconciliation Act of 2010 (referred to collectively as the “Health Reform Laws”). The Health Reform Laws include a number of provisions that may affect us, although the impact of many of the changes will be unknown until they are implemented, which in some cases will not occur for several years. The impact of some of these provisions may be positive, such as increasing access to health benefits for the uninsured and underinsured populations, while other provisions, such as Medicare payment reforms and reductions that could reduce provider payments, may have an adverse effect on the reimbursement rates we receive for services provided by affiliated healthcare professionals.

2012 Medicare Fee Schedule Changes

The Medicare program reimburses for our services based upon the rates in its Physician Fee Schedule, and each year the Medicare program updates the Physician Fee Schedule reimbursement rates based on a formula approved by Congress in the Balanced Budget Act of 1997. Many private payers use the Medicare fee schedule to determine their own reimbursement rates.

The Medicare law requires the Centers for Medicare and Medicaid Services (CMS) to adjust the Medicare Physician Fee Schedule (MPFS) payment rates annually based on an update formula which includes application of the Sustainable Growth Rate (SGR) that was adopted in the Balanced Budget Act of 1997. This formula has yielded negative updates every year beginning in 2002, although CMS was able to take administrative steps to avoid a reduction in 2003 and Congress took a series of legislative actions (commonly referred to as a ‘patch’) to prevent reductions each year from 2004 to 2011, and then again, most recently through 2012. However, absent regulatory changes or further Congressional action with respect to the application of the SGR, Medicare physician services will be subject to significant reductions beginning in January, 2013.

In November 2011, CMS released the final rule to update the 2012 MPFS. Included in the final rule are changes in reimbursement that are overall budget neutral, but redistribute payments between different medical specialties. We estimate that the final rule will reduce 2012 reimbursement rates to emergency medicine providers by 1.5% and will increase 2012 reimbursement rates to anesthesiologists by 1%. The most recent patch prevented a potential reimbursement reduction associated with SGR in 2012 of an estimated 27.4%. Expiring in December 2012, absent Congressional action for permanent repeal of the SGR or a further extension of the patch, in January 2013 the SGR will result in estimated reimbursement reduction of the MPFS in excess of 30%.

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

Joint Select Committee on Deficit Reduction

The Joint Select Committee on Deficit Reduction was tasked with identifying savings of $1.5 trillion over a ten year period beginning in 2012. While a number of different proposals were made by various parties with different impacts to companies and industries, no agreement was reached, and across the board spending reductions (i.e., “sequestration”) will be implemented effective beginning in 2013 absent additional Congressional actions. If these reductions are implemented, based on the Budget Control Act of 2011, cuts to Medicare providers could be as much as 2%.

Military Healthcare Staffing

We are a provider of healthcare professionals serving patients eligible to receive care in military treatment facilities nationwide administered by the U.S. Department of Defense and beneficiaries of other government agencies in their respective clinical locations. Our revenues derived from military and government facility healthcare staffing totaled $19.6 million and $21.7 million for the three months ended March 31, 2011 and 2012, respectively. These revenues are generated from contracts that are subject to a competitive bidding process which primarily takes place during the third quarter of each year. A portion of the contracts awarded during the third quarter of 2011 will expire during the course of 2012 and will be subject to a competitive rebidding and award process. In the event we are unable to retain these expiring contracts, the operations and financial positions of our military staffing business could be further negatively impacted.

In addition, the process of awarding military and government facility healthcare staffing contracts has shifted in recent years toward an increased bias to award certain contracts to qualified small and minority owned businesses. Although we participate in such small and minority owned business awards to the extent we can serve as a sub-contractor, our revenues from these arrangements are limited compared to an outright contract award, which has been a large contributing factor in the financial performance decline of the military staffing division. Approximately 36.4% and 34.7% of our military staffing revenue for each of the three months ended March 31, 2011 and 2012, respectively, was derived through subcontracting agreements with small business prime contractors.

In December 2011, our military staffing division was directed by the Army Medical Command to proceed with a contract originally awarded in 2009 and subsequently re-awarded in June 2011 for completing the construction of and providing clinical staffing and management services for two new Family Health Centers (FHCs) in Northern Virginia. Upon completion of the clinic construction and commencement of clinical staffing and management services which is expected to be in July 2012, annual revenues under the contract are estimated to be approximately $43 million.

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

There have been no material changes to these critical accounting policies or their application during the three months ended March 31, 2012.

Revenue Recognition

Net Revenue Before Provision for Uncollectibles. Net revenue before provision for uncollectibles consists of fee-for-service revenue, contract revenue and other revenue. Net revenue before provision for uncollectibles is recorded in the period services are rendered. Our net revenue before provision for uncollectibles is principally derived from the provision of healthcare staffing services to patients within healthcare facilities. The form of billing and related risk of collection for such services may vary by customer. The following is a summary of the principal forms of our billing arrangements and how net revenue is recognized for each.

A significant portion (approximately 85% of our net revenue before provision for uncollectibles in the three months ended March 31, 2012 and for the year ended December 31, 2011) resulted from fee-for-service patient visits. Fee-for-service revenue represents revenue earned under contracts in which we bill and collect the professional component of charges for medical services rendered by its contracted and employed physicians. Under the fee-for-service arrangements, we bill patients for services provided and receives payment from patients or their third-party payers. Fee-for-service revenue is reported net of contractual allowances and policy discounts. Contractual adjustments represent our estimate of discounts and other adjustments to be recognized from gross fee-for-service charges under contractual payment arrangements, primarily with commercial, managed care, and governmental payment plans such as Medicare and Medicaid when our providers participate in such plans. All services provided are expected to result in cash flows and are therefore reflected as net revenue before provision for uncollectibles in the financial statements. Fee-for-service revenue is recognized in the period in which the services are rendered to specific patients and reduced immediately for the estimated impact of contractual allowances in the case of those patients having third-party payer coverage. The recognition of net revenue before provision for uncollectibles (gross charges less contractual allowances) from such visits is dependent on such factors as proper completion of medical charts following a patient visit, the forwarding of such charts to one of our billing centers for medical coding and entering into our billing systems and the verification of each patient’s submission or representation at the time services are rendered as to the payer(s) responsible for payment of such services. Net revenue before provision for uncollectibles is recorded based on the information known at the time of entering of such information into our billing systems as well as an estimate of the net revenue before provision for uncollectibles associated with medical charts for a given service period that have not been processed yet into our billing systems. The above factors and estimates are subject to change. For example, patient payer information may change following an initial attempt to bill for services due to a change in payer status. Such changes in payer status have an impact on recorded net revenue before provision for uncollectibles due to different payers being subject to different contractual allowance amounts. Such changes in net revenue before provision for uncollectibles are recognized in the period that such changes in payer become known. Similarly, the actual volume of medical charts not processed into our billing systems may be different from the amounts estimated. Such differences in net revenue before provision for uncollectibles are adjusted in the following month based on actual chart volumes processed.

Contract revenue represents revenue generated under contracts in which we provide physician and other healthcare staffing and administrative services in return for a contractually negotiated fee. Contract revenue consists primarily of billings based on hours of healthcare staffing provided at agreed-to hourly rates. Revenue in such cases is recognized as the hours are worked by our staff and contractors. Additionally, contract revenue also includes supplemental revenue from hospitals where we may have a fee-for-service contract arrangement. Contract revenue for the supplemental billing in such cases is recognized based on the terms of each individual contract. Such contract terms generally either provides for a fixed monthly dollar amount or a variable amount based upon measurable monthly activity, such as hours staffed, patient visits or collections per visit compared to a minimum activity threshold. Such supplemental revenues based on variable arrangements are usually contractually fixed on a monthly, quarterly or annual calculation basis considering the variable factors negotiated in each such arrangement. Such supplemental revenues are recognized as revenue in the period when such amounts are determined to be fixed and therefore contractually obligated as payable by the customer under the terms of the respective agreement.

Other revenue consists primarily of revenue from management and billing services provided to outside parties. Revenue is recognized for such services pursuant to the terms of the contracts with customers. Generally, such contracts consist of fixed monthly amounts with revenue recognized in the month services are rendered or as hourly consulting fees recognized as revenue as hours are worked in accordance with such arrangements. Additionally, we derive a portion of our revenue from providing billing services that are contingent upon the collection of third-party physician billings by us on behalf of such customers. Revenues are not considered earned and therefore not recognized as revenue until actual cash collections are achieved in accordance with the contractual arrangements for such services.

Net Revenue. Net revenue reflects management’s estimate of billed amounts to be ultimately collected. Management, in estimating the amounts to be collected resulting from approximately nine million annual fee-for-service patient visits and procedures, considers such factors as prior contract collection experience, current period changes in payer mix and patient acuity indicators, reimbursement rate trends in governmental and private sector insurance programs, resolution of overprovision account balances, the estimated impact of billing system effectiveness improvement initiatives, and trends in collections from self-pay patients and external collection agencies. In developing our estimate of collections per visit or procedure, we consider the amount of outstanding gross accounts receivable by period of service, but do not use an accounts receivable aging schedule to establish estimated collection valuations. Individual estimates of net revenue by contractual location are monitored and refreshed each month as cash receipts are applied to existing accounts receivable and other current trends that have an impact upon the estimated collections per visit are observed. Such estimates are substantially formulaic in nature. In the ordinary course of business we experience changes in our initial estimates of net revenue during the year following commencement of services. Such provisions and any subsequent changes in estimates may result in adjustments to our operating results with a corresponding adjustment to our accounts receivable allowance for uncollectibles on our balance sheet.

The table below summarizes our approximate payer mix as a percentage of fee-for-service volume for the periods indicated:

	Three Months Ended March 31,
	2011	2012
Payer:
Medicare	22.7%	23.9%
Medicaid	27.6	26.4
Commercial and managed care	26.9	26.4
Self-pay	20.9	21.4
Other	1.9	1.9

Total	100.0%	100.0%

Estimated net revenue derived from commercial and managed care plans was approximately 36% and 37% for the three months ended March 31, 2011 and 2012, respectively. Estimated net revenue derived from the Medicare program was approximately 18% of total net revenue in the three months ended March 31, 2012 and 17% in the three months ended March 31, 2011. Estimated net revenue derived from the Medicaid program was approximately 10% of total net revenue in the three months ended March 31, 2012 and 11% in the three months ended March 31, 2011. In addition, net revenue derived from within the Military Health System (“MHS”), which is the U.S. military’s dependent healthcare program and other government agencies, was approximately 5% in the three months ended March 31, 2012 and 2011.

Accounts Receivable. As described above and below, we determine the estimated value of our accounts receivable based on estimated cash collection run rates of estimated future collections by contract for patient visits under our fee-for-service revenue. Accordingly, we are unable to report the payer mix composition on a dollar basis of its outstanding net accounts receivable. However, a 1% change in the estimated carrying value of our net fee-for-service patient accounts receivable before consideration of the allowance for uncollectible accounts at March 31, 2012 could have an after tax effect of approximately $3.2 million on our financial position and results of operations. Our days revenue outstanding at December 31, 2011 and March 31, 2012 were 62.3 days and 62.2 days, respectively. The number of days outstanding will fluctuate over time due to a number of factors. The decrease in average days outstanding of approximately 0.1 days includes a decrease of 3.7 days resulting from an increase in average revenue per day. The decrease was offset by an increase of 2.4 days related to the increase in estimated value of fee-for-service accounts receivable and an increase of 1.2 days associated with an increase in estimated value of contract accounts receivable. The increase in average revenue per day is primarily attributed to an increase in gross charges and patient volumes, increased pricing with managed care plans and increases in average patient acuity levels. The increase of 2.4 days related to fee-for-service accounts receivable and the increase of 1.2 days associated with the increase of contract accounts receivable are primarily due to timing of cash collections and valuation adjustments recorded in the period. Our allowance for doubtful accounts totaled $277.0 million as of March 31, 2012.

Approximately 99% of our allowance for doubtful accounts is related to gross fees for fee-for-service patient visits. Our principal exposure for uncollectible fee-for-service visits is centered in self-pay patients and, to a lesser extent, for co-payments and deductibles from patients with insurance. While we do not specifically allocate the allowance for doubtful accounts to individual accounts or specific payer classifications, the portion of the allowance associated with fee-for-service charges as of March 31, 2012 was equal to approximately 92% of outstanding self-pay fee-for-service patient accounts.

The majority of our fee-for-service patient visits are for the provision of emergency care in hospital settings. Due to federal government regulations governing the provision of such care, we are obligated to provide emergency care regardless of the patient’s ability to pay or whether or not the patient has insurance or other third-party coverage for the cost of the services rendered. While we attempt to obtain all relevant billing information at the time emergency care services are rendered, there are numerous patient encounters where such information is not available at time of discharge. In such cases where detailed billing information relative to insurance or other third-party coverage is not available at discharge, we attempt to obtain such information from the patient or client hospital billing record information subsequent to discharge to facilitate the collections process. Collections at the time of rendering such services (emergency room discharge) are not significant. Primary responsibility for collection of fee-for-service accounts receivable resides within our internal billing operations. Once a claim has been submitted to a payer or an individual patient, employees within our billing operations have responsibility for the follow up collection efforts. The protocol for follow up differs by payer classification. For self-pay patients, our billing system will automatically send a series of dunning letters on a prescribed time frame requesting payment or the provision of information reflecting that the balance due is covered by another payer, such as Medicare or a third-party insurance plan. Generally, the dunning cycle on a self-pay account will run from 90 to 120 days. At the end of this period, if no collections or additional information is obtained from the patient, the account is no longer considered an active account and is transferred to a collection agency. Upon transfer to a collection agency, the patient account is written-off as a bad debt. Any subsequent cash receipts on accounts previously written off are recorded as a recovery. For non-self-pay accounts, billing personnel will follow up and respond to any communication from payers such as requests for additional information or denials until collection of the account is obtained or other resolution has occurred. At the completion of its active collection cycle, we transfer selected patient accounts to external and internal collection agencies under a contingent collection basis. The projected value of future contingent collection proceeds are considered in the estimation of our overall accounts receivable valuation. For contract accounts receivable, invoices for services are prepared in the various operating areas of ours and mailed to our customers, generally on a monthly basis. Contract terms under such arrangements generally require payment within thirty days of receipt of the invoice. Outstanding invoices are periodically reviewed and operations personnel with responsibility for the customer relationship will contact the customer to follow up on any delinquent invoices. Contract accounts receivable will be considered as bad debt and written-off based upon the individual circumstances of the customer situation after all collection efforts have been exhausted, including legal action if warranted, and it is the judgment of management that the account is not expected to be collected.

Methodology for Computing Allowance for Doubtful Accounts. We employ several methodologies for determining our allowance for doubtful accounts depending on the nature of the net revenue before provision for uncollectibles recognized. We initially determine gross revenue for our fee-for-service patient visits based upon established fee schedule prices. Such gross revenue is reduced for estimated contractual allowances for those patient visits covered by contractual insurance arrangements to result in net revenue before provision for uncollectibles. Net revenue before provision for uncollectibles is then reduced for our estimate of uncollectible amounts. Fee-for-service net revenue represents our estimated cash to be collected from such patient visits and is net of our estimate of account balances estimated to be uncollectible. The provision for uncollectible fee-for-service patient visits is based on historical experience resulting from approximately nine million annual fee-for-service patient visits. The significant volume of patient visits and the terms of thousands of commercial and managed care contracts and the various reimbursement policies relating to governmental healthcare programs do not make it feasible to evaluate fee-for-service accounts receivable on a specific account basis. Fee-for-service accounts receivable collection estimates are reviewed on a quarterly basis for each of our fee-for-service contracts by period of accounts receivable origination. Such reviews include the use of historical cash collection percentages by contract adjusted for the lapse of time since the date of the patient visit. In addition, when actual collection percentages differ from expected results, on a contract by contract basis, supplemental detailed reviews of the outstanding accounts receivable balances may be performed by our billing operations to determine whether there are facts and circumstances existing that may cause a different conclusion as to the estimate of the collectibility of that contract’s accounts receivable from the estimate resulting from using the historical collection experience. Contract-related net revenue is billed based on the terms of the contract at amounts expected to be collected. Such billings are typically submitted on a monthly basis and aged trial balances prepared. Allowances for estimated uncollectible amounts related to such contract billings are made based upon specific accounts and invoice periodic reviews once it is concluded that such amounts are not likely to be collected. The methodologies employed to compute allowances for doubtful accounts were unchanged between 2011 and 2012.

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

Our commercial insurance policy for professional liability losses for the period March 12, 1999 through March 11, 2003 included insured limits applicable to such coverage in the period. Effective April 2006, we executed an agreement with the commercial insurance provider that issued the policy that ended March 11, 2003 to increase the existing $130.0 million aggregate limit of coverage. Under the terms of the agreement, we will make periodic premium payments to the commercial insurance company and the total aggregate limit of coverage under the policy will be increased by a portion of the premiums paid. We have committed to fund premiums such that the total aggregate limit of coverage under the program remains greater than the paid losses at any point in time. During fiscal year 2011, we funded a total of $0.8 million under this agreement. For the three months ended March 31, 2012, there were no amounts funded. We have agreed to fund additional payments which will be based upon the level of incurred losses relative to the aggregate limit of coverage at that time.

As of March 31, 2012, the current aggregate limit of coverage under this policy was $158.9 million and the estimated loss reserve for claim losses and expenses in excess of the current aggregate limit recorded by the Company was $3.8 million.

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

Based on the results of first semi-annual actuarial study completed in April 2012, we recorded an increase in prior year liability loss reserves of $5.2 million. $4.4 million of the increase in prior year loss reserves was related to a change in the calculation of the discount rate used by the Company for calculating its professional liability reserves. During the first quarter of 2012, the Company adopted a discount factor based upon the weighted average US Treasury rates over a 10 year period which was 0.9% as of March 31, 2012. Prior to this change, the Company used the 10 year Treasury rate as a discount factor, which was 1.9% and 2.2% as of December 31, 2011 and March 31, 2012, respectively. We believe the use of weighted average Treasury rates over a 10 year period is more closely aligned with actual claim payment patterns. The remaining $0.7 million of the prior year liability loss reserve change relates to unfavorable development on prior year loss estimates since the most recent actuarial analysis. Of the total reserve increase, approximately $6.7 million was associated with loss estimates established in prior years for the self-insurance program covering the loss occurrence periods from March 12, 2003 through December 31, 2010, partially offset by a $1.5 million decrease associated with the estimated losses in excess of the aggregate limit of coverage under the commercial insurance program that ended March 12, 2003.

The following reflects the current reserves for professional liability costs as of March 31, 2012 (in millions) as well as the sensitivity of the reserve estimates at a 75% and 90% confidence level:

As reported	$170.8
At 75% confidence level	$176.4
At 90% confidence level	$189.7

It is not possible to quantify the amount of the change in our estimate of prior year losses by individual fiscal period due to the nature of the professional liability loss estimates that are provided to us on an occurrence period basis and the nature of the coverage that is obtained in the commercial insurance market which is generally underwritten on a claims made or report period basis. Even though we are self-insured for a significant portion of our risk, due to customer contracting requirements and state insurance regulations, we still, at times, must place coverage on a claims made or report period basis with commercial insurance carriers. When evaluating the appropriate carrying level of our self-insured professional liability reserves, management considers the current estimates of occurrence period loss estimates as well as how such loss estimates and related future claims will interact with previous or current commercial insurance programs when projecting future cash flows. However, the complexity that is associated with multiple occurrence periods interacting with multiple report periods that contain risks and related reserves retained by us, as well as transferred to commercial insurance carriers, makes it impossible to allocate the change in prior year loss estimates to individual occurrence periods. Instead, we evaluate the future expected cash flows for all historical loss periods in the aggregate and compare such estimates to the current carrying value of our professional liability reserves. This process provides the basis for us to conclude that our reserves for professional liability losses are reasonable and properly stated. Management considers the results of actuarial studies when estimating the appropriate level of professional liability reserves and no adjustments to prior year loss estimates were made in periods where updated actuarial loss estimates were not available. The April 2012 actuarial report did not reflect a significant change, at various confidence levels, in the estimated ultimate undiscounted losses by occurrence period for the self-insured loss period from March 12, 2003 through December 31, 2011 or our exposure in excess of the aggregate limit of coverage in place on the commercial insurance program that ended March 12, 2003.

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

Results of Operations

The following discussion provides an analysis of our results of operations and should be read in conjunction with our unaudited consolidated financial statements. Net revenue is an estimate of future cash collections and as such it is a key measurement by which management evaluates performance of individual contracts as well as the Company as a whole. The following table sets forth the components of net earnings as a percentage of net revenue for the periods indicated:

	Three Months Ended March 31,
	2011	2012
Net revenue	100.0%	100.0%
Professional service expenses	76.0	77.6
Professional liability costs	3.6	4.7
General and administrative expenses	9.9	10.1
Other income	(0.1)	(0.3)
Depreciation	0.7	0.6
Amortization	0.9	1.3
Interest expense, net	0.8	0.7
Transaction costs	—	0.3

Earnings before income taxes	8.2	5.0
Provision for income taxes	3.3	2.0

Net earnings	4.9%	3.0%

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Net Revenue Before Provision for Uncollectibles. Net revenue before provision for uncollectibles in the three months ended March 31, 2012 increased $121.3 million, or 16.9%, to $840.4 million from $719.1 million in the three months ended March 31, 2011. The increase in net revenue before provision for uncollectibles resulted primarily from increases in fee-for-service revenue of $107.8 million, contract revenue of $12.7 million and other revenue of $0.9 million. In the three months ended March 31, 2012, fee-for-service revenue was 84.7% of net revenue before provision for uncollectibles compared to 84.0% in the same period of 2011, contract revenue was 14.4% of net revenue before provision for uncollectibles in 2012 compared to 15.1% in 2011 and other revenue was 0.9% in 2012 compared to 1.0% in 2011. The increase in fee-for-service revenue was primarily a result of a 12.1% increase in total fee-for-service visits and procedures and, to a lesser extent, an increase in estimated collections per visit and procedure. Estimated collections increased due to annual increases in gross charges, managed care pricing and increases in average patient acuity levels. The increase in contract revenue was due primarily to the impact of new and acquired contracts.

Provision for Uncollectibles. The provision for uncollectibles increased $55.1 million, or 18.0%, to $361.8 million in the three months ended March 31, 2012 from $306.6 million in the corresponding period in 2011. The provision for uncollectibles as a percentage of net revenue before provision for uncollectibles was 43.0% in the three months ended March 31, 2012 compared with 42.6% in the corresponding period of 2011. The provision for uncollectibles is primarily related to revenue generated under fee-for-service contracts that is not expected to be fully collected. The period over period increase in the provision for uncollectibles is due primarily to annual increases in gross fee schedules and increases in patient volumes and procedures. Changes in payer mix, particularly the level of self-pay fee-for-service visits, also have an impact on the provision for uncollectibles. For the three months ended March 31, 2012, self-pay fee-for-service visits were approximately 21.4% of the total fee-for-service visits compared to approximately 20.9% in the same period of 2011.

Net Revenue. Net revenue in the three months ended March 31, 2012 increased $66.2 million, or 16.0%, to $478.7 million from $412.5 million in the three months ended March 31, 2011. Acquisitions contributed 7.9%, new contracts, net of terminations contributed 4.6%, and same contracts contributed 3.5% of the increase in quarter-over-quarter growth in net revenue.

Total same contract revenue, which consists of contracts under management in both periods, increased $14.5 million, or 3.8%, to $395.7 million in the three months ended March 31, 2012 compared to $381.1 million in the three months ended March 31, 2011. In the first quarter of 2012, same contract revenue benefited from an increase in fee-for-service volume of 1.1% which resulted in growth of 0.8%. Also contributing to the increase in same contract revenue growth between quarters were increases in estimated collections on fee-for-service visits in the amount of 4.2% which contributed approximately 3.1% of same contract growth between quarters. Estimated collections increased due to annual increases in gross charges, managed care pricing and increases in average patient acuity levels, partially offset by declines in payer mix and Medicare reimbursement as well as a decline in factoring revenue. These increases were partially offset by declines in contract revenue which constrained same contract revenue growth by 0.1%. Acquisitions contributed $32.4 million of growth in net revenue between quarters. Net new contract revenue increased $19.2 million between quarters. We typically gain new contracts by replacing competitors at hospitals that currently outsource such services, obtaining new contracts from facilities that do not currently outsource and responding to contracting opportunities within the military healthcare system. Factors influencing new contracting opportunities include the depth and breadth of our service offerings, our reputation and experience, our ability to recruit and retain qualified clinicians, and pricing considerations when a subsidy or contract payment is required. Contracts are typically terminated due to economic considerations, a change in hospital administration or ownership, dissatisfaction with our service offerings or, primarily relating to our military staffing arrangements, at the end of the contract term.

The components of net revenue includes revenue from contracts that have been in effect for prior periods (same contracts) and from net, new and acquired contracts during the periods, as set forth in the table below:

	Three Months Ended March 31,
	2011	2012
	(in thousands)
Same contracts:
Fee-for-service revenue	$279,770	$294,831
Contract and other revenue	101,361	100,837

Total same contracts	381,131	395,668
New contracts, net of terminations:
Fee-for-service revenue	18,057	28,611
Contract and other revenue	13,306	21,946

Total new contracts, net of terminations	31,363	50,557
Acquired contracts:
Fee-for-service revenue	—	26,995
Contract and other revenue	—	5,442

Total acquired contracts	—	32,437
Consolidated:
Fee-for-service revenue	297,827	350,437
Contract and other revenue	114,667	128,225

Total net revenue	$412,494	$478,662

The following table reflects the visits and procedures included within fee-for-service revenues described in the table above:

	Three Months Ended March 31,
	2011	2012
	(in thousands)
Fee-for-service visits and procedures:
Same contract	2,043	2,066
New and acquired contracts, net of terminations	140	380

Total fee-for-service visits and procedures	2,183	2,446

Professional Service Expenses. Professional service expenses, which include physician and provider costs, billing and collection expenses, and other professional expenses, totaled $371.6 million in the three months ended March 31, 2012 compared to $313.6 million in the three months ended March 31, 2011, an increase of $57.9 million, or 18.5%. The higher cost between quarters included an increase of approximately $15.1 million associated with increases in the average rates paid per hour of provider service and number of provider hours staffed on a same contract basis. Increases in average rates paid reflect period over period wage and benefit increases associated with the provision of clinical services. Also contributing to the increase in expense was $62.1 million related to our acquisitions and growth. The increases in professional service costs were partially offset by reductions of $19.2 million in provider costs within our operations due to net contract terminations. Professional service expenses as a percentage of net revenue was 77.6% in the three months ended March 31, 2012 compared to 76.0% in the three months ended March 31, 2011.

Professional Liability Costs. Professional liability costs were $22.3 million in the three months ended March 31, 2012 compared to $14.7 million in the three months ended March 31, 2011. Professional liability costs for the three months ended March 31, 2012 included an increase in prior year liability loss reserves of $5.2 million. $4.4 million of the increase in prior year loss reserves was related to a change in the calculation of the discount rate used by the Company for calculating its professional liability reserves. During the first quarter of 2012, the Company adopted a discount factor based upon the weighted average US Treasury rates over a 10 year period which was 0.9% as of March 31, 2012. Prior to this change, the Company used the 10 year Treasury rate as a discount factor, which was 2.2% as of March 31, 2012. The remaining $0.7 million of the prior year liability loss reserve change relates to unfavorable development on prior year loss estimates since the most recent actuarial analysis. Excluding the prior year reserve adjustment in 2012, professional liability costs increased $2.4 million, or 16.3%, between periods. The increase was primarily attributable to an increase in provider hours and an increase in the average cost per hour of coverage. Excluding the prior year revenue adjustment in 2012, professional liability costs as a percentage of net revenue were 3.6% in each of the first quarter of 2012 and 2011.

General and Administrative Expenses. General and administrative expenses increased $7.6 million, or 18.7%, to $48.4 million for the three months ended March 31, 2012 from $40.8 million in the three months ended March 31, 2011. General and administrative expenses included contingent purchase expense of $6.3 million for the three months ended March 31, 2012 and $2.6 million for the three months ended March 31, 2011. Excluding the contingent purchase expense, general and administrative expenses increased $3.9 million, or 10.2%, to $42.0 million for the three months ended March 31, 2012 from $38.1 million in the three months ended March 31, 2011. The increase in general and administrative expenses was due primarily to the inflationary growth in salaries as well as the impact of recent acquisitions, including the development of infrastructure to support growth in these operations, partially offset by decreases in performance-based incentive plan costs between quarters. Total general and administrative expenses as a percentage of net revenue were 10.1% in the first quarter of 2012 compared to 9.9% in the first quarter of 2011 and were 8.8% in the first quarter of 2012 compared to 9.2% in the first quarter of 2011 excluding contingent purchase expense.

Other Income, net. In the three months ended March 31, 2012, we recognized other income of $1.5 million primarily related to the change in the fair value of assets related to our non-qualified deferred compensation plan compared to $0.5 million of other income for the same period in 2011.

Depreciation. Depreciation expense was $3.1 million in each of the three months ended March 31, 2012 and 2011.

Amortization. Amortization expense was $6.1 million in the three months ended March 31, 2012 compared to $3.6 million for the three months ended March 31, 2011. The increase of $2.5 million was primarily due to higher amortization expense related to our acquisitions in 2011.

Net Interest Expense. Net interest expense increased $0.3 million to $3.6 million in the three months ended March 31, 2012, compared to $3.3 million in the corresponding period in 2011, primarily due to an increased LIBOR spread on our new credit facility effective in June 2011 compared to the previous credit facility pricing and an increase in the revolver usage during 2012, offset by a reduction in interest rate hedging and deferred financing costs.

Transaction Costs. Transaction costs were $1.2 million for the three months ended March 31, 2012 and $0.2 million for the three months ended March 31, 2011. These costs relate to external advisory, legal, accounting and other fees incurred related to due diligence and acquisition activity during the respective periods.

Earnings before Income Taxes. Earnings before income taxes in the three months ended March 31, 2012 were $23.8 million compared to $33.8 million in the three months ended March 31, 2011.

Provision for Income Taxes. The provision for income taxes was $9.4 million in the three months ended March 31, 2012 compared to $13.7 million in the corresponding period in 2011.

Net Earnings. Net earnings were $14.4 million in the three months ended March 31, 2012 compared to $20.1 million in the three months ended March 31, 2011.

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

Cash flow provided by operations for the three months ended March 31, 2012 was $14.4 million compared to $20.9 million in the same period in 2011. Included in operating cash flow were contingent purchase price payments of $6.9 million in the three months ended March 31, 2011. There were no contingent purchase payments made in the three months ended March 31, 2012. Excluding the impact of contingent purchase price payments, the operating cash flow decreased $13.4 million period over period principally due to an increased use of cash in funding working capital obligations in the first quarter of 2012, including accrued compensation and benefits and incentive plan payments. During the three months ended March 31, 2011, total net cash used for acquisitions, including contingent payments reported in operating cash flow, was $6.9 million. There was no cash paid for acquisitions in 2012. Cash used in investing activities in the three months ended March 31, 2012 was $5.2 million compared to $4.2 million in the same period of 2011. The $1.1 million increase in cash used in investing activities was principally due to our investment in a provider of hospital based telemedicine consultations and an increase in capital expenditures, partially offset by a decrease in net purchase of investments between periods at the captive insurance subsidiary. Cash used in financing activities in the three months ended March 31, 2012 was $8.9 million compared to cash provided of $2.0 million in the three months ended March 31, 2011. The change in cash associated with financing activities was due to total debt reduction in the first quarter of 2012 of $11.5 million, which reflected $9.0 million in net payments on the revolving credit facility and $2.5 million of payments on the term debt and $0.9 million of reduced proceeds from the exercise of stock options in the first quarter of 2012, partially offset by the $0.5 million of stock issuance costs in the first quarter of 2011.

We spent $2.9 million in the first three months of 2012 and $2.2 million in the first three months of 2011 for capital expenditures. These expenditures were primarily for billing and information technology investments and related development projects along with projects in support of operational initiatives.

On June 29, 2011, we completed the financing of new senior credit facilities, consisting of a $175.0 million Five-Year Revolving Credit Facility, a $150.0 million Five-Year Term A Loan Facility and a $250.0 million Seven-Year Term B Loan Facility, with a syndicate of financial institutions. We used borrowings under the new credit facilities and existing cash to repay the outstanding balance of $402.7 million under the term loan as well as $7.8 million of fees and expenses associated with the refinancing. In December 2011, under the provisions of the accordion feature of our new senior credit agreement, we increased the amount of our revolving credit facility to $225.0 million. The terms of the revolving credit facility, including pricing and maturity did not change. See Note 8 of the notes to the consolidated financial statements.

As of March 31, 2012, we had $408.5 million in aggregate indebtedness consisting of our term loans and borrowings under our senior secured revolving credit facility with an additional $209.0 million of borrowing capacity available under our senior secured revolving credit facility (without giving effect to $6.0 million of undrawn letters of credit). Under our new senior credit facility, outstanding Term A loan borrowings mature on June 29, 2016 and Term B loan borrowings mature on June 29, 2018.

Our new senior credit facility agreement contains both affirmative and negative covenants, including limitations on our ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire our capital stock, acquire the capital stock or assets of another business and pay dividends, and require us to comply with a maximum first lien net leverage ratio, tested quarterly. At March 31, 2012, we were in compliance with all covenants under the new senior credit facility agreement. The new senior credit facility is secured by substantially all of our and our U.S. subsidiaries’ assets.

Subject to any contractual restrictions, the Company and its subsidiaries, affiliates or significant shareholders (including The Blackstone Group L.P. and its affiliates) may from time to time, in their sole discretion, purchase, repay, redeem or retire any of the Company’s outstanding equity securities in privately negotiated or open market transactions, by tender offer or otherwise.

As of March 31, 2012, we had total cash and cash equivalents of approximately $10.2 million. There are no known liquidity restrictions or impairments on our cash and cash equivalents as of March 31, 2012. Our ongoing cash needs for the three months ended March 31, 2012 were met from internally generated operating sources and our revolving credit facility. As of March 31, 2012, there was $16.0 million outstanding under the revolving credit facility.

We have historically been an acquirer of other physician staffing businesses and related interests. We did not complete any acquisitions during the three months ended March 31, 2012. For the three months ended March 31, 2011, total cash used in acquisitions was $6.9 million, which consisted of $6.9 million of contingent payments on prior year acquisitions reported as operating cash flow. We did not pay any contingent consideration during the first three months of 2012. As of March 31, 2012, we estimate future contingent payment obligations to be approximately $43.8 million for acquisitions made prior to March 31, 2012, which we expect to fund over a period of two years. $19.6 million is recorded as a liability on our balance sheet as of March 31, 2012, while the remaining estimated liability of $24.2 million will be recorded as contingent purchase compensation expense over the remaining performance period. See Note 3 of notes to the consolidated financial statements.

We are in discussions with certain physician staffing businesses regarding potential acquisition opportunities. If we consummate these potential acquisitions, we would expect to fund such acquisitions using our existing cash, through borrowings under our revolving credit facility, or through the issuance of additional debt or equity.

Effective March 12, 2003, we began providing for professional liability risks in part through a captive insurance company. Prior to such date, we insured such risks principally through the commercial insurance market. The change in the professional liability insurance program initially resulted in increased cash flow due to the retention of cash formerly paid out in the form of insurance premiums to a commercial insurance company coupled with a long period (typically 2-4 years or longer on average) before cash payout of such losses occurs. A portion of such cash retained is retained within our captive insurance company and therefore is not immediately available for general corporate purposes. As of March 31, 2012, the current value of cash or cash equivalents and related investments held within the captive insurance subsidiary totaled approximately $94.1 million. Investments of the captive insurance subsidiary are carried at fair market value and as of March 31, 2012 reflected $4.6 million of net unrealized gains. See Note 5 of the accompanying consolidated financial statements for a discussion of the investments held by our captive insurance subsidiary.

Effective June 1, 2011, we renewed our fronting carrier program with a commercial insurance carrier through May 31, 2012. In connection with this renewal, we have paid cash premiums of approximately $8.7 million to the commercial insurance carrier. For the three months ended March 31, 2012, we funded approximately $8.5 million of premiums to our captive insurance subsidiary. For the three months ended March 31, 2012, we did not fund any amount to a commercial insurance provider in order to meet our obligation for incurred costs in excess of the aggregate limits of coverage in place on the commercial insurance policy that ended March 11, 2003. We will fund additional payments which will be based upon the level of incurred losses relative to the aggregate limit of the coverage at that time as additional claims are processed.

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

The following table sets forth a reconciliation of net earnings to Adjusted EBITDA.

	Three Months Ended March 31,
	2011	2012
	(in thousands)
Net earnings	$20,120	$14,424
Interest expense, net	3,277	3,557
Provision for income taxes	13,659	9,418
Depreciation	3,051	3,118
Amortization	3,638	6,116
Other income(a)	(548)	(1,455)
Contingent purchase compensation expense(b)	2,617	6,343
Transaction costs(c)	154	1,227
Employee equity-based compensation expense(d)	606	1,123
Insurance subsidiary interest income	598	564
Professional liability loss reserve adjustments associated with prior years	—	5,165
Severance and other charges	792	1,071

Adjusted EBITDA	$47,964	$50,671

(a)	Reflects gain or loss on sale of assets, realized gains on investments, and changes in fair value of investments associated with the Company’s non-qualified retirement plan.
(b)	Reflects contingent purchase compensation expense associated with earnout arrangements on acquisition transactions.
(c)	Reflects expenses associated with acquisition transaction fees.
(d)	Reflects costs related to options and restricted shares granted under the Team Health Holdings, Inc. 2009 Stock Incentive Plan.

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

Recently Issued Accounting Standards

See Note 2 of the notes to the consolidated financial statements for a discussion of recently issued accounting standards.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk related to changes in interest rates. The Company does not use derivative financial instruments for speculative or trading purposes.

The Company’s earnings are affected by changes in short-term interest rates as a result of its borrowings under its term loan facility.

At March 31, 2012, the fair value of the Company’s total debt, which had a carrying value of $408.5 million, was approximately $403.6 million. The Company had $408.5 million of variable debt outstanding at March 31, 2012. If the market interest rates for the Company’s variable rate borrowings had averaged 1% more subsequent to December 31, 2011, the Company’s interest expense would have increased, and earnings before income taxes would have decreased, by approximately $1.0 million for the three months ended March 31, 2012. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management could take actions in an attempt to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company’s financial structure.

Item 4.	Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired objectives. As of March 31, 2012, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2012, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting: There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART 2. OTHER INFORMATION

Item 1.	Legal Proceedings

We are currently a party to various legal proceedings. Based upon currently available information, we do not believe that it is reasonably possible that the ultimate outcome of such proceedings would have a material adverse effect on our financial position or results of operations. However, litigation is subject to inherent uncertainties, and the estimate of the potential impact of such legal proceedings on our financial position or results of operations could change in the future.

Item 1A.	Risk Factors

For a discussion of our potential risks and uncertainties, please see “Risk Factors” in Part 1, Item 1A of our annual report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 7, 2012. In addition, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors and Trends that Affect Our Results of Operations” herein and the 2011 Form 10-K. There have been no material changes to the risk factors disclosed in Part 1, Item 1A of the 2011 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

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

During 2011, David Jones, our Executive Vice President and Chief Financial Officer, entered into a plan for the purpose of long-term asset diversification. The plan extends through December 23, 2012.

The Company does not undertake any obligation to report Rule 10b5-1 plans that may be adopted by any officers or directors of the Company in the future, or to report any modifications or termination of any publicly announced plan or to report any plan adopted by an employee who is not an executive officer.

Item 6.	Exhibits

Number	Description
3.1	Certificate of Incorporation of Team Health Holdings, Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed on December 18, 2009: File No. 001-34583)

3.2	By-laws of Team Health Holdings, Inc. (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K, filed on December 18, 2009: File No. 001-34583)

31.1	Certification by Greg Roth for Team Health Holdings, Inc. dated May 1, 2012 as required by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification by David Jones for Team Health Holdings, Inc. dated May 1, 2012 as required by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Certification by Greg Roth for Team Health Holdings, Inc. dated May 1, 2012 as required by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.2	Certification by David Jones for Team Health Holdings, Inc. dated May 1, 2012 as required by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Comprehensive Earnings for the three months ended March 31, 2012 and 2011, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and (iv) Notes to Consolidated Financial Statements.†

†	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

TEAM HEALTH HOLDINGS, INC.

May 1, 2012	/s/ GREG ROTH
Greg Roth Chief Executive Officer

May 1, 2012	/S/ DAVID P. JONES
David P. Jones Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Number	Description

3.1	Certificate of Incorporation of Team Health Holdings, Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed on December 18, 2009: File No. 001-34583)

3.2	By-laws of Team Health Holdings, Inc. (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K, filed on December 18, 2009: File No. 001-34583)

31.1	Certification by Greg Roth for Team Health Holdings, Inc. dated November 7, 2011 as required by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification by David Jones for Team Health Holdings, Inc. dated November 7, 2011 as required by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Certification by Greg Roth for Team Health Holdings, Inc. dated November 7, 2011 as required by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.2	Certification by David Jones for Team Health Holdings, Inc. dated November 7, 2011 as required by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Comprehensive Earnings for the three months ended March 31, 2012 and 2011, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and (iv) Notes to Consolidated Financial Statements.†

†	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.