Form 10-Q
period 2012-06-30
TEAM HEALTH HOLDINGS INC.
filed 2012-07-31
CIK 1082754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2012

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, non-accelerated filer or smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 26, 2012, there were outstanding 66,516,488 shares of common stock of Team Health Holdings, Inc., with a par value of $.01.

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical facts and that reflect the current view of Team Health Holdings, Inc. (the “Company”) about future events and financial performance are hereby identified as “forward looking statements.” Some of these statements can be identified by terms and phrases such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “could,” “should,” “may,” “plan,” “project,” “predict” and similar expressions. The Company cautions readers of this Form 10-Q that such “forward looking statements,” including without limitation, those relating to the Company’s future business prospects, revenue, working capital, professional liability expense, liquidity, capital needs, interest costs and income, wherever they occur in this Form 10-Q or in other statements attributable to the Company, are necessarily estimates reflecting the judgment of the Company’s senior management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the “forward looking statements.” Factors that could cause our actual results to differ materially from those expressed or implied in such forward-looking statements, include, but are not limited to:

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

TEAM HEALTH HOLDINGS, INC.

QUARTERLY REPORT FOR THE THREE AND SIX MONTHS

ENDED JUNE 30, 2012

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

TEAM HEALTH HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2011	June 30, 2012
	(Unaudited) (In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$9,855	$13,576
Accounts receivable, less allowance for uncollectibles of $265,293 and $302,280 in 2011 and 2012, respectively	307,874	350,380
Prepaid expenses and other current assets	24,021	33,019
Receivables under insured programs	14,129	12,046
Income tax receivable	1,438	—

Total current assets	357,317	409,021
Investments of insurance subsidiary	94,300	96,677
Property and equipment, net	34,674	44,234
Other intangibles, net	101,910	132,351
Goodwill	232,215	305,100
Deferred income taxes	36,188	33,033
Receivables under insured programs	31,581	31,204
Other	40,082	41,263

	$928,267	$1,092,883

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,356	$21,002
Accrued compensation and physician payable	153,674	151,517
Other accrued liabilities	109,649	114,535
Income tax payable	—	2,962
Current maturities of long-term debt	35,000	138,400
Deferred income taxes	38,068	35,118

Total current liabilities	358,747	463,534
Long-term debt, less current maturities	385,000	380,000
Other non-current liabilities	167,120	193,091
Shareholders’ equity:
Common stock, ($0.01 par value; 100,000 shares authorized, 65,589 and 66,150 shares issued and outstanding at December 31, 2011 and June 30, 2012, respectively)	656	661
Additional paid-in capital	541,216	551,495
Accumulated deficit	(527,774)	(499,234)
Accumulated other comprehensive income	3,302	3,336

Shareholders’ equity	17,400	56,258

	$928,267	$1,092,883

See accompanying notes to consolidated financial statements.

TEAM HEALTH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Three Months Ended June 30,
	2011	2012
	(Unaudited)
	(In thousands, except per share data)
Net revenue before provision for uncollectibles	$763,983	$930,219
Provision for uncollectibles	336,746	423,920

Net revenue	427,237	506,299
Cost of services rendered (exclusive of depreciation and amortization shown separately below)
Professional service expenses	327,084	392,820
Professional liability costs	15,144	16,660
General and administrative expenses (includes contingent purchase compensation expense of $2,454 and $12,242 in 2011 and 2012, respectively)	40,908	56,500
Other (income) expense	(113)	283
Depreciation	3,264	3,531
Amortization	3,638	7,332
Interest expense, net	2,513	3,974
Transaction costs	1,041	1,277
Loss on refinancing of debt	6,022	—

Earnings before income taxes	27,736	23,922
Provision for income taxes	10,888	9,806

Net earnings	$16,848	$14,116

Net earnings per share
Basic	$0.26	$0.21
Diluted	$0.25	$0.21
Weighted average shares outstanding
Basic	64,921	65,814
Diluted	66,951	67,753
Other comprehensive income, net of tax:
Net change in fair value of investments, net of tax of $422 and $190 for 2011 and 2012, respectively	783	353

Total comprehensive earnings	$17,631	$14,469

See accompanying notes to consolidated financial statements.

TEAM HEALTH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Six Months Ended June 30,
	2011	2012
	(Unaudited)
	(In thousands, except per share data)
Net revenue before provision for uncollectibles	$1,483,116	$1,770,643
Provision for uncollectibles	643,385	785,682

Net revenue	839,731	984,961
Cost of services rendered (exclusive of depreciation and amortization shown separately below)
Professional service expenses	640,734	764,405
Professional liability costs	29,883	38,968
General and administrative expenses (includes contingent purchase compensation expense of $5,071 and $18,585 in 2011 and 2012, respectively)	81,662	104,864
Other income	(660)	(1,174)
Depreciation	6,315	6,650
Amortization	7,276	13,449
Interest expense, net	5,790	7,531
Transaction costs	1,195	2,505
Loss on refinancing of debt	6,022	—

Earnings before income taxes	61,514	47,763
Provision for income taxes	24,546	19,223

Net earnings	$36,968	$28,540

Net earnings per share
Basic	$0.57	$0.43
Diluted	$0.56	$0.42
Weighted average shares outstanding
Basic	64,709	65,691
Diluted	66,192	67,569
Other comprehensive income, net of tax:
Net change in fair value of investments, net of tax of $313 and $18 for 2011 and 2012, respectively	580	34
Net change in fair value of swaps, net of tax of $359 for 2011	562	—

Total comprehensive earnings	$38,110	$28,574

See accompanying notes to consolidated financial statements.

TEAM HEALTH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2011	2012
	(Unaudited)
	(In thousands)
Operating Activities
Net earnings	$36,968	$28,540
Adjustments to reconcile net earnings:
Depreciation	6,315	6,650
Amortization	7,276	13,449
Amortization of deferred financing costs	903	399
Employee equity-based compensation expense	1,388	2,861
Provision for uncollectibles	643,385	785,682
Deferred income taxes	6,179	187
Loss on refinancing of debt	1,654	—
Loss (gain) on sale of equipment	41	(62)
Equity in joint venture income	(1,520)	(1,407)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(674,498)	(814,950)
Prepaids and other assets	(3,658)	(6,377)
Income tax accounts	1,665	(2,480)
Accounts payable	(11,914)	(3,065)
Accrued compensation and physician payable	5,480	(3,250)
Contingent purchase compensation expense liability	(2,119)	16,590
Other accrued liabilities	2,470	(5,058)
Professional liability reserves	4,178	12,984

Net cash provided by operating activities	24,193	30,693
Investing Activities
Purchases of property and equipment	(4,094)	(9,595)
Sale of property and equipment	90	171
Cash paid for acquisitions, net	(325)	(118,872)
Purchases of investments by insurance subsidiary	(40,394)	(44,886)
Proceeds from investments by insurance subsidiary	40,315	42,562
Other investing activities	—	(2,000)

Net cash used in investing activities	(4,408)	(132,620)
Financing Activities
Payments on notes payable	(403,750)	(5,000)
Proceeds from notes payable	400,000	—
Proceeds from revolving credit facility	—	461,300
Payments on revolving credit facility	—	(357,900)
Proceeds from the issuance of common stock under stock purchase plans	872	1,054
Proceeds from exercise of stock options	9,910	6,866
Stock issuance costs	(491)	(653)
Payments of financing costs	(7,759)	(19)

Net cash (used in) provided by financing activities	(1,218)	105,648

Increase in cash and cash equivalents	18,567	3,721
Cash and cash equivalents, beginning of period	30,337	9,855

Cash and cash equivalents, end of period	$48,904	$13,576

Interest paid	$7,003	$8,054

Taxes paid	$16,362	$21,650

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

Note 2. Secondary Offering

The Company priced a secondary offering of common stock on June 29, 2012 which closed on July 5, 2012. The 9,200,000 secondary shares in aggregate were sold by the Company’s principal shareholder, Ensemble Parent LLC, an investment fund affiliated with The Blackstone Group L. P., and certain officers and directors. The Company did not receive any proceeds from the sale of shares in the offering. Upon completion of the offering, the Company ceased to quality as a “controlled company” for purposes of the exemptions from the corporate governance standards contained in Section 303A of the New York Stock Exchange (“NYSE”) Listed Company Manual. Consequently, the Company is required to have at least one independent director on each of the nominating and corporate governance and compensation committees, a majority of independent directors on those committees within 90 days after the completion of the offering, and fully independent nominating and corporate governance and compensation committees and a majority independent board within one year after the completion of the offering. The Company is also required to perform an annual performance evaluation of its nominating and corporate governance and compensation committees. Subsequent to the offering, the board of directors has determined that one of the members of the compensation committee, one of the members of the nominating committee, all of the members of the audit committee and four of the members of the board of directors are independent for purposes of the NYSE corporate governance standards. The Company intends to appoint additional independent directors and adjust committee assignments, in order to meet the NYSE corporate governance standards within the required timeframes.

Note 3. Recent Accounting Pronouncements

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

During the first quarter of 2012, the Company adopted the provisions of Accounting Standards Update No. 2011-07, Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities (“ASU 2011-07”). ASU 2011-07 requires certain healthcare organizations to present their bad debt provision related to patient services revenue separately as contra-revenue on the face of the statement of operations. In addition, ASU 2011-07 requires the following disclosures:

1)	A company’s policy for considering collectability in the timing and amount of revenue and bad debt recognized;

2)	The amount of revenue before provision for uncollectibles (i.e., less contractual discounts) recognized by major payor source;

3)	Quantitative and qualitative information about changes in the bad debt allowance, including judgments made and changes in estimates.

All periods presented in these consolidated financial statements and notes to consolidated financial statements are presented in accordance with ASU 2011-07. See Note 7 for the required disclosures.

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

Note 4. Acquisitions and Contingent Purchase Obligations

Acquisitions

During the year ended December 31, 2011, the Company acquired the operations of four businesses for total cash proceeds of $125.8 million. In April 2011, the Company completed the acquisition of certain assets of a medical staffing group that provides emergency department staffing services to a hospital located in Alabama. In September 2011, the Company completed the acquisitions of certain assets and related business operations of an anesthesia staffing business located in Colorado, an emergency medical staffing business located in Illinois and a medical staffing group located in Tennessee. These acquisitions have broadened the Company’s presence within these lines of business. The purchase price for these acquisitions was allocated in accordance with the provisions of ASC Topic 805, “Business Combinations” (ASC 805), based on management’s estimates, to net assets acquired, including goodwill of approximately $57.8 million (all of which is tax deductible goodwill), other intangible assets consisting primarily of physician and hospital agreements of approximately $58.8 million and assumed working capital assets and liabilities consisting primarily of accounts receivable of approximately $15.1 million. In addition, the agreements have a contingent consideration provision pursuant to which, if certain financial targets are achieved within a defined performance period, then future cash payments currently estimated to be approximately $36.1 million could be made at the conclusion of the respective performance periods.

In March 2012, the Company made an investment in a variable interest entity that is a provider of hospital-based telemedicine consultations. The Company has determined that it is not the primary beneficiary of the entity, as it does not have the power to direct the activities that most significantly impact economic performance of the entity nor the responsibility to absorb a majority of the expected losses and therefore, the entity is not consolidated and the investment is accounted for under the cost method. The determination of whether the Company is the primary beneficiary was performed at the time of our initial investment and is performed at the date of each subsequent reporting period. As of June 30, 2012, the carrying amount and maximum exposure to loss of this investment was $2.0 million and is reported as other long-term investments in the accompanying consolidated balance sheets.

On April 20, 2012, the Company completed the acquisition of an anesthesia group in New Jersey and effective May 1, 2012, the Company completed the acquisition of a physician management and staffing business that provides emergency medicine, hospital medicine, and urgent care in New York, Pennsylvania, Ohio and Texas. Total net cash paid for these acquisitions was $118.9 million which was allocated in accordance with ASC 805, based on management’s estimates, to net assets acquired, including goodwill of approximately $72.9 million (of which $59.9 million is tax deductible goodwill), other intangibles consisting primarily of physician and hospital agreements of approximately $43.9 million and assumed working capital assets and liabilities consisting primarily of accounts receivable of approximately $2.1 million. In addition, the agreements have a contingent consideration provision pursuant to which, if certain financial targets are achieved within a defined performance period, then future cash payments currently estimated to be approximately $40.2 million could be made at the conclusion of the respective performance periods. These acquisitions have expanded the Company’s presence in these lines of business.

The results of operations of the acquired businesses have been included in the Company’s consolidated financial statements beginning on the respective acquisition dates. Pro forma results of operations have not been presented because the effect of these acquisitions was not material, individually or in the aggregate, to the Company’s consolidated results of operations.

Effective July 1, 2012, the Company acquired certain immaterial assets of a medical staffing group that provides emergency department staffing services to a hospital located in Virginia. The Company is in the process of completing the preliminary purchase price allocation.

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

As of June 30, 2012, the Company estimates it may have to pay $77.9 million in future contingent payments for acquisitions made prior to June 30, 2012 based upon the current projected financial performance of the acquired operations of which $29.8 million is recorded as a liability in other liabilities and other non-current liabilities on the Company’s balance sheet. The remaining estimated liability of $48.0 million will be recorded as contingent purchase compensation expense over the remaining performance periods. The current estimate of future contingent payments could increase or decrease depending upon the actual performance of the acquisition over the respective performance periods. These payments will be made should the acquired operations achieve the financial targets or certain contract terms as agreed to in the respective acquisition agreements, including the requirements for continuing employment.

The changes to the Company’s accumulated contingent purchase compensation expense liability are as follows (in thousands):

Contingent purchase liability at December 31, 2011	$13,249
Payments	(1,995)
Expense recognized	18,585

Contingent purchase liability at June 30, 2012	$29,839

Estimated unrecognized contingent purchase compensation expense as of June 30, 2012 is (in thousands):

For the remainder of the year ended December 31, 2012	$18,030
For the year ended December 31, 2013	25,450
For the year ended December 31, 2014	4,536

$48,016

In the six months ended June 30, 2011 and 2012, the Company recognized transaction costs of $1.2 million and $2.5 million, respectively which related to external costs associated with due diligence and acquisition activity.

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

The following table provides information on those assets and liabilities the Company currently measures at fair value on a recurring basis as of December 31, 2011 and June 30, 2012 (in thousands):

	Carrying Amount In Consolidated Balance Sheet December 31, 2011	Fair Value December 31, 2011	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3
Investments of insurance subsidiary:
Money market funds	$7,361	$7,361	$7,361	$—	$—
U. S. Treasury securities	15,931	15,931	—	15,931	—
Municipal bonds	57,194	57,194	—	57,194	—
Agency notes	13,814	13,814	—	13,814	—

Total investments of insurance subsidiary	$94,300	$94,300	$7,361	$86,939	$—

Supplemental employee retirement plan investments:
Mutual funds	$14,596	$14,596	$—	$14,596	$—

	Carrying Amount In Consolidated Balance Sheet June 30, 2012	Fair Value June 30, 2012	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3
Investments of insurance subsidiary:
Money market funds	$9,486	$9,486	$9,486	$—	$—
U. S. Treasury securities	17,427	17,427	—	17,427	—
Municipal bonds	57,598	57,598	—	57,598	—
Agency notes	12,166	12,166	—	12,166	—

Total investments of insurance subsidiary	$96,677	$96,677	$9,486	$87,191	$—

Supplemental employee retirement plan investments:
Mutual funds	$17,470	$17,470	$—	$17,470	$—

The Company’s insurance subsidiary investments are valued using market prices on both active markets (level 1) and less active markets (level 2). Level 1 investment valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 investment valuations are obtained from readily available pricing sources for comparable investment or identical investments in less active markets. The fair values of the Company’s supplemental employee retirement investments are based on quoted prices. See Note 6 for more information regarding the Company’s investments.

As of both December 31, 2011 and June 30, 2012, the fair value of these investments reflected net unrealized gains of $5.1 million.

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

At June 30, 2012, the estimated fair value of the Company’s outstanding debt was $499.1 million based on market prices on less active markets (Level 2) compared to a carrying value of $518.4 million.

Note 6. Investments

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

At December 31, 2011 and June 30, 2012, amortized cost basis and aggregate fair value of the Company’s available-for-sale securities by investment type were as follows (in thousands):

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2011
Money market funds	$7,361	$—	$—	$7,361
U. S. Treasury securities	15,046	885	—	15,931
Municipal bonds	53,202	4,013	(21)	57,194
Agency notes	13,613	202	(1)	13,814

	$89,222	$5,100	$(22)	$94,300

June 30, 2012
Money market funds	$9,486	$—	$—	$9,486
U. S. Treasury securities	16,451	976	—	17,427
Municipal bonds	53,634	3,974	(10)	57,598
Agency notes	11,976	191	(1)	12,166

	$91,547	$5,141	$(11)	$96,677

At December 31, 2011 and June 30, 2012, the amortized cost basis and aggregate fair value of the Company’s available-for-sale securities by contractual maturities were as follows (in thousands):

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2011
Due in less than one year	$16,106	$61	$—	$16,167
Due after one year through five years	44,297	2,469	(6)	46,760
Due after five years through ten years	28,819	2,570	(16)	31,373

Total	$89,222	$5,100	$(22)	$94,300

June 30, 2012
Due in less than one year	$18,997	$78	$—	$19,075
Due after one year through five years	51,384	3,099	(10)	54,473
Due after five years through ten years	21,166	1,964	(1)	23,129

Total	$91,547	$5,141	$(11)	$96,677

A summary of the Company’s temporarily impaired available-for-sale investment securities as of June 30, 2012 follows (in thousands):

	Impaired Less Than 12 Months		Impaired Over 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2012
Money market funds	$—	$—	$—	$—	$—	$—
U. S. Treasury securities	2,397	—	—	—	2,397	—
Municipal bonds	1,775	(9)	229	(1)	2,004	(10)
Agency notes	706	(1)	—	—	706	(1)

Total investment	$4,878	$(10)	$229	$(1)	$5,107	$(11)

The unrealized losses resulted from changes in market interest rates, not from changes in the probability of contractual cash flows. Because the Company has the ability and intent to hold the investments until a recovery of carrying value and full collection of the amounts due according to the contractual terms of the investments is expected, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2012.

During the six months ended June 30, 2012, the Company recorded a gain on the sale of these investments of approximately $0.1 million.

As of June 30, 2012, the investments related to the participant directed supplemental employee retirement plan totaled $17.5 million and are included in other assets in the accompanying consolidated balance sheet. The trading gains and losses on those investments for the six months ended on June 30, 2012 that were still held by the Company as of June 30, 2012 are as follows (in thousands):

Net gains and losses recognized during the six months ended June 30, 2012 on trading securities	$(405)
Less: net gains and losses recognized during the period on trading securities sold during the six months ended June 30, 2012	26

Unrealized gains and losses recognized on trading securities still held at June 30, 2012	$(431)

Note 7. Net Revenue

Net revenue consists of fee-for-service revenue, contract revenue and other revenue. The Company’s net revenue is principally derived from the provision of healthcare staffing services to patients within healthcare facilities and is recorded in the period the services are rendered. Under the fee-for-service arrangements, the Company bills patients for services provided and receive payment from patients or their third-party payers. Fee-for-service revenue is reported net of contractual allowances and policy discounts. Contractual adjustments represent the Company’s estimate of discounts and other adjustments to be recognized from gross fee-for-service charges under contractual payment arrangements, primarily with commercial, managed care and governmental payment plans such as Medicare and Medicaid when the Company’s providers participate in such plans. Contract revenue represents revenue generated under contracts in which the Company provides physician and other healthcare staffing and administrative services in return for a contractually negotiated fee. Contract revenue consists primarily of billings based on hours of healthcare staffing provided at agreed-to hourly rates. Revenue in such cases is recognized as the hours are worked by the Company’s affiliated staff and contractors. Other revenue consists primarily of revenue from management and billing services provided to outside parties. Revenue is recognized for such services pursuant to the terms of the contracts with customers. The Company also records a provision for uncollectible accounts based primarily on historical collection experience to record accounts receivables at the estimated amounts expected to be collected.

Net revenue for the three and six months ended June 30, 2011 and 2012 consisted of the following (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2012		2011		2012
Medicare	$85,929	20.1%	$102,471	20.2%	$165,571	19.7%	$198,965	20.2%
Medicaid	71,754	16.8	82,482	16.3	139,741	16.6	155,871	15.8
Commercial and managed care	187,347	43.9	232,312	45.9	361,242	43.0	433,922	44.1
Self-pay	284,344	66.6	356,273	70.4	546,459	65.1	674,170	68.4
Other	16,631	3.9	20,369	4.0	32,168	3.8	37,835	3.8
Unbilled	907	0.2	1,227	0.2	5,464	0.7	5,865	0.6

Net fee-for-service revenue before provision for uncollectibles	646,912	151.4	795,134	157.0	1,250,645	148.9	1,506,628	153.0
Contract revenue before provision for uncollectibles	109,880	25.7	126,410	25.0	218,357	26.0	247,540	25.1
Other	7,191	1.7	8,675	1.7	14,114	1.7	16,475	1.7

Net revenue before provision for uncollectibles	763,983	178.8	930,219	183.7	1,483,116	176.6	1,770,643	179.8
Provision for uncollectibles	(336,746)	(78.8)	(423,920)	(83.7)	(643,385)	(76.6)	(785,682)	(79.8)

Net revenue	$427,237	100%	$506,299	100%	$839,731	100%	$984,961	100%

The Company employs several methodologies for determining its allowance for doubtful accounts depending on the nature of the net revenue before provision for uncollectibles recognized. The Company initially determines gross revenue for our fee-for-service patient visits based upon established fee schedule prices. Such gross revenue is reduced for estimated contractual allowances for those patient visits covered by contractual insurance arrangements to result in net revenue before provision for uncollectibles. Net revenue before provision for uncollectibles is then reduced for management’s estimate of uncollectible amounts. Fee-for-service net revenue represents estimated cash to be collected from such patient visits and is net of management’s estimate of account balances estimated to be uncollectible. The provision for uncollectible fee-for-service patient visits is based on historical experience resulting from approximately ten million annual fee-for-service patient visits. The significant volume of patient visits and the terms of thousands of commercial and managed care contracts and the various reimbursement policies relating to governmental healthcare programs do not make it feasible to evaluate fee-for-service accounts receivable on a specific account basis. Fee-for-service accounts receivable collection estimates are reviewed on a quarterly basis for each fee-for-service contract by period of accounts receivable origination. Such reviews include the use of historical cash collection percentages by contract adjusted for the lapse of time since the date of the patient visit. In addition, when actual collection percentages differ from expected results, on a contract by contract basis, supplemental detailed reviews of the outstanding accounts receivable balances may be performed by the Company’s billing operations to determine whether there are facts and circumstances existing that may cause a different conclusion as to the estimate of the collectibility of that contract’s accounts receivable from the estimate resulting from using the historical collection experience. Contract-related net revenue is billed based on the terms of the contract at amounts expected to be collected. Such billings are typically submitted on a monthly basis and aged trial balances prepared. Allowances for estimated uncollectible amounts related to such contract billings are made based upon specific accounts and invoice periodic reviews once it is concluded that such amounts are not likely to be collected. Approximately 99% of the Company’s allowance for doubtful accounts is related to gross fees for fee-for-service patient visits. The principal exposure for uncollectible fee-for-service visits is centered in self-pay patients and, to a lesser extent, for co-payments and deductibles from patients with insurance. While the Company does not specifically allocate the allowance for doubtful accounts to individual accounts or specific payer classifications, the portion of the allowance associated with fee-for-service charges as of June 30, 2012 was equal to approximately 92% of outstanding self-pay fee-for-service patient accounts. The methodologies employed to compute allowances for doubtful accounts were unchanged between 2011 and 2012.

Note 8. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill during the six months ended June 30, 2012 were as follows (in thousands):

Goodwill	$319,018
Accumulated impairment loss	(144,579)
Additions through 2011 acquisitions	57,776

Balance, December 31, 2011	$232,215

Goodwill	$376,794
Accumulated impairment loss	(144,579)
Additions through 2012 acquisitions	72,885

Balance, June 30, 2012	$305,100

The following is a summary of intangible assets and related amortization as of December 31, 2011 and June 30, 2012 (in thousands):

	Gross Carrying Amount	Accumulated Amortization
As of December 31, 2011:
Contracts	$142,713	$44,503
Other	4,240	540

Total	$146,953	$45,043

As of June 30, 2012:
Contracts	$179,715	$53,758
Other	7,470	1,076

Total	$187,185	$54,834

Aggregate amortization expense:
For the six months ended June 30, 2012		$13,449

Estimated amortization expense:
For the remainder of the year ended December 31, 2012		$15,603
For the year ended December 31, 2013		29,842
For the year ended December 31, 2014		27,907
For the year ended December 31, 2015		24,482
For the year ended December 31, 2016		19,103

Contract intangibles are amortized over their estimated life, which is approximately four to seven years. As of June 30, 2012, the weighted average remaining amortization period for intangible assets was 4.0 years.

Note 9. Long-Term Debt

Long-term debt as of June 30, 2012 consisted of the following (in thousands):

Term A Loan Facility	$142,500
Term B Loan Facility	247,500
Revolving line of credit	128,400

518,400
Less current portion	(138,400)

$380,000

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

The interest rate on any outstanding revolving credit borrowings and Term A loans, and the commitment fee applicable to undrawn revolving commitments, is priced off a grid based upon the Company’s first lien net leverage ratio and which is initially LIBOR + 2.25% in the case of revolving credit borrowings and Term A loans and 0.45% in the case of unused revolving commitments. The interest rate on the Term B loan is LIBOR + 2.75%, subject to a 1% LIBOR floor. The interest rate at June 30, 2012 was 2.71% for amounts outstanding under the Term A Loan Facility and 3.75% for the Term B Loan Facility.

Borrowings of $128.4 million under the revolving line of credit were outstanding as of June 30, 2012, and the Company had $6.0 million of standby letters of credit outstanding against the revolving credit facility commitment. The weighted average interest rate was 2.94% for the amounts outstanding under the revolving credit facility as of June 30, 2012.

The new senior credit facility agreement contains both affirmative and negative covenants, including limitations on the Company’s ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire our capital stock, acquire the capital stock or assets of another business and pay dividends, and requires the Company to comply with a maximum first lien net leverage ratio, tested quarterly. At June 30, 2012, the Company was in compliance with all covenants under the new senior credit facility agreement. The New Credit Facility is secured by substantially all of the Company’s U. S. subsidiaries’ assets.

Aggregate annual maturities of long-term debt as of June 30, 2012 are as follows (in thousands):

2012	$138,400
2013	13,750
2014	17,500
2015	111,250
2016 and thereafter	237,500

Note 10. Professional Liability Insurance

The Company’s professional liability loss reserves consisted of the following (in thousands):

	December 31, 2011	June 30, 2012
Estimated losses under self-insured programs	$162,601	$175,586
Estimated losses under commercial insurance programs	45,709	43,250

	208,310	218,836
Less estimated payable within one year	64,720	61,063

	$143,590	$157,773

The changes to the Company’s estimated losses under self-insured programs as of June 30, 2012 were as follows (in thousands):

Balance, December 31, 2011	$162,601
Reserves related to current period	21,758
Changes related to prior year reserves	5,165
Assumed liabilities	1,620
Payments for current period reserves	(280)
Payments for prior period reserves	(15,278)

Balance, June 30, 2012	$175,586

The Company provides for its estimated professional liability losses through a combination of self-insurance and commercial insurance programs. As of June 30, 2012, the insured loss limit under a policy provided by a commercial insurance carrier was $158.9 million. The policy, as amended, provides for an increase in the aggregate limit of coverage based upon certain premium funding levels. Losses in excess of the limit of coverage remain as a self-insured obligation of the Company. A portion of the professional liability loss risks being provided for through self-insurance (“claims-made” basis) are transferred to and funded into a captive insurance company. The accounts of the captive insurance company are fully consolidated with those of the other operations of the Company in the accompanying consolidated financial statements.

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

As of June 30, 2012, of the $175.6 million of estimated losses under self-insurance programs, approximately $92.5 million represents an estimate of IBNR claims and expenses and additional loss development, with the remaining $83.1 million representing specific case reserves. Of the existing case reserves as of June 30, 2012, $0.3 million represents case reserves that have been settled but not yet funded, and $82.8 million reflects unsettled case reserves.

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

The Company’s most recent actuarial valuation was completed in April 2012. During the first quarter of 2012, the Company recorded an unfavorable adjustment to prior year professional liability reserves of $5.2 million of which $4.4 million was related to a change in the calculation of the discount rate used by the Company for calculating its professional liability reserves. During the first quarter of 2012, the Company adopted a discount factor based upon the weighted average US Treasury rates over a 10 year period which was 0.7% as of June 30, 2012. Prior to this change, the Company used the 10 year Treasury rate as a discount factor. The remaining $0.7 million of the prior year liability loss reserve change related to unfavorable development on prior year loss estimates.

Note 11. Share-based Compensation

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

The following table summarizes the status of options under the 2009 Stock Plan as of June 30, 2012:

	Shares (in thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Life in Years
Outstanding at beginning of year	7,407	$15.47	$48.90	8.3
Granted	1,505	22.08
Exercised	(490)	14.10
Expired or forfeited	(68)	18.00

Outstanding at end of period	8,354	$16.72	$61,550	8.2

Exercisable at end of period	4,854	$14.48	$46,662	7.6

Intrinsic value is the amount by which the stock price as of June 30, 2012 exceeds the exercise price of the options. As of June 30, 2012, the Company had approximately $24.4 million of unrecognized compensation expense, net of estimated forfeitures related to unvested options which will be recognized over the remaining requisite service period. Fair value of the options granted in 2012 was based on the grant date fair value as calculated by the Black-Sholes option pricing formula with the following weighted average assumptions: risk-free interest rate of 1.0%, implied volatility of 38.9% and an expected life of the options of 6.25 years.

The Company has also granted a total of 54,621 shares of restricted stock to independent board members of which 19,012 were granted in 2012. The issued shares vest annually over a three-year period from the initial grant date. The Company recorded restricted stock expense of approximately $0.1 million relating to these shares during the six months ended June 30, 2012 and has $0.7 million of expense remaining to be recognized over the requisite service period for these awards.

A summary of changes in unvested shares of restricted stock for the six months ended June 30, 2012 is as follows:

Shares (in thousands)
Outstanding at beginning of year	86
Granted	19
Vested	(28)
Forfeited and expired	—

Outstanding at June 30, 2012	77

Stock Purchase Plans

In May 2010, the Company’s Board of Directors adopted the 2010 Employee Stock Purchase Plan (“ESPP”) and the 2010 Nonqualified Stock Purchase Plan (“NQSPP”).

The ESPP provides for the issuance of up to 600,000 shares to the Company’s employees. All eligible employees are granted identical rights to purchase common stock in each Board authorized offering under the ESPP. Rights granted pursuant to any offering under the ESPP terminate immediately upon cessation of an employee’s employment for any reason. In general, an employee may reduce his or her contribution or withdraw from participation in an offering at any time during the purchase period for such offering. Employees receive a 5% discount on shares purchased under the ESPP. Rights granted under the plan are not transferable and may be exercised only by the person to whom such rights are granted. Offerings occur every six months in October and April. As of June 30, 2012, contributions under the ESPP totaled $0.3 million. In April 2012, approximately 31,000 shares of the Company’s common stock were issued to plan participants.

The NQSPP provides for the issuance of up to 800,000 shares to our independent contractors. All eligible contractors are granted identical rights to purchase common stock in each Board authorized offering under the NQSPP. Rights granted pursuant to any offering under the NQSPP terminate immediately upon cessation of a contractor’s relationship with the Company for any reason. In general, a contractor may reduce his or her contribution or withdraw from participation in an offering at any time during the purchase period for such offering. Contractors receive a 5% discount on shares purchased under the NQSPP. Rights granted under the NQSPP are not transferable and may be exercised only by the person to whom such rights are granted. Offerings occur every six months in October and April. As of June 30, 2012, contributions under the NQSPP totaled $0.2 million. In April 2012, approximately 21,000 shares of the Company’s common stock were issued to plan participants.

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

Healthcare Reform

The Patient Protection and Affordable Care Act (“PPACA”), signed into law on March 23, 2010, significantly affects the United States healthcare system by increasing access to health insurance benefits for the uninsured and underinsured populations, among other changes. On June 28, 2012, the U.S. Supreme Court (the “Supreme Court”) upheld the constitutionality of the requirement in PPACA that individuals maintain health insurance or pay a penalty (the “individual mandate”) under Congress’s taxing power. The Supreme Court upheld the PPACA provision expanding Medicaid eligibility to new populations as constitutional, but only so long as the expansion of the Medicaid program is optional for the states. States that choose not to expand their Medicaid programs to newly eligible populations in PPACA can only lose the new federal Medicaid funding in PPACA but not their eligibility for existing federal Medicaid matching payments. The Company believes that upholding the current PPACA law means that there is a an increased likelihood that there will be more people in the U.S. marketplace who will have access to health insurance benefits. However, it is unclear what the pricing will be for covered services under those health insurance benefits.

Note 13. Earnings Per Share

The Company computes basic earnings per share using the weighted average number of shares outstanding. The Company computes diluted earnings per share using the weighted average number of shares outstanding plus the dilutive effect of restricted common shares and outstanding stock options. The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2011 and 2012 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Net earnings (numerator for basic and diluted earnings per share)	$16,848	$14,116	$36,968	$28,540
Denominator:
Weighted average shares outstanding	64,921	65,814	64,709	65,691
Effect of dilutive securities	2,030	1,939	1,483	1,878

Shares used for diluted earnings per share	66,951	67,753	66,192	67,569

Basic net earnings per share	$0.26	$0.21	$0.57	$0.43

Basic net earnings per share	$0.25	$0.21	$0.56	$0.42

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

The following table presents financial information for each reportable segment. Depreciation, amortization, management fee and other expenses separately identified in the consolidated statements of comprehensive earnings are included as a reduction to the operating earnings of each segment in each period below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Net Revenue:
Healthcare Services	$424,137	$503,145	$833,589	$978,717
Billing Services	3,100	3,154	6,142	6,244

	$427,237	$506,299	$839,731	$984,961

Operating Earnings:
Healthcare Services	$50,172	$45,527	$101,523	$87,557
Billing Services	955	326	1,508	903
General Corporate	(20,878)	(17,957)	(35,727)	(33,166)

	$30,249	$27,896	$67,304	$55,294

Reconciliation of Operating Earnings to Net Earnings:
Operating earnings	$30,249	$27,896	$67,304	$55,294
Interest expense, net	2,513	3,974	5,790	7,531
Provision for income taxes	10,888	9,806	24,546	19,223

Net earnings	$16,848	$14,116	$36,968	$28,540

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Acquisitions

We have historically been an acquirer of other physician staffing businesses and related interests. During the year ended December 31, 2011, we acquired the operations of four businesses for total cash proceeds of $125.8 million. In April 2011, we completed the acquisition of certain assets of a medical staffing group that provides emergency department staffing services to a hospital located in Alabama. In September 2011, we completed the acquisitions of certain assets and related business operations of an anesthesia staffing business located in Colorado, an emergency medical staffing business located in Illinois and a medical staffing group located in Tennessee. These acquisitions have broadened our presence within these lines of business. The agreements relating to these acquisitions have a contingent consideration provision pursuant to which, if certain financial targets are achieved within a defined performance period, then future cash payments currently estimated to be $36.1 million could be made at the conclusion of the respective performance periods.

On April 20, 2012, we completed the acquisition of an anesthesia group in New Jersey and effective May 1, 2012, we completed the acquisition of a physician management and staffing business that provides emergency medicine, hospital medicine, and urgent care in New York, Pennsylvania, Ohio and Texas. Total cash outlay for these acquisitions was $121.3 million with an additional $40.2 million in estimated potential contingent payments that will be recognized as contingent purchase compensation expense over the defined performance period. The results of operations of the acquired businesses have been included in our consolidated financial statements beginning on the respective acquisition dates. Acquisitions contributed 9.4% of the increase in our net revenue in the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. Effective July 1, 2012, we acquired certain assets of a medical staffing group that provides emergency department staffing services to a hospital located in Virginia.

See Note 4 of notes to the consolidated financial statements for further discussion of acquisitions.

Healthcare Reform

The Patient Protection and Affordable Care Act (“PPACA”), signed into law on March 23, 2010, significantly affects the United States healthcare system by increasing access to health insurance benefits for the uninsured and underinsured populations, among other changes. On June 28, 2012, the U.S. Supreme Court (the “Supreme Court”) upheld the constitutionality of the requirement in PPACA that individuals maintain health insurance or pay a penalty (the “individual mandate”) under Congress’s taxing power. The Supreme Court upheld the PPACA provision expanding Medicaid eligibility to new populations as constitutional, but only so long as the expansion of the Medicaid program is optional for the states. States that choose not to expand their Medicaid programs to newly eligible populations in PPACA can only lose the new federal Medicaid funding in PPACA but not their eligibility for existing federal Medicaid matching payments. We believe that upholding the current PPACA law means that there is an increased likelihood that there will be more people in the U.S. who will have access to health insurance benefits. However, it is unclear what the pricing will be for covered services under those health insurance benefits.

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

The most recent patch prevented a potential reimbursement reduction associated with SGR in 2012 of an estimated 27.4%. Expiring in December 2012, absent Congressional action for permanent repeal of the SGR or a further extension of the patch, in January 2013 the SGR will result in estimated reimbursement reduction of the MPFS of approximately 27.5%.

In July 2012, CMS released the proposed rule to update the 2013 MPFS. Included in the proposed rule are changes in reimbursement that are overall budget neutral, but redistribute payments between different medical specialties. The proposed 2013 MPFS rule is not final and is subject to comment and revision, however, if implemented, we estimate that the proposed rule would reduce 2013 reimbursement rates to emergency medicine providers by approximately 1% and to anesthesia providers by approximately 3%. This proposed reimbursement reduction would be in addition to any reduction associated with SGR changes in 2013.

Any future reductions in amounts paid by government programs for physician services or changes in methods or regulations governing payment amounts or practices could cause our revenues to decline and we may not be able to offset reduced operating margins through cost reductions, increased volume or otherwise.

Joint Select Committee on Deficit Reduction

The Joint Select Committee on Deficit Reduction was tasked with identifying savings of $1.5 trillion over a ten year period beginning in 2012. While a number of different proposals were made by various parties with different impacts to companies and industries, no agreement was reached, and across the board spending reductions (i.e., “sequestration”) will be implemented beginning in 2013 absent additional Congressional actions. If these reductions are implemented, based on the Budget Control Act of 2011, cuts to Medicare providers could be as much as 2%.

Military Healthcare Staffing

We are a provider of healthcare professionals serving patients eligible to receive care in military treatment facilities nationwide administered by the U.S. Department of Defense and beneficiaries of other government agencies in their respective clinical locations. Our revenues derived from military and government facility healthcare staffing totaled $40.9 million and $45.7 million for the six months ended June 30, 2011 and 2012, respectively. These revenues are generated from contracts that are subject to a competitive bidding process which primarily takes place during the third quarter of each year. A portion of the contracts awarded during the third quarter of 2011 will expire during the course of 2012 and will be subject to a competitive rebidding and award process. In the event we are unable to retain these expiring contracts, the operations and financial positions of our military staffing business could be negatively impacted.

In addition, the process of awarding military and government facility healthcare staffing contracts has shifted in recent years toward an increased bias to award certain contracts to qualified small and minority owned businesses. Although we participate in such small and minority owned business awards to the extent we can serve as a sub-contractor, our revenues from these arrangements are limited compared to an outright contract award, which has been a large contributing factor in the financial performance decline of the military staffing division. Approximately 39.2% and 33.1% of our military staffing revenue for each of the six months ended June 30, 2011 and 2012, respectively, was derived through subcontracting agreements with small business prime contractors.

In December 2011, our military staffing division was directed by the Army Medical Command to proceed with a contract originally awarded in 2009 and subsequently re-awarded in June 2011 for completing the construction of and providing clinical staffing and management services for two new Family Health Centers (FHCs) in Northern Virginia. In July 2012, we began providing clinical staffing and management services. Annual revenues under the contract are estimated to be approximately $43.0 million.

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

There have been no material changes to these critical accounting policies or their application during the six months ended June 30, 2012.

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

A significant portion (approximately 85% of our net revenue before provision for uncollectibles in both the six months ended June 30, 2012 for the year ended December 31, 2011) resulted from fee-for-service patient visits. Fee-for-service revenue represents revenue earned under contracts in which we bill and collect the professional component of charges for medical services rendered by our affiliated contracted and employed physicians. Under the fee-for-service arrangements, we bill patients for services provided and receives payment from patients or their third-party payers. Fee-for-service revenue is reported net of contractual allowances and policy discounts. Contractual adjustments represent our estimate of discounts and other adjustments to be recognized from gross fee-for-service charges under contractual payment arrangements, primarily with commercial, managed care, and governmental payment plans such as Medicare and Medicaid when our affiliated providers participate in such plans. All services provided are expected to result in cash flows and are therefore reflected as net revenue before provision for uncollectibles in the financial statements. Fee-for-service revenue is recognized in the period in which the services are rendered to specific patients and reduced immediately for the estimated impact of contractual allowances in the case of those patients having third-party payer coverage. The recognition of net revenue before provision for uncollectibles (gross charges less contractual allowances) from such visits is dependent on such factors as proper completion of medical charts following a patient visit, the forwarding of such charts to one of our billing centers for medical coding and entering into our billing systems and the verification of each patient’s submission or representation at the time services are rendered as to the payer(s) responsible for payment of such services. Net revenue before provision for uncollectibles is recorded based on the information known at the time of entering of such information into our billing systems as well as an estimate of the net revenue before provision for uncollectibles associated with medical charts for a given service period that have not been processed yet into our billing systems. The above factors and estimates are subject to change. For example, patient payer information may change following an initial attempt to bill for services due to a change in payer status. Such changes in payer status have an impact on recorded net revenue before provision for uncollectibles due to different payers being subject to different contractual allowance amounts. Such changes in net revenue before provision for uncollectibles are recognized in the period that such changes in payer become known. Similarly, the actual volume of medical charts not processed into our billing systems may be different from the amounts estimated. Such differences in net revenue before provision for uncollectibles are adjusted in the following month based on actual chart volumes processed.

Contract revenue represents revenue generated under contracts in which we provide physician and other healthcare staffing and administrative services in return for a contractually negotiated fee. Contract revenue consists primarily of billings based on hours of healthcare staffing provided at agreed-to hourly rates. Revenue in such cases is recognized as the hours are worked by our affiliated staff and contractors. Additionally, contract revenue also includes supplemental revenue from hospitals where we may have a fee-for-service contract arrangement. Contract revenue for the supplemental billing in such cases is recognized based on the terms of each individual contract. Such contract terms generally either provides for a fixed monthly dollar amount or a variable amount based upon measurable monthly activity, such as hours staffed, patient visits or collections per visit compared to a minimum activity threshold. Such supplemental revenues based on variable arrangements are usually contractually fixed on a monthly, quarterly or annual calculation basis considering the variable factors negotiated in each such arrangement. Such supplemental revenues are recognized as revenue in the period when such amounts are determined to be fixed and therefore contractually obligated as payable by the customer under the terms of the respective agreement.

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

Net Revenue. Net revenue reflects management’s estimate of billed amounts to be ultimately collected. Management, in estimating the amounts to be collected resulting from approximately ten million annual fee-for-service patient visits and procedures, considers such factors as prior contract collection experience, current period changes in payer mix and patient acuity indicators, reimbursement rate trends in governmental and private sector insurance programs, resolution of overprovision account balances, the estimated impact of billing system effectiveness improvement initiatives, and trends in collections from self-pay patients and external collection agencies. In developing our estimate of collections per visit or procedure, we consider the amount of outstanding gross accounts receivable by period of service, but do not use an accounts receivable aging schedule to establish estimated collection valuations. Individual estimates of net revenue by contractual location are monitored and refreshed each month as cash receipts are applied to existing accounts receivable and other current trends that have an impact upon the estimated collections per visit are observed. Such estimates are substantially formulaic in nature. In the ordinary course of business we experience changes in our initial estimates of net revenue during the year following commencement of services. Such provisions and any subsequent changes in estimates may result in adjustments to our operating results with a corresponding adjustment to our accounts receivable allowance for uncollectibles on our balance sheet.

The table below summarizes our approximate payer mix as a percentage of fee-for-service volume for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Payer:
Medicare	23.0%	23.3%	22.9%	23.6%
Medicaid	27.2	25.8	27.3	26.1
Commercial and managed care	26.6	27.4	26.8	26.9
Self-pay	21.3	21.5	21.1	21.4
Other	1.9	2.0	1.9	2.0

Total	100.0%	100.0%	100.0%	100.0%

Estimated net revenue derived from commercial and managed care plans was approximately 38% and 36% for the six months ended June 30, 2012 and 2011, respectively. Estimated net revenue derived from the Medicare program was approximately 17% of total net revenue in the six months ended June 30, 2012 and 18% in the six months ended June 30, 2011. Estimated net revenue derived from the Medicaid program was approximately 10% of total net revenue in the six months ended June 30, 2012 and 12% in the six months ended June 30, 2011. In addition, net revenue derived from within the Military Health System (“MHS”), which is the U.S. military’s dependent healthcare program and other government agencies, was approximately 5% in the six months ended June 30, 2012 and 2011.

Accounts Receivable. As described above and below, we determine the estimated value of our accounts receivable based on estimated cash collection run rates of estimated future collections by contract for patient visits under our fee-for-service revenue. Accordingly, we are unable to report the payer mix composition on a dollar basis of its outstanding net accounts receivable. However, a 1% change in the estimated carrying value of our net fee-for-service patient accounts receivable before consideration of the allowance for uncollectible accounts at June 30, 2012 could have an after tax effect of approximately $3.4 million on our financial position and results of operations. Our days revenue outstanding at December 31, 2011 and June 30, 2012 were 62.3 days and 63.2 days, respectively. The number of days outstanding will fluctuate over time due to a number of factors. The increase in average days outstanding of approximately 0.9 days includes an increase of 6.2 days related to the increase in estimated value of fee-for-service accounts receivable and an increase of 2.5 days associated with an increase in estimated value of contract accounts receivable. The increases were offset by a decrease of 7.8 days resulting from an increase in average revenue per day. The increases related to the valuation of fee-for-service accounts receivable and contract accounts receivable are primarily due to timing of cash collections and valuation adjustments recorded during the period. The increase in average revenue per day is primarily attributed to an increase in gross charges and patient volumes and increased pricing with managed care plans. Our allowance for doubtful accounts totaled $302.3 million as of June 30, 2012.

Approximately 99% of our allowance for doubtful accounts is related to gross fees for fee-for-service patient visits. Our principal exposure for uncollectible fee-for-service visits is centered in self-pay patients and in co-payments and deductibles from patients with insurance. While we do not specifically allocate the allowance for doubtful accounts to individual accounts or specific payer classifications, the portion of the allowance associated with fee-for-service charges as of June 30, 2012 was equal to approximately 92% of outstanding self-pay fee-for-service patient accounts.

The majority of our fee-for-service patient visits are for the provision of emergency care in hospital settings. Due to federal government regulations governing the provision of such care, we are obligated to provide emergency care regardless of the patient’s ability to pay or whether or not the patient has insurance or other third-party coverage for the cost of the services rendered. While we attempt to obtain all relevant billing information at the time emergency care services are rendered, there are numerous patient encounters where such information is not available at time of discharge. In such cases where detailed billing information relative to insurance or other third-party coverage is not available at discharge, we attempt to obtain such information from the patient or client hospital billing record information subsequent to discharge to facilitate the collections process. Within hospital-based settings, we do not attempt to collect from patients at the time of rendering such services. Primary responsibility for collection of fee-for-service accounts receivable resides within our internal billing operations. Once a claim has been submitted to a payer or an individual patient, employees within our billing operations have responsibility for the follow up collection efforts. The protocol for follow up differs by payer classification. For self-pay patients, our billing system will automatically send a series of dunning letters on a prescribed time frame requesting payment or the provision of information reflecting that the balance due is covered by another payer, such as Medicare or a third-party insurance plan. Generally, the dunning cycle on a self-pay account will run from 90 to 120 days. At the end of this period, if no collections or additional information is obtained from the patient, the account is no longer considered an active account and is transferred to a collection agency. Upon transfer to a collection agency, the patient account is written-off as a bad debt. Any subsequent cash receipts on accounts previously written off are recorded as a recovery. For non-self-pay accounts, billing personnel will follow up and respond to any communication from payers such as requests for additional information or denials until collection of the account is obtained or other resolution has occurred. At the completion of its active collection cycle, we transfer selected patient accounts to external and internal collection agencies under a contingent collection basis. The projected value of future contingent collection proceeds are considered in the estimation of our overall accounts receivable valuation. For contract accounts receivable, invoices for services are prepared in the various operating areas of ours and mailed to our customers, generally on a monthly basis. Contract terms under such arrangements generally require payment within thirty days of receipt of the invoice. Outstanding invoices are periodically reviewed and operations personnel with responsibility for the customer relationship will contact the customer to follow up on any delinquent invoices. Contract accounts receivable will be considered as bad debt and written-off based upon the individual circumstances of the customer situation after all collection efforts have been exhausted, including legal action if warranted, and it is the judgment of management that the account is not expected to be collected.

Methodology for Computing Allowance for Doubtful Accounts. We employ several methodologies for determining our allowance for doubtful accounts depending on the nature of the net revenue before provision for uncollectibles recognized. We initially determine gross revenue for our fee-for-service patient visits based upon established fee schedule prices. Such gross revenue is reduced for estimated contractual allowances for those patient visits covered by contractual insurance arrangements to result in net revenue before provision for uncollectibles. Net revenue before provision for uncollectibles is then reduced for our estimate of uncollectible amounts. Fee-for-service net revenue represents our estimated cash to be collected from such patient visits and is net of our estimate of account balances estimated to be uncollectible. The provision for uncollectible fee-for-service patient visits is based on historical experience resulting from approximately ten million annual fee-for-service patient visits. The significant volume of patient visits and the terms of thousands of commercial and managed care contracts and the various reimbursement policies relating to governmental healthcare programs do not make it feasible to evaluate fee-for-service accounts receivable on a specific account basis. Fee-for-service accounts receivable collection estimates are formally reviewed on a quarterly basis for each of our fee-for-service contracts by period of accounts receivable origination. Such reviews include the use of historical cash collection percentages by contract adjusted for the lapse of time since the date of the patient visit. In addition, when actual collection percentages differ from expected results, on a contract by contract basis, supplemental detailed reviews of the outstanding accounts receivable balances may be performed by our billing operations to determine whether there are facts and circumstances existing that may cause a different conclusion as to the estimate of the collectibility of that contract’s accounts receivable from the estimate resulting from using the historical collection experience. Contract-related net revenue is billed based on the terms of the contract at amounts expected to be collected. Such billings are typically submitted on a monthly basis and aged trial balances prepared. Allowances for estimated uncollectible amounts related to such contract billings are made based upon specific accounts and invoice periodic reviews once it is concluded that such amounts are not likely to be collected. The methodologies employed to compute allowances for doubtful accounts were unchanged between 2011 and 2012.

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

Our commercial insurance policy for professional liability losses for the period March 12, 1999 through March 11, 2003 included insured limits applicable to such coverage in the period. Effective April 2006, we executed an agreement with the commercial insurance provider that issued the policy that ended March 11, 2003 to increase the existing $130.0 million aggregate limit of coverage. Under the terms of the agreement, we will make periodic premium payments to the commercial insurance company and the total aggregate limit of coverage under the policy will be increased by a portion of the premiums paid. We have committed to fund premiums such that the total aggregate limit of coverage under the program remains greater than the paid losses at any point in time. During fiscal year 2011, we funded a total of $0.8 million under this agreement. For the six months ended June 30, 2012, there were no amounts funded. We have agreed to fund additional payments which will be based upon the level of incurred losses relative to the aggregate limit of coverage at that time.

As of June 30, 2012, the current aggregate limit of coverage under this policy was $158.9 million and the estimated loss reserve for claim losses and expenses in excess of the current aggregate limit recorded by the Company was $3.8 million.

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

The underlying information that serves as the foundational basis for making our actuarial estimates of professional liability losses is our internal database of incurred professional liability losses. The Company has captured extensive professional liability loss data going back, in some cases, over twenty years, that is maintained and updated on an ongoing basis by our internal claims management personnel. Our database contains comprehensive incurred loss information for our existing operations as far back as fiscal 1997 (reflecting the initial timeframe in which we migrated to a consolidated professional liability program concurrent with the consummation of several significant acquisitions), and we also possess additional loss data that predates 1997 dates of occurrence for certain of our operations. Loss information reflects both paid and reserved losses incurred when we were covered by outside commercial insurance programs as well as paid and reserved losses incurred under our self-insurance program. Because of the comprehensive nature of the loss data and our comfort with the completeness and reliability of the loss data, this is the information that is used in the development of our actuarial loss estimates. We believe this database is one of the largest repositories of physician professional liability loss information available in our industry and provides us and our actuarial consultants with sufficient data to develop reasonable estimates of the ultimate losses under our self-insurance program. In addition to the estimated losses, as part of the actuarial process, we obtain revised payment pattern assumptions that are based upon our historical loss and related claims payment experience. Such payment patterns reflect estimated cash outflows for aggregate incurred losses by period based upon the occurrence date of the loss as well as the report date of the loss. Although variances have been observed in the actuarial estimate of ultimate losses by occurrence period between actuarial studies, the estimated payment patterns have shown much more limited variability. We use these payment patterns to develop our estimate of the discounted reserve amounts. The relative consistency of the payment pattern estimates provides us with a foundation in which to develop a reasonable estimate of the discount value of the professional liability reserves based upon the most current estimate of ultimate losses to be paid and the reasonable likelihood of the related cash flows over the payment period. As of December 31, 2011 and June 30, 2012, our estimated loss reserves were discounted at 1.9% and 0.7%, respectively, which was the current ten year U. S. Treasury rate at December 31, 2011 and the current weighted average Treasury rate, over a 10 year period at June 30, 2012, which reflects the risk free interest rate over the expected period of claims payments.

In establishing our initial reserves for a given loss period, management considers the results of the actuarial loss estimates for such periods as well as assumptions regarding loss retention levels and other program costs to be incurred. On a semi-annual basis, we will review our professional liability reserves considering not only the reserves and loss estimates associated with the current period but also the reserves established in prior periods based upon revised actuarial loss estimates. The actuarial estimation process employed utilizes a frequency severity simulation model to estimate the ultimate cost of claims for each loss period. The results of the simulation model are then validated by a comparison to the results from several different actuarial methods (paid loss development, incurred loss development, incurred Bornhuetter-Ferguson method, paid Bornhuetter-Ferguson method) for reasonableness. Each method contains assumptions regarding the underlying claims process. Actuarial loss estimates at various confidence levels capture the variability in the loss estimates for process risk but assume that the underlying model and assumptions are correct. Adjustments to professional liability loss reserves will be made as needed to reflect revised assumptions and emerging trends and data. Any adjustments to reserves are reflected in the current operations. Due to the size of our reserves for professional liability losses, even a small percentage adjustment to these estimates can have a material effect on the results of operations for the period in which the adjustment is made. Given the number of factors considered in establishing the reserves for professional liability losses, it is neither practical nor meaningful to isolate a particular assumption or parameter of the process and calculate the impact of changing that single item. The actuarial reports provide a variety of loss estimates based upon statistical confidence levels reflecting the inherent uncertainty of the medical professional liability claims environment in which we operate. Initial year loss estimates are generally recorded using the actuarial expected loss estimate, but aggregate professional liability loss reserves may be carried at amounts in excess of the expected loss estimates provided by the actuarial reports due to the relatively short time period in which the Company has provided for its losses on a self-insured basis and the expectation that we believe additional adjustments to prior year estimates may occur as our reporting history and loss portfolio matures. In addition, the Company is subject to the risk of claims in excess of insured limits as well as unlimited aggregate risk of loss in certain loss periods. As the Company’s self-insurance program continues to mature and additional stability is noted in the loss development trends in the initial years of the program, we expect to continue to review and evaluate the carried level of reserves and make adjustments as needed.

Based on the results of first semi-annual actuarial study completed in April 2012, we recorded an increase in prior year liability loss reserves of $5.2 million. $4.4 million of the increase in prior year loss reserves was related to a change in the calculation of the discount rate used by the Company for calculating its professional liability reserves. During the first quarter of 2012, the Company adopted a discount factor based upon the weighted average US Treasury rates over a 10 year period. Prior to this change, the Company used the 10 year Treasury rate as a discount factor. We believe the use of weighted average Treasury rates over a 10 year period is more closely aligned with actual claim payment patterns. The remaining $0.7 million of the prior year liability loss reserve change relates to unfavorable development on prior year loss estimates since the most recent actuarial analysis. Of the total reserve increase, approximately $6.7 million was associated with loss estimates established in prior years for the self-insurance program covering the loss occurrence periods from March 12, 2003 through December 31, 2010, partially offset by a $1.5 million decrease associated with the estimated losses in excess of the aggregate limit of coverage under the commercial insurance program that ended March 12, 2003.

The following reflects the current reserves for professional liability costs as of June 30, 2012 (in millions) as well as the sensitivity of the reserve estimates at a 75% and 90% confidence level:

As reported	$175.6
At 75% confidence level	$183.5
At 90% confidence level	$198.1

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Net revenue	100.0%	100.0%	100.0%	100.0%
Professional service expenses	76.6	77.6	76.3	77.6
Professional liability costs	3.5	3.3	3.6	4.0
General and administrative expenses	9.6	11.1	9.7	10.6
Other (income) expense	—	0.1	(0.1)	(0.1)
Depreciation	0.8	0.7	0.7	0.7
Amortization	0.8	1.4	0.9	1.4
Interest expense, net	0.6	0.8	0.7	0.8
Transaction costs	0.2	0.2	0.1	0.2
Loss on refinancing of debt	1.4	—	0.7	—

Earnings before income taxes	6.5	4.7	7.3	4.8
Provision for income taxes	2.5	1.9	2.9	1.9

Net earnings	3.9%	2.8%	4.4%	2.9%

Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

Net Revenue Before Provision for Uncollectibles. Net revenue before provision for uncollectibles in the three months ended June 30, 2012 increased $166.2 million, or 21.8%, to $930.2 million from $764.0 million in the three months ended June 30, 2011. The increase in net revenue before provision for uncollectibles resulted primarily from increases in fee-for-service revenue of $148.2 million, contract revenue of $16.5 million and other revenue of $1.5 million. In the three months ended June 30, 2012, fee-for-service revenue was 85.5% of net revenue before provision for uncollectibles compared to 84.7% in the same period of 2011, contract revenue was 13.6% of net revenue before provision before uncollectibles compared to 14.4% in the same period of 2011 and other revenue was 0.9% in both the 2012 and 2011 periods. The increase in fee-for-service revenue before provision for uncollectibles was primarily a result of a 14.9% increase in total fee-for-service visits and procedures and, to a lesser extent, an increase in estimated collections per visit and procedure. Estimated collections per visit increased due to annual increases in gross charges and managed care pricing improvements. The increase in contract revenue was due primarily to the impact of new and acquired contracts.

Provision for Uncollectibles. The provision for uncollectibles increased $87.2 million, or 25.9%, to $423.9 million in the three months ended June 30, 2012 from $336.7 million in the corresponding period in 2011. The provision for uncollectibles as a percentage of net revenue before provision for uncollectibles was 45.6% in the three months ended June 30, 2012 compared with 44.1% in the corresponding period of 2011. The provision for uncollectibles is primarily related to revenue generated under fee-for-service contracts that is not expected to be fully collected. The period over period increase in the provision for uncollectibles is due primarily to annual increases in gross fee schedules and increases in patient volumes and procedures. Changes in payer mix, particularly the level of self-pay fee-for-service visits, also have an impact on the provision for uncollectibles. For the three months ended June 30, 2012, self-pay fee-for-service visits were approximately 21.5% of the total fee-for-service visits compared to approximately 21.3% in the same period of 2011.

Net Revenue. Net revenue in the three months ended June 30, 2012 increased $79.1 million, or 18.5%, to $506.3 million from $427.2 million in the three months ended June 30, 2011. Acquisitions contributed 10.9%, same contracts contributed 4.6% and new contracts net of terminations, contributed 3.0% of the increase in quarter-over-quarter growth in net revenue.

Total same contract revenue, which consists of contracts under management in both periods, increased $19.8 million, or 5.0%, to $417.1 million in the three months ended June 30, 2012 compared to $397.3 million in the three months ended June 30, 2011. In the second quarter of 2012, same contract revenue benefited from an increase in fee-for-service volume of 3.6% which resulted in growth of 2.7%. Also contributing to the increase in same contract revenue growth between quarters were increases in estimated collections on fee-for-service visits in the amount of 1.9% which contributed approximately 1.5% of same contract growth between quarters. The increase in the estimated collections per visit was attributable to annual increases in gross charges and managed care pricing improvements, partially offset by decreases in average patient acuity levels and changes in payer mix between periods. Contract and other revenue contributed 0.8% to same contract revenue growth. Acquisitions contributed $46.6 million of growth between quarters and net new contract revenue increased $12.7 million between quarters. We typically gain new contracts by replacing competitors at hospitals that currently outsource such services, obtaining new contracts from facilities that do not currently outsource and responding to contracting opportunities within the military healthcare system. Factors influencing new contracting opportunities include the depth and breadth of our service offerings, our reputation and experience, our ability to recruit and retain qualified clinicians, and pricing considerations when a subsidy or contract payment is required. Contracts are typically terminated due to economic considerations, a change in hospital administration or ownership, dissatisfaction with our service offerings or, primarily relating to our military staffing arrangements, at the end of the contract term.

The components of net revenue include revenue from contracts that have been in effect for prior periods (same contracts) and from net, new and acquired contracts during the periods, as set forth in the table below:

	Three Months Ended June 30,
	2011	2012
	(in thousands)
Same contracts:
Fee-for-service revenue	$292,980	$309,523
Contract and other revenue	104,313	107,578

Total same contracts	397,293	417,101
New contracts, net of terminations:
Fee-for-service revenue	16,803	21,417
Contract and other revenue	11,918	19,974

Total new contracts, net of terminations	28,721	41,391
Acquired contracts:
Fee-for-service revenue	1,223	39,850
Contract and other revenue	—	7,957

Total acquired contracts	1,223	47,807
Consolidated:
Fee-for-service revenue	311,006	370,790
Contract and other revenue	116,231	135,509

Total net revenue	$427,237	$506,299

The following table reflects the visits and procedures included within fee-for-service revenues described in the table above:

	Three Months Ended June 30,
	2011	2012
	(in thousands)
Fee-for-service visits and procedures:
Same contract	2,122	2,199
New and acquired contracts, net of terminations	135	395

Total fee-for-service visits and procedures	2,257	2,594

Professional Service Expenses. Professional service expenses, which include physician and provider costs, billing and collection expenses, and other professional expenses, totaled $392.8 million in the three months ended June 30, 2012 compared to $327.1 million in the three months ended June 30, 2011, an increase of $65.7 million, or 20.1%. This increase between quarters included an increase of approximately $17.2 million associated with increases in the average rates paid per hour of provider service and number of provider hours staffed on a same contract basis. Increases in average rates paid reflect period over period wage and benefit increases associated with the provision of clinical services. Also contributing to the increase in expense was $66.6 million related to our acquisitions and growth. The increases on professional service costs were partially offset by reductions of $18.1 million due to contract terminations. Professional service expenses as a percentage of net revenue less provision for uncollectibles was 77.6% in the three months ended June 30, 2012 compared to 76.6% in the three months ended June 30, 2011.

Professional Liability Costs. Professional liability costs were $16.7 million in the three months ended June 30, 2012 compared to $15.1 million in the three months ended June 30, 2011, an increase of $1.5 million or 10.0%. The increase is primarily attributed to an increase in provider hours. Professional liability costs as a percentage of net revenue were 3.3% in the second quarter of 2012 compared to 3.5% in the second quarter of 2011.

General and Administrative Expenses. General and administrative expenses increased $15.6 million, or 38.1%, to $56.5 million for the three months ended June 30, 2012 from $40.9 million in the three months ended June 30, 2011. General and administrative expenses included contingent purchase compensation expense of $12.2 million for the three months ended June 30, 2012 and $2.5 million for the three months ended June 30, 2011. Excluding the contingent purchase compensation expense, general and administrative expense increased $5.8 million or 15.1%, to $44.3 million for the three months ended June 30, 2012 from $38.5 million in the three months ended June 30, 2011. The increase in general and administrative expenses was due primarily to inflationary growth in salaries as well as the impact of recent acquisitions, increases in performance-based incentive and equity-based compensation costs. Total general and administrative expenses as a percentage of net revenue were 11.1% in the second quarter of 2012 compared to 9.6% in the second quarter of 2011, but declined to 8.7% in the second quarter of 2012 compared to 9.0% in the second quarter of 2011 excluding contingent purchase compensation expense.

Other (Income) Expense, net. In the three months ended June 30, 2012, we recognized other expense of $0.3 million primarily related to the change in the fair value of assets related to our non-qualified deferred compensation plan compared to $0.1 million of other income for the same period in 2011.

Depreciation. Depreciation expense was $3.5 million in the three months ended June 30, 2012 compared to $3.3 million for the three months ended June 30, 2011.

Amortization. Amortization expense was $7.3 million in the three months ended June 30, 2012 compared to $3.6 million for the three months ended June 30, 2011. The increase of $3.7 million was a result of an increase in other intangibles recognized in connection with our acquisitions in 2012 and 2011.

Net Interest Expense. Net interest expense increased $1.5 million to $4.0 million in the three months ended June 30, 2012, compared to $2.5 million in the corresponding period in 2011, primarily due to an increased LIBOR spread on our new credit facility effective in June 2011 compared to the previous credit facility pricing and an increase in the revolver usage during the three months ended June 30, 2012, offset by a reduction in deferred financing costs.

Transaction Costs. Transaction costs were $1.3 million for the three months ended June 30, 2012 and $1.0 million for the three months ended June 30, 2011. These costs relate to advisory, legal, accounting and other fees incurred related to acquisition activity during the respective periods.

Loss on Refinancing of Debt. In 2011, we recognized a loss of $6.0 million in connection with the refinancing of the term loan facility of $402.7 million. The loss consists of the write-off of previously deferred financing costs as well as certain fees and expenses associated with the refinancing.

Earnings before Income Taxes. Earnings before income taxes in the three months ended June 30, 2012 were $23.9 million compared to $27.7 million in the three months ended June 30, 2011.

Provision for Income Taxes. The provision for income taxes was $9.8 million in the three months ended June 30, 2012 compared to $10.9 million in the three months ended June 30, 2011.

Net Earnings. Net earnings were $14.1 million in the three months ended June 30, 2012 compared to $16.8 million in the three months ended June 30, 2011.

Six months Ended June 30, 2012 Compared to the Six months Ended June 30, 2011

Net Revenue Before Provision for uncollectibles. Net revenue before provision for uncollectibles in the six months ended June 30, 2012 increased $287.5 million, or 19.4%, to $1.77 billion from $1.48 billion in the six months ended June 30, 2011. The increase in net revenue before provision for uncollectibles resulted primarily from increases in fee-for-service revenue of $256.0 million, contract revenue of $29.2 million and other revenue of $2.4 million. In the six months ended June 30, 2012, fee-for-service revenue was 85.1% of net revenue before provision for uncollectibles compared to 84.3% in the same period of 2011, contract revenue was 14.0% of net revenue before provision for uncollectibles compared to 14.7% in the same period of 2011 and other revenue was 0.9% in 2012 compared to 1.0% in the same period of 2011. The increase in fee-for-service revenue was primarily a result of a 13.5% increase in total fee-for-service visits and procedures and, to a lesser extent, an increase in estimated collections per visit and procedure. Estimated collections per visit increased due to annual increases in gross charges, managed care pricing improvements, increases in average patient acuity levels, and ongoing improvements in revenue cycle processes. The increase in contract revenue was due primarily to the impact of new and acquired contracts.

Provision for Uncollectibles. The provision for uncollectibles increased $142.3 million, or 22.1%, to $785.7 million in the six months ended June 30, 2012 from $643.4 million in the corresponding period in 2011. The provision for uncollectibles as a percentage of net revenue before provision for uncollectibles was 44.4% in the six months ended June 30, 2012 compared with 43.4% in the corresponding period of 2011. The provision for uncollectibles is primarily related to revenue generated under fee-for-service contracts that is not expected to be fully collected. The period over period increase in the provision for uncollectibles is due primarily to annual increases in gross fee schedules and increases in patient volumes and procedures. Changes in payer mix, particularly the level of self-pay fee-for-service visits, also have an impact on the provision for uncollectibles. For the six months ended June 30, 2012, self-pay fee-for-service visits were approximately 21.4% of the total fee-for-service visits compared to approximately 21.1% in the same period of 2011.

Net Revenue. Net revenue in the six months ended June 30, 2012 increased $145.2 million, or 17.3%, to $985.0 million from $839.7 million in the six months ended June 30, 2011. Acquisitions contributed 9.4%, new contracts net of terminations contributed 4.0%, and same contracts contributed 3.9% of the increase in period-over-period growth in net revenue.

Total same contract revenue, which consists of contracts under management in both periods, increased $32.5 million, or 4.3%, to $791.8 million in the six months ended June 30, 2012 compared to $759.3 million in the six months ended June 30, 2011. In the six months ended June 30, 2012, same contract revenue benefited from an increase in fee-for-service volume of 2.4% which resulted in revenue growth of 1.8%. Also contributing to the increase in same contract revenue growth between periods was a 2.9% increase in estimated collections on fee-for-service visits which contributed approximately 2.2% of same contract growth between periods. The increase in the estimated collections per visit was attributable to annual increases in gross charges, managed care pricing improvements, increases in average patient acuity levels and ongoing improvements in revenue cycle processes, partially offset by changes in payer mix between periods. Contract and other revenue contributed 0.3% to same contract growth between periods. Acquisitions contributed $78.9 million of growth between periods. Net new contract revenue increased $33.8 million between periods. We typically gain new contracts by replacing competitors at hospitals that currently outsource such services, obtaining new contracts from facilities that do not currently outsource and responding to contracting opportunities within the military healthcare system. Factors influencing new contracting opportunities include the depth and breadth of our service offerings, our reputation and experience, our ability to recruit and retain qualified clinicians, and pricing considerations when a subsidy or contract payment is required. Contracts are typically terminated due to economic considerations, a change in hospital administration or ownership, dissatisfaction with our service offerings or, primarily relating to our military staffing arrangements, at the end of the contract term.

The components of net revenue include revenue from contracts that have been in effect for prior periods (same contracts) and from net, new and acquired contracts during the periods, as set forth in the table below:

	Six months Ended June 30,
	2011	2012
	(in thousands)
Same contracts:
Fee-for-service revenue	$560,492	$590,969
Contract and other revenue	198,790	200,831

Total same contracts	759,282	791,800
New contracts, net of terminations:
Fee-for-service revenue	47,118	63,549
Contract and other revenue	32,108	49,518

Total new contracts, net of terminations	79,226	113,067
Acquired contracts:
Fee-for-service revenue	1,223	66,708
Contract and other revenue	—	13,386

Total acquired contracts	1,223	80,094
Consolidated:
Fee-for-service revenue	608,833	721,226
Contract and other revenue	230,898	263,735

Total net revenue	$839,731	$984,961

The following table reflects the visits and procedures included within fee-for-service revenues described in the table above:

	Six months Ended June 30,
	2011	2012
	(in thousands)
Fee-for-service visits and procedures:
Same contract	4,064	4,163
New and acquired contracts, net of terminations	376	877

Total fee-for-service visits and procedures	4,440	5,040

Professional Service Expenses. Professional service expenses, which include physician and provider costs, billing and collection expenses, and other professional expenses, totaled $764.4 million in the six months ended June 30, 2012 compared to $640.7 million in the six months ended June 30, 2011, an increase of $123.7 million, or 19.3%. This increase between periods included an increase of approximately $31.9 million associated with increases in the average rates paid per hour of provider service and number of provider hours staffed on a same contract basis. Increases in average rates paid reflect period over period wage and benefit increases associated with the provision of clinical services. Also contributing to the increase in expense was $97.7 million related to our acquisitions and net growth. Professional service expenses as a percentage of net revenue were 77.6% in the six months ended June 30, 2012 compared to 76.3% in the six months ended June 30, 2011.

Professional Liability Costs. Professional liability costs were $39.0 million in the six months ended June 30, 2012 compared to $29.9 million in the six months ended June 30, 2011, an increase of $9.1 million, or 30.4%. Professional liability costs for the six months ended June 30, 2012 included an increase in prior year liability loss reserves of $5.2 million. Excluding the prior year reserve adjustment in the six months ended June 30, 2012, professional liability costs increased $3.9 million, or 13.1%, between periods. The increase was primarily attributable to an increase in provider hours. Excluding the prior year revenue adjustment in the six months ended June 30, 2012, professional liability costs as a percentage of net revenue were 3.4% in the six months ended June 30, 2012 and 3.6% in the six months ended June 30, 2011.

General and Administrative Expenses. General and administrative expenses increased $23.2 million, or 28.4%, to $104.9 million for the six months ended June 30, 2012 from $81.7 million in six months ended June 30, 2011. General and administrative expenses included contingent purchase compensation expense of $18.6 million in the six months ended June 30, 2012 and $5.1 million in the six months ended June 30, 2011. Excluding the contingent purchase compensation expense, general and administrative expenses increased $9.7 million, or 12.6%, to $86.3 million for the six months ended June 30, 2012 from $76.6 million in the six months ended June 30, 2011. The increase in general and administrative expense was due primarily to increases in salary and benefit costs, the impact of recent acquisitions and increases in equity-based compensation costs. Total general and administrative expenses as a percentage of net revenue were 10.6% in the six months ended June 30, 2012 compared to 9.7% in the same period of 2011 and declined to 8.8% in the six months ended June 30, 2012 compared to 9.1% in the same period of 2011 excluding contingent purchase compensation expense.

Other Income, net. In the six months ended June 30, 2012, we recognized other income of $1.2 million primarily related to the change in the fair value of assets related to our non-qualified deferred compensation plan compared to $0.7 million for the same period in 2011.

Depreciation. Depreciation expense was $6.7 million in the six months ended June 30, 2012 compared to $6.3 million for the six months ended June 30, 2011. The increase of $0.3 million was primarily due to growth in capital expenditures.

Amortization. Amortization expense was $13.4 million in the six months ended June 30, 2012 compared to $7.3 million for the six months ended June 30, 2011. The increase of $6.2 million was a result of an increase in other intangibles recognized in connection with our acquisitions in 2012 and 2011.

Net Interest Expense. Net interest expense increased $1.7 million to $7.5 million in the six months ended June 30, 2012, compared to $5.8 million in the corresponding period in 2011, primarily due to an increased LIBOR spread on our new credit facility effective in June 2011 compared to the previous credit facility pricing and an increase in the revolver usage during 2012, offset by a reduction in interest rate hedging and deferred financing costs.

Transaction Costs. Transaction costs were $2.5 million for the six months ended June 30, 2012 and $1.2 million for the six months ended June 30, 2011. These costs relate to advisory, legal, accounting and other fees incurred related to acquisition activity during the respective periods.

Loss on Refinancing of Debt. In 2011, we recognized a loss of $6.0 million in connection with the refinancing of the term loan facility of $402.7 million. The loss consists of the write-off of previously deferred financing costs as well as certain fees and expenses associated with the refinancing.

Earnings before Income Taxes. Earnings before income taxes in the six months ended June 30, 2012 were $47.8 million compared to $61.5 million in the six months ended June 30, 2011.

Provision for Income Taxes. The provision for income taxes was $19.2 million in the six months ended June 30, 2012 compared to $24.5 million in the corresponding period in 2011.

Net Earnings. Net earnings were $28.5 million in the six months ended June 30, 2012 compared to $37.0 million in the six months ended June 30, 2011.

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

Cash flow provided by operations for the six months ended June 30, 2012 was $30.7 million compared to $24.2 million in the same period in 2011. Included in operating cash flow were contingent purchase price payments of $2.0 million in the six months ended June 30, 2012 and $7.2 million in the six months ended June 30, 2011. Excluding the impact of contingent purchase price payments, the operating cash flow increased $1.3 million period over period principally due to an increase in non-cash charges, and a reduced level of accounts receivable funding offset by an increase in the funding of working capital liabilities and tax and interest payments. During the six months ended June 30, 2011 and 2012, total net cash used for acquisitions, including contingent payments reported in operating cash flow, was $120.9 million and $7.5 million, respectively. Cash used in investing activities in the six months ended June 30, 2012 was $132.6 million compared to $4.4 million in the same period of 2011. The $128.2 million increase in cash used in investing activities was principally due to our acquisitions and an increase in capital expenditures between periods. Cash provided from financing activities in the six months ended June 30, 2012 was $105.6 million compared to a use of cash of $1.2 million in the six months ended June 30, 2011. The change in cash associated with financing activities was primarily due to increased revolver borrowings associated with our acquisitions.

We spent $9.6 million in the first six months of 2012 and $4.1 million in the first six months of 2011 for capital expenditures. These expenditures were primarily for billing and information technology investments and related development projects along with projects in support of operational initiatives.

On June 29, 2011, we completed the financing of new senior credit facilities, consisting of a $175.0 million Five-Year Revolving Credit Facility, a $150.0 million Five-Year Term A Loan Facility and a $250.0 million Seven-Year Term B Loan Facility, with a syndicate of financial institutions. We used borrowings under the new credit facilities and existing cash to repay the outstanding balance of $402.7 million under the term loan as well as $7.8 million of fees and expenses associated with the refinancing. In December 2011, under the provisions of the accordion feature of our new senior credit agreement, we increased the amount of our revolving credit facility to $225.0 million. The terms of the revolving credit facility, including pricing and maturity, did not change. See Note 9 of the notes to the consolidated financial statements.

As of June 30, 2012, we had $518.4 million in aggregate indebtedness consisting of our term loans and borrowings under our senior secured revolving credit facility with an additional $96.6 million of borrowing capacity available under our senior secured revolving credit facility (without giving effect to $6.0 million of undrawn letters of credit). Under our new senior credit facility, outstanding Term A loan borrowings mature on June 29, 2016 and Term B loan borrowings mature on June 29, 2018.

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

At June 30, 2012, we were in compliance with all covenants under the new senior credit facility agreement. The new senior credit facility is secured by substantially all of our and our U.S. subsidiaries’ assets.

Subject to any contractual restrictions, the Company and its subsidiaries, affiliates or significant shareholders (including The Blackstone Group L.P. and its affiliates) may from time to time, in their sole discretion, purchase, repay, redeem or retire any of the Company’s outstanding equity securities in privately negotiated or open market transactions, by tender offer or otherwise.

As of June 30, 2012, we had total cash and cash equivalents of approximately $13.6 million. There are no known liquidity restrictions or impairments on our cash and cash equivalents as of June 30, 2012. Our ongoing cash needs for the six months ended June 30, 2012 were met from internally generated operating sources and our revolving credit facility. As of June 30, 2012, there was $128.4 million outstanding under the revolving credit facility.

We have historically been an acquirer of other physician staffing businesses and related interests. For the six months ended June 30, 2011, total net cash used in acquisitions was $120.9 million, which consisted of $2.0 million of contingent payments on prior year acquisitions reported as operating cash flow. As of June 30, 2012, we estimate future contingent payment obligations to be approximately $77.9 million for acquisitions made prior to June 30, 2012, which we expect to fund over a period of two years. $29.8 million is recorded as a liability on our balance sheet as of June 30, 2012, while the remaining estimated liability of $48.0 million will be recorded as contingent purchase compensation expense over the remaining performance period. See Note 4 of notes to the consolidated financial statements.

We are in discussions with certain physician staffing businesses regarding potential acquisition opportunities. If we consummate these potential acquisitions, we would expect to fund such acquisitions using our existing cash, through borrowings under our revolving credit facility, or through the issuance of additional debt or equity.

Effective March 12, 2003, we began providing for professional liability risks in part through a captive insurance company. Prior to such date, we insured such risks principally through the commercial insurance market. The change in the professional liability insurance program initially resulted in increased cash flow due to the retention of cash formerly paid out in the form of insurance premiums to a commercial insurance company coupled with a long period (typically 2-4 years or longer on average) before cash payout of such losses occurs. A portion of such cash retained is retained within our captive insurance company and therefore is not immediately available for general corporate purposes. As of June 30, 2012, the current value of cash or cash equivalents and related investments held within the captive insurance subsidiary totaled approximately $96.7 million. Investments of the captive insurance subsidiary are carried at fair market value and as of June 30, 2012 reflected $5.1 million of net unrealized gains. See Note 6 of the accompanying consolidated financial statements for a discussion of the investments held by our captive insurance subsidiary.

Effective June 1, 2012, we renewed our fronting carrier program with a commercial insurance carrier through May 31, 2013. In connection with this renewal, we have paid cash premiums of approximately $9.3 million to the commercial insurance carrier. For the six months ended June 30, 2012, we funded approximately $17.5 million of premiums to our captive insurance subsidiary. For the six months ended June 30, 2012, we did not fund any amount to a commercial insurance provider in order to meet our obligation for incurred costs in excess of the aggregate limits of coverage in place on the commercial insurance policy that ended March 11, 2003. We will fund additional payments which will be based upon the level of incurred losses relative to the aggregate limit of the coverage at that time as additional claims are processed.

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

The following table sets forth a reconciliation of net earnings to Adjusted EBITDA.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
	(in thousands)
Net earnings	$16,848	$14,116	$36,968	$28,540
Interest expense, net	2,513	3,974	5,790	7,531
Provision for income taxes	10,888	9,806	24,546	19,223
Depreciation	3,264	3,531	6,315	6,650
Amortization	3,638	7,332	7,276	13,449
Other (income) expenses(a)	(113)	283	(660)	(1,174)
Contingent purchase compensation expense(b)	2,454	12,242	5,071	18,585
Loss on refinancing of debt(c)	6,022	—	6,022	—
Transaction costs(d)	1,041	1,277	1,195	2,505
Employee equity-based compensation expense(e)	782	1,738	1,388	2,861
Insurance subsidiary interest income	567	548	1,165	1,112
Professional liability loss reserve adjustments associated with prior years	—	—	—	5,165
Severance and other charges	135	223	927	1,294

Adjusted EBITDA	$48,039	$55,070	$96,003	$105,741

(a)	Reflects gain or loss on sale of assets, realized gains on investments, and changes in fair value of investments associated with the Company’s non-qualified retirement plan.
(b)	Reflects contingent purchase compensation expense associated with earnout arrangements on acquisition transactions.
(c)	Reflects the write-off of deferred financing costs of $1,654 from the previous term loan, as well as certain fees and expenses associated with the debt refinancing.
(d)	Reflects expenses associated with acquisition transaction fees.
(e)	Reflects costs related to options and restricted shares granted under the Team Health Holdings, Inc. 2009 Stock Incentive Plan

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

At June 30, 2012, the fair value of the Company’s total debt, which had a carrying value of $518.4 million, was approximately $499.1 million. The Company had $518.4 million of variable debt outstanding at June 30, 2012, with $247.5 million subject to a 1.0% LIBOR floor. If the market interest rates for the Company’s variable rate borrowings had averaged 1% more subsequent to December 31, 2011, the Company’s interest expense would have increased, and earnings before income taxes would have decreased, by approximately $1.7 million for the six months ended June 30, 2012. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management could take actions in an attempt to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company’s financial structure.

Item 4.	Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired objectives. As of June 30, 2012, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2012, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting: There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the six months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Members of the Company’s board of directors and certain employees, including senior executives and others who regularly have access to material non-public information, may from time to time enter into trading plans (“Rule 10b5-1plans”) designed to comply with the Company’s Securities Trading Policy and the requirements of Rule 10b5-1 promulgated by the Securities and Exchange Commission under Section 10(b) of the Securities Exchange Act of 1934, as amended.

As of the date of this report, Greg Roth, our Chief Executive Officer, David Jones, our Executive Vice President and Chief Financial Officer, and Heidi Allen, our Senior Vice President, General Counsel had entered into Rule 10b5-1 plans that remain in effect. Mr. Roth’s Rule 10b5-1 plan extends through June 15, 2014, Mr. Jones’ Rule 10b5-1 plan extends through December 23, 2012, and Ms. Allen’s Rule 10b5-1 plan extends through January 6, 2013.

The Company does not undertake any obligation to report Rule 10b5-1 plans that may be adopted by any officers or directors of the Company in the future, or to report any modifications or termination of any publicly announced plan or to report any plan adopted by an employee who is not an executive officer.

Item 6.	Exhibits

3.1	Certificate of Incorporation of Team Health Holdings, Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed on December 18, 2009: File No. 001-34583)

3.2	By-laws of Team Health Holdings, Inc. (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K, filed on December 18, 2009: File No. 001-34583)

31.1	Certification by Greg Roth for Team Health Holdings, Inc. dated July 31, 2012 as required by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification by David Jones for Team Health Holdings, Inc. dated July 31, 2012 as required by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Certification by Greg Roth for Team Health Holdings, Inc. dated July 31, 2012 as required by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.2	Certification by David Jones for Team Health Holdings, Inc. dated July 31, 2012 as required by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, (ii) Consolidated Statement of Operations for the three months and six months ended June 30, 2012 and 2011, (iii) Consolidated Statement of Cash Flows for the six months ended June 30, 2012 and 2011, and (iv) Notes to Consolidated Financial Statements.†

†	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

TEAM HEALTH HOLDINGS, INC.

July 31, 2012	/S/ GREG ROTH
Greg Roth Chief Executive Officer

July 31, 2012	/S/ DAVID P. JONES
David P. Jones Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

3.1	Certificate of Incorporation of Team Health Holdings, Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed on December 18, 2009: File No. 001-34583)

3.2	By-laws of Team Health Holdings, Inc. (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K, filed on December 18, 2009: File No. 001-34583)

31.1	Certification by Greg Roth for Team Health Holdings, Inc. dated July 31, 2012 as required by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification by David Jones for Team Health Holdings, Inc. dated July 31, 2012 as required by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Certification by Greg Roth for Team Health Holdings, Inc. dated July 31, 2012 as required by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.2	Certification by David Jones for Team Health Holdings, Inc. dated July 31, 2012 as required by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, (ii) Consolidated Statement of Operations for the three months and six months ended June 30, 2012 and 2011, (iii) Consolidated Statement of Cash Flows for the three months and six months ended June 30, 2012 and 2011, and (iv) Notes to Consolidated Financial Statements.†

†	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.