Form 10-Q
period 2012-09-30
TEAM HEALTH HOLDINGS INC.
filed 2012-10-31
CIK 1082754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 26, 2012, there were outstanding 67,376,624 shares of common stock of Team Health Holdings, Inc., with a par value of $0.01.

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

TEAM HEALTH HOLDINGS, INC.
QUARTERLY REPORT FOR THE THREE AND NINE MONTHS
ENDED SEPTEMBER 30, 2012

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements
TEAM HEALTH HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2011	September 30, 2012
	(Unaudited) (In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$9,855	$7,071
Accounts receivable, less allowance for uncollectibles of $265,293 and $342,833 in 2011 and 2012, respectively	307,874	370,299
Prepaid expenses and other current assets	24,021	33,399
Receivables under insured programs	14,129	27,177
Income tax receivable	1,438	—
Total current assets	357,317	437,946
Investments of insurance subsidiary	94,300	66,325
Property and equipment, net	34,674	46,449
Other intangibles, net	101,910	134,294
Goodwill	232,215	322,742
Deferred income taxes	36,188	42,829
Receivables under insured programs	31,581	54,024
Other	40,082	43,799
	$928,267	$1,148,408
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,356	$20,987
Accrued compensation and physician payable	153,674	163,502
Other accrued liabilities	109,649	102,224
Income tax payable	—	3,281
Current maturities of long-term debt	35,000	133,938
Deferred income taxes	38,068	47,938
Total current liabilities	358,747	471,870
Long-term debt, less current maturities	385,000	376,562
Other non-current liabilities	167,120	208,786
Shareholders’ equity:
Common stock, ($0.01 par value; 100,000 shares authorized, 65,589 and 67,145 shares issued and outstanding at December 31, 2011 and September 30, 2012, respectively)	656	671
Additional paid-in capital	541,216	567,414
Accumulated deficit	(527,774)	(478,779)
Accumulated other comprehensive income	3,302	1,884
Shareholders’ equity	17,400	91,190
	$928,267	$1,148,408
See accompanying notes to consolidated financial statements.

TEAM HEALTH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Three Months Ended September 30,
	2011	2012
	(Unaudited) (In thousands, except per share data)
Net revenue before provision for uncollectibles	$811,927	$984,843
Provision for uncollectibles	368,364	445,621
Net revenue	443,563	539,222
Cost of services rendered (exclusive of depreciation and amortization shown separately below)
Professional service expenses	345,037	418,243
Professional liability costs	19,635	18,074
General and administrative expenses (includes contingent purchase compensation expense of $2,730 and $7,558 in 2011 and 2012, respectively)	40,210	55,170
Other expense (income)	1,878	(3,303)
Depreciation	2,850	3,962
Amortization	4,363	8,058
Interest expense, net	3,410	4,151
Transaction costs	1,458	1,287
Earnings before income taxes	24,722	33,580
Provision for income taxes	9,472	13,127
Net earnings	$15,250	$20,453
Net earnings per share
Basic	$0.23	$0.31
Diluted	$0.23	$0.30
Weighted average shares outstanding
Basic	65,302	66,712
Diluted	66,791	68,746
Other comprehensive income, net of tax:
Net change in fair value of investments, net of tax of $510 and $(781) for 2011 and 2012, respectively	949	(1,452)
Total comprehensive earnings	$16,199	$19,001
See accompanying notes to consolidated financial statements.

TEAM HEALTH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Nine Months Ended September 30,
	2011	2012
	(Unaudited) (In thousands, except per share data)
Net revenue before provision for uncollectibles	$2,295,043	$2,755,486
Provision for uncollectibles	1,011,750	1,231,303
Net revenue	1,283,293	1,524,183
Cost of services rendered (exclusive of depreciation and amortization shown separately below)
Professional service expenses	985,770	1,182,648
Professional liability costs	49,518	57,042
General and administrative expenses (includes contingent purchase compensation expense of $7,800 and $26,143 in 2011 and 2012, respectively)	121,871	160,034
Other expense (income)	1,218	(4,476)
Depreciation	9,164	10,611
Amortization	11,639	21,507
Interest expense, net	9,200	11,682
Transaction costs	2,653	3,792
Loss on refinancing of debt	6,022	—
Earnings before income taxes	86,238	81,343
Provision for income taxes	34,018	32,350
Net earnings	$52,220	$48,993
Net earnings per share
Basic	$0.80	$0.74
Diluted	$0.79	$0.72
Weighted average shares outstanding
Basic	64,912	66,037
Diluted	66,404	67,943
Other comprehensive income, net of tax:
Net change in fair value of investments, net of tax of $823 and $(763) for 2011 and 2012, respectively	1,529	(1,418)
Net change in fair value of swaps, net of tax of $359 for 2011	562	—
Total comprehensive earnings	$54,311	$47,575
See accompanying notes to consolidated financial statements.

TEAM HEALTH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2011	2012
	(Unaudited) (In thousands)
Operating Activities
Net earnings	$52,220	$48,993
Adjustments to reconcile net earnings:
Depreciation	9,164	10,611
Amortization	11,639	21,507
Amortization of deferred financing costs	1,114	596
Employee equity-based compensation expense	2,706	4,822
Provision for uncollectibles	1,011,750	1,231,303
Deferred income taxes	7,876	3,992
Loss on refinancing of debt	1,654	—
Loss (gain) on sale of equipment	252	(61)
Equity in joint venture income	(2,231)	(2,201)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,055,228)	(1,278,193)
Prepaids and other assets	(401)	(5,951)
Income tax accounts	(64)	(2,161)
Accounts payable	(3,328)	(3,275)
Accrued compensation and physician payable	8,920	8,853
Contingent purchase compensation expense liability	3,873	8,773
Other accrued liabilities	(4,214)	(15,114)
Professional liability reserves	9,442	(8,890)
Net cash provided by operating activities	55,144	23,604
Investing Activities
Purchases of property and equipment	(6,052)	(15,695)
Sale of property and equipment	90	171
Cash paid for acquisitions, net	(125,828)	(146,529)
Purchases of investments by insurance subsidiary	(61,718)	(138,913)
Proceeds from investments by insurance subsidiary	59,308	164,707
Other investing activities	—	(2,000)
Net cash used in investing activities	(134,200)	(138,259)
Financing Activities
Payments on notes payable	(406,250)	(7,500)
Proceeds from notes payable	400,000	—
Proceeds from revolving credit facility	114,500	683,600
Payments on revolving credit facility	(55,000)	(585,600)
Proceeds from the issuance of common stock under stock purchase plans	872	1,054
Proceeds from exercise of stock options	11,885	20,635
Tax benefit from exercise of stock options	—	807
Stock issuance costs	(491)	(1,106)
Payments of financing costs	(7,783)	(19)
Net cash provided by financing activities	57,733	111,871
Decrease in cash and cash equivalents	(21,323)	(2,784)
Cash and cash equivalents, beginning of period	30,337	9,855
Cash and cash equivalents, end of period	$9,014	$7,071
Interest paid	$10,634	$12,842
Taxes paid	$25,910	$30,552
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
Note 2. Secondary Offerings
On July 5, 2012 a secondary offering of the Company's common stock by the Company’s principal shareholder, Ensemble Parent LLC, an investment fund affiliated with The Blackstone Group L. P. (Ensemble), and certain officers and directors was consummated. An aggregate of 9,200,000 was sold in this secondary offering.
On September 17, 2012 an additional secondary offering of 8,000,000 shares of the Company's common stock by Ensemble was consummated. The Company did not receive any proceeds from the sale of shares in either of the offerings.
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
In September 2011, the FASB issued ASU 2011-8, “Intangibles—Goodwill and Other (Topic 350), Testing Goodwill for Impairment.” This update provides companies with the option to perform a qualitative assessment to determine whether it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. If, after assessing updated qualitative factors, a company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not have to perform the current two-step goodwill impairment test. The provisions of this update are effective for interim and annual impairment tests performed for fiscal years beginning after December 15, 2011. The Company is evaluating whether to elect to use this new qualitative approach to its annual impairment testing.

During the first quarter of 2012, the Company adopted the provisions of Accounting Standards Update No. 2011-7, Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities (“ASU 2011-7”). ASU 2011-7 requires certain healthcare organizations to present their bad debt provision related to patient services revenue separately as contra-revenue on the face of the statement of operations. In addition, ASU 2011-7 requires the following disclosures:

1)	A company’s policy for considering collectability in the timing and amount of revenue and bad debt recognized;

2)	The amount of revenue before provision for uncollectibles (i.e., less contractual discounts) recognized by major payor source;

3)	Quantitative and qualitative information about changes in the bad debt allowance, including judgments made and changes in estimates.

All periods presented in these consolidated financial statements and notes to consolidated financial statements are presented in accordance with ASU 2011-7. See Note 7 for the required disclosures.
In June 2011, the FASB issued ASU 2011-5, “Presentation of Comprehensive Income.” This update requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. These changes became effective for the Company in the first quarter of 2012 and are reflected in the consolidated statement of comprehensive earnings.
In May 2011, the FASB issued ASU No. 2011-4, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” (“ASU 2011-4”). This guidance contains certain updates to the fair value measurement guidance as well as enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for “Level 3” measurements, including enhanced disclosure for: (1)the valuation processes used by the reporting entity; and (2)the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any. The provisions of this update are effective for interim and annual periods beginning on or after December 15, 2011, with early adoption prohibited. The Company’s adoption of this standard did not have a significant impact on the Company’s fair value measurements, financial condition, results of operations or cash flows.
Note 4. Acquisitions and Contingent Purchase Obligations
Acquisitions
During the year ended December 31, 2011, the Company acquired the operations of four businesses for total net cash proceeds of $125.8 million. In April 2011, the Company completed the acquisition of certain assets of a medical staffing group that provides emergency department staffing services to a hospital located in Alabama. In September 2011, the Company completed the acquisitions of certain assets and related business operations of an anesthesia staffing business located in Colorado, an emergency medical staffing business located in Illinois and a medical staffing group located in Tennessee. These acquisitions have broadened the Company’s presence within these lines of business. The purchase price for these acquisitions was allocated in accordance with the provisions of ASC Topic 805, “Business Combinations” (ASC 805), based on management’s estimates, to net assets acquired, including goodwill of approximately $57.8 million (all of which is tax deductible goodwill), other intangible assets consisting primarily of physician and hospital agreements of approximately $58.8 million and assumed working capital assets and liabilities consisting primarily of accounts receivable of approximately $15.1 million. In addition, the agreements have a contingent consideration provision pursuant to which, if certain financial targets are achieved within a defined performance period, then future cash payments currently estimated to be approximately $35.8 million could be made at the conclusion of the respective performance periods.
In March 2012, the Company made an investment in a variable interest entity that is a provider of hospital-based telemedicine consultations. The Company has determined that it is not the primary beneficiary of the entity, as it does not have the power to direct the activities that most significantly impact economic performance of the entity nor the responsibility to absorb a majority of the expected losses and therefore, the entity is not consolidated and the investment is accounted for under the cost method. The determination of whether the Company is the primary beneficiary was performed at the time of our initial investment and is performed at the date of each subsequent reporting period. As of September 30, 2012, the carrying amount and maximum exposure to loss of this investment was $2.0 million and is reported as other long-term investments in the accompanying consolidated balance sheets.
During the nine months ended September 30, 2012, the Company acquired four businesses for total net cash proceeds of $146.5 million. In April 2012, the Company completed the acquisition of an anesthesia group in New Jersey. In May 2012, the Company completed the acquisition of a physician management and staffing business that provides emergency medicine, hospital medicine, and urgent care in New York, Pennsylvania, Ohio and Texas. On July 1, 2012, the Company completed the acquisition of certain assets of a medical staffing group that provides emergency department staffing services to a hospital located in Virginia. On August 10, 2012, the Company completed the acquisition of a contract physician staffing and management business that provides specialty hospitalist staffing and program management services, including OB-GYN, general surgery, orthopedic and anesthesia services, to hospitals and healthcare systems throughout the United States. The purchase price for these acquisitions was allocated in accordance with ASC 805, based on management’s estimates, to net assets acquired, including goodwill of approximately $90.5 million (of which $77.5 million) is tax deductible goodwill, other intangibles consisting primarily of physician and hospital agreements of approximately $53.9 million and assumed net liabilities of approximately $1.4 million, including $0.5 million related to a contingent purchase liability recognized at the acquisition date. In addition, certain agreements have a contingent consideration provision pursuant to which, if certain financial or other targets are achieved within a defined performance period, then future cash payments currently estimated to be approximately $40.7 million could be made at the conclusion of the respective performance periods. These acquisitions have expanded the Company’s presence in emergency medicine, anesthesia, and urgent care as well as provide an entrance into the inpatient specialty care market.

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
As of September 30, 2012, the Company estimates it may have to pay $58.9 million in future contingent payments for acquisitions made prior to September 30, 2012 based upon the current projected performance of the acquired operations of which $22.0 million is recorded as a liability in other liabilities and other non-current liabilities on the Company’s balance sheet. The remaining estimated liability of $36.8 million will be recorded as contingent purchase compensation expense over the remaining performance periods. The current estimate of future contingent payments could increase or decrease depending upon the actual performance of the acquisition over the respective performance periods. These payments will be made should the acquired operations achieve the financial targets or certain contract terms as agreed to in the respective acquisition agreements, including the requirements for continuing employment.

The changes to the Company’s accumulated contingent liability are as follows (in thousands):

Contingent purchase liability at December 31, 2011	$13,249
Payments	(17,895)
Contingent purchase compensation expense recognized	26,143
Contingent purchase liability recognized at acquisition date	525
Contingent purchase liability at September 30, 2012	$22,022
Estimated unrecognized contingent purchase compensation expense as of September 30, 2012 is as follows (in thousands):

For the remainder of the year ended December 31, 2012	$8,063
For the year ended December 31, 2013	24,245
For the year ended December 31, 2014	4,536
$36,844
In the nine months ended September 30, 2011 and 2012, the Company recognized transaction costs of $2.7 million and $3.8 million, respectively, which related to external costs associated with due diligence and acquisition activity.
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

The following table provides information on those assets and liabilities the Company currently measures at fair value on a recurring basis as of December 31, 2011 and September 30, 2012 (in thousands):

	Carrying Amount in Consolidated Balance Sheet December 31, 2011	Fair Value December 31, 2011	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3
Investments of insurance subsidiary:
Money market funds	$7,361	$7,361	$7,361	$—	$—
U. S. Treasury securities	15,931	15,931	—	15,931	—
Municipal bonds	57,194	57,194	—	57,194	—
Agency notes	13,814	13,814	—	13,814	—
Total investments of insurance subsidiary	$94,300	$94,300	$7,361	$86,939	$—
Supplemental employee retirement plan investments:
Mutual funds	$14,596	$14,596	$—	$14,596	$—

	Carrying Amount in Consolidated Balance Sheet September 30, 2012	Fair Value September 30, 2012	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3
Investments of insurance subsidiary:
Money market funds	$13,592	$13,592	$13,592	$—	$—
U. S. Treasury securities	1,015	1,015	—	1,015	—
Municipal bonds	49,889	49,889	—	49,889	—
Agency notes	1,829	1,829	—	1,829	—
Total investments of insurance subsidiary	$66,325	$66,325	$13,592	$52,733	$—
Supplemental employee retirement plan investments:
Mutual funds	$18,932	$18,932	$—	$18,932	$—
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
As of December 31, 2011 and September 30, 2012, the fair value of these investments reflected net unrealized gains of $5.1 million and $2.9 million, respectively.

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
At September 30, 2012, the estimated fair value of the Company’s outstanding debt was $501.4 million based on market prices on less active markets (Level 2) compared to a carrying value of $510.5 million.
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
At December 31, 2011 and September 30, 2012, amortized cost basis and aggregate fair value of the Company’s available-for-sale securities by investment type were as follows (in thousands):

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2011
Money market funds	$7,361	$—	$—	$7,361
U. S. Treasury securities	15,046	885	—	15,931
Municipal bonds	53,202	4,013	(21)	57,194
Agency notes	13,613	202	(1)	13,814
	$89,222	$5,100	$(22)	$94,300
September 30, 2012
Money market funds	$13,592	$—	$—	$13,592
U. S. Treasury securities	1,007	8	—	1,015
Municipal bonds	47,006	2,884	(1)	49,889
Agency notes	1,823	6	—	1,829
	$63,428	$2,898	$(1)	$66,325

At December 31, 2011 and September 30, 2012, the amortized cost basis and aggregate fair value of the Company’s available-for-sale securities by contractual maturities were as follows (in thousands):

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2011
Due in less than one year	$16,106	$61	$—	$16,167
Due after one year through five years	44,297	2,469	(6)	46,760
Due after five years through ten years	28,819	2,570	(16)	31,373
Total	$89,222	$5,100	$(22)	$94,300
September 30, 2012
Due in less than one year	$19,554	$50	$—	$19,604
Due after one year through five years	30,341	1,903	(1)	32,243
Due after five years through ten years	13,533	945	—	14,478
Total	$63,428	$2,898	$(1)	$66,325
A summary of the Company’s temporarily impaired available-for-sale investment securities as of September 30, 2012 follows (in thousands):

	Impaired Less Than 12 Months		Impaired Over 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2012
Money market funds	$—	$—	$—	$—	$—	$—
U. S. Treasury securities	—	—	—	—	—	—
Municipal bonds	1,239	(1)	169	—	1,408	(1)
Agency notes	—	—	—	—	—	—
Total investment	$1,239	$(1)	$169	$—	$1,408	$(1)

The unrealized losses resulted from changes in market interest rates, not from changes in the probability of contractual cash flows. Because the Company has the ability and intent to hold the investments until a recovery of carrying value and full collection of the amounts due according to the contractual terms of the investments is expected, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2012.
During the nine months ended September 30, 2012, the Company recorded a gain of $2.6 million on the sale of investments primarily as a result of the liquidation of investments in connection with a professional liability loss portfolio transaction by the Company's insurance subsidiary. Specific identification was the basis for determining the cost of these securities. See Note 10 for more information related to the Company's loss portfolio transaction.
As of September 30, 2012, the investments related to the participant directed supplemental employee retirement plan totaled $18.9 million and are included in other assets in the accompanying consolidated balance sheet. The trading gains and losses on those investments for the nine months ended on September 30, 2012 that were still held by the Company as of September 30, 2012 are as follows (in thousands):

Net gains and losses recognized during the nine months ended September 30, 2012 on trading securities	$810
Less: net gains and losses recognized during the period on trading securities sold during the nine months ended September 30, 2012	36
Unrealized gains and losses recognized on trading securities still held at September 30, 2012	$774

Note 7. Net Revenue
Net revenue consists of fee-for-service revenue, contract revenue and other revenue. The Company’s net revenue is principally derived from the provision of healthcare staffing services to patients within healthcare facilities and is recorded in the period the services are rendered. Under the fee-for-service arrangements, the Company bills patients for services provided and receives payment from patients or their third-party payers. Fee-for-service revenue reflects gross fee-for-service charges less contractual allowances and policy discounts, where applicable. Contractual adjustments represent the Company’s estimate of discounts and other adjustments to be recognized from gross fee-for-service charges under contractual payment arrangements, primarily with commercial, managed care and governmental payment plans such as Medicare and Medicaid when the Company’s providers participate in such plans. Contractual adjustments are not reflected in self-pay fee-for-service revenue. Contract revenue represents revenue generated under contracts in which the Company provides physician and other healthcare staffing and administrative services in return for a contractually negotiated fee. Contract revenue consists primarily of billings based on hours of healthcare staffing provided at agreed-to hourly rates. Revenue in such cases is recognized as the hours are worked by the Company’s affiliated staff and contractors. Other revenue consists primarily of revenue from management and billing services provided to outside parties. Revenue is recognized for such services pursuant to the terms of the contracts with customers. The Company also records a provision for uncollectible accounts based primarily on historical collection experience to record accounts receivables at the estimated amounts expected to be collected.
Net revenue for the three and nine months ended September 30, 2011 and 2012 consisted of the following (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2012		2011		2012
Medicare	$91,054	20.5%	$104,404	19.4%	$256,625	20.0%	$303,369	19.9%
Medicaid	71,199	16.1	82,120	15.2	210,940	16.4	237,991	15.6
Commercial and managed care	196,054	44.2	240,244	44.6	557,297	43.4	674,166	44.2
Self-pay	310,010	69.9	380,633	70.6	856,469	66.7	1,054,803	69.2
Other	19,273	4.3	21,482	4.0	51,441	4.0	59,317	3.9
Unbilled	3,902	0.9	2,055	0.4	9,366	0.7	7,920	0.5
Net fee-for-service revenue before provision for uncollectibles	691,492	155.9	830,938	154.1	1,942,138	151.3	2,337,566	153.4
Contract revenue before provision for uncollectibles	112,925	25.5	144,821	26.9	331,282	25.8	392,361	25.7
Other	7,510	1.7	9,084	1.7	21,623	1.7	25,559	1.7
Net revenue before provision for uncollectibles	811,927	183.0	984,843	182.6	2,295,043	178.8	2,755,486	180.8
Provision for uncollectibles	(368,364)	(83.0)	(445,621)	(82.6)	(1,011,750)	(78.8)	(1,231,303)	(80.8)
Net revenue	$443,563	100.0%	$539,222	100.0%	$1,283,293	100.0%	$1,524,183	100.0%
The Company employs several methodologies for determining its allowance for doubtful accounts depending on the nature of the net revenue before provision for uncollectibles recognized. The Company initially determines gross revenue for our fee-for-service patient visits based upon established fee schedule prices. Such gross revenue is reduced for estimated contractual allowances for those patient visits covered by contractual insurance arrangements to result in net revenue before provision for uncollectibles. Net revenue before provision for uncollectibles is then reduced for management’s estimate of uncollectible amounts. Fee-for-service net revenue represents estimated cash to be collected from such patient visits and is net of management’s estimate of account balances estimated to be uncollectible. The provision for uncollectible fee-for-service patient visits is based on historical experience resulting from approximately ten million annual fee-for-service patient visits. The significant volume of patient visits and the terms of thousands of commercial and managed care contracts and the various reimbursement policies relating to governmental healthcare programs do not make it feasible to evaluate fee-for-service accounts receivable on a specific account basis. Fee-for-service accounts receivable collection estimates are reviewed on a quarterly basis for each fee-for-service contract by period of accounts receivable origination. Such reviews include the use of historical cash collection percentages by contract adjusted for the lapse of time since the date of the patient visit. In addition, when actual collection percentages differ from expected results, on a contract by contract basis, supplemental detailed reviews of the outstanding accounts receivable balances may be performed by the Company’s billing operations to determine whether there are facts and circumstances existing that may cause a different conclusion as to the estimate of the collectibility of that contract’s accounts receivable from the estimate resulting from using the historical collection experience. Contract-related net revenue is billed based on the terms of the contract at amounts expected to be collected. Such billings are typically submitted on a monthly basis and aged trial balances prepared. Allowances for estimated uncollectible amounts related to such contract billings are made based upon specific accounts and invoice periodic reviews once it is concluded that such amounts are not likely to be collected. Approximately 99% of the Company’s allowance for doubtful accounts is related to receivables for fee-for-service patient visits. The principal exposure for uncollectible fee-for-service visits is centered in self-pay patients and, to a lesser extent, for co-payments and deductibles from patients with insurance. While the Company does not specifically allocate the allowance for doubtful accounts to individual accounts or specific payer classifications, the portion of the allowance associated with fee-for-service charges as of September 30, 2012 was equal to approximately 92% of outstanding self-pay fee-for-service patient accounts. The methodologies employed to compute allowances for doubtful accounts were unchanged between 2011 and 2012.
Note 8. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill during the nine months ended September 30, 2012 were as follows (in thousands):

Goodwill	$319,018
Accumulated impairment loss	(144,579)
Additions through 2011 acquisitions	57,776
Balance, December 31, 2011	$232,215
Goodwill	$376,794
Accumulated impairment loss	(144,579)
Additions through 2012 acquisitions	90,527
Balance, September 30, 2012	$322,742
The following is a summary of intangible assets and related amortization as of December 31, 2011 and September 30, 2012 (in thousands):

	Gross Carrying Amount	Accumulated Amortization
As of December 31, 2011:
Contracts	$142,713	$44,503
Other	4,240	540
Total	$146,953	$45,043
As of September 30, 2012:
Contracts	$188,915	$61,404
Other	8,270	1,487
Total	$197,185	$62,891
Aggregate amortization expense:
For the nine months ended September 30, 2012		$21,507
Estimated amortization expense:
For the remainder of the year ended December 31, 2012		$8,251
For the year ended December 31, 2013		31,642
For the year ended December 31, 2014		29,707
For the year ended December 31, 2015		26,177
For the year ended December 31, 2016		20,636
Contract intangibles are amortized over their estimated life, which is approximately four to seven years. As of September 30, 2012, the weighted average remaining amortization period for intangible assets was 4 years.

Note 9. Long-Term Debt
Long-term debt as of September 30, 2012 consisted of the following (in thousands):

Term A Loan Facility	$140,625
Term B Loan Facility	246,875
Revolving line of credit	123,000
510,500
Less current portion	(133,938)
$376,562
On June 29, 2011, the Company entered into a then new credit facility (the “Credit Facility”), consisting of a $175 million Five-Year Revolving Credit Facility, a $150 million Five-Year Term A Loan Facility and a $250 million Seven-Year Term B Loan Facility, with a syndicate of financial institutions. The Company used borrowings under the Credit Facility and existing cash to repay $402.7 million of its outstanding term loan as well as fees and expenses associated with the refinancing of $7.8 million of which $4.3 million was recognized as a loss on refinancing of debt in the statement of operations. In addition, the Company also recognized $1.7 million as a loss on refinancing of debt resulting from the write-off of previously recognized deferred financing costs. In December 2011, the Company increased, under the provisions of the accordion feature of its senior credit agreement, the amount of its revolving credit facility to $225.0 million. The terms of the revolving credit facility, including pricing and maturity did not change.
The Term A Loan Facility matures on June 29, 2016. The Term B Loan Facility matures on June 29, 2018. The Revolving Credit Facility has a final maturity date of June 29, 2016. The maturity dates under the Credit Facility are subject to extension with lender consent according to the terms of the agreement.
The interest rate on any outstanding revolving credit borrowings and Term A loans, and the commitment fee applicable to undrawn revolving commitments, is priced off a grid based upon the Company’s first lien net leverage ratio and which is initially LIBOR +2.25% in the case of revolving credit borrowings and Term A loans and 0.45% in the case of unused revolving commitments. The interest rate on the Term B loan is LIBOR +2.75%, subject to a 1% LIBOR floor. The interest rate at September 30, 2012 was 2.61% for amounts outstanding under the Term A Loan Facility and 3.75% for the Term B Loan Facility.
Borrowings of $123.0 million under the revolving line of credit were outstanding as of September 30, 2012, and the Company had $6.0 million of standby letters of credit outstanding against the revolving credit facility commitment. The weighted average interest rate was 3.18% for the amounts outstanding under the revolving credit facility as of September 30, 2012.
The new senior credit facility agreement contains both affirmative and negative covenants, including limitations on the Company’s ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire our capital stock, acquire the capital stock or assets of another business and pay dividends, and requires the Company to comply with a maximum first lien net leverage ratio, tested quarterly. At September 30, 2012, the Company was in compliance with all covenants under the new senior credit facility agreement. The Credit Facility is secured by substantially all of the Company’s U. S. subsidiaries’ assets.
Aggregate annual maturities of long-term debt as of September 30, 2012 are as follows (in thousands):

2012	$133,938
2013	14,688
2014	17,500
2015	107,500
2016 and thereafter	236,874
Amendment of Existing Credit Facility

On October 11, 2012, the Company announced that it plans to amend and extend its existing credit facility. If approved, the proposed amendment would increase the Company's existing Term A Loan Facility and extend its maturity until 2017 as well as extend the maturity of the Revolving Credit Facility to 2017. The use of proceeds from the increased Term A Loan will be used to repay outstanding borrowings under the Revolving Credit Facility and other general corporate purposes. The Company expects to pay an interest rate consistent with current market conditions on the Term A Loan Facility and Revolving Credit Facility.The Company will also pay a market based fee to new lenders and existing lenders that agree to extend and amend their term loans and revolving credit commitments. The existing $250 million Term B Loan Facility is not subject to the proposed amendment and will remain in place with current terms and conditions.
Note 10. Professional Liability Insurance
The Company’s professional liability loss reserves consisted of the following (in thousands):

	December 31, 2011	September 30, 2012
Estimated losses under self-insured programs	$162,601	$144,711
Estimated losses under commercial insurance programs	45,709	81,200
	208,310	225,911
Less estimated payable within one year	64,720	57,904
	$143,590	$168,007
The changes to the Company’s estimated losses under self-insured programs as of September 30, 2012 were as follows (in thousands):

Balance, December 31, 2011	$162,601
Reserves related to current period	33,882
Changes related to prior year reserves	5,165
Assumed liabilities	1,453
Portfolio loss transfer to commercial insurance program	(38,082)
Payments for current period reserves	(795)
Payments for prior period reserves	(19,513)
Balance, September 30, 2012	$144,711
The Company provides for its estimated professional liability losses through a combination of self-insurance and commercial insurance programs. As of September 30, 2012, the insured loss limit under a policy provided by a commercial insurance carrier was $158.9 million. The policy, as amended, provides for an increase in the aggregate limit of coverage based upon certain premium funding levels. Losses in excess of the limit of coverage remain as a self-insured obligation of the Company. A portion of the professional liability loss risks being provided for through self-insurance (“claims-made” basis) are transferred to and funded into a captive insurance company. The accounts of the captive insurance company are fully consolidated with those of the other operations of the Company in the accompanying consolidated financial statements.
The self-insurance components of our risk management program include reserves for future claims incurred but not reported (“IBNR”). As of December 31, 2011, of the $162.6 million of estimated losses under self-insured programs, approximately $76.3 million represented an estimate of IBNR claims and expenses and additional loss development, with the remaining $86.3 million representing specific case reserves. Of the specific case reserves as of December 31, 2011, $1.1 million represented case reserves that had settled but not yet funded, and $85.2 million reflected unsettled case reserves.
As of September 30, 2012, of the $144.7 million of estimated losses under self-insurance programs, approximately $98.3 million represented an estimate of IBNR claims and expenses and additional loss development, with the remaining $46.4 million representing specific case reserves. Of the specific case reserves as of September 30, 2012, $3.2 million represented case reserves that had been settled but not yet funded, and $43.2 million reflected unsettled case reserves.
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

The Company’s most recent actuarial valuation was completed in October 2012. Based on the results of the actuarial study completed in October 2012, management determined no additional change was necessary in the consolidated reserves for professional liability losses during the third quarter of 2012 related to prior year loss estimates. During the first quarter of 2012, the Company recorded an unfavorable adjustment to prior year professional liability reserves of $5.2 million of which $4.4 million was related to a change in the calculation of the discount rate used by the Company for calculating its professional liability reserves. During the first quarter of 2012, the Company adopted a discount factor based upon the weighted average US Treasury rates over a 10 year period. Prior to this change, the Company used the 10 year Treasury rate as a discount factor. The remaining $0.7 million of the prior year liability loss reserve change related to unfavorable development on prior year loss estimates. As of September 30, 2012, the discount rate on professional liability reserves was 0.6%.
Loss Portfolio Transfer

Effective July 31, 2012, the Company entered into a contract with a commercial reinsurance carrier to provide coverage for professional liability claims for the first $0.5 million of indemnity and allocated expense exposure for such claims. The program provides coverage of net obligations on a reported basis for claims reported between March 12, 2003 and June 1, 2011 but unpaid as of July 31, 2012. It will remain effective until all obligations have been satisfied. Under the terms of the policy, the commercial reinsurance carrier will insure any incurred indemnity up to certain limits per claim based on a 70%/30% quota share. The total commercial reinsurance carrier exposure is subject to a total aggregate limit of 130% of premium paid. The total net premium paid for this program was $37.3 million.
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

The following table summarizes the status of options under the 2009 Stock Plan as of September 30, 2012:

	Shares (in thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Life in Years
Outstanding at beginning of year	7,407	$15.47	$48,901	8.3
Granted	1,505	22.08
Exercised	(1,485)	13.82
Expired or forfeited	(125)	18.84
Outstanding at end of period	7,302	$17.11	$73,149	8.1
Exercisable at end of period	3,922	$14.70	$48,765	7.4
Intrinsic value is the amount by which the stock price as of September 30, 2012 exceeds the exercise price of the options. As of September 30, 2012, the Company had approximately $22.3 million of unrecognized compensation expense, net of estimated forfeitures related to unvested options which will be recognized over the remaining requisite service period. Fair value of the options granted in 2012 was based on the grant date fair value as calculated by the Black-Sholes option pricing formula with the following weighted average assumptions: risk-free interest rate of 1.0%, implied volatility of 38.9% and an expected life of the options of 6.25 years.
The Company has also granted a total of 54,621 shares of restricted stock to independent board members of which 19,012 were granted in 2012. The issued shares vest annually over a three-year period from the initial grant date. The Company recorded restricted stock expense of approximately $0.2 million relating to these shares during the nine months ended

September 30, 2012 and had $0.6 million of expense remaining to be recognized over the requisite service period for these awards at September 30, 2012.
A summary of changes in unvested shares of restricted stock for the nine months ended September 30, 2012 is as follows:

Shares (in thousands)
Outstanding at beginning of year	86
Granted	19
Vested	(39)
Forfeited and expired	—
Outstanding at September 30, 2012	66
Stock Purchase Plans
In May 2010, the Company’s Board of Directors adopted the 2010 Employee Stock Purchase Plan (“ESPP”) and the 2010 Nonqualified Stock Purchase Plan (“NQSPP”).
The ESPP provides for the issuance of up to 600,000 shares to the Company’s employees. All eligible employees are granted identical rights to purchase common stock in each Board authorized offering under the ESPP. Rights granted pursuant to any offering under the ESPP terminate immediately upon cessation of an employee’s employment for any reason. In general, an employee may reduce his or her contribution or withdraw from participation in an offering at any time during the purchase period for such offering. Employees receive a 5% discount on shares purchased under the ESPP. Rights granted under the plan are not transferable and may be exercised only by the person to whom such rights are granted. Offerings occur every six months in October and April. As of September 30, 2012, contributions under the ESPP totaled $0.7 million. In October 2012, approximately 25,212 shares of the Company’s common stock were issued to plan participants.
The NQSPP provides for the issuance of up to 800,000 shares to our independent contractors. All eligible contractors are granted identical rights to purchase common stock in each Board authorized offering under the NQSPP. Rights granted pursuant to any offering under the NQSPP terminate immediately upon cessation of a contractor’s relationship with the Company for any reason. In general, a contractor may reduce his or her contribution or withdraw from participation in an offering at any time during the purchase period for such offering. Contractors receive a 5% discount on shares purchased under the NQSPP. Rights granted under the NQSPP are not transferable and may be exercised only by the person to whom such rights are granted. Offerings occur every six months in October and April. As of September 30, 2012, contributions under the NQSPP totaled $0.4 million. In October 2012, approximately 13,850 shares of the Company’s common stock were issued to plan participants.
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

Healthcare Reform
The Patient Protection and Affordable Care Act (“PPACA”), signed into law on March 23, 2010, significantly affects the United States healthcare system by increasing access to health insurance benefits for the uninsured and underinsured populations, among other changes. On June 28, 2012, the U.S. Supreme Court (the “Supreme Court”) upheld the constitutionality of the requirement in PPACA that individuals maintain health insurance or pay a penalty (the “individual mandate”) under Congress’s taxing power. The Supreme Court upheld the PPACA provision expanding Medicaid eligibility to new populations as constitutional, but only so long as the expansion of the Medicaid program is optional for the states. States that choose not to expand their Medicaid programs to newly eligible populations in PPACA can only lose the new federal Medicaid funding in PPACA but not their eligibility for existing federal Medicaid matching payments. Although some states have announced their intention to expand their Medicaid programs in 2014, several states, including states in which the Company does business, have announced that they will not expand or are undecided. It is unclear at this time how many states will ultimately expand their Medicaid programs under PPACA. The Company believes that upholding the current PPACA law means that there is an increased likelihood that there will be more people in the U.S. marketplace who will have access to health insurance benefits. However, it is unclear what the pricing will be for covered services under those health insurance benefits or what will be the effect in states that do not expand their Medicaid programs.
Note 13. Earnings Per Share
The Company computes basic earnings per share using the weighted average number of shares outstanding. The Company computes diluted earnings per share using the weighted average number of shares outstanding plus the dilutive effect of restricted common shares and outstanding stock options. The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2011 and 2012 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Net earnings (numerator for basic and diluted earnings per share)	$15,250	$20,453	$52,220	$48,993
Denominator:
Weighted average shares outstanding	65,302	66,712	64,912	66,037
Effect of dilutive securities	1,489	2,034	1,492	1,906
Shares used for diluted earnings per share	66,791	68,746	66,404	67,943
Basic net earnings per share	$0.23	$0.31	$0.80	$0.74
Basic net earnings per share	$0.23	$0.30	$0.79	$0.72
Securities excluded from diluted earnings per share because they were antidilutive:
Stock options	1,473	2,907	676	2,245
Restricted stock	15	—	—	—
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

The following table presents financial information for each reportable segment. Depreciation, amortization, management fee and other expenses separately identified in the consolidated statements of comprehensive earnings are included as a reduction to the operating earnings of each segment in each period below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Net Revenue:
Healthcare Services	$440,426	$535,961	$1,274,014	$1,514,679
Billing Services	3,137	3,261	9,279	9,504
	$443,563	$539,222	$1,283,293	$1,524,183
Operating Earnings:
Healthcare Services	$43,203	$55,217	$144,492	$142,763
Billing Services	888	623	2,632	1,537
General Corporate	(15,959)	(18,109)	(51,686)	(51,275)
	$28,132	$37,731	$95,438	$93,025
Reconciliation of Operating Earnings to Net Earnings:
Operating earnings	$28,132	$37,731	$95,438	$93,025
Interest expense, net	3,410	4,151	9,200	11,682
Provision for income taxes	9,472	13,127	34,018	32,350
Net earnings	$15,250	$20,453	$52,220	$48,993

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
We believe we are one of the largest suppliers of outsourced healthcare professional staffing and administrative services to hospitals and other healthcare providers in the United States, based upon revenues and patient visits. Our regional operating models also include comprehensive programs for inpatient care, anesthesiology, inpatient specialty care, pediatrics and other healthcare services, principally within hospital departments and other healthcare treatment facilities. We have historically focused, however, primarily on providing outsourced services to hospital emergency departments, or EDs, which accounts for the majority of our net revenue.
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
Acquisitions
We have historically been an acquirer of other physician staffing businesses and related interests. During the year ended December 31, 2011, we acquired the operations of four businesses for total cash proceeds of $125.8 million. In April 2011, we completed the acquisition of certain assets of a medical staffing group that provides emergency department staffing services to a hospital located in Alabama. In September 2011, we completed the acquisitions of certain assets and related business operations of an anesthesia staffing business located in Colorado, an emergency medical staffing business located in Illinois, and a medical staffing group located in Tennessee. These acquisitions have broadened our presence within these lines of business. The agreements relating to these acquisitions have a contingent consideration provision pursuant to which, if certain financial targets are achieved within a defined performance period, then future cash payments currently estimated to be $35.8 million could be made at the conclusion of the respective performance periods.
During the nine months ended September 30, 2012, we acquired four businesses for total net cash proceeds of $146.5 million. In April 2012, we completed the acquisition of an anesthesia group in New Jersey. In May 2012, we completed the acquisition of a physician management and staffing business that provides emergency medicine, hospital medicine, and urgent care in New York, Pennsylvania, Ohio and Texas. On July 1, 2012, we completed the acquisition of certain assets of a medical staffing group that provides emergency department staffing services to a hospital located in Virginia. On August 10, 2012, we completed the acquisition of a contract physician staffing and management business that provides specialty hospitalist staffing and program management services, including OB-GYN, general surgery, orthopedic and anesthesia services, to hospitals and healthcare systems throughout the United States. In addition, certain agreements have a contingent consideration provision pursuant to which, if certain financial or other targets are achieved within a defined performance period, then future cash payments currently estimated to be approximately $40.7 million could be made at the conclusion of the respective performance periods. These acquisitions have expanded the Company’s presence in emergency medicine, anesthesia, and urgent care as well as provide an entrance into the inpatient specialty care market.
The results of operations of the acquired businesses have been included in our consolidated financial statements beginning on the respective acquisition dates. Acquisitions contributed 11.0% of the increase in our net revenue in the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011.
See Note 4 of notes to the consolidated financial statements for further discussion of acquisitions.
Healthcare Reform
The Patient Protection and Affordable Care Act (“PPACA”), signed into law on March 23, 2010, significantly affects the United States healthcare system by increasing access to health insurance benefits for the uninsured and underinsured populations, among other changes. On June 28, 2012, the U.S. Supreme Court (the “Supreme Court”) upheld the constitutionality of the requirement in PPACA that individuals maintain health insurance or pay a penalty (the “individual mandate”) under Congress’s taxing power. The Supreme Court upheld the PPACA provision expanding Medicaid eligibility to new populations as constitutional, but only so long as the expansion of the Medicaid program is optional for the states. States that choose not to expand their Medicaid programs to newly eligible populations in PPACA can only lose the new federal Medicaid funding in PPACA but not their eligibility for existing federal Medicaid matching payments. Although some states have announced their intention to expand their Medicaid programs in 2014, several states, including states in which we do business, have announced that they will not expand or are undecided. It is unclear at this time how many states will ultimately expand their Medicaid programs under PPACA. We believe that upholding the current PPACA law means that there is an increased likelihood that there will be more people in the U.S. who will have access to health insurance benefits. However, it is unclear what the pricing will be for covered services under those health insurance benefits or what will be the effect in states that do not expand their Medicaid programs.
As required by the PPACA, a recent Centers for Medicare and Medicaid Services (CMS) proposal to have selected Medicaid-reimbursed procedures that qualify as primary care potentially trigger reimbursement for a two year period at the higher Medicare rate for certain physicians that qualify based upon specialty designation. The proposal has not been finalized yet and providers are seeking additional clarification on how primary care is to be defined for purposes of the Medicaid primary care increase.
Due to these factors, we are unable to predict with any reasonable certainty or otherwise quantify the likely impact of the PPACA on our financial condition or results of operations.
Medicare Fee Schedule Changes
The Medicare program reimburses for our services based upon the rates in its Physician Fee Schedule, and each year the Medicare program updates the Physician Fee Schedule reimbursement rates based on a formula approved by Congress in the Balanced Budget Act of 1997. Many private payers use the Medicare fee schedule to determine their own reimbursement rates.
The Medicare law requires the CMS to adjust the Medicare Physician Fee Schedule (MPFS) payment rates annually based on an update formula which includes application of the Sustainable Growth Rate (SGR) that was adopted in the Balanced Budget Act of 1997. This formula has yielded negative updates every year beginning in 2002, although CMS was able to take administrative steps to avoid a reduction in 2003 and Congress took a series of legislative actions (commonly referred to as a ‘patch’) to prevent reductions each year from 2004 to 2011, and then again, most recently through 2012. However, absent regulatory changes or further Congressional action with respect to the application of the SGR, Medicare physician services will be subject to significant reductions beginning in January, 2013.
In November 2011, CMS released the final rule to update the 2012 MPFS. Included in the final rule are changes in reimbursement that are overall budget neutral, but redistribute payments between different medical specialties. We estimate that the final rule reduces 2012 reimbursement rates to emergency medicine providers by 1.5% and increases 2012 reimbursement rates to anesthesiologists by 1%. We estimate the impact on our 2012 ED fee-for-service revenue to be a decline of approximately $4.6 million. Also included in the CMS regulations is a 0.5% reduction in the 2012 Physician Quality Reporting Initiative (PQRI) bonus payments. The impact on our revenue associated with the PQRI reduction is estimated to be a $1.2 million decline as compared to 2011 revenue.
The most recent patch prevented a potential reimbursement reduction associated with the SGR in 2012 of an estimated 27.4%. Expiring in December 2012, absent Congressional action for permanent repeal of the SGR or a further extension of the patch, in January 2013 the SGR will result in an estimated reimbursement reduction of the MPFS of approximately 27.0%. The final payment reduction amount will be determined by CMS when it releases its final 2013 MPFS payment changes.
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

Joint Select Committee on Deficit Reduction
The Joint Select Committee on Deficit Reduction was tasked with identifying savings of $1.5 trillion over a ten year period beginning in 2012. While a number of different proposals were made by various parties with different impacts to companies and industries, no agreement was reached, and across the board spending reductions (i.e., “sequestration”) will be implemented beginning in 2013 absent additional Congressional actions. If these reductions are implemented, based on the Budget Control Act of 2011, across-the-board cuts to Medicare providers could be as much as 2%.
Military Healthcare Staffing
We are a provider of healthcare professionals serving patients eligible to receive care in military treatment facilities nationwide administered by the U.S. Department of Defense and beneficiaries of other government agencies in their respective clinical locations. Our revenues derived from military and government facility healthcare staffing totaled $63.5 million and $76.8 million for the nine months ended September 30, 2011 and 2012, respectively. These revenues are generated from contracts that are subject to a competitive bidding process which primarily takes place during the third quarter of each year. A portion of the contracts awarded during the third quarter of 2011 expired during 2012 and were subject to a competitive rebidding and award process. We were successful in retaining existing business or winning new bids following completion of the bidding process as of October 1, 2012, in the estimated annualized amount of $127.9 million. The estimated annualized amount of $127.9 million included $28.1 million awarded under one year contracts.
In addition, the process of awarding military and government facility healthcare staffing contracts has shifted in recent years toward an increased bias to award certain contracts to qualified small and minority owned businesses. Although we participate in such small and minority owned business awards to the extent we can serve as a sub-contractor, our revenues from these arrangements are limited compared to an outright contract award, which has been a large contributing factor in the financial performance decline of the military staffing division. Approximately 38.1% and 29.6% of our military staffing revenue for each of the nine months ended September 30, 2011 and 2012, respectively, was derived through subcontracting agreements with small business prime contractors.

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
There have been no material changes to these critical accounting policies or their application during the nine months ended September 30, 2012.
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
A significant portion (approximately 85% of our net revenue before provision for uncollectibles in both the nine months ended September 30, 2012 for the year ended December 31, 2011) resulted from fee-for-service patient visits. Fee-for-service revenue represents revenue earned under contracts in which we bill and collect the professional component of charges for medical services rendered by our affiliated contracted and employed physicians. Under the fee-for-service arrangements, we bill patients for services provided and receive payment from patients or their third-party payers. Fee-for-service revenue is reported net of contractual allowances and policy discounts. Contractual adjustments represent our estimate of discounts and other adjustments to be recognized from gross fee-for-service charges under contractual payment arrangements, primarily with commercial, managed care, and governmental payment plans such as Medicare and Medicaid when our affiliated providers participate in such plans. All services provided are expected to result in cash flows and are therefore reflected as net revenue before provision for uncollectibles in the financial statements. Fee-for-service revenue is recognized in the period in which the services are rendered to specific patients and reduced immediately for the estimated impact of contractual allowances in the case of those patients having third-party payer coverage. The recognition of net revenue before provision for uncollectibles (gross charges less contractual allowances) from such visits is dependent on such factors as proper completion of medical charts following a patient visit, the forwarding of such charts to one of our billing centers for medical coding and entering into our billing systems and the verification of each patient’s submission or representation at the time services are rendered as to the payer(s) responsible for payment of such services. Net revenue before provision for uncollectibles is recorded based on the information known at the time of entering of such information into our billing systems as well as an estimate of the net revenue before provision for uncollectibles associated with medical charts for a given service period that have not been processed yet into our billing systems. The above factors and estimates are subject to change. For example, patient payer information may change following an initial attempt to bill for services due to a change in payer status. Such changes in payer status have an impact on recorded net revenue before provision for uncollectibles due to different payers being subject to different contractual allowance amounts. Such changes in net revenue before provision for uncollectibles are recognized in the period that such changes in payer become known. Similarly, the actual volume of medical charts not processed into our billing systems may be different from the amounts estimated. Such differences in net revenue before provision for uncollectibles are adjusted in the following month based on actual chart volumes processed.
Contract revenue represents revenue generated under contracts in which we provide physician and other healthcare staffing and administrative services in return for a contractually negotiated fee. Contract revenue consists primarily of billings based on hours of healthcare staffing provided at agreed-to hourly rates. Revenue in such cases is recognized as the hours are worked by our affiliated staff and contractors. Additionally, contract revenue also includes supplemental revenue from hospitals where we may have a fee-for-service contract arrangement. Contract revenue for the supplemental billing in such cases is recognized based on the terms of each individual contract. Such contract terms generally either provides for a fixed monthly dollar amount or a variable amount based upon measurable monthly activity, such as hours staffed, patient visits or collections per visit compared to a minimum activity threshold. Such supplemental revenues based on variable arrangements are usually contractually fixed on a monthly, quarterly or annual calculation basis considering the variable factors negotiated in each such arrangement. Such supplemental revenues are recognized in the period when amounts are determined to be fixed and therefore contractually obligated as payable by the customer under the terms of the respective agreement.

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

The table below summarizes our approximate payer mix as a percentage of fee-for-service volume for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Payer:
Medicare	23.3%	23.4%	23.0%	23.5%
Medicaid	26.0	24.3	26.9	25.5
Commercial and managed care	26.4	28.0	26.7	27.3
Self-pay	22.3	21.6	21.5	21.5
Other	2.0	2.7	1.9	2.2
Total	100.0%	100.0%	100.0%	100.0%
Estimated net revenue derived from commercial and managed care plans was approximately 38% and 36% for the nine months ended September 30, 2012 and 2011, respectively. Estimated net revenue derived from the Medicare program was approximately 17% of total net revenue in the nine months ended September 30, 2012 and 18% in the nine months ended September 30, 2011. Estimated net revenue derived from the Medicaid program was approximately 10% of total net revenue in the nine months ended September 30, 2012 and 11% in the nine months ended September 30, 2011. In addition, net revenue derived from within the Military Health System (“MHS”), which is the U.S. military’s dependent healthcare program and other government agencies, was approximately 5% in each of the nine months ended September 30, 2012 and 2011.
Accounts Receivable. As described above and below, we determine the estimated value of our accounts receivable based on estimated cash collection run rates of estimated future collections by contract for patient visits under our fee-for-service revenue. Accordingly, we are unable to report the payer mix composition on a dollar basis of its outstanding net accounts receivable. However, a 1% change in the estimated carrying value of our net fee-for-service patient accounts receivable before consideration of the allowance for uncollectible accounts at September 30, 2012 could have an after tax effect of approximately $3.7 million on our financial position and results of operations. Our days revenue outstanding at December 31, 2011 and September 30, 2012 were 62.3 days and 63.7 days, respectively. The number of days outstanding will fluctuate over time due to a number of factors. The increase in average days outstanding of approximately 1.4 days includes an increase of 8.9 days related to the increase in estimated value of fee-for-service accounts receivable and an increase of 3.7 days associated with an increase in estimated value of contract accounts receivable. The increases were offset by a decrease of 11.2 days resulting from an increase in average revenue per day. The increases related to the valuation of fee-for-service accounts receivable and contract accounts receivable are primarily due to timing of cash collections and valuation adjustments recorded during the period. The increase in average revenue per day is primarily attributed to an increase in gross charges and patient volumes and increased pricing with managed care plans. Our allowance for doubtful accounts totaled $342.8 million as of September 30, 2012.

Approximately 99% of our allowance for doubtful accounts is related to gross fees for fee-for-service patient visits. Our principal exposure for uncollectible fee-for-service visits is centered in self-pay patients and in co-payments and deductibles from patients with insurance. While we do not specifically allocate the allowance for doubtful accounts to individual accounts or specific payer classifications, the portion of the allowance associated with fee-for-service charges as of September 30, 2012 was equal to approximately 92% of outstanding self-pay fee-for-service patient accounts.
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
Our commercial insurance policy for professional liability losses for the period March 12, 1999 through March 11, 2003 included insured limits applicable to such coverage in the period. Effective April 2006, we executed an agreement with the commercial insurance provider that issued the policy that ended March 11, 2003 to increase the existing $130.0 million aggregate limit of coverage. Under the terms of the agreement, we will make periodic premium payments to the commercial insurance company and the total aggregate limit of coverage under the policy will be increased by a portion of the premiums paid. We have committed to fund premiums such that the total aggregate limit of coverage under the program remains greater than the paid losses at any point in time. During fiscal year 2011, we funded a total of $0.8 million under this agreement. For the nine months ended September 30, 2012, there were no amounts funded. We have agreed to fund additional payments which will be based upon the level of incurred losses relative to the aggregate limit of coverage at that time.
As of September 30, 2012, the current aggregate limit of coverage under this policy was $158.9 million, and the estimated loss reserve for claim losses and expenses in excess of the current aggregate limit recorded by the Company was $3.8 million.
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
The underlying information that serves as the foundational basis for making our actuarial estimates of professional liability losses is our internal database of incurred professional liability losses. The Company has captured extensive professional liability loss data going back, in some cases, over twenty years, that is maintained and updated on an ongoing basis by our internal claims management personnel. Our database contains comprehensive incurred loss information for our existing operations as far back as fiscal 1997 (reflecting the initial timeframe in which we migrated to a consolidated professional liability program concurrent with the consummation of several significant acquisitions), and we also possess additional loss data that predates 1997 dates of occurrence for certain of our operations. Loss information reflects both paid and reserved losses incurred when we were covered by outside commercial insurance programs as well as paid and reserved losses incurred under our self-insurance program. Because of the comprehensive nature of the loss data and our comfort with the completeness and reliability of the loss data, this is the information that is used in the development of our actuarial loss estimates. We believe this database is one of the largest repositories of physician professional liability loss information available in our industry and provides us and our actuarial consultants with sufficient data to develop reasonable estimates of the ultimate losses under our self-insurance program. In addition to the estimated losses, as part of the actuarial process, we obtain revised payment pattern assumptions that are based upon our historical loss and related claims payment experience. Such payment patterns reflect estimated cash outflows for aggregate incurred losses by period based upon the occurrence date of the loss as well as the report date of the loss. Although variances have been observed in the actuarial estimate of ultimate losses by occurrence period between actuarial studies, the estimated payment patterns have shown much more limited variability. We use these payment patterns to develop our estimate of the discounted reserve amounts. The relative consistency of the payment pattern estimates provides us with a foundation in which to develop a reasonable estimate of the discount value of the professional liability reserves based upon the most current estimate of ultimate losses to be paid and the reasonable likelihood of the related cash flows over the payment period. As of December 31, 2011 and September 30, 2012, our estimated loss reserves were discounted at 1.9% and 0.6%, respectively, which was the current ten year U. S. Treasury rate at December 31, 2011 and the current weighted average Treasury rate, over a 10 year period at September 30, 2012, which reflects the risk free interest rate over the expected period of claims payments.

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
Based on the results of the first semi-annual actuarial study completed in April 2012, we recorded an increase in prior year liability loss reserves of $5.2 million. $4.4 million of the increase in prior year loss reserves was related to a change in the calculation of the discount rate used by the Company for calculating its professional liability reserves. During the first quarter of 2012, the Company adopted a discount factor based upon the weighted average US Treasury rates over a 10 year period. Prior to this change, the Company used the 10 year Treasury rate as a discount factor. We believe the use of weighted average Treasury rates over a 10 year period is more closely aligned with actual claim payment patterns. The remaining $0.7 million of the prior year liability loss reserve change relates to unfavorable development on prior year loss estimates since the previous actuarial analysis. Of the total reserve increase recorded in the first quarter of 2012, approximately $6.7 million was associated with loss estimates established in prior years for the self-insurance program covering the loss occurrence periods from March 12, 2003 through December 31, 2010, partially offset by a $1.5 million decrease associated with the estimated losses in excess of the aggregate limit of coverage under the commercial insurance program that ended March 12, 2003. Based on the results of the most recent actuarial study completed in October 2012, management determined no additional change was necessary in our consolidated reserves for professional liability losses during the third quarter of 2012 related to prior year loss estimates.
The following reflects the current reserves for professional liability costs as of September 30, 2012 (in millions) as well as the sensitivity of the reserve estimates at a 75% and 90% confidence level:

As reported	$144.7
At 75% confidence level	$147.5
At 90% confidence level	$158.6
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
Due to the complexity of the actuarial estimation process, there are many factors, trends and assumptions that must be considered in the development of the actuarial loss estimates, and we are not able to quantify and disclose which specific elements are primarily contributing to changes in the revised loss estimates of historical occurrence periods. However, we believe that our internal investments in enhanced risk management and claims management resources and initiatives, such as the employment of additional claims and litigation management personnel and practices, and an expansion of programs such as root cause loss analysis, early claim evaluation, and litigation support for insured providers, as well as the improved legal environment resulting from professional liability tort reform efforts in certain key jurisdictions such as Florida and Texas, have contributed to the generally stable trends in loss development estimates noted during the most recent periods.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Net revenue	100.0%	100.0%	100.0%	100.0%
Professional service expenses	77.8	77.6	76.8	77.6
Professional liability costs	4.4	3.4	3.9	3.7
General and administrative expenses	9.1	10.2	9.5	10.5
Other expense (income)	0.4	(0.6)	0.1	(0.3)
Depreciation	0.6	0.7	0.7	0.7
Amortization	1.0	1.5	0.9	1.4
Interest expense, net	0.8	0.8	0.7	0.8
Transaction costs	0.3	0.2	0.2	0.2
Loss on refinancing of debt	—	—	0.5	—
Earnings before income taxes	5.6	6.2	6.7	5.3
Provision for income taxes	2.1	2.4	2.6	2.1
Net earnings	3.5%	3.8%	4.1%	3.2%
Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011
Net Revenue Before Provision for Uncollectibles. Net revenue before provision for uncollectibles in the three months ended September 30, 2012 increased $172.9 million, or 21.3%, to $984.8 million from $811.9 million in the three months ended September 30, 2011. The increase in net revenue before provision for uncollectibles resulted primarily from increases in fee-for-service revenue of $139.4 million, contract revenue of $31.9 million and other revenue of $1.6 million. In the three months ended September 30, 2012, fee-for-service revenue was 84.4% of net revenue before provision for uncollectibles compared to 85.2% in the same period of 2011, contract revenue was 14.7% of net revenue before provision before uncollectibles compared to 13.9% in the same period of 2011 and other revenue was 0.9% in both the 2012 and 2011 periods. The increase in fee-for-service revenue before provision for uncollectibles was primarily a result of a 13.0% increase in total fee-for-service visits and procedures and, to a lesser extent, an increase in estimated collections per visit and procedure. Estimated collections per visit increased due to annual increases in gross charges and managed care pricing improvements. The increase in contract revenue was due primarily to the impact of new and acquired contracts.
Provision for Uncollectibles. The provision for uncollectibles increased $77.3 million, or 21.0%, to $445.6 million in the three months ended September 30, 2012 from $368.4 million in the corresponding period in 2011. The provision for uncollectibles as a percentage of net revenue before provision for uncollectibles was 45.2% in the three months ended September 30, 2012 compared with 45.4% in the corresponding period of 2011. The provision for uncollectibles is primarily related to revenue generated under fee-for-service contracts that is not expected to be fully collected. The period over period increase in the provision for uncollectibles was due primarily to annual increases in gross fee schedules and increases in patient volumes and procedures. Changes in payer mix, particularly the level of self-pay fee-for-service visits, also have an impact on the provision for uncollectibles. For the three months ended September 30, 2012, self-pay fee-for-service visits were approximately 21.6% of the total fee-for-service visits compared to approximately 22.3% in the same period of 2011.

Net Revenue. Net revenue in the three months ended September 30, 2012 increased $95.7 million, or 21.6%, to $539.2 million from $443.6 million in the three months ended September 30, 2011. Acquisitions contributed 14.3%, new contracts net of terminations contributed 4.4%, and same contracts contributed 2.9% of the increase in quarter-over-quarter growth in net revenue.
Total same contract revenue, which consists of contracts under management in both periods, increased $12.9 million, or 3.1%, to $423.4 million in the three months ended September 30, 2012 compared to $410.4 million in the three months ended September 30, 2011. Same contract fee-for-service volume growth of 2.5% provided a 1.9% increase in same contract revenue growth while increases in estimated collections on fee-for-service visits of 2.5% provided a 1.8% increase in same contract revenue growth between quarters. The increase in the estimated collections per visit was attributable to annual increases in gross charges and managed care pricing improvements, partially offset by changes in payer mix between periods. Contract and other revenue decreased same contract revenue growth by 0.6%, due primarily to conversions to fee-for-service billing arrangements and reductions in contract revenue support as a result of increases in fee-for-service revenue within the emergency medicine division and contract revenue reductions in the military and locums divisions. Acquisitions contributed $63.3 million of growth in net revenue between quarters and net new contract revenue increased $19.4 million between quarters. We typically gain new contracts by replacing competitors at hospitals that currently outsource such services, obtaining new contracts from facilities that do not currently outsource and responding to contracting opportunities within the military healthcare system. Factors influencing new contracting opportunities include the depth and breadth of our service offerings, our reputation and experience, our ability to recruit and retain qualified clinicians, and pricing considerations when a subsidy or contract payment is required. Contracts are typically terminated due to economic considerations, a change in hospital administration or ownership, dissatisfaction with our service offerings or, primarily relating to our military staffing arrangements, at the end of the contract term.
The components of net revenue include revenue from contracts that have been in effect for prior periods (same contracts) and from net, new and acquired contracts during the periods, as set forth in the table below:

	Three Months Ended September 30,
	2011	2012
	(in thousands)
Same contracts:
Fee-for-service revenue	$302,444	$317,744
Contract and other revenue	107,991	105,613
Total same contracts	410,435	423,357
New contracts, net of terminations:
Fee-for-service revenue	18,984	20,188
Contract and other revenue	10,817	29,009
Total new contracts, net of terminations	29,801	49,197
Acquired contracts:
Fee-for-service revenue	2,643	48,293
Contract and other revenue	684	18,375
Total acquired contracts	3,327	66,668
Consolidated:
Fee-for-service revenue	324,071	386,225
Contract and other revenue	119,492	152,997
Total net revenue	$443,563	$539,222

The following table reflects the visits and procedures included within fee-for-service revenues described in the table above:

	Three Months Ended September 30,
	2011	2012
	(in thousands)
Fee-for-service visits and procedures:
Same contract	2,142	2,196
New and acquired contracts, net of terminations	176	425
Total fee-for-service visits and procedures	2,318	2,621
Professional Service Expenses. Professional service expenses, which include physician and provider costs, billing and collection expenses, and other professional expenses, totaled $418.2 million in the three months ended September 30, 2012 compared to $345.0 million in the three months ended September 30, 2011, an increase of $73.2 million, or 21.2%. This increase between quarters included an increase of approximately $9.8 million associated with increases in the average rates paid per hour of provider service and number of provider hours staffed on a same contract basis. Increases in average rates paid reflect period over period wage and benefit increases associated with the provision of clinical services. Also contributing to the increase in expense was $84.1 million related to our acquisitions and growth. The increases on professional service costs were partially offset by reductions of $20.7 million due to contract terminations. Professional service expenses as a percentage of net revenue less provision for uncollectibles declined to 77.6% in the three months ended September 30, 2012 from 77.8% in the three months ended September 30, 2011.
Professional Liability Costs. Professional liability costs were $18.1 million in the three months ended September 30, 2012 compared to $19.6 million in the three months ended September 30, 2011, a decrease of $1.6 million or 8.0%. Professional liability costs for the three months ended September 30, 2011 included an increase in prior year professional liability loss reserves of $5.3 million. Excluding the prior year reserve adjustment in the three months ended September 30, 2011, professional liability costs increased $3.8 million, or 26.5%. The increase was primarily attributed to an increase in provider hours including increases from acquisitions and net new contract growth. Excluding the prior year reserve adjustment in the three months ended September 30, 2011, professional liability costs as a percentage of net revenue were 3.4% in the third quarter of 2012 and 3.2% in the third quarter of 2011.
General and Administrative Expenses. General and administrative expenses increased $15.0 million, or 37.2%, to $55.2 million for the three months ended September 30, 2012 from $40.2 million in the three months ended September 30, 2011. General and administrative expenses included contingent purchase compensation expense of $7.6 million for the three months ended September 30, 2012 and $2.7 million for the three months ended September 30, 2011. Excluding the contingent purchase compensation expense, general and administrative expense increased $10.1 million or 27.0%, to $47.6 million for the three months ended September 30, 2012 from $37.5 million in the three months ended September 30, 2011. The increase in general and administrative expenses was due primarily to inflationary growth in salaries as well as the impact of recent acquisitions, increases in deferred compensation and equity-based compensation costs. Total general and administrative expenses as a percentage of net revenue were 10.2% in the third quarter of 2012 compared to 9.1% in the third quarter of 2011. Excluding contingent purchase compensation expense, general and administrative expenses as a percentage of net revenue were 8.8% in the third quarter of 2012 compared to 8.4% in the third quarter of 2011
Other (Income) Expense. In the three months ended September 30, 2012, we recognized other income of $3.3 million compared to $1.9 million of other expense for the same period in 2011. The income recognized in the 2012 period was primarily related to the realized gain in the amount of $2.5 million on the sale of investments as well as the change in the fair value of assets related to our non-qualified deferred compensation plan.
Depreciation. Depreciation expense was $4.0 million in the three months ended September 30, 2012 compared to $2.9 million for the three months ended September 30, 2011. The increase of $1.1 million was primarily due to growth in capital expenditures.
Amortization. Amortization expense was $8.1 million in the three months ended September 30, 2012 compared to $4.4 million for the three months ended September 30, 2011. The increase of $3.7 million was a result of an increase in other intangibles recognized in connection with our acquisitions in 2012 and 2011.

Net Interest Expense. Net interest expense increased $0.7 million to $4.2 million in the three months ended September 30, 2012, compared to $3.4 million in the corresponding period in 2011, primarily due to an increase in the interest costs on revolver usage during the three months ended September 30, 2012.
Transaction Costs. Transaction costs were $1.3 million for the three months ended September 30, 2012 and $1.5 million for the three months ended September 30, 2011. These costs relate to advisory, legal, accounting and other fees incurred related to acquisition activity during the respective periods.
Earnings before Income Taxes. Earnings before income taxes in the three months ended September 30, 2012 were $33.6 million compared to $24.7 million in the three months ended September 30, 2011.
Provision for Income Taxes. The provision for income taxes was $13.1 million in the three months ended September 30, 2012 compared to $9.5 million in the three months ended September 30, 2011.
Net Earnings. Net earnings were $20.5 million in the three months ended September 30, 2012 compared to $15.3 million in the three months ended September 30, 2011.
Nine months Ended September 30, 2012 Compared to the nine months Ended September 30, 2011
Net Revenue Before Provision for Uncollectibles. Net revenue before provision for uncollectibles in the nine months ended September 30, 2012 increased $460.4 million, or 20.1%, to $2.76 billion from $2.30 billion in the nine months ended September 30, 2011. The increase in net revenue before provision for uncollectibles resulted primarily from increases in fee-for-service revenue of $395.4 million, contract revenue of $61.1 million and other revenue of $3.9 million. In the nine months ended September 30, 2012, fee-for-service revenue was 84.8% of net revenue before provision for uncollectibles compared to 84.6% in the same period of 2011, contract revenue was 14.2% of net revenue before provision for uncollectibles compared to 14.4% in the same period of 2011 and other revenue was 0.9% in both the 2012 and 2011 periods. The increase in fee-for-service revenue was primarily a result of a 13.3% increase in total fee-for-service visits and procedures and, to a lesser extent, an increase in estimated collections per visit and procedure. Estimated collections per visit increased due to annual increases in gross charges, managed care pricing improvements, increases in average patient acuity levels, and ongoing improvements in revenue cycle processes. The increase in contract revenue was due primarily to the impact of new and acquired contracts.
Provision for Uncollectibles. The provision for uncollectibles increased $219.6 million, or 21.7%, to $1.23 billion in the nine months ended September 30, 2012 from $1.01 billion in the corresponding period in 2011. The provision for uncollectibles as a percentage of net revenue before provision for uncollectibles was 44.7% in the nine months ended September 30, 2012 compared with 44.1% in the corresponding period of 2011. The provision for uncollectibles was primarily related to revenue generated under fee-for-service contracts that is not expected to be fully collected. The period over period increase in the provision for uncollectibles was due primarily to annual increases in gross fee schedules and increases in patient volumes and procedures. Changes in payer mix, particularly the level of self-pay fee-for-service visits, also have an impact on the provision for uncollectibles. For both the nine months ended September 30, 2012 and 2011, self-pay fee-for-service visits were approximately 21.5% of the total fee-for-service visits.
Net Revenue. Net revenue in the nine months ended September 30, 2012 increased $240.9 million, or 18.8%, to $1.52 billion from $1.28 billion in the nine months ended September 30, 2011. Acquisitions contributed 11.0%, new contracts net of terminations contributed 4.3%, and same contracts contributed 3.5% of the increase in period-over-period growth in net revenue.
Total same contract revenue, which consists of contracts under management in both periods, increased $44.7 million, or 4.0%, to $1.17 billion in the nine months ended September 30, 2012 compared to $1.13 billion in the nine months ended September 30, 2011. In the nine months ended September 30, 2012, same contract revenue benefited from an increase in fee-for-service volume of 2.5% which resulted in revenue growth of 2.0%. Also contributing to the increase in same contract revenue growth between periods was a 2.8% increase in estimated collections on fee-for-service visits which contributed approximately 2.0% of same contract growth between periods. The increase in the estimated collections per visit was attributable to annual increases in gross charges, managed care pricing improvements, increases in average patient acuity levels and ongoing improvements in revenue cycle processes, partially offset by changes in payer mix between periods. Contract and other revenue was unchanged between periods. Acquisitions contributed $140.6 million of growth between periods. Net new contract revenue increased $55.6 million between periods. We typically gain new contracts by replacing competitors at hospitals that currently outsource such services, obtaining new contracts from facilities that do not currently outsource and responding to contracting opportunities within the military healthcare system. Factors influencing new contracting opportunities include the depth and breadth of our service offerings, our reputation and experience, our ability to recruit and retain qualified clinicians, and pricing considerations when a subsidy or contract payment is required. Contracts are typically terminated due to economic considerations, a change in hospital administration or ownership, dissatisfaction with our service offerings or, primarily relating to our military staffing arrangements, at the end of the contract term.
The components of net revenue include revenue from contracts that have been in effect for prior periods (same contracts) and from net, new and acquired contracts during the periods, as set forth in the table below:

	Nine Months Ended September 30,
	2011	2012
	(in thousands)
Same contracts:
Fee-for-service revenue	$835,298	$880,018
Contract and other revenue	291,271	291,235
Total same contracts	1,126,569	1,171,253
New contracts, net of terminations:
Fee-for-service revenue	91,760	111,904
Contract and other revenue	58,434	93,894
Total new contracts, net of terminations	150,194	205,798
Acquired contracts:
Fee-for-service revenue	5,846	115,529
Contract and other revenue	684	31,603
Total acquired contracts	6,530	147,132
Consolidated:
Fee-for-service revenue	932,904	1,107,451
Contract and other revenue	350,389	416,732
Total net revenue	$1,283,293	$1,524,183

The following table reflects the visits and procedures included within fee-for-service revenues described in the table above:

	Nine Months Ended September 30,
	2011	2012
	(in thousands)
Fee-for-service visits and procedures:
Same contract	5,933	6,083
New and acquired contracts, net of terminations	826	1,578
Total fee-for-service visits and procedures	6,759	7,661
Professional Service Expenses. Professional service expenses, which include physician and provider costs, billing and collection expenses, and other professional expenses, totaled $1.18 billion in the nine months ended September 30, 2012 compared to $985.8 million in the nine months ended September 30, 2011, an increase of $196.9 million, or 20.0%. This increase between periods included an increase of approximately $42.1 million associated with increases in the average rates paid per hour of provider service and number of provider hours staffed on a same contract basis. Increases in average rates paid reflect period over period wage and benefit increases associated with the provision of clinical services. Also contributing to the increase in expense was $154.8 million related to our acquisitions and net growth. Professional service expenses as a percentage of net revenue were 77.6% in the nine months ended September 30, 2012 compared to 76.8% in the nine months ended September 30, 2011.
Professional Liability Costs. Professional liability costs were $57.0 million in the nine months ended September 30, 2012 compared to $49.5 million in the nine months ended September 30, 2011, an increase of $7.5 million, or 15.2%. Professional liability costs for the nine months ended September 30, 2012 and 2011 included an increase in prior year professional liability loss reserves of $5.2 million and $5.3 million, respectively. Excluding the prior year reserve adjustments in both periods, professional liability costs increased $7.7 million, or 17.4%, between periods. The increase was primarily attributable to an increase in provider hours including increases from acquisitions and net new contract growth. Excluding the prior year revenue adjustments in both periods, professional liability costs as a percentage of net revenue were 3.4% in both the nine months ended September 30, 2012 and 2011.
General and Administrative Expenses. General and administrative expenses increased $38.2 million, or 31.3%, to $160.0 million for the nine months ended September 30, 2012 from $121.9 million in nine months ended September 30, 2011. General and administrative expenses included contingent purchase compensation expense of $26.1 million in the nine months ended September 30, 2012 and $7.8 million in the nine months ended September 30, 2011. Excluding the contingent purchase compensation expense, general and administrative expenses increased $19.8 million, or 17.4%, to $133.9 million for the nine months ended September 30, 2012 from $114.1 million in the nine months ended September 30, 2011. The increase in general and administrative expense was due primarily to increases in salary and benefit costs, the impact of recent acquisitions and increases in deferred compensation and equity-based compensation costs. Total general and administrative expenses as a percentage of net revenue were 10.5% in the nine months ended September 30, 2012 compared to 9.5% in the same period of 2011 and declined to 8.8% in the nine months ended September 30, 2012 compared to 8.9% in the same period of 2011 excluding contingent purchase compensation expense.
Other (Income) Expense. In the nine months ended September 30, 2012, we recognized other income of $4.5 million compared to $1.2 million of other expense for the same period in 2011. The income recognized in 2012 primarily related to the net realized gains on the sale of investments of $2.6 million, and an increase in the fair value of assets related to our non-qualified deferred compensation plan compared to a decrease in the fair value of such assets in 2011.
Depreciation. Depreciation expense was $10.6 million in the nine months ended September 30, 2012 compared to $9.2 million for the nine months ended September 30, 2011. The increase of $1.4 million was primarily due to growth in capital expenditures.
Amortization. Amortization expense was $21.5 million in the nine months ended September 30, 2012 compared to $11.6 million for the nine months ended September 30, 2011. The increase of $9.9 million was a result of an increase in other intangibles recognized in connection with our acquisitions in 2012 and 2011.

Net Interest Expense. Net interest expense increased $2.5 million to $11.7 million in the nine months ended September 30, 2012, compared to $9.2 million in the corresponding period in 2011, primarily due to an increased LIBOR spread on our new credit facility effective in June 2011 compared to the previous credit facility pricing and an increase in the revolver usage during 2012, offset by a reduction in interest rate hedging and deferred financing costs.
Transaction Costs. Transaction costs were $3.8 million for the nine months ended September 30, 2012 and $2.7 million for the nine months ended September 30, 2011. These costs relate to advisory, legal, accounting and other fees incurred related to acquisition activity during the respective periods.
Loss on Refinancing of Debt. In 2011, we recognized a loss of $6.0 million in connection with the refinancing of the term loan facility of $402.7 million. The loss consists of the write-off of previously deferred financing costs as well as certain fees and expenses associated with the refinancing.
Earnings before Income Taxes. Earnings before income taxes in the nine months ended September 30, 2012 were $81.3 million compared to $86.2 million in the nine months ended September 30, 2011.
Provision for Income Taxes. The provision for income taxes was $32.4 million in the nine months ended September 30, 2012 compared to $34.0 million in the corresponding period in 2011.
Net Earnings. Net earnings were $49.0 million in the nine months ended September 30, 2012 compared to $52.2 million in the nine months ended September 30, 2011.
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
Cash flow provided by operations for the nine months ended September 30, 2012 was $23.6 million compared to $55.1 million in the same period in 2011. Included in operating cash flow were contingent purchase price payments of $17.9 million in the nine months ended September 30, 2012 and $12.0 million in the nine months ended September 30, 2011. Also included in operating cash flows in 2012 were $37.3 million in premium payments related to a portfolio loss transfer of specific professional liability reserves to a commercial insurance carrier. Excluding the impact of contingent purchase and the portfolio loss transfer payments, operating cash flow in 2012 would have been $78.8 million compared to $67.2 million in 2011, an increase of $11.6 million principally due to an increase in net earnings, offset by an increase in the funding of working capital liabilities and tax and interest payments. During the nine months ended September 30, 2012 and 2011, total net cash used for acquisitions, including contingent payments reported in operating cash flow, was $164.4 million and $137.8 million, respectively. Cash used in investing activities in the nine months ended September 30, 2012 was $138.3 million compared to $134.2 million in the same period of 2011. The $4.1 million increase in cash used in investing activities was principally due to our acquisitions and an increase in capital expenditures, partially offset by an increase in proceeds from investments by our insurance subsidiary between periods. Cash provided from financing activities in the nine months ended September 30, 2012 was $111.9 million compared to $57.7 million in the nine months ended September 30, 2011. The change in cash provided from financing activities was primarily due to increased revolver borrowings associated with our acquisitions, along with an increase in proceeds from option exercises and a decrease in financing costs.
We spent $15.7 million in the first nine months of 2012 and $6.1 million in the first nine months of 2011 for capital expenditures. These expenditures were primarily for billing and information technology investments and related development projects along with projects in support of operational initiatives.
On June 29, 2011, we completed the financing of our then new senior credit facilities, consisting of a $175.0 million Five-Year Revolving Credit Facility, a $150.0 million Five-Year Term A Loan Facility and a $250.0 million Seven-Year Term B Loan Facility, with a syndicate of financial institutions. We used borrowings under the credit facilities and existing cash to repay the outstanding balance of $402.7 million under the term loan as well as $7.8 million of fees and expenses associated with the refinancing. In December 2011, under the provisions of the accordion feature of our senior credit agreement, we increased the amount of our revolving credit facility to $225.0 million. The terms of the revolving credit facility, including pricing and maturity, did not change. See Note 9 of the notes to the consolidated financial statements.
As of September 30, 2012, we had $510.5 million in aggregate indebtedness consisting of our term loans and borrowings under our senior secured revolving credit facility with an additional $102.0 million of borrowing capacity available under our senior secured revolving credit facility (without giving effect to $6.0 million of undrawn letters of credit). Under our senior credit facility, outstanding Term A loan borrowings mature on June 29, 2016 and Term B loan borrowings mature on June 29, 2018.
Our senior credit facility agreement contains both affirmative and negative covenants, including limitations on our ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire our capital stock, acquire the capital stock or assets of another business and pay dividends, and require us to comply with a maximum first lien net leverage ratio, tested quarterly. At September 30, 2012, we were in compliance with all covenants under the senior credit facility agreement. The senior credit facility is secured by substantially all of our and our U.S. subsidiaries’ assets.

On October 11, 2012, we announced plans to amend and extend our existing credit facility. If approved, the proposed amendment would increase our existing Term A Loan Facility and extend its maturity until 2017 as well as extend the maturity of the Revolving Credit Facility to 2017. The use of proceeds from the increased Term A Loan will be used to repay outstanding borrowings under the Revolving Credit Facility and other general corporate purposes. We expect to pay an interest rate consistent with current market conditions on the Term A Loan Facility and Revolving Credit Facility. We will also pay a market based fee to new lenders and existing lenders that agree to extend and amend their term loans and revolving credit commitments. The existing $250 million Term B Loan Facility is not subject to the proposed amendment and will remain in place with current terms and conditions.
Subject to any contractual restrictions, the Company and its subsidiaries, affiliates or significant shareholders (including The Blackstone Group L.P. and its affiliates) may from time to time, in their sole discretion, purchase, repay, redeem or retire any of the Company’s outstanding equity securities in privately negotiated or open market transactions, by tender offer or otherwise.
As of September 30, 2012, we had total cash and cash equivalents of approximately $7.1 million. There were no known liquidity restrictions or impairments on our cash and cash equivalents as of September 30, 2012. Our ongoing cash needs for the nine months ended September 30, 2012 were met from internally generated operating sources and our revolving credit facility. As of September 30, 2012, there was $123.0 million outstanding under the revolving credit facility. Borrowings under the revolver during the nine months ended September 30, 2012 were primarily due to the funding of acquisitions and working capital requirements. Borrowings are repaid as operating cash flows exceed current working capital requirements.

We have historically been an acquirer of other physician staffing businesses and related interests. For the nine months ended September 30, 2012, total net cash used in acquisitions was $164.4 million, which consisted of $17.9 million of contingent payments on prior year acquisitions reported as operating cash flow. As of September 30, 2012, we estimate future contingent payment obligations to be approximately $58.9 million for acquisitions made prior to September 30, 2012, which we expect to fund over a period of two years. $22.0 million was recorded as a liability on our balance sheet as of September 30, 2012, while the remaining estimated liability of $36.8 million was recorded as contingent purchase compensation expense over the remaining performance period. See Note 4 of notes to the consolidated financial statements.
We are in discussions with certain physician staffing businesses regarding potential acquisition opportunities. If we consummate these potential acquisitions, we would expect to fund such acquisitions using our existing cash, through borrowings under our revolving credit facility, or through the issuance of additional debt or equity.
Effective March 12, 2003, we began providing for professional liability risks in part through a captive insurance company. Prior to such date, we insured such risks principally through the commercial insurance market. The change in the professional liability insurance program initially resulted in increased cash flow due to the retention of cash formerly paid out in the form of insurance premiums to a commercial insurance company coupled with a long period (typically 2-4 years or longer on average) before cash payout of such losses occurs. A portion of such cash retained is retained within our captive insurance company and therefore is not immediately available for general corporate purposes. As of September 30, 2012, the current value of cash or cash equivalents and related investments held within the captive insurance subsidiary totaled approximately $66.3 million. Investments of the captive insurance subsidiary are carried at fair market value and as of September 30, 2012 reflected $2.9 million of net unrealized gains. See Note 6 of the accompanying consolidated financial statements for a discussion of the investments held by our captive insurance subsidiary.
Effective June 1, 2012, we renewed our fronting carrier program with a commercial insurance carrier through May 31, 2013. In connection with this renewal, we have paid cash premiums of approximately $9.4 million to the commercial insurance carrier. For the nine months ended September 30, 2012, we funded approximately $27.4 million of premiums to our captive insurance subsidiary. For the nine months ended September 30, 2012, we did not fund any amount to a commercial insurance provider in order to meet our obligation for incurred costs in excess of the aggregate limits of coverage in place on the commercial insurance policy that ended March 11, 2003. We will fund additional payments which will be based upon the level of incurred losses relative to the aggregate limit of the coverage at that time as additional claims are processed.

Effective July 31, 2012, the Company entered into a contract with a commercial reinsurance carrier to provide coverage for professional liability claims for the first $0.5 million of indemnity and allocated expense exposure for such claims. The program provides coverage of net obligations on a reported basis for claims reported between March 12, 2003 and June 1, 2011 but unpaid as of July 31, 2012. It will remain effective until all obligations have been satisfied. Under the terms of the policy, the commercial reinsurance carrier will insure any incurred indemnity up to certain limits per claim based on a 70%/30% quota share. The total commercial reinsurance carrier exposure is subject to a total aggregate limit of 130% of premium paid. The total net premium paid for this program was $37.3 million.
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

The following table sets forth a reconciliation of net earnings to Adjusted EBITDA.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
	(in thousands)
Net earnings	$15,250	$20,453	$52,220	$48,993
Interest expense, net	3,410	4,151	9,200	11,682
Provision for income taxes	9,472	13,127	34,018	32,350
Depreciation	2,850	3,962	9,164	10,611
Amortization	4,363	8,058	11,639	21,507
Other expense (income)(a)	1,878	(3,303)	1,218	(4,476)
Contingent purchase compensation expense(b)	2,730	7,558	7,800	26,143
Loss on refinancing of debt(c)	—	—	6,022	—
Transaction costs(d)	1,458	1,287	2,653	3,792
Employee equity-based compensation expense(e)	1,318	1,961	2,706	4,822
Insurance subsidiary interest income	588	429	1,753	1,541
Professional liability loss reserve adjustments associated with prior years	5,345	—	5,345	5,165
Severance and other charges	2	768	930	2,062
Adjusted EBITDA	$48,664	$58,451	$144,668	$164,192

(a)	Reflects gain or loss on sale of assets, realized gains on investments, and changes in fair value of investments associated with the Company’s non-qualified retirement plan.

(b)	Reflects contingent purchase compensation expense associated with earnout arrangements on acquisition transactions.

(c)	Reflects the write-off of deferred financing costs of $1,654 from the previous term loan, as well as certain fees and expenses associated with the debt refinancing.

(d)	Reflects expenses associated with acquisition transaction fees.

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

At September 30, 2012, the fair value of the Company’s total debt, which had a carrying value of $510.5 million, was approximately $501.4 million. The Company had $510.5 million of variable debt outstanding at September 30, 2012, with $246.9 million subject to a 1.0% LIBOR floor. If the market interest rates for the Company’s variable rate borrowings had averaged 1% more subsequent to December 31, 2011, the Company’s interest expense would have increased, and earnings before income taxes would have decreased, by approximately $2.6 million for the nine months ended September 30, 2012. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management could take actions in an attempt to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company’s financial structure.

Item 4.	Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired objectives. As of September 30, 2012, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2012, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting: There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the nine months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
As of the date of this report, Greg Roth, our Chief Executive Officer, David Jones, our Executive Vice President and Chief Financial Officer, and Heidi Allen, our Senior Vice President, General Counsel had entered into Rule 10b5-1 plans that remain in effect. Mr. Roth’s Rule 10b5-1 plan extends through June 15, 2014, Mr. Jones’ Rule 10b5-1 plan extends through September 28, 2013, and Ms. Allen’s Rule 10b5-1 plan extends through September 28, 2013.
The Company does not undertake any obligation to report Rule 10b5-1 plans that may be adopted by any officers or directors of the Company in the future, or to report any modifications or termination of any publicly announced plan or to report any plan adopted by an employee who is not an executive officer.

Item 6.	Exhibits

3.1	Certificate of Incorporation of Team Health Holdings, Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed on December 18, 2009: File No. 001-34583)

3.2	By-laws of Team Health Holdings, Inc. (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K, filed on December 18, 2009: File No. 001-34583)

31.1	Certification by Greg Roth for Team Health Holdings, Inc. dated October 31, 2012 as required by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification by David Jones for Team Health Holdings, Inc. dated October 31, 2012 as required by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Certification by Greg Roth for Team Health Holdings, Inc. dated October 31, 2012 as required by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.2	Certification by David Jones for Team Health Holdings, Inc. dated October 31, 2012 as required by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, (ii) Consolidated Statement of Operations for the three months and nine months ended September 30, 2012 and 2011, (iii) Consolidated Statement of Cash Flows for the nine months ended September 30, 2012 and 2011, and (iv) Notes to Consolidated Financial Statements.†

†
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

TEAM HEALTH HOLDINGS, INC.

October 31, 2012	/S/ GREG ROTH
Greg Roth Chief Executive Officer

October 31, 2012	/S/ DAVID P. JONES
David P. Jones Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

3.1	Certificate of Incorporation of Team Health Holdings, Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed on December 18, 2009: File No. 001-34583)

3.2	By-laws of Team Health Holdings, Inc. (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K, filed on December 18, 2009: File No. 001-34583)

31.1	Certification by Greg Roth for Team Health Holdings, Inc. dated October 31, 2012 as required by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification by David Jones for Team Health Holdings, Inc. dated October 31, 2012 as required by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Certification by Greg Roth for Team Health Holdings, Inc. dated October 31, 2012 as required by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.2	Certification by David Jones for Team Health Holdings, Inc. dated October 31, 2012 as required by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, (ii) Consolidated Statement of Operations for the three months and nine months ended September 30, 2012 and 2011, (iii) Consolidated Statement of Cash Flows for the nine months ended September 30, 2012 and 2011, and (iv) Notes to Consolidated Financial Statements.†

†
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