Form 10-K
period 2012-12-31
TEAM HEALTH HOLDINGS INC.
filed 2013-02-08
CIK 1082754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2012

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☑  Yes    ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the registrant is a large accelerated filers, accelerated filer, a non-accelerated filer or smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☑
As of June 29, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting and non-voting common equity held by non-affiliates (for this purpose, all outstanding and issued common stock minus stock held by the officers, directors and known holders of 10% or more of the registrant’s common stock) was $726.2 million, based on the closing price of the registrant’s common stock reported on the New York Stock Exchange on such date of $24.09 per share. As of February 5, 2013, there were outstanding 67,999,278 shares of common stock of Team Health Holdings, Inc, with a par value of $.01.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement relating to the 2013 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

ANNUAL REPORT ON FORM 10-K

PART I

Item 1.	Business
Unless the context otherwise requires, references in this report to “TeamHealth,” “we,” “our,” “us” and the “Company” refer to Team Health Holdings, Inc., and its consolidated subsidiaries and affiliated medical groups. The term “TeamHealth physicians or providers”, “affiliated providers”, “our providers” or “our clinicians” includes physicians and/or other healthcare providers who are employed by TeamHealth’s affiliated entities and physicians and/or other healthcare providers who contract with TeamHealth’s affiliated entities and who independently exercise their professional clinical judgment when providing clinical patient care.
Our Company
We believe we are one of the largest suppliers of outsourced healthcare professional staffing and administrative services to hospitals and other healthcare providers in the United States, based upon revenues, patient visits, and number of clients. We serve approximately 800 civilian and military hospitals, clinics and physician groups in 47 states with a team of approximately 8,600 affiliated healthcare professionals, including physicians, physician assistants, nurse practitioners, and nurses. We recruit and contract with healthcare professionals who then provide professional services within third-party healthcare facilities. We are a physician-founded organization with physician leadership throughout all levels of our organization. Since our inception in 1979, we have provided outsourced services in emergency departments (EDs). We also provide comprehensive programs for inpatient services (hospitalists comprising the specialties of internal medicine, orthopedic surgery, general surgery and OB/GYN), anesthesiology, urgent care, pediatrics and other healthcare services, by providing permanent staffing that enables the management teams of hospitals and other healthcare facilities to outsource certain management, recruiting, hiring, payroll, billing and collection and benefits functions.
EDs are a significant source of hospital inpatient admissions with a majority of admissions for key medical service lines starting in EDs, making successful management of this department critical to a hospital’s patient satisfaction rates and overall success. This dynamic, combined with the challenges involved in billing and collections and physician recruiting and retention, is a primary driver for hospitals to outsource their clinical staffing and management services to companies such as ours. For the year ended December 31, 2012, our clinicians provided services to more than 10 million patients within our EDs. Our net revenues from ED contracts increased by approximately 51% from December 31, 2008 to 2012, or at a compound annual growth rate of approximately 11.9%. We have long-term relationships with customers under exclusive ED contracts with an approximate 98% renewal rate and a 93% physician retention rate as of December 31, 2012 (calculated on a preceding 12 months basis). The EDs that we staff are generally located in mid-sized to larger hospitals. We believe our experience and expertise in managing the complexities of these high-volume EDs enable our hospital clients to provide higher quality and more efficient physician and administrative services. In this type of setting, we can establish stable long-term relationships, recruit and retain high quality physicians and other providers and staff, and obtain attractive payer mixes and reasonable margins.
The range of services that we provide to our clients includes the following:

•	recruiting, schedule and credential coordination for clinical and non-clinical medical professionals;

•	coding, billing and collection of fees for services provided by medical professionals;

•	provision of experienced medical directors;

•	administrative support services, such as payroll, professional liability insurance coverage, continuing medical education services and management training;

•	claims and risk management services; and

•	standardized procedures and operational consulting.
We are a national company delivering our services through 18 regional operating units located in key geographic markets. Our operating model enables us to provide a localized presence combined with the benefits of scale in centralized administrative and other back office functions that accrue to a larger, national company. The teams in our regional offices are responsible for managing our client relationships and providing healthcare administrative services.
Corporate Conversion, Initial Public Offering and Secondary Offerings
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
Initial Public Offering
On December 21, 2009, Team Health Holdings, Inc. completed the initial public offering of its common stock, in which it issued a total of 15,295,000 shares of its common stock (after exercise by the underwriters of their over-allotment option). The Company’s common stock is traded on the New York Stock Exchange (NYSE) under the symbol “TMH.”
Secondary Offerings
On March 8, 2011, a secondary offering of 8,830,000 shares of the Company's common stock by the Company’s principal shareholder, Ensemble Parent LLC, an investment fund affiliated with The Blackstone Group L. P. (Ensemble) and the Company’s chief financial officer was consummated.
On July 5, 2012 a secondary offering of 9,200,000 of the Company's common stock by Ensemble and certain officers and directors was consummated. As a result of this offering, the Company ceased to be a "controlled company" within the meaning of Section 303A of the NYSE Listed Company Manual. On September 17, 2012, an additional secondary offering of 8,000,000 shares of the Company's common stock by Ensemble was consummated. On December 24, 2012, an additional secondary offering of 8,792,572 shares of the Company's common stock by Ensemble was consummated.
The Company did not receive any proceeds from the sales of shares in any of these secondary offerings. As of December 31, 2012, after giving effect to these offerings, Ensemble beneficially owned 14.2% of our outstanding common stock.
Service Lines
We provide a full range of outsourced physician staffing and administrative services in emergency medicine, inpatient services (hospitalists comprising the specialties of internal medicine, orthopedic surgery, general surgery, and OB/GYN), anesthesiology, urgent care, pediatrics and other hospital-based functions. We also provide a full range of healthcare management services to military treatment and government facilities. In addition to physician-related services within a military treatment facility setting, we also provide non-physician staffing services, including such services as para-professional providers, nursing, specialty technicians and administrative staffing to military and government facilities.
Emergency Department. We believe we are one of the largest providers of outsourced clinical staffing and administrative services for EDs in the United States, based upon revenues and patient visits. We contract with hospitals to provide qualified emergency physicians, physician assistants and nurse practitioners for their EDs. In addition to the core services of contract management, recruiting, credentials coordination, staffing and scheduling, we provide our client hospitals with enhanced services designed to improve the efficiency and effectiveness of their EDs. We have specific programs that apply proven process improvement methodologies to departmental operations. By providing these enhanced services, we believe we increase the value of services we provide to our clients and improve client relations. Additionally, we believe these enhanced services also differentiate us from our competitors in sales situations and improve our chances of being selected in a competitive bidding process. As of December 31, 2012, we independently contracted with or employed approximately 3,600 hospital-based emergency physicians. Net revenue derived from our ED service line were 72%, 72% and 71% of our consolidated net revenues in 2010, 2011 and 2012, respectively.

Inpatient Services (Hospitalists Comprising the Specialties of Internal Medicine, Orthopedic Surgery, General Surgery and OB/GYN). We provide physician staffing and administrative functions for inpatient services, which include hospital medicine, intensivist and house coverage services. Our inpatient contracts with hospitals are generally on a cost-plus or flat rate basis. We also contract directly with health plans. As of December 31, 2012, we independently contracted with or employed approximately 600 inpatient physicians. Net revenue derived from our inpatient services operations were 9% of our consolidated net revenues in 2010, and 2011 and 10% in 2012.
Anesthesiology. We provide outsourced anesthesiology and pain management solutions to hospitals and ambulatory surgery centers on a ‘turn-key’ basis. The services provided by our anesthesiologists and Certified Registered Nurse Anesthetists (CRNAs) include anesthesia for the full range of surgical subspecialties, including cardiac, pediatric, trauma, ambulatory, orthopedic, obstetrical, general and ear, nose and throat, as well as interventional pain management. We also provide comprehensive administrative oversight and business management of these services, including processes designed to improve the efficiency and effectiveness of the anesthesiology department and the hospital’s surgical services. We believe that this, along with our industry reputation and our focus on high levels of customer service, provide us with key market differentiation. As of December 31, 2012, we independently contracted with or employed approximately 200 anesthesiologists.

Net revenue derived from our anesthesiology service line were 5%, 7% and 8% of our consolidated net revenues in 2010, 2011 and 2012, respectively.
Military Staffing Services. We provide physician and other non-physician staffing services, including such services as nursing, specialty technician and administrative staffing, primarily in military treatment and outpatient clinical facilities within the United States. These services are generally provided on an hourly contract basis. Net revenue derived from our military staffing services line were 6%, 5% and 5% of our consolidated net revenues in 2010, 2011 and 2012, respectively.
Temporary Staffing. We provide temporary staffing (locum tenens) of physicians and allied health professionals to hospitals and other healthcare organizations through our subsidiary, Daniel and Yeager, Inc. (D&Y). Specialties placed through D&Y include hospitalists, primary care, radiology, anesthesiology, psychiatry and ED, among others. Revenues from these services are generally derived from a standard contract rate based upon the type of service provided. D&Y’s customers include hospitals, military treatment facilities and medical groups.
Pediatrics. We provide outsourced pediatric physician staffing and administrative services for general and pediatric hospitals on a fee for service basis. These services include pediatric emergency medicine and radiology, neonatal intensive care, pediatric intensive care, urgent care centers, primary care centers, observation units and inpatient services. We also operate eleven after-hours pediatric urgent care centers in Florida. We have experienced growth of our contracts and centers and net revenues in our outsourced pediatric physician staffing and administrative services business due primarily to new contract sales and acquisitions, and rate increases on existing contracts.
Urgent Care and Occupational Medicine. We provide cost-effective, high quality primary care physician staffing and administrative services in stand-alone urgent care clinics and in clinics located on the work-site of industrial clients. Urgent care is an emerging area that is an important part of the continuum of care and not only serves as a portal on the initial or front end of care but also as a site for the delivery of follow up post discharge care to patients. We believe that there will be a need for increased urgent care capacity as a result of an expansion in the number of individuals with health insurance under the Patient Protection and Affordable Care Act (PPACA) and as the reemergence of cost-based initiatives will increase pressure to drive care to the lowest cost setting. As opportunities present themselves, we will look to develop urgent care clinics in attractive markets including working in concert with our hospital partners in various arrangements including potential joint ventures or staffing hospital owned facilities.
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
Radiology Operations. During the fourth quarter of 2010, the Company completed a strategic review of its radiology operations, including past performance and future growth opportunities and based upon the review, concluded that the existing business model of providing teleradiology and radiology staffing services was not a viable long term strategy and could not consistently meet internal growth targets. As a result of this review, the Company made a decision to exit this non-core business line. This process was essentially completed during the first quarter of 2011 with the sale of the teleradiology business and a final wind-down of all contractual relationships in 2012. For the years ended December 31, 2010, 2011 and 2012, the radiology division generated approximately $11.2 million, $7.7 million and $3.6 million of net revenue, respectively.

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
Our contracts with hospitals generally have terms of three years. Our present contracts with military treatment and government facilities are generally for one year. Both types of contracts often include automatic renewal options under similar terms and conditions unless either party gives notice to the other of an intent not to renew. Despite the fact that most contracts are terminable by either party upon notice of as little as 90 days, the average tenure of our existing ED contracts is approximately 11 years. The termination of a contract is usually due to either an award of the contract to another staffing provider as a result of a competitive bidding process or the termination of the contract by us due to a lack of an acceptable profit margin on fee for service patient volumes coupled with inadequate contract subsidies. Less frequently, contracts may be terminated as a result of a hospital facility closing due to facility mergers or a hospital attempting to insource the services being provided by us.
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
Military Treatment and Government Facilities. Our present contracts to provide staffing for military treatment and government facilities generally provide such staffing on an hourly or fee basis.
Physicians. We contract with physicians as independent contractors or employees to provide the professional services necessary to fulfill our contractual obligations to our hospital clients. We typically pay physicians: (1) an hourly rate for each hour of coverage provided at rates comparable to the market in which they work; (2) a productivity-based payment such as a relative value unit (RVU) based payment or (3) a combination of both a fixed rate and a productivity-based payment. The hourly rate varies depending on whether the physician is independently contracted or an employee. Independently contracted physicians are required to pay self-employment tax, social security, and workers’ compensation insurance premiums. By contrast, we pay these taxes and expenses for employed physicians. See “Risk Factors—Risks Related to Our Business—A reclassification of our independent contractor physicians by tax authorities could require us to pay retroactive taxes and penalties which could have a material adverse effect on us.”
Our contracts with physicians generally have automatic renewal provisions and can be terminated at any time under certain circumstances by either party without cause, typically upon 90 to 180 days notice. Our physician contracts may also be terminated immediately for cause by us under certain circumstances. In addition, we have generally required physicians to sign non-competition and non-solicitation agreements. Although the terms of our non-competition and non-solicitation agreements vary from physician to physician, they generally restrict the physician for two years after termination from divulging confidential information, soliciting or hiring our employees and physicians, inducing termination of our agreements, competing for and/or soliciting our clients and, in limited cases, providing services in a particular geographic region. As of December 31, 2012, we had working relationships with more than 4,700 physicians, of which approximately 2,800 were independently contracted. See “Risk Factors—Risks Related to Our Business—If we are not able to successfully recruit and retain qualified physicians and nurses to serve as our independent contractors or employees, our net revenues could be adversely affected.”
Other Healthcare Professionals. We utilize other advanced practice clinicians, such as physician assistants, nurse practitioners and CRNAs to assist physicians when staffing our hospital-based facilities. We also provide other healthcare professionals such as nurses, specialty technicians and administrative support staff on a contractual basis to military treatment and government facilities. As of December 31, 2012, we employed or contracted with approximately 3,900 other healthcare professionals.

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
Operational Consulting.  We assist our clients in achieving or exceeding their clinical, operational and financial goals through operational consulting.  Our focus is on improving patient satisfaction, reducing patient throughput times, managing resource utilization, ensuring integration among multiple service lines,  improving clinical outcomes, and overall enhancing efficiency and quality of patient care.  We utilize physician and nurse coaches in providing this consulting service.
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
Payroll Administration and Employee Benefits. We provide payroll administration services for the physicians and other healthcare professionals with whom we contract. Our clinical employees benefit significantly from our ability to aggregate eligible physicians and other healthcare professionals to negotiate more favorable employee benefit packages and to provide professional liability coverage at lower rates than many hospitals or physicians could negotiate individually. Additionally, healthcare facilities benefit from the elimination of the overhead costs associated with the administration of payroll and, where applicable, employee benefits.
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
Billing and Collections. Our billing and collection services are a critical component of our business. Our fee for service billing and collections operations are primarily conducted at one of four billing locations and operate on a uniform billing system using a state of the art billing and accounts receivable software package with comprehensive reporting capabilities. We are able to maintain fee schedules that vary for the level of care rendered and to apply contractually agreed upon allowances (in the case of commercial and managed care insurance payers) and reimbursement policy parameters (in the case of governmental payers) to allow us to process payer reimbursements at levels that are less than the gross charges resulting from our fee schedules. Our billing system calculates the contractual allowances at the time of processing of third-party payer remittances. The contractual allowance calculation is used principally to determine the propriety of subsequent third-party payer payments. The nature of emergency care services and the requirement to treat all patients in need of such care and often times under circumstances where complete and accurate billing information is not readily available at the time of discharge, precludes the use of our billing system to accurately determine contractual allowances on an individual patient basis for financial reporting purposes. As a result, management estimates net revenues, which is our revenue estimated to be collected after considering our contractual allowance obligations and our estimates of doubtful accounts, as further discussed in detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
We have interfaced a number of other software systems with our billing system to further improve productivity and efficiency. Foremost among these is an electronic registration interface that has the capability to gather registration information directly from a hospital’s management information system. Additionally, we have invested in electronic submission of claims and remittance posting, as well as electronic chart capture, workflow, and online coding. These programs have resulted in lower labor and postage expenses. During 2012, approximately 92% of our over ten million fee for service patient visits were processed by one of our four billing locations.
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
Risk Management. Through the organization’s Patient Safety Organization (PSO), claims management staff, quality assurance staff and medical directors, we manage an aggressive risk management program for loss prevention and early intervention. We are proactive in promoting early reporting, evaluation and resolution of serious incidents that may evolve into claims or suits. Our risk management function is designed to prevent or minimize medical professional liability claims and includes:

•	incident reporting systems through which we monitor events that may potentially become claims;

•	tracking/trending the cause of events and claims looking for preventable sources of erroneous medical treatment or decision-making;

•	risk management quality improvement programs;

•	physician education and service programs, including peer review and monitoring and the provision of more than 154,000 hours of Category I continuing medical education credits in 2012;

•	collection of loss prevention information available to affiliated providers, enabling them to review current topics in medical care at their convenience; and

•	early intervention in potential professional liability claims.
In addition, we have one of the most comprehensive risk management information systems on the market. We use this information system to enhance our physician risk management assessments, malpractice claims/litigation management and the analysis of claims data to identify loss patterns/trends. The collection and analysis of claims data enables us to evaluate losses and target risk management intervention to proactively address potential liability exposures.

Patient Safety Organization. We have established a federally qualified PSO, whose mission is to improve patient care by conducting quality and safety analyses. Through the protection of the Patient Safety and Quality Improvement Act of 2005 and implementing regulations, confidentiality is afforded all patient safety material analyzed within the PSO. The TeamHealth PSO creates a secure environment that enables professional analyses of clinical issues so that best practices can be developed and shared in a confidential environment that fosters a culture of continuous quality improvement in patient care and safety.
Continuing Medical Education Services. The TeamHealth Institute for Education and Patient Safety is fully accredited by the Accreditation Council for Continuing Medical Education and the American Nurses Credentialing Center. This allows us to grant our clinicians continuing medical education credits for both externally and internally developed educational programs at a lower cost than if such credits were earned through external programs. In addition to providing life support certification courses, we have designed a series of client support educational seminars for physicians, nurses and other personnel to learn specific techniques for becoming more effective communicators and delivering top-quality customer service.
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
Operations
We currently have multiple principal service lines located at 18 regional sites. Our regional sites are listed in the table below. The ED, Inpatient Services, and Anesthesia units are managed by senior physician and business leaders with profit and loss accountability and the responsibility for pricing new contracts, recruiting and coordinating the schedules of physicians and other healthcare professionals, marketing locally and conducting day-to-day operations. The management of corporate functions such as accounting, payroll, billing and collection, capital spending, information systems and legal are centralized.

Name	Location	Principal Services
After Hours Pediatrics	Tampa, FL	Pediatrics
Anesthetix of TeamHealth	Palm Beach Gardens, FL	Anesthesia
Daniel and Yeager	Huntsville, AL	Locum Tenens
Delphi of TeamHealth	Morrisville, NC	Inpatient Services
Health Care Financial Services of TeamHealth	Knoxville, TN	Billing
Northwest Emergency Physicians of TeamHealth	Seattle, WA	ED
Spectrum Healthcare Resources	St. Louis, MO	Military Staffing
TeamHealth Atlantic	Knoxville, TN	ED
TeamHealth East	Woodbury, NJ	ED
TeamHealth Great Lakes	Chicago, IL	ED
TeamHealth Hospital Medicine	Plantation, FL	Inpatient Services
TeamHealth Midamerica	Oklahoma City, OK	ED
TeamHealth Midsouth	Knoxville, TN	ED
TeamHealth Midwest	Middleburg Heights, OH	ED
TeamHealth Mountain States	Denver, CO	Anesthesia
TeamHealth North	Amherst, NY	ED/Inpatient Services
TeamHealth Southeast	Plantation, FL	ED
TeamHealth West	Pleasanton, CA	ED
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

We provide for a significant portion of our professional liability loss exposures through the use of a captive insurance company and through greater utilization of self-insurance reserves. We base a substantial portion of our provision for professional liability losses on periodic actuarial estimates of such losses.
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
Employees and Independent Contractors
As of December 31, 2012, we had approximately 8,500 employees, of which approximately 2,900 worked in billing and collections, operations and administrative support functions, approximately 1,800 were physicians and approximately 3,800 were other healthcare providers. In addition, we had agreements with approximately 3,000 independent contractors, of whom approximately 2,800 were physicians.
Competition
The market for outsourced ED staffing and management services is highly fragmented. We believe there are approximately 3,300 hospitals in our target market of larger hospitals that operate full-time EDs, of which approximately 2,600 outsource to a national, regional or local emergency physician group. Of these hospitals that outsource, we believe approximately 51% contract with a local provider, approximately 19% contract with a regional provider and approximately 30% contract with a national provider.
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

The market for outsourced professional anesthesia services is large, diverse and highly fragmented with more than 48,000 certified anesthesiologists according to the American Board of Anesthesiology. We believe Mednax, Inc. has one of the largest shares in the anesthesia services market. There are several smaller companies that provide outsourced anesthesia services and that operate in multiple states.
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
All of the above services are subject to changes in Medicare reimbursement. On November 16, 2012, the Centers for Medicare and Medicaid Services (CMS) released its final 2013 Medicare Physician Fee Schedule (MPFS) payment changes covering the period from January 1, 2013 through December 31, 2013. Medicare physician payments were expected to be reduced up to 26.5% under the Sustainable Growth Rate (SGR) formula for 2013. On January 1, 2013, Congress passed a bill freezing physician payments at current 2012 rates for one year, through December 31, 2013. If further regulatory or Congressional action is not taken, the payment cuts will go into effect on January 1, 2014. The final amount of the payment cut will be determined by CMS in the 2014 MPFS.
In addition to changes in reimbursement, these services are potentially subject to scrutiny and review by federal, state and local governmental entities and are subject to the rules and regulations promulgated by these governmental entities. Specifically, but without limitation, the following laws and regulations may affect our operations and contractual relationships:
Laws Regarding Licensing, Certification, and Enrollment. We and our affiliated healthcare providers are subject to various federal, state and local licensing and certification laws and regulations and accreditation standards and other laws relating to, among other things, the adequacy of medical care, equipment, personnel and operating policies and procedures. We are also subject to periodic inspection by governmental and other authorities to assure continued compliance with the various standards necessary for licensing and accreditations. The PPACA also adds new screening requirements for enrollment and re-enrollment, as well as enhanced oversight periods for new providers and suppliers, and new requirements for Medicare and Medicaid program providers and suppliers to establish compliance programs. CMS published a final rule on February 2, 2011 establishing procedures for provider screening and oversight, and increased enforcement activity related to enrollment is expected. We are pursuing the steps we believe we must take to retain or obtain all requisite operating authorities.
State Laws Regarding Prohibition of Corporate Practice of Medicine and Fee Splitting Arrangements. The laws and regulations relating to our operations in 47 states vary from state to state and many states prohibit general business corporations from practicing medicine, controlling physicians' medical decisions or engaging in some practices such as splitting professional fees with physicians. We believe that we are in substantial compliance with state laws prohibiting the corporate practice of medicine and fee-splitting. We currently employ or contract with providers or physician-owned professional corporations to provide outsourced staffing and administrative services to healthcare facilities in the 47 states in which we provide services. Other parties may assert that, despite the way we are structured, some part of TeamHealth could be engaged in the corporate practice of medicine or unlawful fee-splitting. Were such allegations to be asserted successfully before the appropriate judicial or administrative forums, we could be subject to adverse judicial or administrative penalties, certain contracts could be determined to be unenforceable and we may be required to restructure our contractual arrangements. The laws of other states, including Florida, where we derived approximately 15% of our net revenues in 2012, do not prohibit non-physician entities from employing physicians to practice medicine but may retain a ban on some types of fee-splitting arrangements.
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

Anti-Kickback Statutes. We are subject to the federal healthcare fraud and abuse laws, including the Anti-Kickback Statute. The Anti-Kickback Statute under section 1128B(b) of the Social Security Act (SSA) prohibits the knowing and willful offer, payment, solicitation or receipt of any bribe, kickback, rebate or other remuneration in return for referring an individual or to induce the referral of an individual to a person for the furnishing (or arranging for the furnishing) of any item or service, or in return for the purchasing, leasing, ordering, or arranging for or recommending the purchasing, leasing, or ordering of any good, facility, service, or item for which payment may be made, in whole or in part, by a federal healthcare program. These fraud and abuse laws define federal healthcare programs to include plans and programs that provide health benefits, whether directly, through insurance, or otherwise, that are funded directly by the United States government or any state healthcare program other than the Federal Employee Health Plan. These programs include Medicare and Medicaid and the U.S. government's military healthcare system, among others. Violations of the Anti-Kickback Statute may result in civil and criminal penalties and exclusion from participation in federal and state healthcare programs. Further, PPACA makes clear that a claim that includes items or services resulting from a violation of the Anti-Kickback Statute constitutes a false claim or fraudulent claim for purposes of the Federal False Claims Act. PPACA also amended the Anti-Kickback Statute to weaken the standard of proof the government must meet for an Anti-Kickback conviction. The government does not have to prove that an accused knew of the existence of the Anti-Kickback Statute or that he or she had the specific intent to violate it. Rather, the government only must prove that the individual knowingly and willfully engaged in the conduct.
As authorized by Congress, the Office of Inspector General (OIG) of the Department of Health and Human Services (HHS) has issued safe harbor regulations that immunize certain business arrangements from prosecution under the Anti-Kickback Statute. The fact that a given business arrangement does not fall within one of these safe harbor provisions does not render the arrangement illegal, but business arrangements of healthcare service providers that fail to satisfy the applicable safe harbor criteria are reviewed based upon a facts and circumstances analysis to determine whether a violation may have occurred. Some of the financial arrangements that we may maintain may not meet all of the requirements for safe harbor protection. The authorities that enforce the Anti-Kickback Statute may in the future determine that one or more of these financial arrangements violate the Anti-Kickback Statute or other federal or state laws. A determination that a financial arrangement violates the Anti-Kickback Statute could subject us to liability under the SSA, including criminal and civil penalties, as well as exclusion from participation in government programs such as Medicare and Medicaid or other federal healthcare programs. In addition, an increasing number of states in which we operate have laws that prohibit some direct or indirect payments, similar to the Anti-Kickback Statute, if those payments are designed to induce or encourage the referral of patients to a particular provider. Possible sanctions for violation of these restrictions include exclusion from state-funded healthcare programs, loss of licensure, and civil and criminal penalties. Statutes vary from state to state, are often vague, and may not have been interpreted by courts or regulatory agencies.
In order to obtain additional clarification on the Anti-Kickback Statute or Civil Monetary Penalty Law, a provider can obtain written interpretative advisory opinions from the OIG regarding existing or contemplated transactions. Advisory opinions are binding as to HHS, but only with respect to the requesting party or parties. The advisory opinions are not binding as to other governmental agencies (e.g., the Department of Justice) and certain matters (e.g., whether certain payments made in conjunction with conduct seeking to meet certain safe harbor protections are at fair market value) are not within the purview of an advisory opinion.
In 1998, the OIG issued an advisory opinion in which it concluded that a proposed management services contract between a medical practice management company and a physician practice, which provided that the management company would be reimbursed for the fair market value of its operating services and its costs and paid a percentage of net practice revenues, may constitute illegal remuneration under the Anti-Kickback Statute. The OIG's analysis focused on the marketing activities conducted by the management company and concluded that the management services arrangement described in the advisory opinion included financial incentives to increase patient referrals, contained no safeguards against over-utilization, and included financial incentives that increased the risk of abusive billing practices. We believe that our contractual relationships with hospitals and physicians are distinguishable from the arrangement described in this advisory opinion with regard to both the types of services provided and the risk factors identified by the OIG. We provide outsourced physician staffing and administrative services to hospitals and other healthcare providers through contractual arrangements with physicians and hospitals. In some instances, we may enter into a contractual arrangement that provides that, as compensation for staffing a hospital department, we will receive a percentage of charges generated by the physician services rendered to patients seeking treatment in that department. However, the nature of our business distinguishes us from the management company in the advisory opinion. We do not usually perform marketing or any other management services for the hospital or the physicians by which we can influence significantly the number of patients who seek treatment at the hospital department and thereby increase the compensation received by us from the hospital or paid by us to physicians. Additionally, in any percentage compensation arrangement we have with a hospital, the compensation paid to us by that hospital takes into account only the professional services rendered by our physicians and does not contain financial incentives to increase the referrals of patients by our physicians to the hospital for hospital services. Nevertheless, we cannot assure you that the OIG, the Department of Justice or other federal regulators will not be able to successfully challenge our arrangements under the Anti-Kickback Statute in the future.
Most states also have anti-kickback statues that prohibit kickbacks relating to services provided to Medicaid beneficiaries. Some state statutes are broader and cover all patients.
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
Physician Self-Referral Laws. Our contractual arrangements with physicians and hospitals may implicate the federal physician self-referral statute commonly known as the Stark Law. The Stark Law prohibits the referral of Medicare and Medicaid beneficiaries for any “designated health services” to an entity if the physician or a member of such physician's immediate family has a “financial relationship” with the entity, unless an exception in the Stark Law or regulations applies.
The Stark Law provides that the entity that renders the “designated health services” may not present or cause to be presented a claim for “designated health services” furnished pursuant to a prohibited referral. A person who engages in a scheme to circumvent the Stark Law's prohibitions may be fined up to $100,000 for each applicable arrangement or scheme. In addition, anyone who presents or causes to be presented a claim in violation of the Stark Law is subject to payment denials, mandatory refunds, monetary penalties of up to $15,000 per service, an assessment of up to three times the amount claimed, and possible exclusion from participation in federal healthcare programs. PPACA includes some amendments to the Stark Law. For example, PPACA requires CMS to issue a Voluntary Self-Referral Disclosure Protocol (SRDP) as a vehicle through which health care providers and suppliers can disclose actual or potential violations of the Stark Law. The SRDP allows CMS to reduce the payment amounts due for Stark Law violations when the violation is self-disclosed but also requires the disclosing party to act within 60 days of identification of an overpayment and does not include any provision for government agency coordination in the event of disclosure.
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
In addition, a number of the states in which we operate have similar prohibitions on physicians' self-referrals. These state prohibitions may differ from the Stark Law's prohibitions and exceptions. Violations of these state laws may result in prohibition of payment for services rendered, loss of licenses, fines, and criminal penalties. State statutes and regulations also may require physicians or other healthcare professionals to disclose to patients any financial relationship the physicians or healthcare professionals have with a healthcare provider that is recommended to the patients. These laws and regulations vary significantly from state to state, are often vague and, in many cases, have not been interpreted by courts or regulatory agencies. Exclusions and penalties, if applied to us, could result in significant loss of reimbursement to us, thereby significantly affecting our financial condition.
Other Healthcare Fraud and Abuse Laws. PPACA includes a number of provisions that expand and increase the government's ability to audit, investigate and combat healthcare program fraud, abuse and waste. For example, PPACA requires enhanced oversight of provider screening and enrollment, including requiring additional disclosures and the establishment of compliance programs. The law also creates new authorities to impose civil monetary penalties and exclude providers or suspend payments, and it expands the definition of false claims and enhances the penalties for submitting false claims or failing to comply with investigations.
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
The Federal False Claims Act imposes civil liability on individuals and entities that submit or cause to be submitted false or fraudulent claims for payment to the government. On May 20, 2009, the Fraud Enforcement and Recovery Act (FERA) an act designated to overhaul the Federal False Claims Act, was enacted. FERA greatly expanded the reach of the Federal False Claims Act by eliminating the prior requirement that a false claim be presented to a federal official, or that such a claim directly involve federal funds. The new law clarifies that liability attaches whenever an individual or entity makes a false claim to obtain money or property, any part of which is provided by the government, without regard to whether the individual or entity makes such claim directly to the federal government. Consequently, under FERA, liability attaches when such false claim is submitted to an agent acting on the government's behalf or with a third party contractor, grantee or other recipient of such federal money or property. Additionally, under FERA, individuals and entities violate the Federal False Claims Act by knowingly retaining historic improper payments (overpayments/overprovisions) even if the individual or entity did not make claim for such payments.
PPACA requires that overpayments be reported and returned within 60 days after the overpayment is identified or the corresponding cost report was due. Failure to report and return the overpayment creates the basis for Federal False Claims Act liability. In addition, PPACA requires that claims submitted to private parties, such as Medicare Advantage or Medicaid managed care plans, that have received government funds are subject to Federal False Claims Act liability. Violations of the Federal False Claims Act may include treble damages and penalties of up to $11,000 per false or fraudulent claim.
In addition to actions being brought under the Federal False Claims Act by government officials, the Federal False Claims Act also allows a private individual with direct knowledge of fraud to bring a whistleblower, or qui tam, lawsuit on behalf of the government for violations of the Federal False Claims Act. PPACA also broadens the direct knowledge requirement so that the private individual is not required to have direct knowledge of the allegations, but must provide information to the government before it is publicly disclosed and that is independent of and materially adds to any publicly disclosed allegations. In that event, the whistleblower is responsible for initiating a lawsuit that sets in motion a chain of events that may eventually lead to the recovery of money by the government. The Federal False Claims Act and FERA extend broad protections to whistleblowers that prohibit entities from demoting, harassing, terminating or otherwise retaliating against whistleblowers for making Federal False Claims Act allegations.
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
In addition to the Federal False Claims Act, under the Health Insurance Portability and Accountability Act of 1996 (HIPAA) there are five additional federal criminal statutes: “healthcare fraud,” “false statements relating to healthcare matters,” “theft or embezzlement in connection with healthcare,” “obstruction of criminal investigations of healthcare offenses,” and “laundering of monetary instruments.” These HIPAA criminal statutes encompass fraud against private payers. Violations of these statutes constitute felonies and may result in fines, imprisonment, and/or exclusion from government-sponsored programs. The “healthcare fraud” provisions of HIPAA prohibit knowingly and willfully executing a scheme or artifice to defraud any healthcare benefit program, including private payers. The “false statements” provisions of HIPAA prohibit knowingly and willfully falsifying, concealing or covering up a material fact by any trick, scheme or device or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services.
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
Administrative Simplification and the Transactions, Privacy and Security Rules. HIPAA mandates the adoption of standards for the exchange of electronic health information in an effort to encourage overall administrative simplification and enhance the effectiveness and efficiency of the healthcare industry. Ensuring privacy and security of patient information was one of the key factors behind the legislation, and subsequent regulations established electronic transaction standards that healthcare providers must use when submitting or receiving certain healthcare data electronically and regulated the use and disclosure of individuals' healthcare information, whether communicated electronically, on paper or verbally. We comply with electronic transaction standards and transmit data in the standardized format to health plans that are able to accept the format.
The regulations also provide patients with significant rights related to understanding and controlling how their health information is used or disclosed. We have privacy policies for our covered entity activities and have entered into business associate agreements with affiliated providers, including physicians, hospitals and other covered entities and our vendors. We believe we are in substantial compliance with the HHS' final regulations concerning the privacy of healthcare information.
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
The HIPAA statute includes penalties for violations of the HIPAA regulations. The Secretary of HHS is permitted to impose civil penalties for violations of HIPAA requirements of $100 per violation (with a maximum of $25,000 in penalties per calendar year for the same type of violation). The Department of Justice has the authority to enforce criminal violations of HIPAA that include fines of between $50,000 and $250,000, and 10 years' imprisonment, or both. Criminal offenses include knowingly (i) using or causing to be used a unique health identifier in violation of the privacy standards, (ii) obtaining individually identifiable health information relating to an individual in violation of the privacy standards, or (iii) disclosing individually identifiable health information to another person in violation of the privacy standards. Other bases for criminal prosecution, for example, include committing an offense with the intent to use individually identifiable health information for commercial advantage, personal gain, or malicious harm.
HHS' regulations relating to the enforcement and imposition of penalties on entities that violate a HIPAA standard set forth procedural and substantive requirements for the enforcement and imposition of civil penalties under HIPAA. At this time, we believe our operations are currently conducted in substantial compliance with these HIPAA requirements.
The American Recovery and Reinvestment Act (ARRA) its amendments and its regulations, include additional requirements related to the privacy and security of patient information. It extends compliance with the Privacy Rule and Security Rule to business associates; requires, in certain instances, the reporting of incidents where the security of patient information has been compromised; increases penalties for HIPAA violations; and provides state attorneys general with enforcement authority over the Privacy Rule and Security Rule.
Amendments to HIPAA in the ARRA significantly increased the penalties for HIPAA violations and extended the reach of these penalties to business associates, such as the Company. There is a tiered system of penalties ranging from $100 to $50,000 per violation, with an annual maximum of $25,000 to $1,500,000. State attorneys general are empowered to bring suit on behalf of residents of their state for injunctions, statutory damages, and attorneys' fees. The increased penalties and the authorization of state attorneys general for enforcement became effective on February 17, 2009.
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
On January 17, 2013, HHS issued a final rule to implement modifications to the HIPAA Privacy, Security, and Enforcement Rules as required by ARRA, such as business associate compliance, reporting of data breaches, changes to enforcement practice, as well as modifications as required in the Genetic Information Nondiscrimination Act. The rule becomes effective March 26, 2013 but covered entities and their business associates have until September 23, 2013 to comply. The final rule also revises the "harm standard" used to determine when entities are required to report data breaches which will likely result in covered entities and business associates having to report virtually all breaches. The final rule also makes covered entities liable for the acts of their business associates and business associates liable for the acts of their subcontractors, who are now also deemed business associates.
PPACA also required HHS to issue a series of regulations designed to streamline healthcare administrative transactions, encourage greater use of standards by providers, and make existing standards work more effectively. On July 8, 2011, HHS issued an interim final rule related to electronic health care transactions for determining patient eligibility and tracking the status of health care claims. On January 10, 2012, HHS issued another interim final rule related to use of electronic funds transfers. On August 10, 2012, HHS published an interim final rule adopting operating rules for electronic fund transfers and remittance advice transactions. On September 5, 2012, CMS published a final rule establishing a unique health plan identifier to allow providers to automate and simplify their processes, particularly when processing bills and other transactions. Additional administrative simplification rules will be published in the future related to, standards for claims attachments, and requirements for certifying compliance with HIPAA standards and operating rules. Based on the existing and proposed administrative simplification of HIPAA regulations, we believe the cost of our compliance with HIPAA will not have a material adverse effect on our business, financial condition or results of operations.
The U.S. healthcare industry's transition from ICD-9 to ICD-10 for medical diagnosis and inpatient procedure coding will occur in two stages, each requiring significant investment in appropriate software as well as training and changes in business operations and workflows. Disruptions in service may also occur as a result of these changes. As of January 1, 2012, all standards for electronic healthcare transactions related to claims, eligibility inquiries, and remittance advice are required to be converted to Version 5010, which accommodates the ICD-10 codes. CMS enforcement for non-compliance with these new standards began on July 1, 2012. In August 2012, CMS issued a final rule delaying to October 1, 2014, the date on which ICD-10 codes must be used on all HIPAA transactions, including outpatient claims with dates of service, and inpatient claims with dates of discharge on and after October 1, 2014.
In July 2010, HHS issued regulations establishing the technical capabilities required for certified electronic health record technology and “meaningful use” objectives that providers must meet to qualify for bonus payments under the Medicare Program. Bonus payments began in May 2011 and will continue until 2016. Starting in 2015, Medicare reimbursement will be adjusted for providers that have not demonstrated meaningful use. On August 23, 2012, CMS issued a final rule specifying Stage 2 certification criteria and reporting requirements that providers must meet to qualify for “meaningful use” bonus payments. Providers who first attested to Stage 1 criteria in 2011 will have to begin using Stage 2 criteria in 2014. Significant expenditures may be necessary to facilitate connectivity to hospital systems or otherwise develop e-prescribing and electronic medical record capabilities. CMS also announced that it plans at least one additional update and expects to finalize Stage 3 criteria through rulemaking in early 2014 and make Stage 3 effective beginning in 2016. On August 23, 2012, the HHS Office of the National Coordinator for Health Information Technology issued standards, implementation specifications and certification criteria for electronic health record technology.
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
Related Laws and Guidelines. Because we perform services at hospitals, outpatient facilities and other types of healthcare facilities, we and our affiliated providers may be subject to laws that are applicable to those entities. For example, our operations are impacted by the Emergency Medical Treatment and Labor Act (EMTALA) that prohibits “patient dumping” by requiring Medicare-participating hospitals and hospital ED physicians or hospital urgent care center physicians to provide a medical screening examination to any patient presented to the hospital's ED or urgent care center, regardless of the patient's ability to pay, legal status or citizenship. In addition, if it is determined that the individual has an emergency medical condition, the facility must provide stabilizing treatment within its capabilities or provide for an appropriate transfer of the individual. Many states in which we operate have similar state law provisions concerning patient dumping.
In addition to the EMTALA and its state law equivalents, significant aspects of our operations are subject to state and federal statutes and regulations governing workplace health and safety, dispensing of controlled substances and the disposal of medical waste. Changes in ethical guidelines and operating standards of professional and trade associations and private accreditation commissions such as the American Medical Association and The Joint Commission may also affect our operations. We believe our operations as currently conducted are in substantial compliance with these laws and guidelines.
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
Company Website and Availability of SEC Filings
The Company's Internet website is www.teamhealth.com. Information on the Company's website is not incorporated by reference herein and is not a part of this Form 10-K. The Company makes available free of charge and provides a link on its website to the Company's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after those reports are electronically filed with, or furnished to, the Securities and Exchange Commission. To access these filings, go to the Company's website, then click on “SEC Filings” under the “Financials” heading on the “Investor Relations” page.
The Company uses its Website as a channel of distribution for material Company information. Financial and other material information regarding the Company is routinely posted on the Company's website and is readily accessible.
Special Note About Forward-Looking Statements
Statements made in this Form 10-K that are not historical facts and that reflect the current view of the Company about future events and financial performance are hereby identified as “forward-looking statements.” Some of these statements can be identified by terms and phrases such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “could,” “should” “may,” “plan,” “project,” “predict” and similar expressions and include references to assumptions that we believe are reasonable and relate to our future prospects, developments and business strategies. The Company cautions readers of this Form 10-K that such “forward-looking statements,” including without limitation, those relating to the Company's future business prospects, revenue, working capital, professional liability expense, liquidity, capital needs, interest costs and income, wherever they occur in this Form 10-K or in other statements attributable to the Company, are necessarily estimates reflecting the judgment of the Company's senior management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the “forward-looking statements.” For a discussion of factors that could cause our actual results to differ materially from those expressed or implied in such forward-looking statements, see “Item 1A-Risk Factors” below and “Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates.”

The Company's forward-looking statements speak only as of the date of this report or as of the date they are made. The Company disclaims any intent or obligation to update “forward-looking statements” made in this Form 10-K to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

Item 1A.	RISK FACTORS
You should carefully consider the following information about these risks, together with the other information contained in this Form 10-K, including “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the notes thereto. If any of the following risks actually occurs, our business, financial condition, operating results and prospects could be adversely affected.
Risks Related to Our Business
The current U.S. and global economic conditions could materially adversely affect our results of operations and business condition.
Our operations and performance depend significantly on economic conditions. The U.S. economy has experienced a prolonged economic downturn. While economic conditions have recently improved, there is continued uncertainty regarding the timing or strength of any economic recovery. If the current economic situation remains weak or deteriorates further, our business could be negatively impacted by reduced demand for our services or third-party disruptions resulting from higher levels of unemployment, government budget deficits and other adverse economic conditions. For example, loss of jobs and lack of health insurance as a result of the deterioration of the economy could depress demand for healthcare services generally. Patient volume trends in our staffed hospital EDs could be adversely affected as individuals potentially defer or forgo seeking care in such departments due to the loss or reduction of coverage previously available to such individuals under commercial insurance or government healthcare programs. In addition, the continuation of the economic downturn may adversely impact our ability to collect for the services we provide as higher unemployment and reductions in commercial managed care enrollment may increase the number of uninsured and underinsured patients seeking healthcare at one of our staffed EDs. We could also be negatively affected if the federal government or the states reduce funding of Medicare, Medicaid and other federal and state healthcare programs in response to increasing deficits in their budgets. For example, debt ceiling legislation enacted on August 2, 2011 established a bipartisan, bicameral panel to identify up to $1.5 trillion in spending cuts. The failure of that panel to reach consensus has triggered 2% across-the-board cuts in Medicare reimbursement starting in 2013 unless Congress and the current presidential administration decide to enact a new law to modify these sequestration obligations. On January 1, 2013, Congress passed legislation delaying implementation of these cuts until March 1, 2013.
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
The current U.S. and state health reform legislative or implementation initiatives could adversely affect our operations and business condition.
On March 23, 2010, President Obama signed into law the PPACA which significantly affects the United States healthcare system. One of PPACA's key goals is to increase access to health benefits for the uninsured or underinsured populations. PPACA also includes Medicare payment and delivery reforms aimed at containing costs, rewarding quality and improving outcomes through coordinated care arrangements. For example, PPACA reduces annual payment rates for Medicare providers, implements productivity adjustments to the hospital market basket update, and reduces Medicare Disproportionate Share Hospital payments to hospitals. Payments to hospitals will also be reduced if the hospital has excessive readmission rates or hospital acquired conditions. PPACA requires the creation of a value-based purchasing program, starting in 2013, that rewards hospitals for improving on or achieving performance standards related to quality measures. PPACA also requires the establishment of a physician value-based payment system, starting on January 1, 2015, that would adjust payments to high performing physicians through the use of a “value-modifier”. In the 2012 MPFS, the CMS finalized 2013 as the evaluation period for the 2015 payment adjustment. The 2013 MPFS made adjustments to apply the value modifier to groups of 100 or more eligible physicians, rather than the proposed 25 or more eligible physicians. PPACA includes provisions to test new payment and delivery models, such as accountable care organizations, bundled payment arrangements, and patient-centered medical homes, which require collaboration among providers and integration of care in order to reduce costs and increase quality. There are similar reductions and reforms under the Medicaid program. PPACA also provides Medicare bonus payments to primary care physicians and general surgeons practicing in health professional shortage areas as well as increased Medicaid payments for primary care services furnished by certain physicians at the Medicare rates in 2013 and 2014. In November 2012, CMS released a final rule to increase Medicaid payments for primary care services furnished by certain physicians to the

Medicare rates in 2013 and 2014. In December 2012, CMS released technical corrections to the final rule. Additionally, CMS has issued three frequently asked questions (FAQs), one in December 2012, one in January 2013 and one in February 2013. Notwithstanding this rulemaking and guidance, states need to apply for this additional funding at which time it should become more definitive as to which physicians will be eligible for these additional Medicaid payments. Additionally, should CMS issue further guidance, it should become more definitive as to which physicians will be eligible for these increased Medicaid payments. Some key provisions in PPACA involve new federal rules related to private health insurance offerings. For example, there is a new review for unreasonable premium increases and new medical loss ratio obligations designed to maximize benefits to consumers. These and other new federal rules in PPACA are expected to create pricing pressure on private health insurance premiums. As a result, there may be pricing pressure for providers such as the affiliated provider groups of the company. PPACA also includes provisions that expand and increase the government's ability to audit, investigate and combat healthcare program fraud, abuse and waste.
On June 28, 2012, the Supreme Court upheld the constitutionality under Congress's taxing power of the requirement in PPACA that individuals maintain health insurance or pay a penalty. The Supreme Court upheld the PPACA provision expanding Medicaid eligibility to new populations as constitutional, but only so long as the expansion of the Medicaid program is optional for the states. States that choose not to expand their Medicaid programs to newly eligible populations in PPACA can only lose the new federal Medicaid funding in PPACA but not their eligibility for existing federal Medicaid matching payments. Although some states have announced their intention to expand their Medicaid programs in 2014 and several appear to be leaning to expansion, approximately half the states, including states in which we do business, have announced that they will not expand, are leaning toward not expanding or are still undecided. It is unclear at this time how many states will ultimately expand their Medicaid programs under PPACA. We believe that upholding the current PPACA law means that there is an increased likelihood that there will be more people in the U.S. marketplace who will have access to health insurance benefits. However, it is unclear what the pricing will be for covered services under those health insurance benefits or what the effect will be in states that do not expand their Medicaid programs.
Some states also have similar health reform legislative initiatives pending. Both federal and state changes to the healthcare system put pressure on our operations and business condition. The focus on payment and delivery reforms may require us to improve efficiencies and possibly to develop new collaborative arrangements as efforts to transform healthcare delivery are tested.
Laws and regulations that regulate payments for medical services made by government sponsored or government regulated healthcare programs could cause our revenues to decrease.
Our affiliated provider groups derive a significant portion of their net revenues from payments made by government sponsored healthcare programs such as Medicare and state reimbursed programs. There are public and private sector pressures to restrain healthcare costs and to restrict reimbursement rates for medical services. Any change in reimbursement policies, practices, interpretations, regulations or legislation that places limitations on reimbursement amounts or practices could significantly affect hospitals, and consequently affect our operations unless we are able to renegotiate satisfactory contractual arrangements with our hospital clients and contracted physicians. Any limitations on reimbursement amounts or practices also could significantly affect direct payments received by our affiliated provider groups, which would consequently affect our operations unless such reductions are offset through cost reductions, increased volume or otherwise.
Certain changes to payor mix may also affect our revenue and business operations. PPACA is expected to bring into the covered health benefits population approximately 30 million new lives. Some will be covered under private health insurance. Others will be covered under optional new eligibility standards for Medicaid. Historically and generally speaking, payment rates from private health insurance for physician services have been greater than the Medicaid rates for the same services. However, at this time we cannot accurately estimate the payment rates for these new lives expected to be brought into the covered health benefits population. Our revenue could be adversely impacted if states aggressively pursue lower rates or cost containment strategies as a result of any expansion of their existing Medicaid programs to include newly eligible populations under PPACA. This possible expansion comes at a time of increasing state budget deficits. Also, as states create exchanges to facilitate coverage for new lives expected to be brought into the covered health benefits population, there may be increased pricing pressure on providers, regardless of payer.
Under Medicare law CMS is required to update the MPFS payment rates annually based on a formula which includes application of the SGR that was adopted in the Balanced Budget Act of 1997. This formula has yielded negative updates every year beginning in 2002, although CMS was able to take administrative steps to avert a reduction in 2003, and Congress has taken a series of legislative actions to prevent reductions from 2004 through 2013. Because the SGR reductions are cumulative, if the SGR had been applied for 2013 the reduction in physician fees would have been up to 26.5%. Congress froze physician payments at current Medicare payment rates through December 31, 2013. Without further Congressional action, Medicare physician payments will be reduced on January 1, 2014 under the SGR formula. The reduction amount will be determined by

CMS when it releases its final 2014 MPFS payment changes. There have been numerous recommendations to repeal the SGR but none have been met with Congressional approval because of the cost to the Medicare program if it were repealed.
In November 2012, CMS released the final rule to update the 2013 MPFS. Included in the final rule are changes in reimbursement that are overall budget neutral, but redistribute payments among different medical specialties. We estimate that the final 2013 MPFS rule reduces 2013 reimbursement rates to emergency medicine providers by approximately 0.6% and increases 2013 reimbursement rates to anesthesiologists by approximately 1%. For 2013 and 2014, eligible professionals can earn a bonus payment of 0.5% for satisfactory reporting under the PQRS. Additionally for 2013, Medicare will now pay CRNAs for all anesthesiology and pain management services that they are permitted to provide under state scope of practice laws.
Also in November 2012, CMS also released the final rule to increase Medicaid payments for primary care services furnished by certain physicians to the Medicare rates in 2013 and 2014. In December 2012, CMS released technical corrections to the final rule. Additionally, CMS has issued three FAQs, one in December 2012, one in January 2013 and one in February 2013. Notwithstanding this rulemaking and guidance, states need to apply for this additional funding at which time it should become more definitive as to which physicians will be eligible for these additional Medicaid payments. Additionally, should CMS issue further guidance, it should become more definitive as to which physicians will be eligible for these increased Medicaid payments.
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
We may staff physician assistants and nurse practitioners, sometimes referred to collectively as mid-level practitioners, to provide care under the supervision of physicians. State and federal laws require that such supervision be performed and documented using specific procedures. We believe our billing and documentation practices related to our use of mid-level practitioners substantially comply with applicable state and federal laws, but enforcement authorities may find that our practices violate such laws.
When our clinicians' services are covered by multiple third-party payers, such as a primary and a secondary payer, financial responsibility must be allocated among the multiple payers in a process known as “coordination of benefits,” (COB). The rules governing COB are complex, particularly when one of the payers is Medicare or another government program. Although we believe we currently have procedures in place to assure that we comply with applicable COB rules and that we process refunds appropriately when we receive overpayments, payers or enforcement agencies may determine that we have violated these requirements.
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
Management is not aware of any material inquiry, investigation or notice from any governmental entity indicating that we are in violation of any of the Medicare, Medicaid or other government payer reimbursement laws and regulations. However, such laws and related regulations and regulatory guidance may be ambiguous or contradictory, and may be interpreted or applied by prosecutorial, regulatory or judicial authorities in ways that we cannot predict. Accordingly, our arrangements and business practices may be the subject of government scrutiny or be found to violate applicable laws.

We may incur substantial costs defending our interpretations of federal and state government regulations and if we lose, the government could force us to restructure our operations and subject us to fines, monetary penalties and exclusion from participation in government-sponsored health care programs such as Medicare and Medicaid.
Our operations, including our billing and other arrangements with healthcare providers, are subject to extensive federal and state government regulation and are subject to audits, inquiries and investigations from government agencies from time to time. Such regulations include numerous laws directed at payment for services, conduct of operations, and preventing fraud and abuse, laws prohibiting general business corporations, such as us, from practicing medicine, controlling physicians' medical decisions or engaging in some practices such as splitting fees with physicians, and laws regulating billing and collection of reimbursement from government programs, such as Medicare and Medicaid, and from private payers. Those laws may have related rules and regulations that are subject to interpretation and may not provide definitive guidance as to their application to our operations, including our arrangements with hospitals, physicians and professional corporations. See “Business-Regulatory Matters.”
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
In the event regulatory action were to limit or prohibit us from carrying on our business as we presently conduct it or from expanding our operations to certain jurisdictions, we may need to make structural, operational and organizational modifications to our company and/or our contractual arrangements with third party payers, physicians, professional corporations and hospitals. Our operating costs could increase significantly as a result. We could also lose contracts or our revenues could decrease under existing contracts. Moreover, our financing agreements may also prohibit modifications to our current structure and consequently require us to obtain the consent of the holders of such indebtedness or require the refinancing of such indebtedness. Any restructuring would also negatively impact our operations because our management's time and attention would be diverted from running our business in the ordinary course.
For example, while we believe that our operations and arrangements comply substantially with existing applicable laws relating to the corporate practice of medicine and fee splitting, we cannot assure you that our existing contractual arrangements, including restrictive covenant agreements with physicians, professional corporations and hospitals, will not be successfully challenged in certain states as unenforceable or as constituting the unlicensed practice of medicine or prohibited fee splitting. In this event, we could be subject to adverse judicial or administrative interpretations or to civil or criminal penalties, our contracts could be found to be legally invalid and unenforceable or we could be required to restructure our contractual arrangements with our affiliated provider groups.
We and the health care providers for which we provide staffing are subject to billing investigations and audits by private payers, federal and state authorities, as well as auditing contractors for governmental programs that could have a material adverse effect on our business, financial conditions and results of operations.
State and federal statutes impose substantial penalties, including civil and criminal fines, exclusion from participation in government healthcare programs and imprisonment, on entities or individuals (including any individual corporate officers or physicians deemed responsible) that fraudulently or wrongfully bill to or fail to refund historic incorrect payments to governmental or other third-party payers for healthcare services. In addition, federal and certain state laws allow a private person to bring a civil action in the name of the U.S. government for false billing violations or other types of false claims. Moreover, the federal government has contracted with private entities to audit and recover revenue resulting from payments made in excess of federal and state program requirements. These entities include Recovery Audit Contractors (RACs) who are responsible for auditing Medicare claims, and Medicaid Integrity Contractors, who are responsible for auditing Medicaid claims. The RAC program was expanded from a demonstration to a permanent Medicare program in 2006, and was further expanded by PPACA in 2010 to include Medicaid and Medicare Parts C (the Medicare Advantage Plans) and D (the Medicare Drug Benefit). In addition, Zone Program Integrity Contractors are responsible for the identification of suspected fraud through medical record review. We believe that additional audits, inquiries and investigations from government agencies will continue to occur from time to time in the ordinary course of our business, including as a result of our arrangements with hospitals and healthcare providers. In addition, we may be subject to increased audits from private payers and pursuant to federal criminal statutes that relate to our billings to private payers. This could result in substantial defense costs to us and a diversion of management's time and attention. Such pending or future audits, inquiries or investigations, or the public disclosure of such matters, may have a material adverse effect on our business, financial condition and results of operations.
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
The relevant laws and regulations are complex and may be unclear or subject to interpretation. We pursue the steps we believe we must take to retain or obtain all requisite operating authorities. While we have made reasonable efforts to substantially comply with federal, state and local licensing and certification laws and regulations and accreditation standards based upon what we believe are reasonable and defensible interpretations of these laws, regulations and standards, agencies that administer these programs may find that we have failed to comply in some material respects. Failure to comply with these licensing, certification and accreditation laws, regulations and standards could result in our affiliated providers' services being found non-reimbursable or prior payments being subject to recoupment, and can give rise to civil or, in extreme cases, criminal penalties.
In order to receive payment from Medicare, Medicaid and certain other government programs, healthcare providers are required to enroll in these programs by completing complex enrollment applications. PPACA requires all providers and suppliers that enrolled in Medicare prior to March 25, 2011 to revalidate their enrollment information under new screening criteria. Revalidation is taking place on a rolling basis until March 23, 2015. Certain government programs, including the Medicare and Medicaid programs, require notice or re-enrollment when certain ownership changes occur. Generally, in jurisdictions where we are required to obtain a new licensing authority, we may also be required to re-enroll in that jurisdiction's government payer program. If the payer requires us to complete the re-enrollment process prior to submitting reimbursement requests, we may be delayed in receiving payment, receive refund requests or be subject to recoupment for services provided in the interim.
Compliance with these change in ownership requirements is complicated by the fact that they differ from jurisdiction to jurisdiction, and in some cases are not uniformly applied or interpreted even within the same jurisdiction. Failure to comply with these enrollment and reporting requirements could lead not only to delays in payment and refund requests, but in extreme cases could give rise to civil (including refunding of payments for services rendered and other monetary penalties) or criminal penalties in connection with prior changes in our operations and ownership structure. While we made reasonable efforts to comply with these requirements in connection with prior changes in our operations and ownership structure, the agencies that administer these programs may find that we have failed to comply in some material respects.

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
We could also be liable for claims against our clinicians for incidents that occurred but were not reported during periods for which claims-made insurance covered the related risk. Under generally accepted accounting principles, the cost of professional liability claims, which includes the estimated costs associated with litigating or settling claims, is accrued when the incidents that give rise to the claims occur. The accrual includes an estimate of the losses that will result from incidents, which occurred during the claims-made period, but were not reported during that period. These claims are referred to as incurred-but-not-reported claims (IBNR) claims. With respect to those clinicians for whom we provide coverage for claims that occurred during periods prior to March 12, 2003, we have acquired extended reporting period coverage (tail coverage) for IBNR claims from a commercial insurance company. Claim losses for periods prior to March 12, 2003 may exceed the limits of available insurance coverage or reserves established by us for any losses in excess of such insurance coverage limits.
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
We have established reserves for losses and related expenses that represent estimates at a given point in time involving actuarial and statistical projections of our expectations of the ultimate resolution and administration of costs of losses incurred for professional liability risks for the period on and after March 12, 2003. We have also established a reserve for potential losses in excess of commercial insurance aggregate coverage limits for the period prior to March 12, 2003. Insurance reserves are inherently subject to uncertainty. Our reserves are based on historical claims, demographic factors, industry trends, severity and exposure factors and other actuarial assumptions. Studies of projected ultimate professional liability losses are performed at least annually. We use the actuarial estimates to establish professional liability loss reserves. Our reserves could be significantly affected should current and future occurrences differ from historical claim trends and expectations. While claims are monitored closely when estimating reserves, the complexity of the claims and the wide range of potential outcomes often hampers timely adjustments to the assumptions used in these estimates. Actual losses and related expenses may deviate, perhaps substantially, from the reserve estimates reflected in our financial statements. If our estimated reserves are determined to be inadequate, we will be required to increase reserves at the time of such determination, which would result in a corresponding reduction in our net earnings in the period in which such deficiency is determined. See “Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates-Insurance Reserves” and Note 14 to the audited consolidated financial statements incorporated by reference herein.
We depend on reimbursements by third-party payers, as well as payments by individuals, which could lead to delays and uncertainties in the reimbursement process.
We receive a substantial portion of our payments for healthcare services on a fee for service basis from third-party payers, including Medicare, Medicaid, the U.S. government’s military healthcare system and other governmental programs, private insurers and managed care organizations. We estimate that we have received approximately 70% of our net revenues from such third-party payers during both 2011 and 2012. We estimate that such amounts included approximately 17% from Medicare in both 2011 and 2012, 11% and 10% from Medicaid programs in 2011and 2012, respectively, and 5% from military and other government programs in both 2011 and 2012.
The reimbursement process is complex and can involve lengthy delays. Third-party payers continue their efforts to control expenditures for healthcare, including proposals to revise reimbursement policies. While we recognize revenue when healthcare services are provided, there can be delays before we receive payment. In addition, third-party payers may disallow, in whole or in part, requests for reimbursement based on determinations that certain amounts are not reimbursable under plan coverage, that services provided were not medically necessary, that services rendered in an ED did not require ED level care or that additional supporting documentation is necessary. Retroactive adjustments may change amounts realized from third-party payers. We are subject to governmental audits of our reimbursement claims under Medicare, Medicaid, the U.S. government's military healthcare system and other governmental programs and may be required to repay these agencies if found that we were incorrectly reimbursed. Delays and uncertainties in the reimbursement process may adversely affect accounts receivable, increase the overall costs of collection and cause us to incur additional borrowing costs.

We also may not be paid with respect to co-payments and deductibles that are the patient's financial responsibility or in those instances when physicians provide healthcare services to uninsured or underinsured individuals. Amounts not covered by third-party payers are the obligations of individual patients from whom we may not receive whole or partial payment. We also may not receive whole or partial payments from uninsured and underinsured individuals. As a result of government laws and regulations requiring hospitals to screen and treat patients who have an emergency medical condition regardless of their ability to pay and our obligation to provide such screening or treatment, a substantial increase in self-pay patients could result in increased costs associated with physician services for which sufficient net revenues are not realized to offset such additional physician service costs. In such an event, our earnings and cash flow would be adversely affected, potentially affecting our ability to maintain our restrictive debt covenant ratios and meet our financial obligations.
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
We derive our revenues from ED services provided by affiliated provider groups primarily through two types of arrangements. If we have a flat fee contract with a hospital, the hospital bills and collects fees for physician services and remits a negotiated amount to us monthly. If there is a fee for service contract with a hospital, either we or our affiliated provider groups collect the fees for professional services. Consequently, under fee for service contracts, we assume the financial risks related to changes in the mix of insured, uninsured and underinsured patients and patients covered by government sponsored healthcare programs, third party reimbursement rates and changes in patient volume. We are subject to these risks because under fee for service contracts, fees decrease if a smaller number of patients receive physician services or if the patients who do receive services do not pay their bills for services rendered or we are not fully reimbursed for services rendered. Our fee for service contractual arrangements also involve a credit risk related to services provided to uninsured and underinsured individuals. This risk is exacerbated in the hospital ED physician-staffing context because federal law requires hospital EDs to evaluate all patients regardless of the severity of illness or injury and to stabilize any patient with an emergency medical condition. We believe that uninsured and underinsured patients are more likely to seek care at hospital EDs because they frequently do not have a primary care physician with whom to consult. We also collect a relatively smaller portion of our fees for services rendered to uninsured and underinsured patients than for services rendered to insured patients. In addition, fee for service contracts also have less favorable cash flow characteristics in the start-up phase than traditional flat-rate contracts due to longer collection periods. Our revenues could also be reduced if third-party payers successfully negotiate lower reimbursement rates for our physician services.
Failure to timely or accurately bill for services could have a negative impact on our net revenues before provision for uncollectibles, bad debt expense and cash flow.
Billing for ED visits in a hospital setting and other physician-related services is complex. The practice of providing medical services in advance of payment or, in many cases, prior to assessment of ability to pay for such services, may have a significant negative impact on our net revenues before provision for uncollectibles, bad debt expense and cash flow. We bill numerous and varied payers, including self-pay patients, various forms of commercial insurance companies and Medicare, Medicaid, the U.S. government's military healthcare system and other government programs. These different payers typically have differing forms of billing requirements that must be met prior to receiving payment for services rendered. Reimbursement to us is typically conditioned on our providing the proper procedure and diagnosis codes. Incorrect or incomplete documentation and billing information could result in non-payment for services rendered. In addition, PPACA requires that all claims must be submitted within 12 months of the date of service in order to be paid, unless the delay is due to coordination of benefits.
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
In addition, the majority of the patient visits for which we bill payers are processed in one of four regional billing centers. A disruption of services at any one of these locations could result in a delay in billing and thus cash flows to us, as well as potential additional costs to process billings in alternative settings or locations. In 2012, our billing centers processed approximately 92% of our patient visit billings using a common automated billing system. While we employ what we believe are adequate back-up alternatives in the event of a main computer site disaster, failure to execute our back-up plan successfully or timely may cause a significant disruption to our cash flows and temporarily increase our billing costs. In the event that we do not timely or accurately bill for our services, our net revenues may be subject to a significant negative impact.
If we are unable to timely enroll healthcare professionals in the Medicare or Medicaid programs, or with third-party payers, our collections and revenues will be harmed.
In the 2009 MPFS, CMS substantially reduced the time within which physicians and other healthcare professionals can retrospectively bill Medicare for services provided by such providers from 27 months prior to the effective date of the enrollment to 30 days prior to the effective date of the billing privileges. In addition, the new enrollment rules set forth in the 2009 MPFS provide that the effective date of the enrollment will be the later of the date on which the enrollment was filed and approved by the Medicare contractor and the date on which the healthcare professional began providing services. PPACA also adds new screening requirements for enrollment and re-enrollment, as well as enhanced oversight periods for new providers and suppliers, and new requirements for Medicare and Medicaid program providers and suppliers to establish compliance programs. If we are unable to properly enroll our physicians and other healthcare professionals within the 30 days after such provider begins providing services, we will be precluded from billing Medicare for any services that were provided to a Medicare beneficiary more than thirty days prior to the effective date of the enrollment. Such failure to timely enroll healthcare professionals could have a material adverse effect on our business, financial condition and results of operations. Enrollment challenges with the Medicaid programs and third-party payers could also have a material adverse effect on our business, financial condition and results of operations.
A reclassification of our independent contractor physicians by tax authorities could require us to pay retroactive taxes and penalties, which could have a material adverse effect on us.
As of December 31, 2012, we contracted with approximately 2,800 affiliated physicians as independent contractors to fulfill our contractual obligations to clients. Because we consider many of the physicians with whom we contract to be independent contractors, as opposed to employees, we do not withhold federal or state income or other employment related taxes, make federal or state unemployment tax or Federal Insurance Contributions Act payments, or provide workers' compensation insurance with respect to such affiliated physicians. Our contracts with our independent contractor physicians obligate these physicians to pay these taxes. The classification of physicians as independent contractors depends on the facts and circumstances of the relationship. In the event federal or state taxing authorities determine that the physicians engaged as independent contractors are employees, we may be adversely affected and subject to retroactive taxes and penalties. Under current federal tax law, a safe harbor from reclassification, and consequently retroactive taxes and penalties, is available if our current treatment is consistent with a long-standing practice of a significant segment of our industry and if we meet certain other requirements. If challenged, we may not prevail in demonstrating the applicability of the safe harbor to our operations. Further, interested persons have recently proposed to eliminate the safe harbor and may do so again in the future. If such proposals are reintroduced and passed by Congress, they could impact our classification of independent contractor physician which could have a material adverse effect on our business, financial condition and results of operations.
Our practices with respect to the classification of our independent contractors have periodically been reviewed by the Internal Revenue Service (IRS) with no adjustments or changes to our practices required as a result of such review. The IRS completed its most recent review of our affiliated provider groups in 2007 with no proposed changes. The IRS relied on the results of prior reviews in 2000 and 2001 and our adherence to the conditions of the safe harbor provisions. Nonetheless, the tax authorities may decide to reclassify our independent contractor physicians as employees or require us to pay retroactive taxes and penalties, which could have a material adverse effect on our business, financial condition and results of operations.

A significant number of our programs are concentrated in certain states, particularly Florida and Tennessee, which makes us particularly sensitive to regulatory, economic and other conditions, including natural disasters, in those states.
During the year ended December 31, 2012, Florida and Tennessee accounted for approximately 15% and 13%, respectively, of our net revenues. If our programs in these states are adversely affected by changes in regulatory, economic and other conditions or natural disasters in such states, our revenues and profitability may decline.
We derive a portion of our net revenues from services provided to the U.S. Department of Defense (DOD) and other government agencies. These revenues are derived from contracts subject to a competitive bidding process.
We are a vendor of healthcare professionals that serve military personnel and their dependents in military treatment and other government beneficiaries in government facilities nationwide. Our net revenues derived from military healthcare staffing totaled $91.7 million in 2010, $85.6 million in 2011 and $106.8 million in 2012. During the fourth quarter of 2010, we recognized a non-tax deductible charge of $48.8 million to reduce the carrying value of the goodwill associated with this division.

Most of our contracts awarded by the DOD and other government agencies are funded for a term of one year. Under a number of these contracts, the government has the option to renew the contract each year for an additional one-year term, subject to a specified maximum number of renewal terms (anywhere from one to four renewal terms). Those contracts without any renewal option are subject to an automatic rebidding and award process at the end of the one-year term. Each contract with a renewal option will become subject to the automatic rebidding and award process upon the earlier of (i) the government electing not to exercise its annual renewal option of such contract or (ii) the expiration of the final renewal term for such contract. In addition, all contracts, including contracts with renewal options, can be terminated by the government at any time without notice. The outcome of any rebidding and award process is uncertain and we may not be awarded new contracts. Our contracts with renewal options may not be so renewed and the government may exercise its rights to terminate the contracts
In addition, we provide services to our U.S. government customers pursuant to subcontracting arrangements where we serve as a subcontractor to a primary contractor, generally a small business, that has entered into a direct contract with the government. Subcontracting arrangements pose unique risks to us because our ability to generate revenue under the subcontract is contingent upon the continued existence of the primary contract, which is beyond our control. If the primary contract is terminated, whether for non-performance by the primary contractor, the loss of the primary contractor's small business status or otherwise, then our subcontract will similarly terminate. Any loss of or failure to renew contracts within the DOD or other governmental agencies may have a material adverse effect on our business, financial condition and results of operations.
We may become involved in litigation that could harm the value of our business.
In the normal course of our business, we are involved in lawsuits, claims, audits and investigations, including those arising out of services provided, personal injury claims, professional liability claims, our billing and marketing practices, employment disputes and contractual claims. The outcome of these matters could have a material adverse effect on our financial position or results of operations. We do not believe that any such claims that may be pending are likely to have such an effect. However, we may become subject to future lawsuits, claims, audits and investigations that could result in substantial costs and divert our attention and resources. In addition, since our current growth strategy includes acquisitions, among other things, we may become exposed to legal claims arising out of the activities of an acquired business prior to the time of any acquisition.
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
A significant portion of our growth has historically resulted from increases in the number of patient visits and fees for services provided under existing contracts and the addition and acquisition of new contracts. Our contracts with hospitals for staffing generally have terms of three years and include automatic renewal options under similar terms and conditions, unless either party gives notice of an intent not to renew. Most of these contracts are terminable by either of the parties upon notice of as little as 90 days. These contracts may not be renewed or, if renewed, may contain terms that are not as favorable to us as our current contracts. In most cases, the termination of a contract is principally due to either an award of the contract to another source of provider staffing or termination of the contract by us due to a lack of an acceptable profit margin. Additionally, to a much lesser extent, contracts may be terminated due to such conditions as a hospital facility closing because of facility mergers or a hospital attempting to provide themselves the service being provided by us. We may experience a net loss of contracts in the future and any such net loss may have a material adverse effect on our operating results and financial condition.
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
Between 2006 and 2012, acquisitions have contributed approximately 42.3% toward overall growth in net revenues during this period. We expect to continue to seek opportunities to grow through attractive acquisitions. However, our acquisition strategy could present some challenges. Some of the difficulties we could encounter include: problems identifying all service and contractual commitments of the acquired entity, evaluating the stability of the acquired entity's hospital contracts, integrating financial and operational software, accurately projecting physician and employee costs, and evaluating their regulatory compliance. Our acquisition strategy is also subject to the risk that, in the future, we may not be able to identify suitable acquisition candidates, be successful in expanding into new lines of business, obtain acceptable financing or consummate desired acquisitions, any of which could inhibit our growth. Additionally, we compete for acquisitions with other potential acquirers, some of which may have greater financial or operational resources than we do. This competition may intensify due to the ongoing consolidation in the healthcare industry, which may increase our acquisition costs. Also, we may acquire individual or group medical practices that operate with lower profit margins as compared with our current or expected profit margins or which have a different payor mix than our other practice groups, which would reduce our profit margins. We may also incur or assume indebtedness or issue equity in connection with acquisitions. The issuance of shares of our common stock for an acquisition may result in dilution to our existing shareholders and depending on the number of shares that we issue, the resale of such shares could affect the trading price of our common stock. In addition, in connection with acquisitions, we may need to obtain the consent of third parties who have contracts with the entity to be acquired, such as managed care companies or hospitals contracting with the entity. We may be unable to obtain these consents. If we fail to integrate acquired operations, fail to manage the cost of providing our services or fail to price our services appropriately, our operating results may decline.
Furthermore, the diversion of management's attention and any delays or difficulties encountered in connection with the integration of businesses we acquire could negatively impact our business and results of operations. Finally, as a result of our acquisitions of other healthcare businesses, we may be subject to the risk of unanticipated business uncertainties or legal liabilities relating to such acquired businesses for which we may not be indemnified by the sellers of the acquired businesses.

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
Continued expansion of our business may require additional capital. In the future, it is possible that we will be required to raise additional funds through public or private financings, collaborative relationships or other arrangements. In recent years, global credit markets and the financial services industry experienced a period of unprecedented turmoil, characterized by the bankruptcy, failure or sale of various financial institutions and an unprecedented level of intervention from the U.S. and other governments. These events led to unparalleled levels of volatility and disruption to the capital and credit markets and significantly adversely impacted global economic conditions, resulting in additional, significant recessionary pressures and further declines in investor confidence and economic growth. While the adverse effects of that period have abated to a degree, there continues to be lingering disruptions in the global credit markets and the financial services industry, and continued disruptions in the financial markets may adversely impact the current availability of credit and the availability and cost of credit in the future. Accordingly, if we need to seek additional funding, we may be significantly reduced in our ability to attract public or private financings or financial partners or relationships as a source of additional capital. In addition, this additional funding, if needed, may not be available on terms attractive to us, if at all. Furthermore, any additional debt financing, if available, may involve restrictive covenants that could restrict our ability to raise additional capital or operate our business. Our failure to raise capital when needed could harm our competitive position, business, financial condition and results of operations.
If we are not able to successfully recruit and retain qualified physicians and other healthcare providers to serve as our independent contractors or employees, our net revenues could be adversely affected.
Our affiliated provider groups provide facility-based services in virtually all types of settings. These include urban and suburban hospitals as well as rural and remote facilities. Our ability to recruit and retain affiliated physicians and qualified personnel for such settings can significantly affect our performance at such facilities. Certain of these locations present difficulties in recruiting providers due to limits on compensation, facility and equipment availability, reduced back-up by other specialists and personal and family lifestyle preferences. In addition, a number of our client hospitals increasingly demand a greater degree of specialized skills, training and experience in the physicians who staff their contracts. This decreases the number of physicians who are qualified to staff potential and existing contracts.
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
Our ability to attract and retain clinicians depends on several factors, including our ability to provide competitive benefits and wages. If we do not increase benefits and wages in response to increases by our competitors, we could face difficulties attracting and retaining qualified healthcare personnel. In addition, if we raise wages in response to our competitors' wage increases and are unable to pass such increases on to our clients, our margins could decline, which could adversely affect our business, financial condition and results of operations.
Additionally, our ability to recruit physicians is closely regulated. For example, the types, amount and duration of assistance we can provide to recruited physicians are limited by the Stark law (as defined below), the Anti-kickback Statutes (as defined below), state anti-kickback statutes, and related regulations. For example, the Stark law requires, among other things, that recruitment assistance can only be provided to physicians who meet certain geographic and practice requirements, that the amount of assistance cannot be changed during the term of the recruitment agreement, and that the recruitment payments cannot generally benefit physicians currently in practice in the community beyond recruitment costs actually incurred by them. In addition to these legal requirements, there is competition from other communities and facilities for these physicians, and this competition continues after the physician is practicing in one of our communities.
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
Such competition could adversely affect our ability to obtain new contracts, retain existing contracts and increase our profit margins. We compete with national and regional healthcare services companies and physician groups. In addition, some of these entities may have greater access than we do to physicians and potential clients. All of these competitors provide healthcare services that are similar in scope to some, if not all, of the services we provide. Although we and our competitors operate on a national or regional basis, the majority of the targeted hospital community for our services engages local physician practice groups to provide services similar to the services we provide. We therefore also compete against local physician groups and self-operated hospital clinical departments for satisfying staffing and scheduling needs.
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
Any system failure that causes a disruption to, or impacts the availability of, our information systems could adversely affect our operations. Although our information systems are protected through a secure hosting facility and additional backup remote processing capabilities exist in the event our primary systems fail, our systems are vulnerable to computer viruses, break-ins, cyber attacks, disruptions caused by unauthorized tampering or outages caused by natural disasters. In the event our systems remain inaccessible for an extended period of time, our ability to maintain billing and clinical records reliably, bill for services efficiently, maintain our accounting and financial reporting accurately and otherwise conduct our operations would be impaired. Furthermore, our operations rely on the reliable and secure processing, storage and transmission of confidential and other information in our computer systems and networks. In the event we experience security breaches of our information systems, we could be subject to liabilities under privacy and security laws and suffer significant reputational harm. Although we believe we have robust information security procedures and other safeguards in place, we may be required to expend additional resources to continue to enhance our information security measures and/or to investigate and remediate any information security vulnerabilities.
 There are evolving standards in the healthcare industry relating to electronic medical records and e-prescribing. In 2006, both the OIG and CMS issued exceptions to the Stark law and safe harbors to the federal Anti-Kickback Statute for certain e-prescribing arrangements and established the conditions under which entities may donate to physicians (and certain other recipients under the safe harbor) interoperable electronic health records software, information technology and training services. Additionally, the rules permit hospitals and certain other entities to provide physicians (and certain other recipients under the safe harbor) with hardware, software, or information technology and training services necessary and used solely for electronic prescribing. Both rules are permissive, meaning that if requirements are met, they permit the offering or furnishing of free or discounted technology to referral sources. However, the government has signaled its interest in making certain universal e-prescribing and electronic health records mandatory. Legislation enacted under the Health Information Technology for Economic and Clinical Health Act of the ARRA requires the government to work to adopt standards-based electronic health records. Final regulations issued in July 2010 establish the technical capabilities required for certified electronic health records, as well as “meaningful use” objectives that providers must meet to qualify for bonus payments under the Medicare Program. In August 2012, CMS issued a final rule specifying Stage 2 criteria that providers must meet to qualify for “meaningful use” bonus payments. In addition to finalizing some criteria that providers must meet and extending the compliance date for providers who first attested to Stage 1 criteria in 2011 to 2014, CMS announced that it plans at least one additional update and expects to finalize Stage 3 criteria through rulemaking in early 2014 and make Stage 3 effective beginning in 2016. CMS is also in the process of issuing a series of regulations designed to streamline health care administrative transactions, encourage greater use of standards by providers, and make existing standards work more effectively. In August 2012, the HHS Office of the National Coordinator for Health Information also issued standards, implementation specifications and certification criteria for electronic health record technology. We are devoting resources to facilitate connectivity to hospital systems or otherwise develop e-prescribing and electronic medical record capabilities. The failure to successfully implement and maintain operational, financial and billing information systems could have a material adverse effect on our business, financial condition and results of operations.
If we are unable to protect our proprietary technology and services, which form the basis of our complex information systems, our competitive position could be adversely affected.
Our success depends in part on our ability to protect our proprietary technology and services. To do so, we rely upon a combination of trade secret, copyright, trade and service mark, and patent law, as well as confidentiality and other contractual restrictions. These legal means, however, afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. Despite our efforts to protect our proprietary technology and services, unauthorized persons may be able to copy, reverse engineer or otherwise use some of our technology or services. It is also possible that others will develop and market similar or better technology or services to compete with us. For these reasons, we may have difficulty protecting our proprietary technology and services. Any of these events could have a material adverse effect on our competitive position. Furthermore, litigation may be necessary to protect our proprietary technology and services, which is often costly, time-consuming and a diversion of management's attention from our business.
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
Numerous state, federal and international laws and regulations govern the collection, dissemination, use, privacy, confidentiality, security, availability and integrity of patient health information, including HIPAA. In the provision of services to our customers, we and our third party vendors (either within the U.S. or abroad) may collect, use, maintain and transmit patient health information in ways that are subject to many of these laws and regulations. The three rules that were promulgated pursuant to HIPAA that could most significantly affect our business are the Standards for Electronic Transactions (Transactions Rule); the Standards for Privacy of Individually Identifiable Health Information (Privacy Rule); and the Security Standards for the Protection of Electronic Protected Health Information (Security Rule).
HIPAA applies to covered entities, which include our affiliated provider groups, professional corporations and lay business corporations that employ physicians to furnish professional medical services, and most healthcare facilities and health plans that contract with us for our services. HIPAA also applies to “business associates” of covered entities, individuals and entities that provide services for or on behalf of covered entities. We are a business associate to our affiliated provider groups and to those other covered entities to which we provide services that involve our receipt of protected health information. On January 17, 2013, HHS issued a final rule to implement modifications to the HIPAA Privacy, Security, and Enforcement Rules as required by ARRA, such as business associate compliance, reporting of data breaches, changes to enforcement practice, as well as modifications as required in the Genetic Information Nondiscrimination Act. The rule becomes effective March 26, 2013 but covered entities and their business associates have until September 23, 2013 to comply. The final rule also revises the "harm standard," used to determine when entities are required to report data breaches~~.~~, which will likely result in covered entities and business associates having to report virtually all breaches. The final rule also makes covered entities liable for the acts of their business associates and business associates liable for the acts of their subcontractors, who are now also deemed business associates. If we or any of our business associates experience a breach of patient information the expanded breach reporting requirements and the expanded liability for business associates could result in substantial financial liability and reputational harm.
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
The National Provider Identifier Rule establishes the standard for a unique health identifier for healthcare providers for use in the healthcare system along with implementation specifications for obtaining and using the identifier. In general, this rule requires a covered healthcare provider and any subpart of the covered entity that would be a covered healthcare provider if it were a separate legal entity, to apply for a provider identifier and use it in the standard transactions. We completed the process of obtaining the necessary national provider identifiers (NPIs) for our existing providers in 2007, and continue to seek NPIs for new providers, as necessary.
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
Federal and state consumer laws are being applied increasingly by the Federal Trade Commission (FTC) and state attorneys general to regulate the collection, use and disclosure of personal or patient health information, through web sites or otherwise, and to regulate the presentation of web site content. Courts may also adopt the standards for fair information practices promulgated by the FTC that concern consumer notice, choice, security and access.
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
New health information standards, whether implemented pursuant to HIPAA, congressional action or otherwise, could have a significant effect on the manner in which we must handle healthcare related data, and the cost of complying with standards could be significant. If we do not properly comply with existing or new laws and regulations related to patient health information, we could be subject to criminal or civil sanctions. See “Business-Regulatory Matters.”
If we fail to comply with federal or state anti-kickback laws, we could be subject to criminal and civil penalties, loss of licenses and exclusion from Medicare, Medicaid and other federal and state healthcare programs, which could have a material adverse effect on our business, financial condition and results of operations.
Section 1128B(b) of the SSA commonly referred to as the “Anti-Kickback Statute”, prohibits the offer, payment, solicitation or receipt of any form of remuneration in return for referring, ordering, leasing, purchasing or arranging for or recommending the ordering, purchasing or leasing of items or services payable by the Medicare and Medicaid programs or any other federally funded healthcare program. The Anti-Kickback Statute is very broad in scope, and many of its provisions have not been uniformly or definitively interpreted by courts or regulations.
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
Violations of the Anti-Kickback Statute and similar state laws may result in significant fines, imprisonment and exclusion from the Medicare, Medicaid and other federal or state healthcare programs. Such fines and exclusion could have a material adverse effect on our business, financial condition and results of operations. While we believe that our arrangements with healthcare providers and other referral sources and recipients fall within applicable safe harbors or otherwise do not violate the law, there can be no assurance that federal or state regulatory authorities will not challenge these arrangements under anti-kickback laws. See “Business-Regulatory Matters.”
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
In 1998, the OIG issued an advisory opinion in which it concluded that a proposed management services contract between a medical practice management company and a physician practice, which provided that the management company would be reimbursed for the fair market value of its operating services and its costs and paid a percentage of net practice revenues, may constitute illegal remuneration under the Anti-Kickback Statute. The OIG's analysis focused on the marketing activities conducted by the management company and concluded that the management services arrangement described in the advisory opinion included financial incentives to increase patient referrals, contained no safeguards against overutilization and included financial incentives that increased the risk of abusive billing practices.
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
Violation of these laws and regulations may result in the prohibition of payment for services rendered, significant fines and penalties, and exclusion from Medicare, Medicaid and other federal and state healthcare programs, any of which could have a material adverse effect on our business, financial condition and results of operations. In addition, expansion of our operations to new jurisdictions, new interpretations of laws in our existing jurisdictions or new physician self-referral laws could require structural and organizational modifications of our relationships with physicians to comply with those jurisdictions' laws. Such structural and organizational modifications could result in lower profitability and failure to achieve our growth objectives. See “Business-Regulatory Matters.”
We could experience a loss of contracts with physicians or be required to sever relationships with our affiliated provider groups in order to comply with antitrust laws.
Our contracts with physicians include contracts with physicians organized as separate legal professional entities (e.g., professional medical corporations) and as individuals. As such, the antitrust laws deem each such physician/practice to be separate, both from us and from each other and, accordingly, each such physician/ practice is subject to a wide range of laws that prohibit anti-competitive conduct among separate legal entities or individuals. A review or action by regulatory authorities or the courts that is negative in nature as to the relationship between us and the physicians/practices with which we contract, could force us to terminate our contractual relationships with physicians and affiliated professional corporations. Since we derive a significant portion of our revenues from these relationships, our revenues could substantially decrease. Moreover, if any review or action by regulatory authorities required us to modify our structure and organization to comply with such action or review, our debt covenants may not permit such modifications, thereby requiring us to obtain the consent of the holders of such indebtedness or requiring the refinancing of such indebtedness.
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
Changes in ethical guidelines and operating standards of professional and trade associations and private accreditation commissions such as the American Medical Association and The Joint Commission may also affect our operations.
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
We have a significant amount of indebtedness. As of December 31, 2012, our total indebtedness was $517.8 million, excluding $250.0 million of availability under our senior secured revolving credit facility (without giving effect to $6.0 million of undrawn letters of credit which reduces availability). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in this Form 10-K. A 0.25% increase in the expected rate of interest under our senior secured credit facilities would increase our annual interest expense by approximately $0.6 million.
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
We and our subsidiaries may be able to incur substantial additional indebtedness in the future. Although our credit agreement contains restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. If we incur additional debt above the levels currently in effect, the risks associated with our leverage, including those described above, would increase. The senior secured revolving credit facility provides aggregate availability of up to $250.0 million, of which none was drawn (excluding $6.0 million in undrawn outstanding letters of credit which reduces availability) as of December 31, 2012. We also have the option to exercise our incremental facility for an amount up to the greater of (x) $250 million and (y) an amount such that, after giving pro forma effect to the increase, the first lien leverage ratio does not exceed 3.75:1.00, subject to the consent of lenders and the satisfaction of certain conditions, as of December 31, 2012.

Servicing our debt will require a significant amount of cash. Our ability to generate sufficient cash depends on numerous factors beyond our control, and we may be unable to generate sufficient cash flow to service our debt obligations.
Our business may not generate sufficient cash flow from operating activities to service our debt obligations. Our ability to make payments on and to refinance our debt and to fund planned capital expenditures will depend on our ability to generate cash in the future. To some extent, this is subject to general economic, financial, competitive, legislative, regulatory and other factors and reimbursement actions of governmental and commercial payers, all of which are beyond our control. Lower net revenues before provision for uncollectibles, or higher provision for uncollectibles, generally will reduce our cash flow.
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
In addition, the senior secured credit facilities require us to maintain certain financial ratios and satisfy other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we may not be able to meet those ratios and tests. A breach of any of these covenants could result in a default under the senior secured credit facilities. Upon the occurrence of an event of default under the senior secured credit agreement, the lenders could elect to declare all amounts outstanding under the senior secured credit agreement to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under the senior secured credit agreement could proceed against the collateral granted to them to secure that indebtedness. We have pledged substantially all of our assets as collateral under the senior secured credit agreement. Our future operating results may not be sufficient to enable compliance with the covenants in the senior secured credit agreement or any other indebtedness and we may not have sufficient assets to repay the senior secured credit agreement as well as our unsecured indebtedness. In addition, in the event of an acceleration, we may not have or be able to obtain sufficient funds to make any accelerated payments.

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
Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales could occur, could substantially decrease the market price of our common stock. Substantially all of the shares of our common stock are available for resale in the public market, other than shares held by our “affiliates” which are subject to certain restrictions and limitations set forth in Rule 144 of the Securities Act. Registration of the sale of these shares of our common stock would permit their sale into the market immediately. Upon registration of any of these shares for resale, the market price of our common stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them.
In addition, Ensemble has the right, subject to certain conditions, to require us to register the sale of its remaining shares of our common stock under the Securities Act. By exercising its registration rights and selling a large number of shares, Ensemble could cause the prevailing market price of our common stock to decline.
The market price of our common stock may be volatile, which could cause the value of our common stock to decline.
The market price of our common stock may be volatile due to a number of factors such as those listed under the caption “Risks Related to Our Business” above and the following, some of which are beyond our control:

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
As of December 31, 2012, we leased approximately 73,000 square feet at 265 Brookview Centre Way, Knoxville, Tennessee for our corporate headquarters. We also lease or sublease other facilities for our corporate functions as well as for the operations of our clinics, billing centers and certain regional operations. We believe our present facilities are substantially adequate to meet our current and projected needs. The leases and subleases have various terms primarily ranging from one to fifteen years and monthly rents ranging from approximately $1,000 to $136,000. Our monthly lease payments total approximately $1.3 million. We expect to be able to renew each of our leases or to lease comparable facilities on terms commercially acceptable to us.

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
Price Range of Common Stock
Our common stock is traded on the NYSE under the symbol “TMH.” As of February 5, 2012, there were 183 holders of record of our common stock. This does not include persons who hold our common stock in nominee or “street name” accounts through brokers or banks.
The following table sets forth the high and low sales prices per share of our common stock as reported on the NYSE during the years ended December 31, 2010, 2011 and 2012:

	High	Low
Year ended December 31, 2010:
First quarter	$18.46	$13.58
Second quarter	$16.96	$11.81
Third quarter	$14.25	$11.55
Fourth quarter	$16.15	$12.90
Year ended December 31, 2011:
First quarter	$20.29	$14.80
Second quarter	$23.05	$17.52
Third quarter	$24.13	$15.72
Fourth quarter	$23.00	$15.08
Year ended December 31, 2012:
First quarter	$23.15	$19.73
Second quarter	$25.89	$19.90
Third quarter	$29.77	$24.04
Fourth quarter	$30.75	$24.09
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
The following table sets forth our selected historical financial data as of the dates and for the periods indicated. The selected historical financial data as of December 31, 2011 and 2012 and for each of the three years in the period ended December 31, 2012 have been derived from our audited consolidated financial statements included elsewhere in this Form 10-K. We derived the selected historical financial data as of December 31, 2009 and for the years ended December 31, 2008 and 2009 from our audited consolidated financial statements that are not included in this Form 10-K. We derived selected historical balance sheet data as of December 31, 2008 from our unaudited consolidated financial statements that are not included in this Form 10-K.
You should read the data presented below together with, and qualified by reference to, our consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” each of which is included elsewhere in this Form 10-K.

	Year Ended December 31,
	2008	2009	2010	2011	2012
	(Dollars in thousands, except per share data)
Statement of Operations Data:
Net revenues	$1,331,317	$1,423,441	$1,519,264	$1,745,328	$2,069,023
Cost of services rendered (exclusive of depreciation and amortization shown separately below):
Professional service expenses	1,046,806	1,102,091	1,170,208	1,348,255	1,611,884
Professional liability costs	15,247	32,178	46,356	65,982	71,556
General and administrative expenses (includes contingent purchase expense of $4,420, $5,001, $13,311, $13,575 and $36,850 for the year ended December 31, 2008, 2009, 2010, 2011 and 2012, respectively)	123,009	138,307	149,122	169,147	220,799
Other expenses (income)	3,602	35,676	(1,017)	242	(4,757)
Impairment of intangibles	9,134	—	50,293	—	—
Depreciation	9,859	10,376	11,503	12,208	14,495
Amortization	6,620	7,284	14,416	17,756	29,765
Interest expense, net	45,849	36,679	20,552	12,782	16,339
(Gain) loss on extinguishment and refinancing of debt	(1,640)	—	17,122	6,022	194
Transaction costs	2,386	2,120	843	4,149	4,368
Earnings before income taxes	70,445	58,730	39,866	108,785	104,380
Provision for income taxes	29,778	23,682	33,065	43,264	40,571
Net earnings	40,667	35,048	6,801	65,521	63,809
Net earnings attributable to noncontrolling interests	—	—	—	—	37
Net earnings attributable to Team Health Holdings, Inc.	$40,667	$35,048	$6,801	$65,521	$63,772
Per Share Data:
Basic net earnings per share	$—	$—	$0.11	$1.01	$0.96
Unaudited pro forma basic net earnings per share(1)	$0.83	$0.71	$—	$—	$—
Weighted average basic shares outstanding (in thousands)	48,876	49,427	64,177	65,041	66,371
Diluted net earnings per share	$—	$—	$0.11	$0.98	$0.93
Unaudited pro forma diluted net earnings per share(1)	$0.82	$0.70	$—	$—	$—
Weighted average diluted shares outstanding (in thousands)	49,311	49,747	64,641	66,580	68,277
Cash Flows and Other Financial Data:
Net cash provided by operating activities	$61,971	$75,341	$109,866	$98,799	$78,171
Net cash used in investing activities	(29,772)	(92,080)	(65,349)	(141,410)	(171,948)
Net cash (used in) provided by financing activities	(16,091)	140,672	(184,511)	22,129	125,162
Capital expenditures(2)	12,141	11,613	11,898	11,977	22,005
	As of December 31,
	2008 (unaudited)	2009	2010	2011	2012
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$46,398	$170,331	$30,337	$9,855	$41,240
Working capital (deficit)(3)	79,431	18,140	11,346	(1,430)	80,332
Total assets	720,138	918,972	781,838	928,267	1,199,399
Total debt(4)	615,275	611,025	403,750	420,000	517,813
Total shareholders' (deficit) equity including noncontrolling interests	—	(103,197)	(68,753)	17,400	117,467
Total members’ deficit	$(295,405)	$—	$—	$—	$—

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
Secondary Offerings
On March 8, 2011, a secondary offering of 8,830,000 shares of the Company's common stock by the Company’s principal shareholder, Ensemble Parent LLC, an investment fund affiliated with The Blackstone Group L. P. (Ensemble) and the Company’s chief financial officer was consummated.
On July 5, 2012 a secondary offering of 9,200,000 of the Company's common stock by Ensemble and certain officers and directors was consummated. As a result of this offering, the Company ceased to be a "controlled company" within the meaning of Section 303A of the NYSE Listed Company Manual. On September 17, 2012, an additional secondary offering of 8,000,000 shares of the Company's common stock by Ensemble was consummated. On December 24, 2012, an additional secondary offering of 8,792,572 shares of the Company's common stock by Ensemble was consummated.
The Company did not receive any proceeds from the sales of shares in any of these secondary offerings. As of December 31, 2012, after giving effect to these offerings, Ensemble beneficially owned 14.2% of our outstanding common stock.
Factors and Trends that Affect Our Results of Operations
In reading our financial statements, you should be aware of the following factors and trends that we believe are important in understanding our financial performance.
General Economic Conditions
The continuation of the current economic conditions may adversely impact our ability to collect for the services we provide as higher unemployment and reductions in commercial managed care and governmental healthcare enrollment may increase the number of uninsured and underinsured patients seeking healthcare at one of our staffed EDs or other clinical facilities. We could be negatively affected if the federal government or the states reduce funding of Medicare, Medicaid and other federal and state healthcare programs in response to increasing deficits in their budgets. Also, patient volume trends in our staffed hospital clinical departments could be adversely affected as individuals potentially defer or forgo seeking care in such departments due to the loss or reduction of coverage previously available to such individuals under commercial insurance or governmental healthcare programs.
Healthcare Reform
In 2010, the President of the United States and the U.S. Congress enacted significant reforms to the U.S. healthcare system. On March 23, 2010, the President signed into law the PPACA followed on March 30, 2010 by the Health Care and Education Reconciliation Act of 2010, collectively referred to as the Health Reform Laws. Additionally, on June 28, 2012, the U.S. Supreme Court, responding to legal challenges by private citizens and 26 states, affirmed the constitutionality under Congress's taxing power of the requirement in PPACA that individuals maintain health insurance or pay a penalty. The Health Reform Laws triggered numerous changes to the U.S. healthcare system, some of which have already gone into effect. While the ultimate impact of the law will not be known until all provisions are fully implemented, we believe that some of these provisions will likely yield positive results, such as increasing access to health benefits for the uninsured and underinsured populations. Other provisions however, such as Medicare payment reforms and reductions that could reduce provider payments, may have an adverse effect on the reimbursement rates we receive for services provided by affiliated healthcare professionals.
Medicaid to Medicare Payment Parity
In November 2012, CMS released final rule CMS-2370-F to implement the Health Reform Laws' provision increasing Medicaid payments for primary care services furnished by certain physicians to the Medicare rates in 2013 and 2014. In December 2012, CMS released technical corrections to the final rule. Additionally, CMS has issued three FAQs, one in December 2012, one in January 2013 and one in February 2013. The Health Reform Laws specify that physicians with a specialty designation of family medicine, general internal medicine and pediatric medicine qualify as primary care providers for purposes of this increased payment. At both the state and federal level, numerous policy and technical issues related to implementation of this provision remain. Additionally, CMS requires states to submit a Medicaid state plan amendment to reflect the fee schedule rate increases for eligible primary care physicians by March 31, 2013 if a state wants the benefit of this additional funding to be retroactive to January 1, 2013. Given that no state has yet to receive approval of its Medicaid state plan amendment, physician eligibility remains unknown. For instance, if CMS allowed it, each state could use a unique methodology for identifying and/or qualifying physicians for the additional payment. Furthermore, CMS may issue further guidance. As a result, any future changes in amounts paid by state Medicaid programs for primary care physician services are not yet known.
2013 Medicare Fee Schedule Changes
CMS reimburses for our services to Medicare beneficiaries based upon the rates in its MPFS, which are updated each year based on a formula enacted under the Balanced Budget Act of 1997. Many private payers use the Medicare fee schedule to determine their own reimbursement rates. CMS updating of the MPFS includes application of the SGR. Although CMS was able to take administrative steps to avoid a reduction in 2003 and Congress took a series of legislative actions to prevent reductions each year from 2004 through 2013. This formula has yielded negative updates every year beginning in 2002. Absent changes from Congress with respect to the application of the SGR, Medicare physician services will be subject to significant reductions beginning in January 2014.
In November 2012, CMS released the 2013 MPFS Final Rule. Included in the final rule are changes in reimbursement that are overall budget neutral, but redistribute payments between different medical specialties. We estimate that the final rule will reduce 2013 reimbursement rates to emergency medicine providers by less than 1% and will keep 2013 reimbursement rates to anesthesiologists the same. We estimate a decline of approximately $2.2 million on our 2013 ED fee for service revenue.
Any future reductions in amounts paid by government programs for physician services or changes in methods or regulations governing payment amounts or practices could cause our revenues to decline and we may not be able to offset reduced operating margins through cost reductions, increased volume or otherwise.
Budget Control Act's Medicare Sequestration
In August 2011, Congress enacted the Budget Control Act, which committed the U.S. federal government to significantly reduce the federal deficit over ten years. The Budget Control Act established caps on discretionary spending through 2021. It also established a Joint Committee of Congress (Joint Committee), that was responsible for identifying an additional $1.5 trillion in deficit reductions. The Joint Committee was unable to identify the additional deficit reductions by the deadline, thereby triggering a second provision of the Budget Control Act called “sequestration.” Sequestration calls for automatic spending cuts of $1.2 trillion over a nine-year period beginning January 2, 2013 split between defense and non-defense programs, including spending cuts to Medicare programs averaging 2%.
On January 2, 2013, President Obama signed the American Taxpayer Relief Act of 2012 into law. This legislation delays the sequestration cuts that would have reduced Medicare payments by 2% until March 1, 2013. If Congress and the White House fail to act by March 1 across-the-board cuts would then be implemented.
Military and Government Healthcare Staffing
We are a provider of healthcare professionals serving patients eligible to receive care in military treatment facilities nationwide administered by the DOD and beneficiaries of other government agencies in their respective clinical locations. Our revenues derived from military and government facility healthcare staffing totaled $85.6 million and $106.8 million for the years ended December 31, 2011 and 2012, respectively. These revenues are generated from contracts that are subject to a competitive bidding process which primarily takes place during the third quarter of each year. A portion of the contracts awarded during the third quarter of 2011 expired during 2012 and were subject to a competitive rebidding and award process. We were successful in retaining existing business or winning new bids following completion of the bidding process as of

October 1, 2012, in the estimated annualized amount of $130.6 million. The estimated annualized amount of $130.6 million included $30.4 million awarded under one-year contracts.
In addition, the process of awarding military and government facility healthcare staffing contracts has shifted in recent years toward intentionally awarding certain contracts to qualified small and minority owned businesses. Although we participate in such small and minority owned business awards to the extent we can serve as a sub-contractor, our revenues from these arrangements are limited compared to a contract award we retain through the regular competitive bidding process. Approximately 37.2% and 28.6% of our military staffing revenue for each of the years ended December 31, 2011 and 2012, respectively, was derived through sub-contracting agreements with small business prime contractors.
Radiology Operations
During the fourth quarter of 2010, the Company completed a strategic review of its radiology operations, including past performance and future growth opportunities and based upon the review, concluded that the existing business model of providing teleradiology and radiology staffing services was not a viable long term strategy and could not consistently meet internal growth targets. As a result of this review, the Company made a decision to exit this non-core business line. This process was essentially completed during the first quarter of 2011 with the sale of the teleradiology business and a final wind-down of all contractual relationships in 2012. For the years ended December 31, 2010, 2011 and 2012, the radiology division generated approximately $11.2 million, $7.7 million and $3.6 million of net revenue, respectively. See Note 5 to our consolidated financial statements included in this Form 10-K.
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
Revenue Recognition
Net Revenue Before Provision for Uncollectibles. Net revenue before provision for uncollectibles consists of fee for service revenue, contract revenue and other revenue. Net revenue before provision for uncollectibles is recorded in the period services are rendered. Our net revenue before provision for uncollectibles is principally derived from the provision of healthcare staffing services to patients within healthcare facilities. The form of billing and related risk of collection for such services may vary by customer. The following is a summary of the principal forms of our billing arrangements and how net revenue before provision for uncollectibles is recognized for each.
A significant portion (approximately 84% of our net revenue before provision for uncollectibles in the year ended December 31, 2012 and 85% for the year ended December 31, 2011) resulted from fee for service patient visits. Fee for service revenue represents revenue earned under contracts in which we bill and collect the professional component of charges for medical services rendered by our contracted and employed physicians. Under the fee for service arrangements, we bill patients for services provided and receive payment from patients or their third-party payers. Fee for service revenue is reported net of contractual allowances and policy discounts. All services provided are expected to result in cash flows and are therefore reflected as net revenue before provision for uncollectibles in the financial statements. Fee for service revenue is recognized in the period that the services are rendered to specific patients and reduced immediately for the estimated impact of contractual allowances in the case of those patients having third-party payer coverage. The recognition of net revenue before provision for uncollectibles (gross charges less contractual allowances) from such visits is dependent on such factors as proper completion of medical charts following a patient visit, the forwarding of such charts to one of our billing centers for medical coding and entering into our billing systems and the verification of each patient’s submission or representation at the time services are rendered as to the payer(s) responsible for payment of such services. Net revenue before provision for uncollectibles is recorded based on the information known at the time of entering such information into our billing systems as well as an estimate of the net revenue before provision for uncollectibles associated with medical charts for a given service period that have not yet been processed into our billing systems. The above factors and estimates are subject to change. For example, patient payer information may change following an initial attempt to bill for services due to a change in payer status. Such changes in payer status have an impact on recorded net revenue before provision for uncollectibles due to differing payers being subject to different contractual allowance amounts. Such changes in net revenue before provision for uncollectibles are recognized in the period that such changes in the payer become known. Similarly, the actual volume of medical charts not processed into our billing systems may be different from the amounts estimated. Such differences in net revenue before provision for uncollectibles are adjusted the following month based on actual chart volumes processed.

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
Net Revenue. Net revenue reflects management’s estimate of billed amounts to ultimately be collected. Management, in estimating the amounts to be collected resulting from over ten million annual fee for service patient visits and procedures, considers such factors as prior contract collection experience, current period changes in payer mix and patient acuity indicators, reimbursement rate trends in governmental and private sector insurance programs, resolution of overprovision account balances, the estimated impact of billing system effectiveness improvement initiatives, and trends in collections from self-pay patients and external collection agencies. In developing our estimate of collections per visit or procedure, we consider the amount of outstanding gross accounts receivable by period of service, but do not use an accounts receivable aging schedule to establish estimated collection valuations. Individual estimates of net revenue by contractual location are monitored and refreshed each month as cash receipts are applied to existing accounts receivable and other current trends that have an impact upon the estimated collections per visit are observed. Such estimates are substantially formulaic in nature. In the ordinary course of business we experience changes in our initial estimates of net revenues during the year following commencement of services. Such provisions and any subsequent changes in estimates may result in adjustments to our operating results with a corresponding adjustment to our accounts receivable allowance for uncollectibles on our balance sheet. Differences between amounts ultimately realized and the initial estimates of net revenue have historically not been material.
The table below summarizes our approximate payer mix as a percentage of fee for service patient volume for the periods indicated:

	Year Ended December 31,
	2010	2011	2012
Payer:
Medicare	22.4%	23.0%	23.5%
Medicaid	26.4	26.9	25.7
Commercial and managed care	27.5	26.7	27.2
Self-pay	21.7	21.5	21.5
Other	2.0	1.9	2.1
Total	100.0%	100.0%	100.0%
Estimated net revenue derived from commercial and managed care plans was approximately 37% and 38% in 2011 and 2012, respectively. Estimated net revenue derived from the Medicare program was approximately 17% of total net revenue in 2011 and 2012. Estimated net revenue derived from the Medicaid program was approximately 11% of total net revenue in 2011 and 10% in 2012. In addition, net revenues derived from within the Military Health System (MHS), which is the U.S. military’s dependent healthcare program, and other government agencies was approximately 5% in 2011 and 2012.
Accounts Receivable. As described above and below, we determine the estimated value of our accounts receivable based on estimated cash collection run rates of estimated future collections, by facility contract, for patient visits under our fee for service contract revenue. Accordingly, we are unable to report the payer mix composition on a dollar basis of our outstanding net accounts receivable. However, a 1% change in the estimated carrying value of our net fee for service patient accounts receivable before consideration of the allowance for uncollectible accounts at December 31, 2012 could have an after tax effect of approximately $3.7 million on our financial position and results of operations. Our days of revenue outstanding at December 31, 2011 and at December 31, 2012, were 62.3 days and 61.5 days, respectively. The number of days outstanding will fluctuate over time due to a number of factors. The decrease in average days outstanding of approximately 0.8 days includes a decrease resulting from an increase in average revenue per day of 12.2 days offset by an increase of 7.5 days related to the increase in the estimated fee for service accounts receivable and an increase of of 3.9 days associated with an increase in estimated value of contract accounts receivable. The increase in average revenue per day is primarily attributable to an increase in gross charges, increased pricing with managed care plans and increases in average patient acuity. The increase of 3.9 days associated with the increase of contract accounts receivable and the increase of 7.5 days related to fee for service accounts receivable are due primarily to timing of cash collections and valuation adjustments recorded in the period as well as an increase in net revenue from new start up contracts in 2012. Our allowance for doubtful accounts totaled $337.0 million as of December 31, 2012.
Approximately 99% of our allowance for doubtful accounts is related to gross fees for fee for service patient visits. Our principal exposure for uncollectible fee for service visits is centered in self-pay patients and, to a lesser extent, for co-payments and deductibles from patients with insurance. While we do not specifically allocate the allowance for doubtful accounts to individual accounts or specific payer classifications, the portion of the allowance associated with fee for service charges as of December 31, 2012 was equal to approximately 92% of outstanding self-pay fee for service patient accounts.
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
Methodology for Computing Allowance for Doubtful Accounts. We employ several methodologies for determining our allowance for doubtful accounts depending on the nature of the net revenue before provision for uncollectibles recognized. We initially determine gross revenue for our fee for service patient visits based upon established fee schedule prices. Such gross revenue is reduced for estimated contractual allowances for those patient visits covered by contractual insurance arrangements to result in net revenue before provision for uncollectibles. Net revenue before provision for uncollectibles is then reduced for our estimate of uncollectible amounts. Fee for service net revenue represents our estimated cash to be collected from such patient visits and is net of our estimate of account balances estimated to be uncollectible. The provision for uncollectible fee for service patient visits is based on historical experience resulting from over ten million annual fee for service patient visits. The significant volume of patient visits and the terms of thousands of commercial and managed care contracts and the various reimbursement policies relating to governmental healthcare programs do not make it feasible to evaluate fee for service accounts receivable on a specific account basis. Fee for service accounts receivable collection estimates are reviewed on a quarterly basis for each of our fee for service contracts by period of accounts receivable origination. Such reviews include the use of historical cash collection percentages by contract adjusted for the lapse of time since the date of the patient visit. In addition, when actual collection percentages differ from expected results, on a contract by contract basis, supplemental detailed reviews of the outstanding accounts receivable balances may be performed by our billing operations to determine whether there are facts and circumstances existing that may cause a different conclusion as to the estimate of the collectibility of that contract’s accounts receivable from the estimate resulting from using the historical collection experience. Contract-related net revenue is billed based on the terms of the contract at amounts expected to be collected. Such billings are typically submitted on a monthly basis and aged trial balances prepared. Allowances for estimated uncollectible amounts related to such contract billings are made based upon specific accounts and invoice periodic reviews once it is concluded that such amounts are not likely to be collected. The methodologies employed to compute allowances for doubtful accounts were unchanged between 2012 and 2011.
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
Our commercial insurance policy for professional liability losses for the period March 12, 1999 through March 11, 2003 included insured limits applicable to such coverage in the period. Effective April 2006, we executed an agreement with the commercial insurance provider that issued the policy that ended March 11, 2003 to increase the existing $130.0 million aggregate limit of coverage. Under the terms of the agreement, we will make periodic premium payments to the commercial insurance company and the total aggregate limit of coverage under the policy will be increased by a portion of the premiums paid. We have committed to fund premiums such that the total aggregate limit of coverage under the program remains greater than the paid losses at any point in time. During fiscal years 2010 and 2011, we funded a total of $2.0 million and $0.8 million under this agreement. For the year ended December 31, 2012, there were no amounts funded. We have agreed to fund additional payments, which will be based upon the level of incurred losses relative to the aggregate limit of coverage at that time.
As of December 31, 2012, the current aggregate limit of coverage under this policy was $158.9 million and the estimated loss reserve for claim losses and expenses in excess of the current aggregate limit was $3.8 million.
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
The underlying information that serves as the foundational basis for making our actuarial estimates of professional liability losses is our internal database of incurred professional liability losses. We have captured extensive professional liability loss data going back, in some cases, over twenty years, that is maintained and updated on an ongoing basis by our internal claims management personnel. Our database contains comprehensive incurred loss information for our existing operations as far back as fiscal year 1997 (reflecting the initial timeframe in which we migrated to a consolidated professional liability program concurrent with the consummation of several significant acquisitions) and, in addition, we possess additional loss data that predates 1997 dates of occurrence for certain of our operations. Loss information reflects both paid and reserved losses incurred when we were covered by outside commercial insurance programs as well as paid and reserved losses incurred under our self-insurance program. Because of the comprehensive nature of the loss data and our comfort with the completeness and reliability of the loss data, this is the information that is used in the development of our actuarial loss estimates. We believe this database is one of the largest repositories of physician professional liability loss information available in our industry and provides us and our actuarial consultants with sufficient data to develop reasonable estimates of the ultimate losses under our self-insurance program. In addition to the estimated losses, as part of the actuarial process, we obtain revised payment pattern assumptions that are based upon our historical loss and related claims payment experience. Such payment patterns reflect estimated cash outflows for aggregate incurred losses by period based upon the occurrence date of the loss as well as the report date of the loss. Although variances have been observed in the actuarial estimate of ultimate losses by occurrence period between actuarial studies, the estimated payment patterns have shown much more limited variability. We use these payment patterns to develop our estimate of the discounted reserve amounts. The relative consistency of the payment pattern estimates provides us with a foundation in which to develop a reasonable estimate of the discount value of the professional liability reserves based upon the most current estimate of ultimate losses to be paid and the reasonable likelihood of the related cash flows over the payment period. As of December 31, 2011 and December 31, 2012, our estimated loss reserves were discounted at 1.9% and 0.7%, respectively, which was the current ten year U.S. Treasury rate at December 31, 2011 and the current weighted average Treasury rate, over a 10 year period at December 31, 2012, which reflects the risk free interest rate over the expected period of claims payments.
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

Based on the results of the first semi-annual actuarial study completed in April 2012, we recorded an increase in prior year liability loss reserves of $5.2 million. $4.4 million of the increase in prior year loss reserves was related to a change in the calculation of the discount rate used by the Company for calculating its professional liability reserves. During the first quarter of 2012, the Company adopted a discount factor based upon the weighted average U.S. Treasury rates over a 10 year period. Prior to this change, the Company used the 10 year Treasury rate as a discount factor. We believe the use of weighted average
Treasury rates over a 10 year period is more closely aligned with actual claim payment patterns. The remaining $0.7 million of the prior year liability loss reserve change relates to unfavorable development on prior year loss estimates. Of the total reserve increase, approximately $6.7 million was associated with loss estimates established in prior years for the self-insurance program covering the loss occurrence periods from March 12, 2003 through December 31, 2010, partially offset by a $1.5 million decrease associated with the estimated losses in excess of the aggregate limit of coverage under the commercial insurance program that ended March 12, 2003. Based on the results of the actuarial study completed in October 2012, management determined no additional change was necessary in our consolidated reserves for professional liability losses during the third quarter of 2012 related to prior year loss estimates.
The following reflects the current reserves for professional liability costs as of December 31, 2012 (in millions) as well as the sensitivity of the reserve estimates at a 75% and 90% confidence level:

As reported	$145.0
At 75% confidence level	$145.6
At 90% confidence level	$155.7
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
Due to the complexity of the actuarial estimation process, there are many factors, trends, and assumptions that must be considered in the development of the actuarial loss estimates and we are not able to quantify and disclose which specific elements are primarily contributing to the overall favorable development in the revised loss estimates of historical occurrence periods. However, we believe that our internal investments in enhanced risk management and claims management resources and initiatives, such as the employment of additional claims and litigation management personnel and practices and an expansion of programs such as root cause loss analysis, early claim evaluation, and litigation support for insured providers, as well as the improved legal environment resulting from professional liability tort reform efforts in certain key jurisdictions such as Florida and Texas have contributed to the favorable trend in loss development estimates noted during the most recent periods.
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
The remaining reporting units that have recorded goodwill, based on the results of our annual impairment test, are not considered to be at risk as of December 31, 2012. The results of step one of the annual impairment test completed as of December 31, 2012, and as prescribed by the provisions of ASC Topic 350 “Intangibles—Goodwill and Other,” which is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill, indicated there had been no impairment and the fair value exceeded the carrying value for the respective reporting units.
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

	Year Ended December 31,
	2010	2011	2012
Net revenues	100.0%	100.0%	100.0%
Professional services expenses	77.0	77.2	77.9
Professional liability costs	3.1	3.8	3.5
General and administrative expenses	9.8	9.7	10.7
Other (income) expenses	(0.1)	—	(0.2)
Impairment of intangibles	3.3	—	—
Depreciation	0.8	0.7	0.7
Amortization	0.9	1.0	1.4
Interest expense, net	1.4	0.7	0.8
Loss on extinguishment and refinancing of debt	1.1	0.3	—
Transaction costs	0.1	0.2	0.2
Earnings before income taxes	2.6	6.2	5.0
Provision for income taxes	2.2	2.5	2.0
Net earnings	0.4	3.7	3.1
Net earnings attributable to noncontrolling interests	—	—	—
Net earnings attributable to Team Health Holdings, Inc.	0.4%	3.7%	3.1%
Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011
Net Revenue Before Provision for Uncollectibles. Net revenue before provision for uncollectibles in the year ended December 31, 2012 increased $597.0 million, or 19.0%, to $3.74 billion from $3.14 billion in the year ended December 31, 2011. The increase in net revenue before provision for uncollectibles resulted primarily from increases in fee for service revenue of $492.1 million, contract revenue of $99.3 million and other revenue of $5.7 million. The increase in fee for service revenue was a result of a 12.1% increase in total fee for service visits and procedures and increases in estimated collections per billed visit. Estimated collections per visit increased due to annual increases in gross charges, managed care pricing, increases in average patient acuity levels, and revenue cycle improvements. The increase in contract revenue was due primarily to the impact of new and acquired contracts.
Provision for Uncollectibles. The provision for uncollectibles was $1.67 billion in the year ended December 31, 2012 compared to $1.40 billion in the corresponding period in 2011, an increase of $273.3 million, or 19.6%. The provision for uncollectibles as a percentage of net revenue before provision for uncollectibles was 44.7% in 2012 compared with 44.4% in 2011. The provision for uncollectibles was primarily related to revenue generated under fee for service contracts that is not expected to be fully collected. The period over period increase in the provision was due to annual increases in gross fee schedules and increases in patient volume and procedures. Self-pay fee for service visits were approximately 21.5% of the total fee for service visits for each of the years ended December 31, 2012 and 2011.
Net Revenues. Net revenues in the year ended December 31, 2012 increased $323.7 million, or 18.5%, to $2.07 billion from $1.75 billion in the year ended December 31, 2011. Acquisitions contributed 11.0% of our year over year growth, new contracts, net of terminations, contributed an additional 4.0% of growth in net revenue, and same contract revenue contributed 3.5% of the increase in year over year net revenue growth.
Total same contract revenue, which consists of contracts under management that have been in effect for prior periods, increased $61.6 million, or 4.2%, to $1.54 billion in 2012 compared to $1.48 billion in 2011. For the year ended December 31, 2012, same contract revenue benefited from an increase in fee for service volume of 3.1% which contributed 2.5% of same contract growth between years and increases in estimated collections on fee for service visits of 2.3% which provided approximately 1.5% of same contract growth between periods. Increases in contract and other revenue contributed to same contract revenue growth by 0.2%. The increase in the estimated collections per visit is attributable to annual increases in gross charges, managed care pricing improvements, increases in average patient acuity levels, and ongoing improvements in revenue cycle processes. Acquisitions contributed $191.7 million of growth between periods, while net new contract revenue increased $70.4 million. We typically gain new contracts by replacing competitors at hospitals that currently outsource such services, obtaining new contracts from facilities that do not currently outsource and responding to contracting opportunities within the military healthcare system. Factors influencing new contracting opportunities include the depth and breadth of our service offerings, our reputation and experience, our ability to recruit and retain qualified clinicians, and pricing considerations when a subsidy or contract payment is required. Contracts are typically terminated due to economic considerations, a change in hospital administration or ownership, dissatisfaction with our service offerings or, primarily relating to our military staffing arrangements, at the end of the contract term.
The components of net revenue includes revenue from contracts that have been in effect for prior periods (same contracts) and from new and acquired contracts during the periods, as set forth in the table below:

	Year Ended December 31,
	2011	2012
	(In thousands)
Same contracts:
Fee for service revenue	$1,102,770	$1,162,722
Contract and other revenue	380,006	381,686
Total same contracts	1,482,776	1,544,408
New contracts, net of terminations:
Fee for service revenue	139,674	157,221
Contract and other revenue	86,404	139,217
Total new contracts, net of terminations	226,078	296,438
Acquired contracts:
Fee for service revenue	30,763	170,714
Contract and other revenue	5,711	57,463
Total acquired contracts	36,474	228,177
Consolidated:
Fee for service revenue	1,273,207	1,490,657
Contract and other revenue	472,121	578,366
Total net revenue	$1,745,328	$2,069,023
The following table reflects the visits and procedures included within fee for service revenues described in the table above:

	Year Ended December 31,
	2011	2012
	(In thousands)
Fee for service visits and procedures:
Same contract	7,796	8,037
New and acquired contracts, net of terminations	1,351	2,216
Total fee for service visits and procedures	9,147	10,253
Professional Service Expenses. Professional service expenses, which include physician and provider costs, billing and collection expenses, and other professional expenses, totaled $1.61 billion in the year ended December 31, 2012 compared to $1.35 billion in the year ended December 31, 2011, an increase of $263.6 million, or 19.6%. The increase between periods is attributable to an increase of approximately $204.3 million related to our acquisitions and net new contract growth and $59.4 million associated with increases in the average rates paid per hour of provider service and increased hours of coverage on a same contract basis. Increases in average rates paid reflect period over period wage and benefit increases associated with the provision of clinical services. Professional service expenses as a percentage of net revenue was 77.9% in the year ended December 31, 2012 compared to 77.2% in the year ended December 31, 2011.
Professional Liability Costs. Professional liability costs were $71.6 million in the year ended December 31, 2012 compared to $66.0 million in the year ended December 31, 2011, an increase of $5.6 million or 8.4%. Professional liability costs for the year ended December 31, 2012 and 2011 included an increase in the discounted carrying value of professional liability reserves related to prior years of $5.2 million and $5.3 million, respectively. Excluding the actuarial adjustments in both periods, professional liability costs increased $5.8 million, or 9.5%, between periods. The increase was primarily attributable to an increase in provider hours due to acquisitions and net contract growth. Excluding the prior year reserve adjustments in each year, professional liability costs as a percentage of net revenue was 3.2% in 2012 and 3.5% in 2011.

General and Administrative Expenses. General and administrative expenses increased $51.7 million, or 30.5% to $220.8 million for the year ended December 31, 2012 from $169.1 million in the year ended December 31, 2011. Included in the 2012 and 2011 general and administrative expenses are $36.9 million and $13.6 million, respectively, of contingent purchase compensation expense incurred in connection with acquisitions. Excluding these charges, general and administrative expenses increased $28.4 million, or 18.2%, in 2012 from 2011. The increase in general and administrative expense was due primarily to increases in salary and benefit costs, the impact of recent acquisitions and increases in deferred compensation and equity-based compensation costs. Total general and administrative expenses as a percentage of net revenue were 10.7% in 2012 and 9.7% in 2011 and were 8.9% in 2012 and 2011 excluding contingent purchase compensation expense.
Other (Income) Expenses. For the year ended December 31, 2012, we recognized $4.8 million of other income compared to $0.2 million of other expense in 2011. The income recognized in 2012 primarily related to the net realized gains on the sale of investments of $2.7 million, and an increase in the fair value of assets held related to the non-qualified deferred compensation plan compared to a decrease in the fair value of such assets in 2011.
Depreciation. Depreciation expense was $14.5 million in the year ended December 31, 2012 compared to $12.2 million for the year ended December 31, 2011. The increase of $2.3 million between periods was primarily due to higher depreciation expense related to an increase in capital expenditures.
Amortization. Amortization expense was $29.8 million in the year ended December 31, 2012 compared to $17.8 million for the year ended December 31, 2011. The increase of $12.0 million between periods was primarily due to increased amortization expense associated with acquisitions completed in 2011 and 2012.
Interest Expense, Net. Net interest expense increased $3.6 million to $16.3 million in the year ended December 31, 2012, compared to $12.8 million in 2011, primarily due to an increased LIBOR spread on our credit facility compared to the previous credit facility pricing and an increase in interest costs from utilization of the revolver partially offset by a reduction in interest rate hedging and deferred financing costs.
Loss on Refinancing of Debt. In 2012, we recognized a loss of $0.2 million in connection with the refinancing of the term loan facility in November 2012. We recognized a loss of $6.0 million in connection with the refinancing of the term loan facility in 2011. The losses in both years consist of the write-off of previously deferred financing costs as well as certain fees and expenses associated with the refinancings.
Transaction Costs. Transaction costs were $4.4 million for the year ended December 31, 2012 compared to $4.1 million for the year ended December 31, 2011. These costs relate to advisory, legal, accounting and other fees incurred related to acquisition activity during the period.
Earnings Before Income Taxes. Earnings before income taxes in the year ended December 31, 2012 were $104.4 million compared to $108.8 million in 2011.
Provision for Income Taxes. The provision for income taxes was $40.6 million in the year ended December 31, 2012 compared to $43.3 million in 2011. The effective tax rate was 38.9% in 2012 compared to 39.8% in 2011. The decrease in the effective tax rate between years was primarily a result of a decrease in state tax liabilities.
Net Earnings. Net earnings were $63.8 million in the year ended December 31, 2012 compared to $65.5 million in the year ended December 31, 2011.
Net Earnings Attributable to Noncontrolling Interests. Earnings attributable to noncontrolling interests were $37,000 for the year ended December 31, 2012.
Net Earnings Attributable to Team Health Holdings, Inc. Net earnings attributable to Team Health Holdings, Inc. were $63.8 million and $65.5 million for the years ended December 31, 2012 and 2011, respectively.

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010
Net Revenue Before Provision for Uncollectibles. Net revenue before provision for uncollectibles in the year ended December 31, 2011 increased $470.3 million, or 17.6%, to $3.14 billion from $2.67 billion in the year ended December 31, 2010. The increase in net revenue before provision for uncollectibles resulted primarily from increases in fee for service revenue of $445.3 million, contract revenue of $23.1 million and other revenue of $1.9 million. The increase in fee for service revenue was a result of increases in estimated collections per billed visit and an 11.8% increase in total fee for service visits and procedures. Estimated collections per visit increased due to annual increases in gross charges, managed care pricing, increases in average patient acuity levels, and revenue cycle improvements. The increase in contract revenue was due primarily to the impact of new and acquired contracts, partially offset by declines in our military operations resulting from contracting changes within the military.
Provision for Uncollectibles. The provision for uncollectibles was $1.40 billion in the year ended December 31, 2011 compared to $1.15 billion in the corresponding period in 2010, an increase of $244.2 million, or 21.2%. The provision for uncollectibles as a percentage of net revenue before provision for uncollectibles was 44.4% in 2011 compared with 43.1% in 2010. The provision for uncollectibles was primarily related to revenue generated under fee for service contracts that is not expected to be fully collected. The period over period increase in the provision was due to annual increases in gross fee schedules and increases in patient volume and procedures. For the year ended December 31, 2011, self-pay fee for service visits were approximately 21.5% of the total fee for service visits compared to approximately 21.7% in 2010.
Net Revenues. Net revenue in the year ended December 31, 2011 increased $226.1 million, or 14.9%, to $1.75 billion from $1.52 billion in the year ended December 31, 2010. New contracts, net of terminations, contributed 5.9% of our year over year growth while acquisitions contributed an additional 5.1% of growth in net revenue. Same contract revenue contributed 4.0% of the growth.
Total same contract revenue, which consists of contracts under management in both periods, increased $60.4 million, or 4.6%, to $1.36 billion in 2011 compared to $1.30 billion in 2010. For the year ended December 31, 2011, same contract revenue less provision benefited from increases in estimated collections on fee for service visits of 5.2% which provided approximately 3.8% of same contract growth between periods. Fee for service volume increased 2.5% which contributed 1.9% of same contract growth between years. Declines in contract and other revenue, primarily associated with our military and locums tenens operations constrained same contract revenue growth by 1.0%. The increase in the estimated collections per visit is attributable to annual increases in gross charges, managed care pricing improvements, increases in average patient acuity levels, and ongoing improvements in revenue cycle processes, partially offset by changes in payer mix between years. Acquisitions contributed $76.8 million of growth between periods. Excluding the impact of contracting changes within the military division, net new contract revenue increased $90.6 million while changes within military staffing contracts resulted in a decline of $1.6 million between years. Total declines in military revenue, inclusive of changes in same contract revenue, were $6.1 million between years. We typically gain new contracts by replacing competitors at hospitals that currently outsource such services, obtaining new contracts from facilities that do not currently outsource and responding to contracting opportunities within the military healthcare system. Factors influencing new contracting opportunities include the depth and breadth of our service offerings, our reputation and experience, our ability to recruit and retain qualified clinicians, and pricing considerations when a subsidy or contract payment is required. Contracts are typically terminated due to economic considerations, a change in hospital administration or ownership, dissatisfaction with our service offerings or, primarily relating to our military staffing arrangements, at the end of the contract term.

The components of net revenue includes revenue from contracts that have been in effect for prior periods (same contracts) and from new and acquired contracts during the periods, as set forth in the table below:

	Year Ended December 31,
	2010	2011
	(In thousands)
Same contracts:
Fee for service revenue	$952,502	$1,026,626
Contract and other revenue	345,782	332,015
Total same contracts	1,298,284	1,358,641
New contracts, net of terminations:
Fee for service revenue	90,867	155,325
Contract and other revenue	97,716	122,181
Total new contracts, net of terminations	188,583	277,506
Acquired contracts:
Fee for service revenue	25,460	91,256
Contract and other revenue	6,937	17,925
Total acquired contracts	32,397	109,181
Consolidated:
Fee for service revenue	1,068,829	1,273,207
Contract and other revenue	450,435	472,121
Total net revenue	$1,519,264	$1,745,328
The following table reflects the visits and procedures included within fee for service revenues described in the table above:

	Year Ended December 31,
	2010	2011
	(In thousands)
Fee for service visits and procedures:
Same contract	7,178	7,355
New and acquired contracts, net of terminations	1,000	1,792
Total fee for service visits and procedures	8,178	9,147
Professional Service Expenses. Professional service expenses, which include physician and provider costs, billing and collection expenses, and other professional expenses, totaled $1.35 billion in the year ended December 31, 2011 compared to $1.17 billion in the year ended December 31, 2010, an increase of $178.0 million, or 15.2%. The increase between periods is attributable to an increase of approximately $148.4 million related to our acquisitions and net new contract growth and $29.8 million associated with increases in the average rates paid per hour of provider services and increased hours of coverage on a same contract basis. Increases in average rates paid reflect period over period wage and benefit increases associated with the provision of clinical services. The increases in professional service costs were partially offset by reductions in provider costs within our military operations due to net contract terminations. Professional service expenses as a percentage of net revenue was 77.2% in the year ended December 31, 2011 compared to 77.0% in the year ended December 31, 2010.
Professional Liability Costs. Professional liability costs were $66.0 million in the year ended December 31, 2011 compared to $46.4 million in the year ended December 31, 2010, an increase of $19.6 million. Professional liability costs for the years ended December 31, 2011 included an increase in the discounted carrying value of professional liability reserves related to prior years of $5.3 million in 2011 resulting from a decline in the discount rate during the course of the year. For the year ended December 31, 2010, a $7.2 million favorable adjustment was recognized resulting from actuarial studies completed during 2010. Factors contributing to the decrease in prior year loss estimates in 2010 included favorable loss development on historical periods between actuarial studies as well as favorable trends in the frequency and severity of claims reported compared to historical trends. We believe that both internal initiatives in the areas of patient safety, risk management and claims management, as well as external factors such as tort reform in certain key states, continue to contribute to these favorable trends in prior year loss estimates. Excluding the favorable actuarial adjustments in both periods, professional liability costs increased $7.1 million, or 13.2%, between periods. The increase was primarily attributable to an increase in provider hours due to acquisitions and net contract growth. Excluding the prior year reserve adjustments in each year, professional liability costs as a percentage of net revenue was 3.5% in both 2011 and 2010.
General and Administrative Expenses. General and administrative expenses increased $20.0 million, or 13.4% to $169.1 million for the year ended December 31, 2011 from $149.1 million in the year ended December 31, 2010. Included in the 2011 and 2010 general and administrative expenses is $13.6 million and $13.3 million, respectively, of contingent purchase expense incurred in connection with acquisitions. Excluding these charges, general and administrative expenses increased $19.8 million, or 14.6%, in 2011 from 2010. The increase in general and administrative expense was due primarily to the impact of recent acquisitions, including the development of infrastructure to support growth in these operations, increases in performance-based incentive plan costs, and additional investments in marketing and sales development functions. Total general and administrative expenses as a percentage of net revenue were 9.7% in 2011 and 9.8% in 2010 and were 8.9% in both 2011 and 2010 excluding contingent purchase expense.
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
Loss on Extinguishment and Refinancing of Debt. In 2011, we recognized a loss of $6.0 million in connection with the refinancing of the term loan facility of $402.7 million. The loss consists of the write-off of previously deferred financing costs as well as certain fees and expenses associated with the refinancing. We recognized a loss of $17.1 million in connection with the redemption of $203.0 million of our 11.25% Notes in 2010. The loss consists of $12.3 million of bond redemption premium payments and the write off of $4.8 million of associated deferred financing costs.
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
Liquidity and Capital Resources
Our principal ongoing uses of cash are to meet working capital requirements, fund debt obligations and to finance our acquisitions and capital expenditures. We believe that our cash needs, other than for significant acquisitions, will continue to be met through the use of existing available cash, cash flows derived from future operating results and cash generated from borrowings under our senior secured revolving credit facility.
As of December 31, 2012, we had total cash and cash equivalents of approximately $41.2 million. There are no known liquidity restrictions or impairments on our cash and cash equivalents as of December 31, 2012. Our ongoing cash needs for the year ended December 31, 2012 were substantially met from internally generated operating sources and our revolving credit facility. As of December 31, 2012, there were no amounts outstanding under the revolving credit facility.
Cash provided by operating activities in the year ended December 31, 2012 was $78.2 million compared to $98.8 million in the corresponding period in 2011. Included in cash provided by operating activities were contingent purchase price payments of $31.4 million in 2012 and $15.5 million in 2011. Also included in cash provided by operating activities in 2012 were $37.3 million in premium payments related to a portfolio loss transfer of specific professional liability reserves to a commercial insurance carrier in the third quarter. Excluding the impact of contingent purchase and portfolio loss transfer payments, the $32.5 million increase in cash provided by operating activities was principally due to an increase in net earnings and a decrease in working capital funding requirements, partially offset by an increase in tax and interest payments between years. For the years ended December 31, 2012 and 2011, total cash used for acquisitions, including contingent payments reported in cash provided by operating activities, was $199.0 million and $141.3 million, respectively. Cash used in investing activities in the year ended December 31, 2012 was $171.9 million compared to $141.4 million in the year ended December 2011. The $30.5 million increase in cash used in investing activities was principally due to an increase in cash payments related to our acquisitions and an increase in capital expenditures. Cash provided by financing activities in the year ended December 31, 2012 was $125.2 million compared to $22.1 million in the year ended December 31, 2011. The change in cash provided by financing activities was due to net proceeds received from the refinancing of our debt in November 2012 and proceeds received from option exercises, offset by revolver borrowings associated with our acquisitions and a decrease in financing costs.
We spent $22.0 million in 2012 and $12.0 million in 2011 for capital expenditures. These expenditures were primarily for billing and information technology investments and related development projects along with projects in support of operational initiatives.
On June 29, 2011, we completed the financing of our then new senior credit facilities, consisting of a $175.0 million Five-Year Revolving Credit Facility, a $150.0 million Five-Year Term Loan A Facility and a $250.0 million Seven-Year Term Loan B Facility, with a syndicate of financial institutions. We used borrowings under the credit facilities and existing cash to repay the outstanding balance of $402.7 million under the term loan as well as $7.8 million of fees and expenses associated with the refinancing. In December 2011, under the provisions of the accordion feature of our senior credit agreement, we increased the amount of our revolving credit facility to $225.0 million. On November 1, 2012, we entered into an amendment to our senior secured credit facilities which, among other things, increased our existing Term Loan A Facility from $150.0 million ($140.6 million outstanding at November 1, 2012) to $275.0 million, (2) increased our existing Revolving Credit Facility to $250 million, (3) increased our option to exercise our Incremental Facility for an amount up to the greater of (x) $250 million (increased from $150 million) and (y) an amount such that, after giving pro forma effect to the increase, the first lien leverage ratio does not exceed 3.75:1.00, subject to the consent of lenders and the satisfaction of certain conditions. In addition, the amendment extended the maturities of the Term Loan A Facility and the Revolving Credit Facility from June 9, 2016 to November 1, 2017. The existing $250 million Term Loan B Facility was not subject to the amendment and remains in place with current terms and conditions.
The proceeds from the increased Term A Loan were used to pay $85.0 million that was outstanding under the revolver and accrued interest of $0.6 million, as well as $2.8 million of fees and expenses associated with the amendment. Remaining proceeds of $46.3 million were retained for other general corporate purposes.
As of December 31, 2012, we had $517.8 million in aggregate indebtedness consisting of our term loans with an additional $250.0 million of borrowing capacity available under our amended senior secured revolving credit facility (without giving effect to $6.0 million of undrawn letters of credit which reduces availability).
Our senior credit facility agreement, as amended, contains both affirmative and negative covenants, including limitations on our ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire our capital stock, acquire the capital stock or assets of another business and pay dividends, and require us to comply with a maximum first lien net leverage ratio, tested quarterly. At December 31, 2012, we were in compliance with all covenants under the senior credit facility agreement. The senior credit facility is secured by substantially all of our and our U.S. subsidiaries’ assets.
As of December 31, 2010, we were a party to three separate forward interest rate swap agreements. These agreements expired in the first quarter of 2011. The change in value during the year ended December 31, 2011 of approximately $0.6 million, net of tax, was recorded as a component of other comprehensive earnings.

Subject to any contractual restrictions, we and our subsidiaries, affiliates or significant stockholders (including Ensemble and its affiliates) may from time to time, in their sole discretion, purchase, repay, redeem or retire any of our outstanding debt or equity securities (including any publicly issued debt or equity securities), in privately negotiated or open market transactions, by tender offer or otherwise.
We have historically been an acquirer of other physician staffing businesses and related interests. During 2012, total cash used related to acquisitions totaled $199.0 million, which consisted of $167.6 million for the acquisitions reported in investing cash flows and $31.4 million of contingent payments related to prior year acquisitions that were reported in operating cash flows.
For the year ended December 31, 2011, total cash used related to acquisitions totaled $141.3 million consisting of $125.8 million for the acquisitions that were reported in investing cash flows and $15.5 million of contingent payments related to prior year acquisitions that were reported in cash provided by operating activities.
During 2010, total cash used in acquisitions was $56.4 million, which consisted of $52.4 million of payments for the acquisitions that were reported in investing cash flows and $4.1 million of contingent payments on prior year acquisitions reported in cash provided by operating activities.
Generally our acquisitions contain a contingent payment provision that is based on the achievement of certain financial targets. We estimate future contingent payment obligations to be approximately $64.7 million based upon current projected achievement of defined performance objectives of the acquired operations. See Note 3 of the consolidated financial statements included in this Form 10-K for a discussion of our acquisitions and contingent payment obligations.
We are currently in discussions with certain physician staffing businesses regarding potential acquisition opportunities. If we consummate any of these potential acquisitions, we would expect to fund such acquisitions using our existing cash, or borrowings under our revolving credit facility, or the issuance of new debt or equity.
Subsequent to year-end, we completed the acquisition, effective February 1, 2013, of a medical staffing group that provides emergency department staffing services to hospitals located in Arizona.
Effective March 12, 2003, we began providing for professional liability risks in part through a captive insurance company. Prior to such date we insured such risks principally through the commercial insurance market. The change in the professional liability insurance program initially resulted in increased cash flow due to the retention of cash formerly paid out in the form of insurance premiums to a commercial insurance company coupled with a long period (typically 2-4 years or longer on average) before cash payout of such losses occurs. A portion of such cash retained is retained within our captive insurance company and invested and therefore not immediately available for general corporate purposes. As of December 31, 2012, the current value of cash or cash equivalents and related investments held within the captive insurance company totaled $72.3 million. Investments of captive insurance are carried at fair market value and as of December 31, 2012, reflected $2.6 million of net unrealized gains. See Note 11 of the consolidated financial statements included in this Form 10-K for a discussion of the investments held by our captive insurance subsidiary.
Effective June 1, 2012, we renewed our fronting carrier program with a commercial insurance carrier through May 31, 2013. In connection with this renewal, we paid cash premiums of $9.4 million to the commercial insurance carrier. For the year ended December 31, 2012, we funded approximately $37.3 million of premiums to our captive subsidiary. During 2012 we did not fund any amounts to a commercial insurance provider in order to meet our obligation for incurred costs in excess of the aggregate limits of coverage in place on the commercial insurance policy that ended March 11, 2003. We will fund additional payments which will be based upon the level of incurred losses relative to the aggregate limit of the coverage at that time as additional claims are processed.
Effective July 31, 2012, the Company entered into a contract with a commercial reinsurance carrier to provide coverage for professional liability claims for the first $0.5 million of indemnity and allocated expense exposure for such claims. The program provides coverage of net obligations on a reported basis for claims reported between March 12, 2003 and June 1, 2011 but unpaid as of July 31, 2012. It will remain effective until all obligations have been satisfied. Under the terms of the policy, the commercial reinsurance carrier will insure any incurred indemnity up to certain limits per claim based on a 70%/30% quota share. The total commercial reinsurance carrier exposure is subject to a total aggregate limit of 130% of the net premium paid. The total net premium paid for this program was $37.3 million.

The following tables reflect a summary of obligations and commitments outstanding as of December 31, 2012:

	Payments Due by Period
	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
	(Dollars in thousands)
Contractual cash obligations:
Long-term debt	$16,250	$42,813	$225,000	$233,750	$517,813
Operating leases	14,678	23,825	15,677	28,666	82,846
Interest payments	15,873	30,508	27,422	4,353	78,156
Subtotal	$46,801	$97,146	$268,099	$266,769	$678,815

	Amount of Commitment Expiration Per Period
	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
	(Dollars in thousands)
Other commitments:
Standby letters of credit	$5,993	$—	$—	$—	$5,993
Contingent purchase payments	26,047	38,389	300	—	64,736
Subtotal	32,040	38,389	300	—	70,729
Total obligations and commitments	$78,841	$135,535	$268,399	$266,769	$749,544

We present Adjusted EBITDA as a supplemental measure of our performance. We define Adjusted EBITDA as net earnings attributable to Team Health Holdings, Inc. before interest expense, taxes, depreciation and amortization, as further adjusted to exclude the non-cash items and the other adjustments shown in the table below. We present Adjusted EBITDA because we believe it assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance.
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

The following table sets forth a reconciliation of net earnings attributable Team Health Holdings, Inc. to Adjusted EBITDA.

	Year Ended December 31,
	2010	2011	2012
	(In thousands)
Net earnings attributable to Team Health Holdings, Inc.	$6,801	$65,521	$63,772
Interest expense, net	20,552	12,782	16,339
Provision for income taxes	33,065	43,264	40,571
Depreciation	11,503	12,208	14,495
Amortization	14,416	17,756	29,765
Impairment of intangibles(a)	50,293	—	—
Other (income) expenses(b)	(1,017)	242	(4,757)
Loss on extinguishment and refinancing of debt(c)	17,122	6,022	194
Contingent purchase compensation expense(d)	13,311	13,575	36,850
Transaction costs(e)	843	4,149	4,368
Equity based compensation expense(f)	2,104	4,053	6,777
Insurance subsidiary interest income	2,444	2,244	1,883
Professional liability loss reserve adjustments associated with prior years	(7,219)	5,345	5,165
Severance and other charges	2,053	1,378	2,822
Adjusted EBITDA	$166,271	$188,539	$218,244

(a)	Includes impairment of goodwill of $48,797 and $1,496 for impairment of intangibles for the year ended December 31, 2010.

(b)	Reflects gain or loss on sale of assets, realized gains on investments, and changes in fair value of investments associated with the Company's non-qualified retirement plan in 2010, 2011 and 2012.

(c)
For 2010, reflects the loss on the redemption of the 11.25% Notes, including write-off of deferred financing costs of $4,815. For 2011, reflects the write-off of deferred financing costs of $1,654 from the previous term loan as well as certain fees and expenses associated with the debt refinancing in 2011. For 2012, reflects the write-off of deferred financing costs of $50 from the previous term loan as well as certain fees and expenses associated with the debt amendment in 2012.

(d)	Reflects expense recognized for estimated future contingent payments related to acquisition activity.

(e)	Reflects expenses associated with accounting, legal, due diligence and other transaction fees related to acquisition activities.

(f)	Reflects costs related to options and restricted shares granted under the Team Health Holdings, Inc. 2009 Stock Incentive Plan.
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
Our earnings are affected by changes in short-term interest rates as a result of borrowings under our senior secured credit facilities. Interest rate swap agreements have been used to manage a portion of our interest rate exposure, however, no swap agreements are currently in effect as of December 31, 2012.
At December 31, 2011, the fair value of our total debt, which had a carrying value of $420.0 million, was $403.2 million. At December 31, 2012, the fair value of our total debt approximated the carrying value of $517.8 million. We had $420.0 million of variable debt outstanding at December 31, 2011 and $517.8 million outstanding at December 31, 2012. If the market interest rates for our variable rate borrowings had averaged 1% more subsequent to December 31, 2011 and 2012, our interest expense (excluding the impact of our interest rate swap agreements in 2011) would have increased, and earnings before income taxes would have decreased, by approximately $4.2 million and $3.5 million, respectively, for the year ended December 31, 2011 and 2012. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management could take actions in an attempt to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

Item 8.	Financial Statements and Supplementary Data
The financial statements and schedules are listed in Part IV Item 15 of this Form 10-K and are incorporated herein by reference.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired objectives. As of December 31, 2012, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that as of December 31, 2012, our disclosure controls and procedures were effective at the reasonable assurance level.
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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an assessment of the effectiveness of its internal control over financial reporting as of December 31, 2012. The assessment was based on criteria established in the framework Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.
The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by Ernst & Young LLP, an independent registered public accounting firm. Their report appears with the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

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
As of December 31, 2012 , Greg Roth, our President and Chief Executive Officer, had an outstanding Plan for the purpose of long-term asset diversification. His Plan extends through June 15, 2014.
As of December 31, 2012, David Jones, our Executive Vice President and Chief Financial Officer, had an outstanding Plan for the purpose of long-term asset diversification. His Plan extends through September 28, 2013.
As of December 31, 2012 , Heidi Allen, our Senior Vice President and General Counsel, had an outstanding Plan for the purpose of long-term asset diversification. Her Plan extends through September 31, 2013.
The Company does not undertake to report other Rule 10b5-1 plans that may be adopted by any officers or directors of the Company in the future, or to report any modifications or termination of any publicly announced plan or to report any plan adopted by an employee who is not an executive officer.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this Item 10 is incorporated herein by reference from the sections captioned “Proposal No. 1—Election of Directors,” “The Board of Directors and Certain Governance Matters—Committee Membership—Audit Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s definitive proxy statement for the 2013 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2012 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the “2013 Proxy Statement”).
Set forth below is information as of January 31, 2013 regarding our executive officers:

Name	Age	Position
Lynn Massingale, M.D.	60	Executive Chairman and Director
Greg Roth	56	President, Chief Executive Officer and Director
David P. Jones	45	Executive Vice President and Chief Financial Officer
Heidi S. Allen	59	Senior Vice President, General Counsel
Lynn Massingale, M.D., has been a member of our board since November 2005 and was named Executive Chairman in May 2008. Prior to that, Dr. Massingale had been the Chief Executive Officer and director of the Company since 1994 and also held the title of President until October 2004. Dr. Massingale previously served as President and Chief Executive Officer of Southeastern Emergency Physicians, a provider of emergency physician services to hospitals in the Southeast and the predecessor of TeamHealth, Inc., which Dr. Massingale co-founded in 1979. Dr. Massingale served as the director of Emergency Services for the state of Tennessee from 1989 to 1993. Dr. Massingale is a graduate of the University of Tennessee Medical Center for Health Services.
Greg Roth joined the Company in November 2004 as President and Chief Operating Officer. In May 2008, Mr. Roth was promoted to President and Chief Executive Officer and became a member of our board. Prior to joining the Company, Mr. Roth had been employed by HCA—Hospital Corporation of America, a provider of healthcare services, since January 1995. Beginning in July 1998, Mr. Roth served as President of HCA, Ambulatory Surgery Division. Prior to his appointment as President, Mr. Roth served in the capacity of Senior Vice President of Operations, Western Region from May 1997 to July 1998 and the Division’s Chief Financial Officer from January 1995 to May 1997. Prior to these positions, Mr. Roth held various positions in the healthcare industry.
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
Heidi Solomon Allen joined the Company in June 2008 as Senior Vice President and General Counsel. From February 2003 to June 2008, Ms. Allen was Associate General Counsel, U.S. Litigation and Investigations, for Sanofi, a major global pharmaceutical company. Admitted to and a member in good standing of the legal bars of Tennessee, South Carolina and New Jersey, Ms. Allen has more than 15 years of experience advising corporations on healthcare law, including a position as Associate General Counsel, Head of Litigation, for Blue Cross Blue Shield of New Jersey. She also served as an Assistant United States Attorney for 11 years. Ms. Allen received a B.A. from the University of Pennsylvania and a J.D. from Rutgers School of Law.
Code of ethics
Information regarding our code of ethics (TeamHealth, Inc. Code of Ethics) applicable to our principal executive officer, our principal financial officer, our controller and other senior financial officers is available on the Investor Relations page of our internet website at www.teamhealth.com. If we ever were to amend or waive any provision of our Code of Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or any person performing similar functions, we intend to satisfy our disclosure obligations with respect to any such waiver or amendment by posting such information on our internet website set forth above rather than by filing a Form 8-K.

Item 11.	Executive Compensation
The information required by this Item 11 is incorporated herein by reference from the sections captioned “Executive Compensation” and “Director Compensation” of the 2013 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 is incorporated herein by reference from the sections captioned “Ownership of Securities” and “Equity Compensation Plan Information” of the 2013 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 is incorporated herein by reference from the section captioned “Transactions with Related Person” and “The Board of Directors and Certain Governance Matters” of the 2013 Proxy Statement.

Item 14.	Principal Accounting Fees and Services
The information required by this Item 14 is incorporated herein by reference from the sections captioned “Proposal No. 2-Ratification of Independent Registered Public Accounting Firm” of the 2013 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	(1) Consolidated Financial Statements of Team Health Holdings, Inc.

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Comprehensive Earnings

Consolidated Statements of Shareholders’ Equity (Deficit)

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

TEAM HEALTH HOLDINGS, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2011 and 2012
CONTENTS

Report of Independent Registered Public Accounting Firm
on Consolidated Financial Statements
Board of Directors and Shareholders of Team Health Holdings, Inc.
We have audited the accompanying consolidated balance sheets of Team Health Holdings, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive earnings, shareholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Team Health Holdings, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Team Health Holdings, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 8, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Nashville, Tennessee
February 8, 2013

Report of Independent Registered Public Accounting Firm
on Internal Control over Financial Reporting
Board of Directors and Shareholders of Team Health Holdings, Inc.
We have audited Team Health Holdings, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Team Health Holdings, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Team Health Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive earnings, shareholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2012 of Team Health Holdings Inc. and subsidiaries and our report dated February 8, 2013 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Nashville, Tennessee
February 8, 2013

Team Health Holdings, Inc.
Consolidated Balance Sheets

	As of December 31,
	2011	2012
	(In thousands)
Assets
Current Assets:
Cash and cash equivalents	$9,855	$41,240
Accounts receivable, less allowance for uncollectibles of $265,293 and $337,049 in 2011 and 2012, respectively	307,874	363,779
Prepaid expenses and other current assets	24,021	38,051
Receivables under insured programs	14,129	31,371
Income tax receivable	1,438	—
Total current assets	357,317	474,441
Investments of insurance subsidiary	94,300	72,315
Property and equipment, net	34,674	49,166
Other intangibles, net	101,910	137,944
Goodwill	232,215	337,600
Deferred income taxes	36,188	31,599
Receivables under insured programs	31,581	47,886
Other	40,082	48,448
	$928,267	$1,199,399
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$22,356	$25,046
Accrued compensation and physician payable	153,674	180,127
Other accrued liabilities	109,649	132,115
Income tax payable	—	1,082
Current maturities of long-term debt	35,000	16,250
Deferred income taxes	38,068	39,489
Total current liabilities	358,747	394,109
Long-term debt, less current maturities	385,000	501,563
Other non-current liabilities	167,120	186,260
Shareholders’ equity:
Common stock, ($0.01 par value; 100,000 shares authorized, 65,589 and 67,763 shares issued and outstanding at December 31, 2011 and 2012, respectively)	656	678
Additional paid-in capital	541,216	578,553
Accumulated deficit	(527,774)	(464,002)
Accumulated other comprehensive gain	3,302	1,701
Team Health Holdings, Inc. shareholders’ equity	17,400	116,930
Noncontrolling interest	—	537
Total shareholders' equity including noncontrolling interest	17,400	117,467
	$928,267	$1,199,399
See accompanying notes to the consolidated financial statements.

Team Health Holdings, Inc.
Consolidated Statements of Comprehensive Earnings

	Year Ended December 31,
	2010	2011	2012
	(In thousands, except per share data)
Net revenues before provision for uncollectibles	$2,671,374	$3,141,678	$3,738,696
Provision for uncollectibles	1,152,110	1,396,350	1,669,673
Net revenues	1,519,264	1,745,328	2,069,023
Cost of services rendered (exclusive of depreciation and amortization shown separately below)
Professional service expenses	1,170,208	1,348,255	1,611,884
Professional liability costs	46,356	65,982	71,556
General and administrative expenses (includes contingent purchase compensation expense of $13,311, $13,575 and $36,850 in 2010, 2011 and 2012, respectively)	149,122	169,147	220,799
Other (income) expenses	(1,017)	242	(4,757)
Impairment of intangibles	50,293	—	—
Depreciation	11,503	12,208	14,495
Amortization	14,416	17,756	29,765
Interest expense, net	20,552	12,782	16,339
Loss on extinguishment and refinancing of debt	17,122	6,022	194
Transaction costs	843	4,149	4,368
Earnings before income taxes	39,866	108,785	104,380
Provision for income taxes	33,065	43,264	40,571
Net earnings	6,801	65,521	63,809
Net earnings attributable to noncontrolling interest	—	—	37
Net earnings attributable to Team Health Holdings, Inc.	$6,801	$65,521	$63,772

Net earnings per share of Team Health Holdings, Inc.:
Basic	$0.11	$1.01	$0.96
Diluted	$0.11	$0.98	$0.93
Weighted average shares outstanding:
Basic	64,177	65,041	66,371
Diluted	64,641	66,580	68,277

Other comprehensive income, net of tax:
Net change in fair value of investments, net of tax of $(101), $988, and $(861) for 2010, 2011 and 2012, respectively	$(183)	$1,835	$(1,601)
Net change in fair value of swaps, net of tax of $1,485, and $359 for 2010 and 2011, respectively	2,325	562	—
Comprehensive earnings	8,943	67,918	62,208
Comprehensive earnings attributable to noncontrolling interest	—	—	37
Comprehensive earnings attributable to Team Health Holdings, Inc.	$8,943	$67,918	$62,171

See accompanying notes to the consolidated financial statements.

Team Health Holdings, Inc.
Consolidated Statements of Shareholders’ Equity (Deficit)
(In thousands)

	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Earnings (Loss)	Equity Attributable to Noncontrolling Interest	Total
Balance at December 31, 2009	$624	$497,513	$(600,096)	$(1,237)	$—	$(103,196)
Comprehensive earnings	—	—	6,801	2,142	—	8,943
Equity based compensation	—	2,104	—	—	—	2,104
Issuance of common stock	20	22,374	—	—	—	22,394
Issuance of common stock under stock purchase plan	—	385	—	—	—	385
Exercise of stock options	1	616	—	—	—	617
Balance at December 31, 2010	$645	$522,992	$(593,295)	$905	$—	$(68,753)
Comprehensive earnings	—	—	65,521	2,397	—	67,918
Equity based compensation	—	4,053	—	—	—	4,053
Stock issuance costs	—	(491)	—	—	—	(491)
Issuance of common stock under stock purchase plan	2	1,792	—	—	—	1,794
Exercise of stock options, net of tax benefit of $54	9	12,870	—	—	—	12,879
Balance at December 31, 2011	$656	$541,216	$(527,774)	$3,302	$—	$17,400
Comprehensive earnings	—	—	63,772	(1,601)	37	62,208
Equity based compensation	—	6,777	—	—	—	6,777
Stock issuance costs	—	(1,304)	—	—	—	(1,304)
Issuance of common stock under stock purchase plan	2	2,065	—	—	—	2,067
Exercise of stock options, net of tax benefit of $1,044	20	29,799	—	—	—	29,819
Contribution from noncontrolling interest	—	—	—	—	500	500
Balance at December 31, 2012	$678	$578,553	$(464,002)	$1,701	$537	$117,467

See accompanying notes to the consolidated financial statements.

Team Health Holdings, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2010	2011	2012
	(In thousands)
Operating activities
Net earnings	$6,801	$65,521	$63,809
Adjustments to reconcile net earnings:
Depreciation	11,503	12,208	14,495
Amortization	14,416	17,756	29,765
Amortization of deferred financing costs	2,001	1,313	831
Equity based compensation expense	2,104	4,053	6,777
Provision for uncollectibles	1,152,110	1,396,350	1,669,673
Impairment of intangibles	50,293	—	—
Deferred income taxes	7,070	7,886	2,498
Loss on extinguishment and refinancing of debt	4,815	1,654	50
Loss (gain) on disposal or sale of equipment	23	253	(61)
Loss on assets held for sale	67	—	—
Equity in joint venture income	(492)	(1,057)	(1,257)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,150,878)	(1,447,870)	(1,707,691)
Prepaids and other assets	(8,029)	3,428	(12,651)
Income tax accounts	(4,999)	605	(4,360)
Accounts payable	787	3,629	184
Accrued compensation and physician payable	9,158	21,408	25,039
Contingent purchase liabilities	9,249	(1,918)	13,353
Other accrued liabilities	(1,201)	3,384	(4,698)
Professional liability reserves	5,068	10,196	(17,585)
Net cash provided by operating activities	109,866	98,799	78,171
Investing activities
Purchases of property and equipment	(11,898)	(11,977)	(22,005)
Sale of property and equipment	—	—	171
Cash paid for acquisitions, net	(52,368)	(125,828)	(167,637)
Purchases of investments at insurance subsidiary	(79,460)	(88,561)	(159,657)
Proceeds from investments at insurance subsidiary	78,372	84,866	179,180
Other investing activities	5	90	(2,000)
Net cash used in investing activities	(65,349)	(141,410)	(171,948)
Financing activities
Payments on notes payable	(4,250)	(408,750)	(11,562)
Proceeds on notes payable	—	400,000	134,375
Payments on 11.25% senior subordinated notes	(203,025)	—	—
Proceeds from sale of common stock	21,762	—	—
Proceeds from revolving credit facility	109,800	269,000	736,600
Payments on revolving credit facility	(109,800)	(244,000)	(761,600)
Payments of financing costs	—	(8,303)	(2,829)
Contribution from noncontrolling interest	—	—	500
Stock issuance costs	—	(491)	(1,304)
Proceeds from the issuance of common stock under stock purchase plans	385	1,794	2,067
Proceeds from exercise of stock options	617	12,825	27,871
Tax benefit from exercise of stock options	—	54	1,044
Net cash (used in) provided by financing activities	(184,511)	22,129	125,162
Net (decrease) increase in cash and cash equivalents	(139,994)	(20,482)	31,385
Cash and cash equivalents, beginning of year	170,331	30,337	9,855
Cash and cash equivalents, end of year	$30,337	$9,855	$41,240
Supplemental cash flow information:
Interest paid	$23,316	$14,251	$17,372
Taxes paid	$31,246	$34,573	$43,394
See accompanying notes to the consolidated financial statements.

Team Health Holdings, Inc.
Notes to the Consolidated Financial Statements
December 31, 2012
1. Organization and Basis of Presentation
The Company, as used herein, refers to Team Health Holdings, Inc. and its consolidated subsidiaries. The Company is one of the largest providers of outsourced physician staffing and administrative services to hospitals and other healthcare providers in the United States, based upon revenues and patient visits. We serve approximately 800 civilian and military hospitals, clinics and physician groups in 47 states with a team of more than 8,600 affiliated healthcare professionals including physicians, advanced practice clinicians (consisting of physician assistants, nurse practitioners, and CRNAs), and registered nurses. Since our inception in 1979, we have focused primarily on providing outsourced services to hospital emergency departments, which accounted for 71% of our net revenues in 2012. We also provide comprehensive programs for inpatient care (hospitalists comprising the specialties of internal medicine, orthopedic surgery, general surgery and OB/GYN), anesthesiology, urgent care, pediatrics and other healthcare services, principally within hospitals and other healthcare facilities.
Secondary Offerings
On March 8, 2011, a secondary offering of 8,830,000 shares of the Company's common stock by the Company’s principal shareholder, Ensemble Parent LLC, an investment fund affiliated with The Blackstone Group L. P. (Ensemble) and the Company’s chief financial officer was consummated.
On July 5, 2012 a secondary offering of 9,200,000 of the Company's common stock by Ensemble and certain officers and directors was consummated. As a result of this offering, the Company ceased to be a "controlled company" within the meaning of Section 303A of the NYSE Listed Company Manual. On September 17, 2012, an additional secondary offering of 8,000,000 shares of the Company's common stock by Ensemble was consummated. On December 24, 2012, an additional secondary offering of 8,792,572 shares of the Company's common stock by Ensemble was consummated.
The Company did not receive any proceeds from the sales of shares in any of these secondary offerings. As of December 31, 2012, after giving effect to these offerings, Ensemble beneficially owned 14.2% of our outstanding common stock.
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
Marketable Securities
In accordance with ASC Topic 320, “Debt and Equity Securities” (formerly Statement of Financial Accounting Standards (SFAS) No. 115 “Accounting for Certain Investments in Debt and Equity Securities,”) management determines the appropriate classification of the Company’s investments at the time of purchase and reevaluates such determination at each balance sheet date. As of December 31, 2011 and 2012, the Company has classified all marketable debt securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in other comprehensive earnings. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are recognized in earnings.
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
In accordance with the provisions of ASC Topic 350, “Intangibles—Goodwill and other” (formerly SFAS No. 142, Goodwill and Other Intangible Assets) (ASC 350) goodwill and intangible assets deemed to have indefinite lives are not amortized. The cost of service contracts and other intangibles acquired is amortized using the straight-line method over their estimated lives to match the estimated cash flow generated by such assets.
Goodwill is evaluated for possible impairment on an annual basis or more frequently if events and circumstances occur that may indicate the potential for impairment. Goodwill assigned to a reporting unit is evaluated for potential impairment following a two-step procedure. Reporting units as defined by ASC 350 may be operating segments as a whole or an operation one level below an operating segment referred to as a component. The Company has determined that the reporting units used to assess potential goodwill impairment in fiscal year 2012 are the same as the Company's operating segments. The fair value of the reporting unit is calculated by using a weighted average income and market approach and then compared to the carrying amount of the reporting unit. If the carrying value exceeds the fair value of the applicable reporting unit, the implied fair value of the goodwill of the reporting unit is then determined. If it is determined that the implied fair value of the goodwill of the reporting unit is less than the carrying value of goodwill, an impairment loss is recorded equal to such difference. The Company has determined that no indications of impairment existed as of December 31, 2012.

Determining the fair value of a reporting unit or an indefinite-lived purchased intangible asset is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. The Company bases the fair value estimates on assumptions believed to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from these estimates.
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

Deferred Financing Costs
Deferred financing costs, which are included in other noncurrent assets and are amortized over the term of the related debt using the effective interest method, consisted of the following as of December 31 (in thousands):

	2011	2012
Deferred financing costs	$7,733	$9,805
Less accumulated amortization	(413)	(622)
	$7,320	$9,183
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
Effective March 12, 2003, the Company began providing for its professional liability losses principally under a program of self-insurance, including the use of a wholly owned captive insurance company. The Company's estimated losses under the self-insurance program are determined using periodic actuarial estimates of losses and related expenses, adjusted on an interim basis for actual provider hours worked and loss development trends. Any differences between amounts previously recorded and the results of updated actuarial loss estimates of prior periods are recorded in the period when such differences are known.
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

The following table presents the impact of the Company’s interest rate swap agreements and their location within the accompanying consolidated statements of comprehensive earnings (in thousands):

	Amount of (Gain) Loss Recognized in Other Comprehensive Income Derivative (Effective Portion)			Amount of (Gain) Loss Reclassified from Other Comprehensive Income into Income (Effective Portion)		Amount of (Gain) Loss Recognized in Income on Derivative (Ineffective Portion)
	Year Ended December 31,			Year Ended December 31,		Year Ended December 31,
	2011		2012	2011	2012	2011	2012
Interest rate swap contracts	$(562)	(a)	$—	$—	$—	$—	$—

(a)	Net of tax
Revenue Recognition
Net revenues before provision for uncollectibles consist of fee for service revenue, contract revenue and other revenue. Net revenues before provision for uncollectibles are recorded in the period services are rendered.
Net revenues before provision for uncollectibles are principally derived from the provision of healthcare staffing services to patients within healthcare facilities. The form of billing and related risk of collection for such services may vary by customer. The following is a summary of the principal forms of the Company’s billing arrangements and how net revenue before provision for uncollectibles is recognized for each. A significant portion (83%, 85% and 84% of the Company’s net revenue before provision for uncollectibles in 2010, 2011 and 2012, respectively) resulted from fee for service patient visits. Fee for service revenue represents revenue earned under contracts in which the Company bills and collects the professional component of charges for medical services rendered by the Company’s contracted and employed physicians. Under the fee for service arrangements, the Company bills patients for services provided and receives payment from patients or their third-party payers. Fee for service revenue is reported net of contractual allowances and policy discounts. All services provided are expected to result in cash flows and are therefore, reflected as net revenues before provision for uncollectibles in the financial statements. Fee for service revenue is recognized in the period that the services are rendered to specific patients and reduced immediately for the estimated impact of contractual allowances in the case of those patients having third-party payer coverage. The recognition of net revenue before provision for uncollectibles (gross charges less contractual allowances) from such visits is dependent on such factors as proper completion of medical charts following a patient visit, the forwarding of such charts to one of the Company’s billing centers for medical coding and entering into the Company’s billing systems and the verification of each patient’s submission or representation at the time services are rendered as to the payer(s) responsible for payment of such services. Net revenues before provision for uncollectibles are recorded based on the information known at the time of entering of such information into the Company’s billing systems as well as an estimate of the net revenues before provision for uncollectibles associated with medical charts for a given service period that have not been processed yet into the Company’s billing systems. The above factors and estimates are subject to change. For example, patient payer information may change following an initial attempt to bill for services due to a change in payer status. Such changes in payer status have an impact on recorded net revenue before provision for uncollectibles due to differing payers being subject to different contractual allowance amounts. Such changes in net revenue before provision for uncollectibles are recognized in the period that such changes in payer become known. Similarly, the actual volume of medical charts not processed into the billing systems may be different from the amounts estimated. Such differences in net revenue before provision for uncollectibles are adjusted in the following month based on actual chart volumes processed.
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
Net revenues before provision for uncollectibles are reduced for management’s estimates of amounts that will not be collected. The resulting net revenue reflects net cash collections for services rendered in the period, plus management’s estimate of the remaining collections to be realized for services rendered in the period. Such estimates of amounts to be collected are subject to adjustment as actual experience is realized. If subsequent collections experience indicates that an adjustment to previously recorded collection estimates is necessary, such change of estimate adjustment is recorded in the current period in which such assessment is made.
Management in estimating the amounts to be collected resulting from its over ten million annual fee for service patient visits and procedures considers such factors as prior contract collection experience, current period changes in payer mix and patient acuity indicators, reimbursement rate trends in governmental and private sector insurance programs, resolution of overprovision account balances, the estimated impact of billing system effectiveness improvement initiatives and trends in collections from self-pay patients and external credit agencies. The complexity of the estimation process associated with the Company’s fee for service volumes and diverse payer mix, along with the difficulty of assessing such factors as changes in the economy impacting the number of healthcare insured versus uninsured patients and other socio-economic trends that can have an impact on collection rates, could result in subsequent material adjustments to previously reported revenues.
The Company derives a significant portion of its net revenues from government sponsored healthcare programs. Estimated net revenue derived from the Medicare program was approximately 17% of total net revenue in 2010, 2011 and 2012. Estimated net revenue derived from the Medicaid program was approximately 11% of total net revenue in 2010 and 2011 and 10% in 2012. In addition, net revenues derived from within the Military Health System (“MHS”), which is the U.S. military’s dependent healthcare program, and other government agencies was approximately 6% in 2010, 5% in 2011 and 2012.
Segment Reporting
The Company provides its services through ten operating segments which are aggregated into two reportable segments, Healthcare Staffing and Other Services. The Healthcare Staffing segment, which is an aggregation of emergency medicine, anesthesia, specialty surgery and locums staffing, provides comprehensive healthcare service programs to users and providers of healthcare services on a fee for service as well as a cost plus or contract basis. The Other Services segment, is an aggregation of hospital medicine, military and government healthcare staffing, clinical services, nurse call center operations, After Hours Pediatrics as well as billing, collection and consulting services that provides a range of other comprehensive healthcare services. See Note 23 for financial information of the Company's reportable segments.
Noncontrolling Interests in Consolidated Entity
In November 2012, the Company entered into a joint venture to provide administrative management and billing services to certain existing urgent care clinics the Company operates. The joint venture partner contributed $0.5 million to the Company for its interest. The consolidated financial statements include all assets, liabilities, revenues and expenses of the less than 100% owned entity that the Company controls. Accordingly, the Company has recorded noncontrolling interests in the earnings and equity of this entity.
Recently Issued Accounting Standards

Changes to accounting principles generally accepted in the United States of America (U.S. GAAP) are established by the Financial Accounting Standards Board (FASB) in the form of accounting standards updates (ASU's) to the FASB's Accounting Standards Codification. The Company considers the applicability and impact of all ASU's. ASU's not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position or results of operations.

In September 2011, the FASB issued ASU 2011-8, “Intangibles-Goodwill and Other (Topic 350), Testing Goodwill for Impairment.” This update provides companies with the option to perform a qualitative assessment to determine whether it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. If, after assessing updated qualitative factors, a company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not have to perform the current two-step goodwill impairment test. The provisions of this update are effective for interim and annual impairment tests performed for fiscal years beginning after December 15, 2011. For the 2012 annual goodwill impairment test the Company elected to perform the two-step impairment test.

During the first quarter of 2012, the Company adopted the provisions of Accounting Standards Update No. 2011-7, Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities (“ASU 2011-7”). ASU 2011-7 requires certain healthcare organizations to present their bad debt provision related to patient services revenue separately as contra-revenue on the face of the statement of operations. In addition, ASU 2011-7 requires the following disclosures:

1)	A company's policy for considering collectability in the timing and amount of revenue and bad debt recognized;

2)	The amount of revenue before provision for uncollectibles (i.e., less contractual discounts) recognized by major payor source;

3)	Quantitative and qualitative information about changes in the bad debt allowance, including judgments made and changes in estimates.

All periods presented in these consolidated financial statements and notes to consolidated financial statements are presented in accordance with ASU 2011-7. See Note 17 for the required disclosures.

In June 2011, the FASB issued ASU 2011-5, “Presentation of Comprehensive Income.” This update requires that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. These changes became effective for the Company in the first quarter of 2012 and are reflected in the consolidated statements of comprehensive earnings.

In May 2011, the FASB issued ASU No. 2011-4, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” (“ASU 2011-4”). This guidance contains certain updates to the fair value measurement guidance as well as enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for “Level 3” measurements, including enhanced disclosure for: (1) the valuation processes used by the reporting entity; and (2) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any. The provisions of this update are effective for interim and annual periods beginning on or after December 15, 2011, with early adoption prohibited. The Company's adoption of this standard did not have a significant impact on the Company's fair value measurements, financial condition, results of operations or cash flows.
Use of Estimates
The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
3. Acquisitions and Contingent Purchase Obligations
Acquisitions
During the year ended December 31, 2012, the Company acquired the operations of eight businesses for total net cash proceeds of $167.6 million. In April 2012, the Company completed the acquisition of an anesthesia group in New Jersey. In May 2012, the Company completed the acquisition of a physician management and staffing business that provides emergency medicine, hospital medicine, and urgent care in New York, Pennsylvania, Ohio and Texas. On July 1, 2012, the Company completed the acquisition of certain assets of a medical staffing group that provides emergency department staffing services to a hospital located in Virginia. On August 10, 2012, the Company completed the acquisition of a contract physician staffing and management business that provides specialty hospitalist staffing and program management services, including OB-GYN, general surgery, orthopedic and anesthesia services, to hospitals and healthcare systems throughout the United States. On November 1, 2012, the Company completed the acquisition of certain assets of a medical staffing group that provides emergency department staffing services to hospitals located in Alabama. On December 15, 2012, the Company completed the acquisition of certain assets of a medical staffing group that provides emergency department staffing services to hospitals located in Alabama. On December 31, 2012, the Company completed the acquisitions of an anesthesia group in New Jersey and a physician management and staffing business that provides emergency department staffing services to a hospital located in California. The purchase price for these acquisitions was allocated in accordance with ASC 805, "Business Combinations” (ASC 805), based on management’s estimates, to net assets acquired, including goodwill of approximately $105.4 million (of which $81.6 million is tax deductible goodwill), other intangibles consisting primarily of physician and hospital agreements of approximately $65.8 million and assumed net liabilities of approximately $7.0 million, including $2.0 million related to a contingent purchase liability recognized at the acquisition date. In addition, certain agreements have a contingent consideration provision pursuant to which, if certain financial or other targets are achieved within a defined performance period, then future cash payments currently estimated to be approximately $41.1 million could be made at the conclusion of the respective performance periods, of which approximately $39.1 million will be accounted for as contingent purchase compensation expense over the related performance period. These acquisitions have expanded the Company’s presence in emergency medicine, anesthesia, and urgent care as well as provided an entrance into the inpatient specialty care market.
The following unaudited pro forma information combines the consolidated results of operations of the Company and the acquisitions completed during 2012 as if the transactions had occurred on January 1, 2011 (in thousands, except for per share data):

	Year Ended December 31,
	2011	2012
Net revenues	$1,961,968	$2,186,249
Net earnings attributable to Team Health Holdings, Inc.	70,899	61,549
Net earnings per share of Team Health Holdings, Inc.:
Basic	$1.09	$0.93
Diluted	$1.06	$0.90
Weighted average shares outstanding:
Basic	65,041	66,371
Diluted	66,580	68,277
The pro forma results are based on estimates and assumptions which the Company believes are reasonable and do not necessarily represent results which would have occurred if the acquisitions had taken place at the beginning of the periods, nor are they indicative of the future results of these combined operations.
In March 2012, the Company made an investment in a variable interest entity that is a provider of hospital-based telemedicine consultations. The Company has determined that it is not the primary beneficiary of the entity, as it does not have the power to direct the activities that most significantly impact economic performance of the entity nor the responsibility to absorb a majority of the expected losses and therefore, the entity is not consolidated and the investment is accounted for under the cost method. The determination of whether the Company is the primary beneficiary was performed at the time of the initial investment and is performed at the date of each subsequent reporting period. As of December 31, 2012, the carrying amount and maximum exposure to loss of this investment was $2.0 million and is reported as other long-term investments in the accompanying consolidated balance sheets.
During the year ended December 31, 2011, the Company acquired the operations of four businesses for total cash proceeds of $125.8 million. In April 2011, the Company completed the acquisition of certain assets of a medical staffing group that provides emergency department staffing services to a hospital located in Alabama. In September 2011, the Company completed the acquisitions of certain assets and related business operations of an anesthesia staffing business located in Colorado, an emergency medical staffing business located in Illinois and a medical staffing group located in Tennessee. These acquisitions have broadened the Company’s presence within these lines of business. The purchase price for these acquisitions was allocated in accordance with the provisions of ASC Topic 805, based on management’s estimates, to net assets acquired, including goodwill of $57.8 million (all of which is tax deductible goodwill), intangible assets of $58.8 million and assumed working capital assets and liabilities consisting primarily of accounts receivable of $15.1 million. In addition, the agreements have a contingent consideration provision pursuant to which, if certain financial targets are achieved within a defined performance period, current estimated maximum future cash payments totaling $23.6 million could be made at the conclusion of the respective performance periods.
During the year ended December 31, 2010, the Company acquired the operations of three businesses for total cash proceeds of $52.4 million. In March 2010, the Company completed the acquisitions of certain assets and related business operations of two emergency medical staffing businesses and clinics located in Virginia, Rhode Island and Florida. In August 2010, the Company completed the acquisition of certain assets and related business operations of an emergency medical staffing business located in Oklahoma and Kansas. The purchase price for these acquisitions was allocated in accordance with the provisions of ASC Topic 805 to net assets acquired, including goodwill of $31.9 million (all of which is tax deductible goodwill) and contract intangibles of approximately $22.2 million, based on management’s estimates. There are no remaining contingent purchase obligations on the acquisitions made during 2010.
The results of operations of the acquired businesses have been included in the Company’s consolidated financial statements beginning on the respective acquisition dates. Pro forma results of operations for acquisitions completed in 2010 and 2011 have not been presented because the effect of these acquisitions was not material, individually or in the aggregate, to the Company’s consolidated results of operations.
Acquisition Subsequent to Year-end
The Company completed the acquisition, effective February 1, 2013, of a medical staffing group that provides emergency department staffing services to hospitals located in Arizona. The purchase price for this acquisition was not material and will be allocated in accordance with the provisions of ASC Topic 805.
Contingent Purchase Obligations
In accordance with ASC 805, when contingent payments are tied to continuing employment, such amounts are recognized ratably over the defined measurement period of each agreement as a component of general and administrative expense in the results of the Company’s operations.
As of December 31, 2012, the Company estimates it may have to pay $64.7 million in future contingent payments for acquisitions made prior to December 31, 2012 based upon the current projected financial performance or anticipated achievement of other targets of the acquired operations. The current estimate of future contingent payments could increase or decrease depending upon the actual performance of the acquisition over the respective measurement period. These payments will be made should the acquired operations achieve the financial targets or certain contract terms as agreed to in the respective acquisition agreements. The contingent purchase compensation expense recognized for the years ended December 31, 2010, 2011 and 2012 was $13.3 million, $13.6 million and $36.9 million, respectively. Total estimated future unrecognized contingent purchase compensation expense is $44.0 million as of December 31, 2012.
The changes to the Company's accumulated contingent liability are as follows (in thousands):

Contingent purchase liability at December 31, 2011	$13,249
Payments	(24,047)
Contingent purchase compensation expense recognized	36,850
Contingent purchase liability recognized at acquisition date	2,025
Contingent purchase liability at December 31, 2012	$28,077

Estimated contingent purchase compensation expense (in thousands):
For the year ended December 31, 2013	$33,853
For the year ended December 31, 2014	10,111
$43,964
During 2010, 2011 and 2012, total contingent purchase payments of $4.1 million, $15.5 million and $31.4 million (including $7.3 million that was accelerated in accordance with the terms of the purchase agreement), respectively, were made.
In 2010, 2011 and 2012, the Company recognized transaction costs of $0.8 million, $4.1 million and $4.4 million, respectively which related to costs associated with acquisition activity.
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

In December 2010, the Company recognized a non-tax deductible charge of $48.8 million to reduce the carrying value of the goodwill associated with its military staffing division to its implied fair value in accordance with the provisions of ASC Subtopic 350-20 “Goodwill”. Following the charge there was approximately $9.4 million of remaining goodwill associated with this division. The decline in carrying value reflected the decline in the military staffing division’s financial performance at that time and the impact of the more challenging government contracting environment. The process of awarding military healthcare staffing contracts by the government had changed in recent years toward an increased bias to award certain contracts to qualified small and minority owned businesses. Although the Company participates in such small and minority owned business awards to the extent it can serve as a sub-contractor, the revenues from these arrangements are limited compared to an outright contract award which has been a large contributing factor in the financial performance of its military division.
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
5. Radiology Operations
During the fourth quarter of 2010, the Company completed a strategic review of its radiology operations, including past performance and future growth opportunities and based upon the review, concluded that the existing business model of providing teleradiology and radiology staffing services was not a viable long term strategy and could not consistently meet internal growth targets. As a result of this review, the Company made a decision to exit this non-core business line. This process was essentially completed during the first quarter of 2011 with the sale of the teleradiology business with a final wind-down of all contractual relationships in 2012. For the years ended December 31, 2010, 2011 and 2012, the radiology division generated approximately $11.2 million, $7.7 million and $3.6 million of net revenue, respectively.
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

The following table provides information on those assets and liabilities the Company currently measures at fair value on a recurring basis as of December 31, 2011 and 2012 (in thousands):

	Carrying Amount in Consolidated Balance Sheet December 31, 2011	Fair Value December 31, 2011	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3
Investments of insurance subsidiary:
Money market funds	$7,361	$7,361	$7,361	$—	$—
U. S. Treasury securities	15,931	15,931	—	15,931	—
Municipal bonds	57,194	57,194	—	57,194	—
Agency notes	13,814	13,814	—	13,814	—
Total investments of insurance subsidiary	$94,300	$94,300	$7,361	$86,939	$—
Supplemental employee retirement plan investments:
Mutual funds	$14,596	$14,596	$—	$14,596	$—

	Carrying Amount in Consolidated Balance Sheet December 31, 2012	Fair Value December 31, 2012	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3
Investments of insurance subsidiary:
Money market funds	$7,251	$7,251	$7,251	$—	$—
U. S. Treasury securities	1,013	1,013	—	1,013	—
Municipal bonds	62,730	62,730	—	62,730	—
Agency notes	1,321	1,321	—	1,321	—
Total investments of insurance subsidiary	$72,315	$72,315	$7,251	$65,064	$—
Supplemental employee retirement plan investments:
Mutual funds	$20,103	$20,103	$—	$20,103	$—
The fair values of the Company’s insurance subsidiary investments and the Company’s supplemental employee retirement investments are based on quoted prices. See Note 11 for more information regarding the Company’s investments.
The Company classified its municipal bonds, agency securities, and U.S. Treasury securities within Level 2 because these securities were valued based on quoted prices in markets that are less active, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. As of December 31, 2011 and 2012, the fair value of these investments reflected net unrealized gains of $5.1 million and $2.6 million, respectively.
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
The fair value of the Company’s debt is estimated using quoted market prices when available. When quoted market prices are not available, fair value is estimated based on current market interest rates for debt with similar maturities (Level 2). The estimated fair value of the Company’s outstanding debt as of December 31, 2011 was $403.2 million compared to a carrying value of $420.0 million. As of December 31, 2012, the estimated fair value of the Company’s outstanding debt approximated the carrying value of $517.8 million.

7. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill during the years ended December 31, 2011 and 2012 were as follows (in thousands):

Goodwill	$319,018
Accumulated impairment loss	(144,579)
Additions through acquisitions	57,776
Balance, December 31, 2011	$232,215

Goodwill	376,794
Accumulated impairment loss	(144,579)
Additions through acquisitions	105,385
Balance, December 31, 2012	$337,600
The following is a summary of other intangible assets and related amortization as of December 31, 2011 and 2012 for intangibles that are subject to amortization (in thousands):

	Gross Carrying Amount	Accumulated Amortization
As of December 31, 2011:
Contracts	$142,713	$(44,503)
Other	4,240	(540)
Total	$146,953	$(45,043)
As of December 31, 2012:
Contracts	$199,644	$(69,216)
Other	9,450	(1,934)
Total	$209,094	$(71,150)
Total amortization expense for other intangibles was $14.4 million, $17.8 million and $29.8 million for the years 2010, 2011 and 2012, respectively.
The estimated annual amortization expense for intangibles for the next five years is as follows (in thousands):

2013	$33,666
2014	31,732
2015	28,201
2016	22,660
2017	16,773
Contract intangibles are amortized straight-line over their estimated life which is approximately four to seven years. As of December 31, 2012, the weighted average remaining amortization period for intangible assets was 3.9 years.

8. Property and Equipment
Property and equipment consists of the following at December 31 (in thousands):

	2011	2012
Land	$370	$370
Buildings and leasehold improvements	16,900	24,182
Furniture and equipment	23,566	32,515
Software	17,710	17,977
	58,546	75,044
Less accumulated depreciation	(23,872)	(25,878)
	$34,674	$49,166
Depreciation expense was $11.5 million in 2010, $12.2 million in 2011 and $14.5 million in 2012.
9. Receivables Under Insured Programs
Receivables under insured programs represent the portion of the Company’s reserves for professional liability losses estimated to be reimbursable under commercial insurance company policies. The entities providing professional liability coverage to the Company are creditworthy commercial insurance companies, and the Company believes such receivables are probable of being collected and these companies will be able to fully satisfy their obligations under the insurance contracts.
10. Other Assets
Other assets consist of the following as of December 31 (in thousands):

	2011	2012
Deferred financing costs	$7,320	$9,183
Other	32,762	39,265
	$40,082	$48,448
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

Long term investments represent securities held by the Company’s captive insurance subsidiary. At December 31, 2011 and 2012, amortized cost basis and aggregate fair value of the Company’s available-for-sale securities by investment type were as follows (in thousands):

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2011
Money market funds	$7,361	$—	$—	$7,361
Treasury	15,046	885	—	15,931
Municipal bonds	53,202	4,013	(21)	57,194
Agency notes	13,613	202	(1)	13,814
	$89,222	$5,100	$(22)	$94,300
December 31, 2012
Money market funds	$7,251	$—	$—	$7,251
Treasury	1,006	7	—	1,013
Municipal bonds	60,127	2,678	(75)	62,730
Agency notes	1,314	7	—	1,321
	$69,698	$2,692	$(75)	$72,315
At December 31, 2011 and 2012, the amortized cost basis and aggregate fair value of the Company’s available-for-sale securities by contractual maturities were as follows (in thousands):

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2011
Due in less than one year	$16,106	$61	$—	$16,167
Due after one year through five years	44,297	2,469	(6)	46,760
Due after five years through ten years	28,819	2,570	(16)	31,373
Due after ten years	—	—	—	—
Total	$89,222	$5,100	$(22)	$94,300
December 31, 2012
Due in less than one year	$11,340	$25	$—	$11,365
Due after one year through five years	37,109	1,726	(35)	38,800
Due after five years through ten years	19,503	936	(35)	20,404
Due after ten years	1,746	5	(5)	1,746
Total	$69,698	$2,692	$(75)	$72,315

A summary of the Company’s temporarily impaired investment securities available-for-sale as of December 31, 2012 follows (in thousands):

	Less than 12 months			Impaired Over 12 months			Total
	Fair Value	Unrealized Losses		Fair Value	Unrealized Losses		Fair Value	Unrealized Losses
December 31, 2012
Money market funds	$—	$—		$—	$—		$—	$—
Treasury	—	—		—	—		—	—
Municipal bonds	8,254	(75)		130	—	(a)	8,384	(75)
Agency notes	300	—	(a)	—	—		300	—
Total investment	$8,554	$(75)		$130	$—		$8,684	$(75)
        (a) Unrealized loss is less than $1,000.

As of December 31, 2011, there were $5.1 million of unrealized gains and $22,000 of unrealized losses on investments. There were $0.1 million of realized gains and no realized losses on investments during 2011. As of December 31, 2012, there were $2.7 million of unrealized gains and $0.1 million of unrealized losses on investments. Through specific identification, there were $2.7 million of realized gains and no realized losses on investments sold during 2012.
As of December 31, 2012, the investments related to the participant directed supplemental employee retirement plan totaled $20.1 million and are included in other assets in the accompanying consolidated balance sheet. The trading gains and losses on those investments for the year ended on December 31, 2012 that are still held by the Company as of December 31, 2012 are as follows (in thousands):

Net gains and losses recognized during the twelve months ended December 31, 2012 on trading securities	$126
Less: net gains and losses recognized during the period on trading securities sold during the twelve months ended December 31, 2012	278
Unrealized gains and losses recognized on trading securities still held at December 31, 2012	$(152)
12. Other Accrued Liabilities
The Company’s other accrued liabilities consist of the following as of December 31 (in thousands):

	2011	2012
Professional liability loss reserves	$64,720	$72,505
Other	44,929	59,610
	$109,649	$132,115
13. Long-Term Debt
Long-term debt consists of the following as of December 31 (in thousands):

	2011	2012
Term A Loan	$146,250	$271,563
Term B Loan	248,750	246,250
Revolving line of credit	25,000	—
	420,000	517,813
Less current portion	(35,000)	(16,250)
	$385,000	$501,563
On June 29, 2011, the Company entered into a new credit facility, consisting of a $175 million Five-Year Revolving Credit Facility, a $150 million Five-Year Term Loan A Facility and a $250 million Seven-Year Term Loan B Facility, with a syndicate of financial institutions. The Company used borrowings under the new credit facility and existing cash to repay $402.7 million of its outstanding term loan as well as fees and expenses associated with the refinancing of $7.8 million of which $4.3 million was recognized as a loss on refinancing of debt in the statement of comprehensive earnings. In addition, the Company also recognized $1.7 million as a loss on refinancing of debt resulting from the write-off of previously recognized deferred financing costs. In December 2011, under the provisions of the accordion feature of the senior credit agreement, the amount of the revolving credit facility was increased to $225.0 million.
On November 1, 2012, the Company entered into an amendment to its senior secured credit facilities which, among other things, (1) increased the existing Term Loan A Facility from $150.0 million ($140.6 million outstanding at November 1, 2012) to $275.0 million, (2) increased the Company's existing Revolving Credit Facility to $250.0 million, (3) increased the Company's option to exercise its Incremental Facility for an amount up to the greater of (x) $250.0 million (increased from $150.0 million) and (y) an amount such that, after giving pro forma effect to the increase, the first lien leverage ratio does not exceed 3.75:1.00, subject to the consent of lenders and the satisfaction of certain conditions, and (4) extended the maturities of the Term Loan A Facility and the Revolving Credit Facility from June 29, 2016 to November 1, 2017. The existing 250.0 million Term Loan B Facility was not subject to the Amendment and remains in place with current terms and conditions. The proceeds from the increased Term Loan A were used to pay $85.0 million that was outstanding under the Revolving Credit

Facility, fees associated with the refinancing of $2.8 million and accrued interest of $0.6 million. Remaining proceeds of $46.3 million was retained for other general corporate purposes. The Company recognized $0.2 million as a loss on refinancing of debt in connection with the transaction.
The interest rate on any outstanding revolving credit borrowings and Term Loan A, and the commitment fee applicable to undrawn revolving commitments, is priced off a grid based upon the Company’s first lien net leverage ratio and is currently LIBOR + 1.75% in the case of revolving credit borrowings and Term Loan A and 0.35% in the case of unused revolving commitments. The interest rate on the Term Loan B is LIBOR + 2.75%, subject to a 1% LIBOR floor. The interest rate at December 31, 2012 was 2.1% for amounts outstanding under the Term Loan A Facility and 3.8% for the Term Loan B Facility.
There were no borrowings under the revolving line of credit as of December 31, 2012, and the Company had $6.0 million of standby letters of credit outstanding against the revolving credit facility commitment.
The senior credit facility agreement, as amended, contains both affirmative and negative covenants, including limitations on the Company’s ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire the Company's capital stock, acquire the capital stock or assets of another business and pay dividends, and requires the Company to comply with a maximum first lien net leverage ratio, tested quarterly. At December 31, 2012, the Company was in compliance with all covenants under the senior credit facility agreement. The credit facility is secured by substantially all of the Company’s U. S. subsidiaries’ assets.
Aggregate annual maturities of long-term debt as of December 31, 2012 are as follows (in thousands):

2013	$16,250
2014	17,969
2015	24,844
2016	30,000
2017 and thereafter	428,750
14. Other Noncurrent Liabilities
Other noncurrent liabilities consist of the following as of December 31 (in thousands):

	2011	2012
Professional liability loss reserves	$143,590	$151,769
Other	23,530	34,491
	$167,120	$186,260

The Company’s professional liability loss reserves consist of the following as of December 31 (in thousands):

	2011	2012
Estimated losses under self-insured programs	$162,601	$145,016
Estimated losses under commercial insurance programs	45,709	79,258
	208,310	224,274
Less—estimated amount payable within one year	64,720	72,505
	$143,590	$151,769

The changes to the Company’s estimated losses under self-insured programs for 2011 and 2012 are as follows (in thousands):

	2011	2012
Balance, December 31	$150,306	$162,601
Reserves related to current period	37,221	39,033
Assumed liabilities	1,998	753
Changes related to prior period reserves	5,346	5,165
Risk transfer to commercial insurance program	—	(33,309)
Payments for current period reserves	(1,862)	(1,862)
Payment for prior period reserves	(30,408)	(27,365)
Balance, December 31	$162,601	$145,016
The Company provides for its estimated professional liability losses through a combination of self-insurance and commercial insurance programs. As of December 31, 2012, the insured loss limit under a policy provided by a commercial insurance carrier was $158.9 million. The policy, as amended, provides for an increase in the aggregate limit of coverage based upon certain premium funding levels. Losses in excess of the limit of coverage remain as a self-insured obligation of the Company. A portion of the professional liability loss risks being provided for through self-insurance (“claims-made” basis) are transferred to and funded into a captive insurance company. The accounts of the captive insurance company are fully consolidated with those of the other operations of the Company in the accompanying consolidated financial statements.
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
As of December 31, 2012, of the $145.0 million of estimated losses under self-insurance programs, approximately $94.2 million represents an estimate of IBNR claims and expenses and additional loss development, with the remaining $50.8 million representing specific case reserves. Of the existing case reserves as of December 31, 2012, $2.8 million represents case reserves that have been settled but not yet funded, and $48.0 million reflects unsettled case reserves.
The Company’s provisions for losses under its self-insurance components are estimated using the results of periodic actuarial studies. Such actuarial studies include numerous underlying estimates and assumptions, including assumptions as to future claim losses, the severity and frequency of such projected losses, loss development factors and others. The Company’s provisions for losses under its self-insured components are subject to subsequent adjustment should future actuarial projected results for such periods indicate projected losses greater or less than previously projected. The Company’s estimated loss reserves under such programs are discounted at approximately 1.9% and 0.7% at December 31, 2011 and 2012, respectively, which was the current ten year U.S. Treasury rate at December 31, 2011 and the current weighted average Treasury rate, over a 10 year period at December 31, 2012, which reflects the risk free interest rate over the expected period of claims payments.

The Company's most recent actuarial valuation was completed in October 2012. Based on the results of the actuarial study completed in October 2012, management determined no additional change was necessary in the consolidated reserves for professional liability losses during the third quarter of 2012 related to prior year loss estimates. During the first quarter of 2012, the Company recorded an unfavorable adjustment to prior year professional liability reserves of $5.2 million of which $4.4 million was related to a change in the calculation of the discount rate used by the Company for calculating its professional liability reserves. During the first quarter of 2012, the Company adopted a discount factor based upon the weighted average US Treasury rates over a 10 year period. Prior to this change, the Company used the 10 year Treasury rate as a discount factor. The remaining $0.7 million of the prior year liability loss reserve change related to unfavorable development on prior year loss estimates. As of December 31, 2012, the discount rate on professional liability reserves was 0.7%.

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

15. Shareholders’ Equity
Authorized capitalization of Team Health Holdings, Inc.
Authorized capital stock consists of 100,000,000 shares of common stock, par value $0.01 per share and 10,000,000 shares of preferred stock, par value $0.01 per share. Total number of outstanding common shares was 65,589,000 and 67,763,000 as of December 31, 2011 and December 31, 2012, respectively. There were no shares of preferred stock outstanding as of December 31, 2011 or 2012.
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
16. Equity-based Compensation
2009 Stock Incentive Plan
Purpose. The purpose of the Team Health Holdings, Inc. 2009 Stock Incentive Plan (2009 Stock Plan) is to aid in recruiting and retaining key employees, directors, consultants, and other service providers of outstanding ability and to motivate those employees, directors, consultants, and other service providers to exert their best efforts on behalf of the Company and its affiliates by providing incentives through the granting of options, stock appreciation rights and other stock-based awards.
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
The following table summarizes the status of options under the 2009 Stock Plan as of December 31, 2010, 2011 and 2012:

	Shares (in thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Life in Years
Outstanding at beginning of year - 2010	5,640	$13.89	—
Granted	1,464	13.46	—
Exercised	(48)	12.96	68
Expired or forfeited	(109)	14.22	—
Outstanding at December 31, 2010	6,947	$13.80	$12,089	9.0
Exercisable at December 31, 2010	5,044	$13.86	$8,462	9.0
Outstanding at beginning of year - 2011	6,947	$13.80	12,089	9.0
Granted	1,548	21.50	—
Exercised	(972)	13.32	7,004
Expired or forfeited	(116)	13.86	—
Outstanding at December 31, 2011	7,407	$15.47	$48,901	8.3
Exercisable at December 31, 2011	4,570	$13.96	$37,046	8.0
Outstanding at beginning of year - 2012	7,407	$15.47	$48,901	8.3
Granted	1,505	22.08	—
Exercised	(2,064)	13.89	28,662
Expired or forfeited	(175)	19.19	—
Outstanding at December 31, 2012	6,673	$17.35	$76,180	7.9
Exercisable at December 31, 2012	3,418	$14.83	$47,632	7.2
Intrinsic value is the amount by which the stock price as of December 31, 2010 exceeds the exercise price of the options. For the year ended December 31, 2010, the Company recognized equity-based compensation of $2.1 million. As of December 31, 2010, the Company had $7.7 million of unrecognized compensation expense related to unvested options which will be recognized over the remaining requisite service period. Fair value of the options granted was based on the grant date fair value as calculated by the Black-Scholes option pricing formula with the following assumptions: risk-free interest rate of 2.6%, implied volatility of 42.9% and an expected life of the options of 6.25 years. Forfeitures of equity-based awards have been historically immaterial to the Company. The weighted-average estimated fair value of options granted during 2010 was $6.14 and the fair value of options vested during the year was $4.4 million.
Intrinsic value is the amount by which the stock price as of December 31, 2011 exceeds the exercise price of the options. For the year ended December 31, 2011, the Company recognized equity-based compensation of $3.9 million. As of December 31, 2011, the Company had $15.5 million of unrecognized compensation expense related to unvested options which will be recognized over the remaining requisite service period. Fair value of the options granted was based on the grant date fair value as calculated by the Black-Scholes option pricing formula with the following assumptions: risk-free interest rate of 2.1%, implied volatility of 36.3% and an expected life of the options of 6.25 years. Forfeitures of equity-based awards have been historically immaterial to the Company. The weighted-average estimated fair value of options granted during 2011 was $8.45 and the fair value of options vested during the year was $3.2 million.
Intrinsic value is the amount by which the stock price as of December 31, 2012 exceeds the exercise price of the options. For the year ended December 31, 2012, the Company recognized equity-based compensation of $6.4 million. As of December 31, 2012, the Company had $20.3 million of unrecognized compensation expense related to unvested options which will be recognized over the remaining requisite service period. Fair value of the options granted was based on the grant date fair value as calculated by the Black-Scholes option pricing formula with the following assumptions: risk-free interest rate of 1.0%, implied volatility of 38.9% and an expected life of the options of 6.25 years. Forfeitures of equity-based awards have been historically immaterial to the Company. The weighted-average estimated fair value of options granted during 2012 was $8.68 and the fair value of options vested during the year was $6.4 million.
The Company has also granted a total of 56,000 shares of restricted stock, including 20,000 shares during the year ended December 31, 2012, to its non-employee directors (other than directors affiliated with Ensemble). The issued shares vest annually over a three-year period from the initial grant date. The Company recorded restricted stock expense of $0.2 million and $0.3 million during 2011 and 2012, respectively, and has $0.6 million of expense remaining to be recognized over the requisite service period for these awards as of December 31, 2012.
A summary of changes in unvested shares of restricted stock is as follows (in thousands):

Shares (in thousands)
Outstanding at December 31, 2010	115
Granted	17
Vested	(46)
Forfeited and expired	—
Outstanding at December 31, 2011	86
Granted	20
Vested	(48)
Forfeited and expired	—
Outstanding at December 31, 2012	58
Stock Purchase Plans
In May 2010, the Company’s Board of Directors adopted the 2010 Employee Stock Purchase Plan (“ESPP”) and the 2010 Nonqualified Stock Purchase Plan (“NQSPP”).
The ESPP provides for the issuance of up to 600,000 shares to our employees. All eligible employees are granted identical rights to purchase common stock in each Board authorized offering under the ESPP. Rights granted pursuant to any offering under the ESPP terminate immediately upon cessation of an employee’s employment for any reason. In general, an employee may reduce his or her contribution or withdraw from participation in an offering at any time during the purchase period for such offering. Employees receive a 5% discount on shares purchased under the ESPP. Rights granted under the plan are not transferable and may be exercised only by the person to whom such rights are granted. Offerings will occur every six months in October and April. As of December 31, 2012, contributions under the ESPP totaled $0.5 million. During 2012, approximately 56,000 shares of the Company’s common stock were issued to plan participants.
The NQSPP provides for the issuance of up to 800,000 shares to our independent contractors. All eligible contractors are granted identical rights to purchase common stock in each Board authorized offering under the NQSPP. Rights granted pursuant to any offering under the NQSPP terminate immediately upon cessation of a contractor’s relationship with the Company for any reason. In general, a contractor may reduce his or her contribution or withdraw from participation in an offering at any time during the purchase period for such offering. Contractors receive a 5% discount on shares purchased under the NQSPP. Rights granted under the NQSPP are not transferable and may be exercised only by the person to whom such rights are granted. Offerings will occur every six months in October and April. As of December 31, 2012, contributions under the NQSPP totaled $0.3 million. During 2012, approximately 35,000 shares of the Company’s common stock were issued to plan participants.

17. Net Revenues
Net revenue consists of fee for service revenue, contract revenue and other revenue. The Company’s net revenue is principally derived from the provision of healthcare staffing services to patients within healthcare facilities and is recorded in the period the services are rendered. Under the fee for service arrangements, the Company bills patients for services provided and receives payment from patients or their third-party payers. Fee for service revenue reflects gross fee for service charges less contractual allowances and policy discounts, where applicable. Contractual adjustments represent the Company’s estimate of discounts and other adjustments to be recognized from gross fee for service charges under contractual payment arrangements, primarily with commercial, managed care and governmental payment plans such as Medicare and Medicaid when the Company’s providers participate in such plans. Contractual adjustments are not reflected in self-pay fee for service revenue. Contract revenue represents revenue generated under contracts in which the Company provides physician and other healthcare staffing and administrative services in return for a contractually negotiated fee. Contract revenue consists primarily of billings based on hours of healthcare staffing provided at agreed-to hourly rates. Revenue in such cases is recognized as the hours are worked by the Company’s affiliated staff and contractors. Other revenue consists primarily of revenue from management and billing services provided to outside parties. Revenue is recognized for such services pursuant to the terms of the contracts with customers. The Company also records a provision for uncollectible accounts based primarily on historical collection experience to record accounts receivables at the estimated amounts expected to be collected.
Net revenue for the years ended December 31, 2010, 2011 and 2012 consisted of the following (in thousands):

	For The Year Ended December 31,
	2010		2011		2012
Medicare	$289,668	19.1%	$354,082	20.3%	$409,139	19.8%
Medicaid	246,401	16.2	286,683	16.4	321,986	15.6
Commercial and managed care	651,531	42.9	768,818	44.1	915,140	44.2
Self-pay	968,617	63.8	1,175,515	67.4	1,420,484	68.7
Other	60,554	4.0	70,915	4.1	79,633	3.8
Unbilled	4,187	0.3	10,254	0.6	11,995	0.6
Net fee for service revenue before provision for uncollectibles	2,220,958	146.2	2,666,267	152.8	3,158,377	152.7
Contract revenue before provision for uncollectibles	422,714	27.8	445,849	25.5	545,107	26.3
Other	27,702	1.8	29,562	1.7	35,212	1.7
Net revenue before provision for uncollectibles	2,671,374	175.8	3,141,678	180.0	3,738,696	180.7
Provision for uncollectibles	(1,152,110)	(75.8)	(1,396,350)	(80.0)	(1,669,673)	(80.7)
Net revenue	$1,519,264	100.0%	$1,745,328	100.0%	$2,069,023	100.0%
The Company employs several methodologies for determining its allowance for doubtful accounts depending on the nature of the net revenue before provision for uncollectibles recognized. The Company initially determines gross revenue for our fee for service patient visits based upon established fee schedule prices. Such gross revenue is reduced for estimated contractual allowances for those patient visits covered by contractual insurance arrangements to result in net revenue before provision for uncollectibles. Net revenue before provision for uncollectibles is then reduced for management’s estimate of uncollectible amounts. Fee for service net revenue represents estimated cash to be collected from such patient visits and is net of management’s estimate of account balances estimated to be uncollectible. The provision for uncollectible fee for service patient visits is based on historical experience resulting from approximately ten million annual fee for service patient visits. The significant volume of patient visits and the terms of thousands of commercial and managed care contracts and the various reimbursement policies relating to governmental healthcare programs do not make it feasible to evaluate fee for service accounts receivable on a specific account basis. Fee for service accounts receivable collection estimates are reviewed on a quarterly basis for each fee for service contract by period of accounts receivable origination. Such reviews include the use of historical cash collection percentages by contract adjusted for the lapse of time since the date of the patient visit. In addition, when actual collection percentages differ from expected results, on a contract by contract basis, supplemental detailed reviews of the outstanding accounts receivable balances may be performed by the Company’s billing operations to determine whether there are facts and circumstances existing that may cause a different conclusion as to the estimate of the collectibility of that contract’s accounts receivable from the estimate resulting from using the historical collection experience. Contract-related net revenue is billed based on the terms of the contract at amounts expected to be collected. Such billings are typically submitted on a monthly basis and aged trial balances prepared. Allowances for estimated uncollectible amounts related to such contract billings are made based upon specific accounts and invoice periodic reviews once it is concluded that such amounts are not likely to be collected. Approximately 99% of the Company’s allowance for doubtful accounts is related to receivables for fee for service patient visits. The principal exposure for uncollectible fee for service visits is centered in self-pay patients and, to a lesser extent, for co-payments and deductibles from patients with insurance. While the Company does not specifically allocate the allowance for doubtful accounts to individual accounts or specific payer classifications, the portion of the allowance associated with fee for service charges as of December 31, 2012 was equal to approximately 92% of outstanding self-pay fee for service patient accounts. The methodologies employed to compute allowances for doubtful accounts were unchanged between 2011 and 2012.

18. Income Taxes
The provision for income taxes from continuing operations consists of the following (in thousands):

	Year Ended December 31,
	2010	2011	2012
Current:
Federal	$23,034	$32,670	$39,193
State	3,445	6,934	6,391
	26,479	39,604	45,584
Deferred:
Federal	5,863	2,879	(4,510)
State	723	781	(503)
	6,586	3,660	(5,013)
	$33,065	$43,264	$40,571
The reconciliation of the provision for income taxes computed at the federal statutory tax rate to the provision for income taxes is as follows:

	Year Ended December 31,
	2010	2011	2012
Tax at statutory rate	35.0%	35.0%	35.0%
State income tax (net of federal tax benefit)	5.7	4.6	3.4
Change in valuation allowance	6.5	—	—
Adjustments to state net operating losses	(6.4)	0.2	(0.1)
Goodwill impairment	42.8	—	—
Permanent items and other	0.9	0.5	1.1
Tax-exempt income	(1.6)	(0.5)	(0.5)
	82.9%	39.8%	38.9%
The effective income tax rates for 2010, 2011 and 2012 vary from the federal statutory tax rate due to state income taxes and the changes to state net operating losses and valuation allowances and the goodwill impairment in 2010.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the Company’s deferred tax assets and liabilities are as follows at December 31 (in thousands):

	2011	2012
Current deferred income tax assets:
Accrued compensation and other	$4,860	$4,123
Contingent purchase liability	3,433	6,743
Professional liability reserves	2,705	3,125
Accounts receivable	15,351	29,266
Total current deferred income tax assets	26,349	43,257
Valuation allowance	(5,061)	(5,807)
Net current deferred income tax assets	21,288	37,450
Current deferred income tax liabilities:
Accounts receivable	—	(624)
Affiliate deferred revenue	(59,356)	(76,315)
Total current deferred income tax liabilities	(59,356)	(76,939)
Net current deferred income tax liabilities	$(38,068)	$(39,489)
Long term deferred income tax assets:
Accrued compensation and other	$—	$564
Contingent consideration liability	13,741	3,145
Professional liability reserves	28,731	32,231
Net operating losses	13,395	14,950
Total long term deferred income tax assets	55,867	50,890
Valuation allowance	(4,585)	(4,208)
Net long term deferred income tax assets	51,282	46,682
Long term deferred income tax liabilities:
Accrued compensation and other	(543)	(6,820)
Amortization and depreciation	(14,551)	(8,263)
Total long term deferred income tax liabilities	(15,094)	(15,083)
Net long-term deferred income tax assets	$36,188	$31,599
Total deferred income tax assets	$82,216	$94,147
Total deferred income tax liabilities	(74,450)	(92,022)
Valuation allowance	(9,646)	(10,015)
Net deferred income tax liabilities	$(1,880)	$(7,890)
The Company recognizes valuation allowances on deferred tax assets reported, if based on the weight of evidence, it believes that it is more likely than not that all or a portion of the deferred tax assets will not be realized. As of December 31, 2011 and 2012, the Company had a valuation allowance of $9.6 million and $10.0 million, respectively. The net increase in the valuation allowance was due to an increase in state net operating losses incurred by subsidiaries that continue to report tax losses.
The Company, as of December 31, 2012, had net operating loss carryforwards in various states that expire at various times depending on the year generated and jurisdiction, the earliest expiration year being 2014.
The Company files a consolidated income tax return in the U.S. federal jurisdiction and in various states for its subsidiaries and remains subject to examination of its U.S. federal income tax returns for 2009 through 2012.
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

A reconciliation of the beginning and ending amount of unrecognized tax benefit (excluding interest and penalties) is as follows (in thousands):

	2010	2011	2012
Balance at January 1	$1,926	$2,191	$2,102
Additions based on tax positions related to the current year	572	607	1,139
Settlements during current year	—	—	—
Reductions for tax positions of prior years	—	—	—
Lapse of statutes of limitations	(307)	(696)	(345)
Balance at December 31	$2,191	$2,102	$2,896
The total unrecognized tax benefits that, if recognized, would affect the effective rate is $2.9 million as it relates to uncertainties that are permanent deductions.
The Company recognizes accrued interest and penalties, if applicable, associated with uncertain tax positions in the respective accounts in operating expenses. During the year ended December 31, 2012, the Company reported $0.5 million in additional interest expense related to the uncertain tax positions and no penalties.
19. Employee Savings Plans
The Company sponsors various employee savings plans that are primarily defined contribution plans. The Company recognized expense of approximately $3.5 million in 2010, $4.1 million in 2011 and $6.3 million in 2012 related to these plans.
The Company maintains a retirement savings plan for its employees. The plan is a defined contribution plan in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The plan provides for a discretionary match by the Company up to a maximum of 50% of the first 6% of compensation contributed by employees. The Company’s provisions in the periods comprising 2010, 2011 and 2012 reflect the maximum discretionary provisions provided for under the plan.
The Company also maintains non-qualified deferred compensation plans for certain of its employees. Total deferred compensation payable as of December 31, 2011 and 2012 was approximately $17.9 million and $23.5 million, respectively.
20. Commitments and Contingencies
Leases
The Company leases office space for terms of primarily one to ten years with options to renew for additional periods. Future minimum payments due on these non-cancellable operating leases at December 31, 2012 are as follows (in thousands):

2013	$14,678
2014	12,937
2015	10,888
2016	8,288
2017	7,389
Thereafter	28,666
Operating lease costs were approximately $11.4 million, $10.8 million and $13.8 million for the years ended December 31, 2010, 2011 and 2012, respectively.
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
21. Related Party Transactions
The Company leases office space from several partnerships that are partially or entirely owned by certain employees of the Company. The leases were assumed by the Company as part of a merger or purchase transaction. Total related party lease costs were approximately $0.5 million in 2010, $0.4 million in 2011 and $2.4 million in 2012. In addition, the Company purchased approximately $0.1 million of medical supplies from a company that is partially owned by a member of management.
In August 2011, the Company’s Board of Directors appointed a new independent member, Steve Epstein, to the Board. Mr. Epstein is affiliated with a law firm that provides legal services to the Company. The fees recognized by the Company associated with these services totaled $0.4 million in 2011 and $0.7 million in 2012.

22. Quarterly Financial Information (unaudited)
Selected unaudited quarterly financial information for the years ended December 31, 2011 and 2012 is as follows (in thousands, except per share amounts):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2011
Net revenue before provision for uncollectibles	$719,134	$763,983	$811,927	$846,635
Net revenue	412,494	427,237	443,563	462,034
Cost of services rendered (exclusive of depreciation and amortization)
Professional service expenses	313,650	327,084	345,037	362,484
Professional liability cost	14,739	15,144	19,635	16,464
Net earnings attributable to Team Health Holdings, Inc.	20,120	16,848	15,250	13,303
Basic net earnings per share of Team Health Holdings, Inc.	0.31	0.26	0.23	0.20
Diluted net earnings per share of Team Health Holdings, Inc.	0.31	0.25	0.23	0.20
2012
Net revenue before provision for uncollectibles	$840,424	$930,219	$984,843	$983,210
Net revenue	478,662	506,299	539,222	544,840
Cost of services rendered (exclusive of depreciation and amortization)
Professional service expenses	371,585	392,820	418,243	429,236
Professional liability cost	22,308	16,660	18,074	14,514
Net earnings attributable to Team Health Holdings, Inc.	14,424	14,116	20,453	14,779
Basic net earnings per share of Team Health Holdings, Inc.	0.22	0.21	0.31	0.22
Diluted net earnings per share of Team Health Holdings, Inc.	0.21	0.21	0.30	0.21

23. Segment Reporting
During the fourth quarter of 2012 the Company completed certain changes to its management reporting structure to better align its businesses with Company objectives and operating strategies. These changes resulted in changes in the Company's operating and reportable segments. In connection with the changes, the Company determined, in accordance with segment reporting guidance, that it provides services through ten operating segments which are aggregated into two reportable segments, Healthcare Staffing and Other Services. The Healthcare Staffing segment, which is an aggregation of emergency medicine, anesthesia, specialty surgery and locums staffing, provides comprehensive healthcare service programs to users and providers of healthcare services on a fee for service as well as a cost plus or contract basis. The Other Services segment, is an aggregation of hospital medicine, military and government healthcare staffing, clinical services, nurse call center operations, After Hours Pediatrics as well as billing, collection and consulting services that provides a range of other comprehensive healthcare services. The operating segments included in the Other Services reportable segment, while similar in the types of services provided by those operating segments included in the Healthcare Staffing segment, do not meet the aggregation criteria prescribed by the segment reporting guidance nor do they meet the quantitative thresholds that would require a separate presentation. The changes in the reportable segments and underlying operating segments did not result in any goodwill impairment charges in the fourth quarter of 2012. The prior period segment results have been restated to conform to the current year reporting of these businesses.
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
The following table presents financial information for each reportable segment. Depreciation, amortization, impairment of intangibles, management fee and other expenses separately identified in the consolidated statements of operations are included as a reduction to the respective segments’ operating earnings for each year below (in thousands):

	Year ended December 31,
	2010	2011	2012
Net Revenues:
Healthcare Staffing	$1,213,429	$1,431,153	$1,708,800
Other Services	305,835	314,175	360,223
	$1,519,264	$1,745,328	$2,069,023
Operating Earnings:
Healthcare Staffing	$73,701	$72,449	$51,557
Other Services	(30,919)	16,932	19,816
General Corporate	17,636	32,186	49,346
	$60,418	$121,567	$120,719
Reconciliation of Operating Earnings to Net Earnings:
Operating earnings	$60,418	$121,567	$120,719
Interest expense, net	20,552	12,782	16,339
Provision for income taxes	33,065	43,264	40,571
Net earnings	$6,801	$65,521	$63,809

Capital Expenditures:
Healthcare Staffing	$1,171	$1,346	$2,102
Other Services	3,283	3,076	10,261
General Corporate	7,444	7,555	9,642
	$11,898	$11,977	$22,005
Total Assets:
Healthcare Staffing	$481,210	$649,476	$842,259
Other Services	92,642	102,003	122,554
General Corporate	207,986	176,788	234,586
	$781,838	$928,267	$1,199,399

Note 24. Earnings Per Share
The Company computes basic earnings per share of Team Health Holdings, Inc. using the weighted average number of shares outstanding. The Company computes diluted earnings per share of Team Health Holdings, Inc. using the weighted average number of shares outstanding plus the dilutive effect of restricted common shares and outstanding stock options. The following table sets forth the computation of basic and diluted earnings per share of Team Health Holdings, Inc. for each year below (in thousands, except per share amounts):

	For The Year Ended December 31,
	2010	2011	2012
Net earnings attributable to Team Health Holdings, Inc. (numerator for basic and diluted earnings per share)	$6,801	$65,521	$63,772
Denominator:
Weighted average shares outstanding	64,177	65,041	66,371
Effect of dilutive securities	464	1,539	1,906
Shares used for diluted earnings per share	64,641	66,580	68,277
Basic net earnings per share of Team Health Holdings, Inc.	$0.11	$1.01	$0.96
Diluted net earnings per share of Team Health Holdings, Inc.	$0.11	$0.98	$0.93
Securities excluded from diluted earnings per share of Team Health Holdings, Inc. because they were antidilutive:
Stock options	4,484	881	2,413
Restricted stock	—	—	—

Item 15(a)
Team Health Holdings, Inc.
Schedule II—Valuation and Qualifying Accounts
For the Years Ended December 31,
(In thousands)

	Balance at Beginning of Period	Costs and Expenses	Other	Deductions	Balance at End of Period
2010	$178,712	$1,152,110	$—	$1,135,989	$194,833
2011	$194,833	$1,396,350	$—	$1,325,890	$265,293
2012	$265,293	$1,669,673	$—	$1,597,917	$337,049

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

TEAM HEALTH HOLDINGS, INC.

By:	/S/ GREG ROTH
Greg Roth Chief Executive Officer (Principal Executive Officer)
Date: February 8, 2013
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Greg Roth, David Jones and Heidi Allen, and each of them, as his or her true and lawful attorneys-in-fact and agents, with power to act with or without the others and with full power of substitution and resubstitution, to do any and all acts and things and to execute any and all instruments which said attorneys and agents and each of them may deem necessary or desirable to enable the registrant to comply with the U.S. Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the U.S. Securities and Exchange Commission thereunder in connection with the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “Annual Report”), including specifically, but without limiting the generality of the foregoing, power and authority to sign the name of the registrant and the name of the undersigned, individually and in his or her capacity as a director or officer of the registrant, to the Annual Report as filed with the U.S. Securities and Exchange Commission, to any and all amendments thereto, and to any and all instruments or documents filed as part thereof or in connection therewith; and each of the undersigned hereby ratifies and confirms all that said attorneys and agents and each of them shall do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below on February 8, 2013, by the following persons on behalf of the registrant and in the capacities indicated.

TEAM HEALTH HOLDINGS, INC.

By:	/s/ GREG ROTH
Greg Roth Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ DAVID JONES
David Jones Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

By:	/s/ H. LYNN MASSINGALE, M. D.
H. Lynn Massingale, M.D. Executive Chairman and Director

By:	/s/ GLENN A. DAVENPORT
Glenn A. Davenport Director

By:	/s/ EARL P. HOLLAND
Earl P. Holland Director

By:	/s/ NEIL P. SIMPKINS
Neil P. Simpkins Director

By:	/s/ MICHAEL A. DAL BELLO
Michael A. Dal Bello Director

By:	/s/ JAMES L. BIERMAN
James L. Bierman Director

By:	/s/ STEVEN B. EPSTEIN
Steven B. Epstein Director

By:	/s/ MARY R. GREALY
Mary R. Grealy Director

By:	/s/ VICKY B. GREGG
Vicky B. Gregg Director

EXHIBIT INDEX

No.	Description

2.1
Merger Agreement by and among Team Health Holdings, LLC, TeamHealth, Inc., Team Finance LLC, Team Health MergerSub, Inc., Ensemble Parent LLC, and Ensemble Acquisition LLC, dated as of October 11, 2005 (incorporated by reference to Exhibit 2.1 of the Registration Statement on Form S-4 (File No. 333-132495) filed by the Company on March 16, 2006)

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

10.1
Credit Agreement, dated as of June 29, 2011, among Team Health Holdings, Inc., TeamHealth, Inc., JPMorgan Chase Bank, N.A., each Lender from time to time party thereto and the other agents party thereto (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed by the Company on June 30, 2011)

10.2
First Amendment, dated as of November 1, 2012, to the Credit Agreement, dated as of June 29, 2011 among Team Health Holdings, Inc., TeamHealth, Inc., JPMorgan Chase Bank, N.A., each Lender from time to time party thereto and the other agents party thereto (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed by the Company on November 5, 2012)

10.3
Lease Agreement, dated August 27, 1992, between Med: Assure Systems and Winston Road Properties (incorporated by reference to Exhibit 10.6 of the Registration Statement on Form S-4 (File No. 333-132495) filed Team Finance LLC on March 16, 2006)

10.4
Lease Agreement, dated August 27, 1999, between Americare Medical Services, Inc. and Winston Road Properties (incorporated by reference to Exhibit 10.7 of the Registration Statement on Form S-4 (File No. 333-132495) filed by Team Finance LLC on March 16, 2006)

10.5
TeamHealth, Inc. Non-Qualified Supplemental Executive Retirement Plan dated as of January 1, 2004 (incorporated by reference to Exhibit 10.9 of the Registration Statement on Form S-4 (File No. 333-132495) filed by Team Finance LLC on March 16, 2006)*

10.6
Participation Agreement, dated as of November 27, 2006 between TeamHealth, Inc. and Core Trust Purchasing Group (incorporated by reference to Exhibit 10.21 of the Registration Statement on Form S-1 (File No. 333-162347) filed by the Company on November 17, 2009)

10.7	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.11 of the Registration Statement on Form S-1 (File No. 333-162347) filed by the Company on December 3, 2009)*

10.8
Team Health Holdings, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.12 of the Registration Statement on Form S-1 (File No. 333-162347) filed by the Company on December 3, 2009)*

10.9
Amended and Restated Team Health Holdings, Inc. Annual Management Incentive Program (incorporated by reference to Exhibit 10.13 of the Registration Statement on Form S-1 (File No. 333-162347) filed by the Company on December 3, 2009)*

10.10
Amended and Restated Employment Agreement, dated November 25, 2009, between TeamHealth, Inc. and Dr. Massingale (incorporated by reference to Exhibit 10.1 of Team Finance LLC’s Current Report on Form 8-K (File No. 333-132495) dated November 25, 2009)*

10.10.1
Amendment, dated August 1, 2011, to Amended and Restated Employment Agreement, between TeamHealth, Inc. and Dr. Massingale (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q (File No. 001-34583), filed on August 2, 2011)*

10.11
Amended and Restated Employment Agreement, dated November 25, 2009, between TeamHealth, Inc. and Gregory S. Roth (incorporated by reference to Exhibit 10.2 of Team Finance LLC’s Current Report on Form 8-K (File No. 333-132495) dated November 25, 2009)*

10.11.1
Amendment, dated August 1, 2011, to Amended and Restated Employment Agreement, dated November 29, 2009, between TeamHealth, Inc. and Gregory S. Roth (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, filed on May 3, 2011)*

10.12
Amended and Restated Employment Agreement, dated August 1, 2011, between TeamHealth, Inc. and David P. Jones (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-34583) filed on August 2, 2011)*

10.13
Amended and Restated Employment Agreement, dated August 1, 2011, between TeamHealth, Inc. and Heidi Solomon Allen (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (File No. 001-34583) filed on August 2, 2011)*

10.14	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.19 of the Company's Annual Report on Form 10-K, filed on February 7, 2012)*

21.1	List of Subsidiaries (filed herewith)

23.1	Consent of Ernst & Young LLP (filed herewith)

24.1	Power of Attorney (included in the signature page hereto)

31.1	Certification by Greg Roth for Team Health Holdings, Inc. dated February 8, 2012, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification by David P. Jones for Team Health Holdings, Inc. dated February 8, 2012 as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification by Greg Roth for Team Health Holdings, Inc. dated February 8, 2012, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification by David P. Jones for Team Health Holdings, Inc. dated February 8, 2012, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101
The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Comprehensive Earnings, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Shareholders’ Equity (Deficit), and (v) Notes to Consolidated Financial Statements, tagged as blocks of text

*	Management contracts or compensatory plans or arrangements