Form 10-Q
period 2013-03-31
TEAM HEALTH HOLDINGS INC.
filed 2013-04-30
CIK 1082754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2013
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 25, 2013, there were outstanding 68,687,920 shares of common stock of Team Health Holdings, Inc., with a par value of $0.01.

FORWARD LOOKING STATEMENTS
Statements made in this Form 10-Q that are not historical facts and that reflect the current view of Team Health Holdings, Inc. (the Company) about future events and financial performance are hereby identified as “forward looking statements.” Some of these statements can be identified by terms and phrases such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “could,” “should,” “may,” “plan,” “project,” “predict” and similar expressions. The Company cautions readers of this Form 10-Q that such “forward looking statements,” including without limitation, those relating to the Company’s future business prospects, revenue, working capital, professional liability expense, liquidity, capital needs, interest costs and income, wherever they occur in this Form 10-Q or in other statements attributable to the Company, are necessarily estimates reflecting the judgment of the Company’s senior management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the “forward looking statements.” Factors that could cause our actual results to differ materially from those expressed or implied in such forward-looking statements include, but are not limited to:

•	the current U.S. and global economic conditions;

•	the current U.S. and state healthcare reform legislative initiatives;

•	the effect and interpretation of current or future government regulation of the healthcare industry, and our ability to comply with these regulations;

•	our exposure to billing investigations and audits by private payers and federal and state authorities, as well as auditing contractors for governmental programs;

•	our exposure to professional liability lawsuits;

•	the adequacy of our insurance reserves;

•	our reliance on reimbursements by third-party payers, as well as payments by individuals;

•	change in rates or methods of government payments for our services;

•	the general level of emergency department patient volumes at our clients’ facilities;

•	our exposure to the financial risks associated with fee for service contracts;

•	our ability to timely or accurately bill for services;

•	our ability to timely enroll healthcare professionals in the Medicare program;

•	a reclassification of independent contractor physicians by tax authorities;

•	the concentration of a significant number of our programs in certain states, particularly Florida and Tennessee;

•	any loss of or failure to renew contracts within the Military Health System Program, which are subject to a competitive bidding process;

•	our exposure to litigation;

•	fluctuations in our quarterly operating results which could affect our ability to raise new capital for our business;

•	effect on our revenues if we experience a net loss of contracts;

•	our ability to accurately assess the costs we will incur under new contracts;

•	our ability to find suitable acquisition candidates or successfully integrate completed acquisitions;

•	our ability to implement our business strategy and manage our growth effectively;

•	our future capital needs and ability to raise capital when needed;

•	our ability to successfully recruit and retain qualified healthcare professionals;

•	enforceability of our non-competition and non-solicitation contractual arrangements with some affiliated physicians and professional corporations;

•	the high level of competition in our industry;

•	our dependence on numerous complex information systems and our ability to maintain these systems or implement new systems or any disruptions in our information systems;

•	our ability to protect our proprietary technology and services;

•	our loss of key personnel and/or ability to attract and retain highly qualified personnel;

•	our ability to comply with privacy regulations regarding the use and disclosure of patient information;

•	our ability to comply with federal or state anti-kickback laws;

•	our ability to comply with federal and state physician self-referral laws and regulations or issuance of additional legislative restrictions;

•	changes in existing laws or regulations, adverse judicial or administrative interpretations of these laws and regulations or enactment of new legislation;

•	changes in accounting standards, rules and interpretations or inaccurate estimates or assumptions in the application of accounting policies and the impact on our financial statements;

•	our exposure to a loss of contracts with our physicians or termination of relationships with our affiliated professional corporations in order to comply with antitrust laws;

•	our substantial indebtedness and ability to incur substantially more debt;

•	our ability to generate sufficient cash to service our debt; and

•	restrictive covenants in our debt agreements which may restrict our ability to pursue our business strategies and our ability to comply with them.
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

TEAM HEALTH HOLDINGS, INC.
QUARTERLY REPORT FOR THREE MONTHS
ENDED MARCH 31, 2013

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements
TEAM HEALTH HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2012	March 31, 2013
	(Unaudited) (In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$41,240	$65,138
Accounts receivable, less allowance for uncollectibles of $337,049 and $351,402 in 2012 and 2013, respectively	363,779	373,450
Prepaid expenses and other current assets	38,051	32,748
Receivables under insured programs	31,371	28,523
Total current assets	474,441	499,859
Investments of insurance subsidiary	72,315	79,353
Property and equipment, net	49,166	47,960
Other intangibles, net	137,944	133,231
Goodwill	337,600	345,440
Deferred income taxes	31,599	33,610
Receivables under insured programs	47,886	47,761
Other	48,448	46,783
	$1,199,399	$1,233,997
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,046	$20,183
Accrued compensation and physician payable	180,127	163,226
Other accrued liabilities	132,115	133,107
Income tax payable	1,082	13,219
Current maturities of long-term debt	16,250	16,250
Deferred income taxes	39,489	39,223
Total current liabilities	394,109	385,208
Long-term debt, less current maturities	501,563	497,500
Other non-current liabilities	186,260	201,549
Shareholders’ equity:
Common stock, ($0.01 par value; 100,000 shares authorized, 67,763 and 68,568 shares issued and outstanding at December 31, 2012 and March 31, 2013, respectively)	678	686
Additional paid-in capital	578,553	592,642
Accumulated deficit	(464,002)	(445,848)
Accumulated other comprehensive earnings	1,701	1,671
Team Health Holdings, Inc. shareholders’ equity	116,930	149,151
Noncontrolling interest	537	589
Total shareholders' equity including noncontrolling interest	117,467	149,740
	$1,199,399	$1,233,997
See accompanying notes to consolidated financial statements.

TEAM HEALTH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Three Months Ended March 31,
	2012	2013
	(Unaudited) (In thousands, except per share data)
Net revenue before provision for uncollectibles	$840,424	$1,006,349
Provision for uncollectibles	361,762	430,404
Net revenue	478,662	575,945
Cost of services rendered (exclusive of depreciation and amortization shown separately below)
Professional service expenses	371,585	452,769
Professional liability costs	22,308	18,656
General and administrative expenses (includes contingent purchase compensation expense of $6,343 and $10,258 in 2012 and 2013, respectively)	48,364	58,121
Other income	(1,455)	(1,281)
Depreciation	3,118	4,086
Amortization	6,116	8,873
Interest expense, net	3,557	3,799
Transaction costs	1,227	462
Earnings before income taxes	23,842	30,460
Provision for income taxes	9,418	12,254
Net earnings	14,424	18,206
Net earnings attributable to noncontrolling interest	—	52
Net earnings attributable to Team Health Holdings, Inc.	$14,424	$18,154

Net earnings per share of Team Health Holdings, Inc.
Basic	$0.22	$0.27
Diluted	$0.21	$0.26
Weighted average shares outstanding
Basic	65,567	68,000
Diluted	67,383	70,015

Other comprehensive loss, net of tax:
Net change in fair value of investments, net of tax of $(172) and $(16) for 2012 and 2013 respectively	(318)	(30)
Comprehensive earnings	14,106	18,176
Comprehensive earnings attributable to noncontrolling interest	—	52
Comprehensive earnings attributable to Team health Holdings, Inc.	$14,106	$18,124
See accompanying notes to consolidated financial statements.

TEAM HEALTH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2012	2013
	(Unaudited) (In thousands)
Operating Activities
Net earnings	$14,424	$18,206
Adjustments to reconcile net earnings:
Depreciation	3,118	4,086
Amortization	6,116	8,873
Amortization of deferred financing costs	199	255
Equity based compensation expense	1,123	1,538
Provision for uncollectibles	361,762	430,404
Deferred income taxes	(1,526)	(2,261)
Loss on disposal or sale of equipment	22	79
Equity in joint venture income	(536)	(699)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(379,315)	(440,075)
Prepaids and other assets	4,640	7,395
Income tax accounts	9,935	12,137
Accounts payable	(2,205)	(4,577)
Accrued compensation and physician payable	(14,758)	(14,643)
Contingent purchase liabilities	6,343	8,888
Other accrued liabilities	(3,132)	(1,932)
Professional liability reserves	8,223	10,040
Net cash provided by operating activities	14,433	37,714
Investing Activities
Purchases of property and equipment	(2,909)	(3,370)
Sale of property and equipment	—	125
Cash paid for acquisitions, net	—	(12,000)
Purchases of investments by insurance subsidiary	(22,157)	(26,812)
Proceeds from investments by insurance subsidiary	21,848	19,727
Other investing activities	(2,000)	—
Net cash used in investing activities	(5,218)	(22,330)
Financing Activities
Payments on notes payable	(2,500)	(4,063)
Proceeds from revolving credit facility	149,800	—
Payments on revolving credit facility	(158,800)	—
Stock issuance costs	—	(476)
Payments of financing costs	(19)	(1)
Proceeds from exercise of stock options	2,642	12,228
Tax benefit from exercise of stock options	—	826
Net cash (used in) provided by financing activities	(8,877)	8,514
Net increase in cash and cash equivalents	338	23,898
Cash and cash equivalents, beginning of period	9,855	41,240
Cash and cash equivalents, end of period	$10,193	$65,138
Supplemental cash flow information:
Interest paid	$3,937	$3,827
Taxes paid	$958	$1,514

See accompanying notes to consolidated financial statements.

TEAM HEALTH HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Organization and Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of Team Health Holdings, Inc. (the Company) and its wholly owned subsidiaries and affiliated medical groups and have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial reporting, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements.
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items) necessary for a fair presentation of results for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. The consolidated balance sheet of the Company at December 31, 2012 has been derived from the audited financial statements at that date, but does not include all of the information and disclosures required by U.S. GAAP for complete financial statements. These financial statements and the notes thereto should be read in conjunction with the December 31, 2012 audited consolidated financial statements and the notes thereto included in our annual report on Form 10-K for fiscal year 2012 filed with the Securities and Exchange Commission (SEC).
The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements and notes. Actual results could differ from those estimates.
Note 2. Secondary Offering
On February 15, 2013 a secondary offering by Ensemble Parent LLC, an investment fund affiliated with The Blackstone Group L. P. (Ensemble), and certain officers and directors was consummated. An aggregate of 9,633,117 was sold in this secondary offering. The Company did not receive any proceeds from the sale of shares in this secondary offering. The sale of 9,588,990 shares by Ensemble represented the remainder of its ownership of the Company's common stock.

Note 3. Recently Adopted and Recently Issued Accounting Guidance
Changes to accounting principles generally accepted in the United States of America U.S. GAAP are established by the Financial Accounting Standards Board (FASB) in the form of accounting standards updates (ASU’s) to the FASB’s Accounting Standards Codification. The Company considers the applicability and impact of all ASU’s. ASU’s not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position or results of operations.
On January 1, 2013, the Company adopted changes issued by the FASB related to the testing of indefinite-lived intangible assets for impairment, similar to the goodwill changes adopted in October 2011. These changes provide an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that the fair value of an indefinite-lived intangible asset is less than its carrying amount. Such qualitative factors may include the following: macroeconomic conditions; industry and market considerations; cost factors; overall financial performance; and other relevant entity-specific events. If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform the existing two-step quantitative impairment test, otherwise no further analysis is required. An entity also may elect not to perform the qualitative assessment and, instead, proceed directly to the two-step quantitative impairment test. Notwithstanding the adoption of these changes, management plans to proceed directly to the two-step quantitative test for the Company's indefinite-lived intangible assets. The adoption of these changes had no impact on the Consolidated Financial Statements.
On January 1, 2013, the Company adopted changes issued by the FASB to the reporting of amounts reclassified out of accumulated other comprehensive income. These changes require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about those amounts. These requirements are to be applied to each component of accumulated other comprehensive income. Other than the additional disclosure requirements (see below), the adoption of these changes had no impact on the Consolidated Financial Statements.
The changes in accumulated other comprehensive earnings related to available-for-sale securities were as follows (in thousands):

	Three Months Ended March 31,
	2012	2013
Balance at beginning of period	$3,302	$1,701

Other comprehensive income:
Net unrealized loss	(376)	(34)
Tax benefit	172	16
Total other comprehensive loss before reclassifications, net of tax	(204)	(18)
Net amount reclassified to earnings(1)	(114)	(12)
Tax benefit (expense)(2)	—	—
Total amount reclassified from accumulated other comprehensive income, net of tax(3)	(114)	(12)
Total other comprehensive income	(318)	(30)

Balance at end of period	$2,984	$1,671

(1) This amount was included in Other income on the accompanying Consolidated Statement of Comprehensive Earnings.
(2) These amounts were included in Provision for income taxes on the accompanying Consolidated Statement of Comprehensive Earnings.
(3) A positive amount indicates a corresponding charge to earnings and a negative amount indicates a corresponding benefit to earnings.
Note 4. Acquisitions and Contingent Purchase Obligations
Acquisitions
On January 31, 2013, the Company completed the acquisition of an emergency medicine staffing business located in Arizona for total net cash proceeds of $12.0 million. The purchase price for this acquisition was allocated in accordance with ASC Topic 805, “Business Combinations” (ASC 805), based on management’s estimates, to goodwill of approximately $7.8 million (all of which is tax deductible goodwill) and other intangibles consisting of physician and hospital agreements of approximately $4.2 million. In addition, the agreement has a contingent consideration provision pursuant to which, if certain financial or other targets including a continued employment provision are achieved within a defined performance period, then a future cash payment currently estimated to be approximately $4.0 million could be made at the conclusion of the performance period. This acquisition has expanded the Company’s presence in emergency medicine staffing in the Arizona market.

The results of operations of the acquired business has been included in the Company’s consolidated financial statements beginning on the acquisition date. Pro forma results of operations have not been presented because the effect of this acquisition is not material to the Company’s consolidated results of operations.
Contingent Purchase Obligations
In accordance with ASC 805, when contingent payments are tied to continuing employment, such amounts are recognized ratably over the defined performance period as compensation expense which is included as a component of general and administrative expense in the results of the Company’s operations.
As of March 31, 2013, the Company estimates it may have to pay $69.0 million in future contingent payments for acquisitions made prior to March 31, 2013 based upon the current projected performance of the acquired operations of which $37.0 million is recorded as a liability in other liabilities and other non-current liabilities on the Company’s balance sheet. The remaining estimated liability of $32.0 million will be recorded as contingent purchase compensation expense over the remaining performance periods. The current estimate of future contingent payments could increase or decrease depending upon the actual performance of the acquisition over the respective performance periods. These payments will be made should the acquired operations achieve the financial targets or certain contract terms as agreed to in the respective acquisition agreements, including the requirements for continuing employment. In addition, the Company had a prepaid contingent purchase obligation of $5.9 million that will be recorded as contingent purchase compensation expense over the remaining performance period.

The changes to the Company’s accumulated contingent liability are as follows (in thousands):

Contingent purchase liability at December 31, 2012	$28,077
Contingent purchase compensation expense recognized	8,888
Contingent purchase liability at March 31, 2013	$36,965

The changes to the Company’s prepaid contingent liability are as follows (in thousands):

Prepaid contingent purchase liability at December 31, 2012	$7,305
Contingent purchase compensation expense recognized	1,370
Prepaid contingent purchase liability at March 31, 2013	$5,935

Estimated unrecognized contingent purchase compensation expense as of March 31, 2013 is as follows (in thousands):

For the remainder of the year ended December 31, 2013	$25,870
For the year ended December 31, 2014	11,912
For the year ended December 31, 2015	167
$37,949
In the three months ended March 31, 2012 and 2013, the Company recognized transaction costs of $1.2 million and $0.5 million, respectively, which related to external costs associated with due diligence and acquisition activity.
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

The following table provides information on those assets and liabilities the Company currently measures at fair value on a recurring basis as of December 31, 2012 and March 31, 2013 (in thousands):

	Carrying Amount in Consolidated Balance Sheet December 31, 2012	Fair Value December 31, 2012	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3
Investments of insurance subsidiary:
Money market funds	$7,251	$7,251	$7,251	$—	$—
U. S. Treasury securities	1,013	1,013	—	1,013	—
Municipal bonds	62,730	62,730	—	62,730	—
Agency notes	1,321	1,321	—	1,321	—
Total investments of insurance subsidiary	$72,315	$72,315	$7,251	$65,064	$—
Supplemental employee retirement plan investments:
Mutual funds	$20,103	$20,103	$—	$20,103	$—

	Carrying Amount in Consolidated Balance Sheet March 31, 2013	Fair Value March 31, 2013	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3
Investments of insurance subsidiary:
Money market funds	$8,343	$8,343	$8,343	$—	$—
U. S. Treasury securities	1,013	1,013	—	1,013	—
Municipal bonds	69,495	69,495	—	69,495	—
Agency notes	502	502	—	502	—
Total investments of insurance subsidiary	$79,353	$79,353	$8,343	$71,010	$—
Supplemental employee retirement plan investments:
Mutual funds	$22,251	$22,251	$—	$22,251	$—
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
The fair value of these investments reflected net unrealized gains of approximately $2.6 million as of December 31, 2012 and $2.6 million as of March 31, 2013.
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
The fair value of the Company's debt is estimated using quoted market prices when available. When quoted market prices are not available, fair value is estimated based on current market interest rates for debt with similar maturities (Level 2). At March 31, 2013, the estimated fair value of the Company’s outstanding debt was $518.6 million compared to a carrying value of $513.8 million.

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
At December 31, 2012 and March 31, 2013, amortized cost basis and aggregate fair value of the Company’s available-for-sale securities by investment type were as follows (in thousands):

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2012
Money market funds	$7,251	$—	$—	$7,251
U. S. Treasury securities	1,006	7	—	1,013
Municipal bonds	60,127	2,678	(75)	62,730
Agency notes	1,314	7	—	1,321
	$69,698	$2,692	$(75)	$72,315
March 31, 2013
Money market funds	$8,343	$—	$—	$8,343
U. S. Treasury securities	1,006	7	—	1,013
Municipal bonds	66,932	2,658	(95)	69,495
Agency notes	502	—	—	502
	$76,783	$2,665	$(95)	$79,353

At December 31, 2012 and March 31, 2013, the amortized cost basis and aggregate fair value of the Company’s available-for-sale securities by contractual maturities were as follows (in thousands):

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2012
Due in less than one year	$11,340	$25	$—	$11,365
Due after one year through five years	37,109	1,726	(35)	38,800
Due after five years through ten years	19,503	936	(35)	20,404
Due after ten years	$1,746	$5	$(5)	$1,746
Total	$69,698	$2,692	$(75)	$72,315
March 31, 2013
Due in less than one year	$10,811	$28	$—	$10,839
Due after one year through five years	42,089	1,787	(38)	43,838
Due after five years through ten years	21,141	840	(57)	21,924
Due after ten years	$2,742	$10	$—	$2,752
Total	$76,783	$2,665	$(95)	$79,353
A summary of the Company’s temporarily impaired available-for-sale investment securities as of March 31, 2013 follows (in thousands):

	Impaired Less Than 12 Months		Impaired Over 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2013
Money market funds	$—	$—	$—	$—	$—	$—
U. S. Treasury securities	—	—	—	—	—	—
Municipal bonds	11,525	(63)	1,124	(32)	12,649	(95)
Agency notes	—	—	—	—	—	—
Total investment	$11,525	$(63)	$1,124	$(32)	$12,649	$(95)

The unrealized losses resulted from changes in market interest rates, not from changes in the probability of contractual cash flows. Because the Company has the ability and intent to hold the investments until a recovery of carrying value and full collection of the amounts due according to the contractual terms of the investments is expected, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2013.
During the three months ended March 31, 2013, the Company recorded a gain of approximately $12,000 on the sale of these investments.
As of March 31, 2013, the investments related to the participant directed supplemental employee retirement plan totaled $22.3 million and are included in other assets in the accompanying consolidated balance sheet. The net trading gains on those investments for the three months ended on March 31, 2013 that were still held by the Company as of March 31, 2013 are as follows (in thousands):

Net gains recognized during the three months ended March 31, 2013 on trading securities	$1,295
Less: net gains recognized during the period on trading securities sold during the three months ended March 31, 2013	41
Unrealized gains recognized on trading securities still held at March 31, 2013	$1,254
In March 2012, the Company made an investment in a variable interest entity that is a provider of hospital-based telemedicine consultations. The Company has determined that it is not the primary beneficiary of the entity, as it does not have the power to direct the activities that most significantly impact economic performance of the entity nor the responsibility to absorb a majority of the expected losses and therefore, the entity is not consolidated and the investment is accounted for under the cost method. The determination of whether the Company is the primary beneficiary was performed at the time of our initial investment and is performed at the date of each subsequent reporting period. As of March 31, 2013, the carrying amount and maximum exposure to loss of this investment was $2.0 million and is reported as other long-term investments in the accompanying consolidated balance sheets.

Note 7. Net Revenue
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
Net revenue for the three months ended March 31, 2012 and 2013 consisted of the following (in thousands):

	Three Months Ended March 31,
	2012		2013
Medicare	$96,494	20.2%	$113,230	19.7%
Medicaid	73,389	15.3	85,836	14.9
Commercial and managed care	201,610	42.1	250,846	43.6
Self-pay	317,896	66.4	367,951	63.9
Other	17,467	3.6	21,416	3.7
Unbilled	4,638	1.0	(872)	(0.2)
Net fee for service revenue before provision for uncollectibles	711,494	148.6	838,407	145.6
Contract revenue before provision for uncollectibles	121,130	25.3	158,567	27.5
Other	7,800	1.6	9,375	1.6
Net revenue before provision for uncollectibles	840,424	175.6	1,006,349	174.7
Provision for uncollectibles	(361,762)	(75.6)	(430,404)	(74.7)
Net revenue	$478,662	100.0%	$575,945	100.0%
The Company employs several methodologies for determining its allowance for doubtful accounts depending on the nature of the net revenue before provision for uncollectibles recognized. The Company initially determines gross revenue for our fee for service patient visits based upon established fee schedule prices. Such gross revenue is reduced for estimated contractual allowances for those patient visits covered by contractual insurance arrangements to result in net revenue before provision for uncollectibles. Net revenue before provision for uncollectibles is then reduced for management’s estimate of uncollectible amounts. Fee for service net revenue represents estimated cash to be collected from such patient visits and is net of management’s estimate of account balances estimated to be uncollectible. The provision for uncollectible fee for service patient visits is based on historical experience resulting from over ten million annual fee for service patient visits. The significant volume of patient visits and the terms of thousands of commercial and managed care contracts and the various reimbursement policies relating to governmental healthcare programs do not make it feasible to evaluate fee for service accounts receivable on a specific account basis. Fee for service accounts receivable collection estimates are reviewed on a quarterly basis for each fee for service contract by period of accounts receivable origination. Such reviews include the use of historical cash collection percentages by contract adjusted for the lapse of time since the date of the patient visit. In addition, when actual collection percentages differ from expected results, on a contract by contract basis, supplemental detailed reviews of the outstanding accounts receivable balances may be performed by the Company’s billing operations to determine whether there are facts and circumstances existing that may cause a different conclusion as to the estimate of the collectibility of that contract’s accounts receivable from the estimate resulting from using the historical collection experience. Contract-related net revenue is billed based on the terms of the contract at amounts expected to be collected. Such billings are typically submitted on a monthly basis and aged trial balances prepared. Allowances for estimated uncollectible amounts related to such contract billings are made based upon specific accounts and invoice periodic reviews once it is concluded that such amounts are not likely to be collected. Approximately 99% of the Company’s allowance for doubtful accounts is related to receivables for fee for service patient visits. The principal exposure for uncollectible fee for service visits is centered in self-pay patients and, to a lesser extent, for co-payments and deductibles from patients with insurance. While the Company does not specifically allocate the allowance for doubtful accounts to individual accounts or specific payer classifications, the portion of the allowance associated with fee for service charges as of March 31, 2013 was equal to approximately 92% of outstanding self-pay fee for service patient accounts. The methodologies employed to compute allowances for doubtful accounts were unchanged between 2012 and 2013.
Note 8. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill during the three months ended March 31, 2013 were as follows (in thousands):

Goodwill	$376,794
Accumulated impairment loss	(144,579)
Additions through 2012 acquisitions	105,385
Balance, December 31, 2012	$337,600
Goodwill	$482,179
Accumulated impairment loss	(144,579)
Additions through 2013 acquisitions	7,840
Balance, March 31, 2013	$345,440
The following is a summary of intangible assets and related amortization as of December 31, 2012 and March 31, 2013 (in thousands):

	Gross Carrying Amount	Accumulated Amortization
As of December 31, 2012:
Contracts	$199,644	$(69,216)
Other	9,450	(1,934)
Total	$209,094	$(71,150)
As of March 31, 2013:
Contracts	$203,803	$(77,589)
Other	9,450	(2,433)
Total	$213,253	$(80,022)
Aggregate amortization expense:
For the three months ended March 31, 2013		$8,873
Estimated amortization expense:
For the remainder of the year ended December 31, 2013		$25,429
For the year ended December 31, 2014		32,425
For the year ended December 31, 2015		28,894
For the year ended December 31, 2016		23,354
For the year ended December 31, 2017		17,466
Contract intangibles are amortized over their estimated life, which is approximately four to seven years. As of March 31, 2013, the weighted average remaining amortization period for intangible assets was 3.7 years.

Note 9. Long-Term Debt
Long-term debt as of March 31, 2013 consisted of the following (in thousands):

Term A Loan Facility	$268,125
Term B Loan Facility	245,625
Revolving line of credit	—
513,750
Less current portion	(16,250)
$497,500
On November 1, 2012, the Company entered into an amendment to its senior secured credit facilities which, among other things, (1) increased the existing Term Loan A Facility from $150.0 million ($140.6 million outstanding at November 1, 2012) to $275.0 million, (2) increased the Company's existing Revolving Credit Facility to $250.0 million, (3) increased the Company's option to exercise its Incremental Facility for an amount up to the greater of (x) $250.0 million (increased from $150.0 million) and (y) an amount such that, after giving pro forma effect to the increase, the first lien leverage ratio does not exceed 3.75:1.00, subject to the consent of lenders and the satisfaction of certain conditions, and (4) extended the maturities of the Term Loan A Facility and the Revolving Credit Facility from June 29, 2016 to November 1, 2017. The existing $250.0 million Term Loan B Facility was not subject to the Amendment and remains in place with current terms and conditions. The proceeds from the increased Term Loan A were used to pay $85.0 million that was outstanding under the Revolving Credit Facility, fees associated with the refinancing of $2.8 million and accrued interest of $0.6 million. Remaining proceeds of $46.3 million was retained for other general corporate purposes. The Company recognized $0.2 million as a loss on refinancing of debt in connection with the transaction.
The Term A Loan Facility matures on November 1, 2017. The Term B Loan Facility matures on June 29, 2018. The Revolving Credit Facility has a final maturity date of November 1, 2017. The maturity dates under the Credit Facility are subject to extension with lender consent according to the terms of the agreement.
The interest rate on any outstanding revolving credit borrowings and Term A loans, and the commitment fee applicable to undrawn revolving commitments, is priced off a grid based upon the Company’s first lien net leverage ratio and which is initially LIBOR +1.75% in the case of revolving credit borrowings and Term A loans and 0.35% in the case of unused revolving commitments. The interest rate on the Term B loan is LIBOR +2.75%, subject to a 1% LIBOR floor. The interest rate at March 31, 2013 was 2.03% for amounts outstanding under the Term A Loan Facility and 3.75% for the Term B Loan Facility.
The Company had no borrowings under the revolving line of credit outstanding as of March 31, 2013, and the Company had $6.0 million of standby letters of credit outstanding against the revolving credit facility commitment.
The new senior credit facility agreement contains both affirmative and negative covenants, including limitations on the Company’s ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire our capital stock, acquire the capital stock or assets of another business and pay dividends, and requires the Company to comply with a maximum first lien net leverage ratio, tested quarterly. At March 31, 2013, the Company was in compliance with all covenants under the new senior credit facility agreement. The Credit Facility is secured by substantially all of the Company’s U. S. subsidiaries’ assets.
Aggregate annual maturities of long-term debt as of March 31, 2013 are as follows (in thousands):

2013	$16,250
2014	19,688
2015	26,562
2016	30,000
2017 and thereafter	421,250

Note 10. Professional Liability Insurance
The Company’s professional liability loss reserves consisted of the following (in thousands):

	December 31, 2012	March 31, 2013
Estimated losses under self-insured programs	$145,016	$155,056
Estimated losses under commercial insurance programs	79,258	76,285
	224,274	231,341
Less estimated payable within one year	72,505	71,184
	$151,769	$160,157
The changes to the Company’s estimated losses under self-insured programs as of March 31, 2013 were as follows (in thousands):

Balance, December 31, 2012	$145,016
Reserves related to current period	11,606
Reclassification from other liabilities	1,679
Payments for current period reserves	(7)
Payments for prior period reserves	(3,238)
Balance, March 31, 2013	$155,056
The Company provides for its estimated professional liability losses through a combination of self-insurance and commercial insurance programs. As of March 31, 2013, the insured loss limit under a policy provided by a commercial insurance carrier was $158.9 million. The policy, as amended, provides for an increase in the aggregate limit of coverage based upon certain premium funding levels. Losses in excess of the limit of coverage remain as a self-insured obligation of the Company. A portion of the professional liability loss risks being provided for through self-insurance (claims-made basis) are transferred to and funded into a captive insurance company. The accounts of the captive insurance company are fully consolidated with those of the other operations of the Company in the accompanying consolidated financial statements.
The self-insurance components of our risk management program include reserves for future claims incurred but not reported (IBNR). As of December 31, 2012, of the $145.0 million of estimated losses under self-insured programs, approximately $94.2 million represented an estimate of IBNR claims and expenses and additional loss development, with the remaining $50.8 million representing specific case reserves. Of the specific case reserves as of December 31, 2012, $2.8 million represented case reserves that had settled but not yet funded, and $48.0 million reflected unsettled case reserves.
As of March 31, 2013, of the $155.1 million of estimated losses under self-insurance programs, approximately $93.4 million represented an estimate of IBNR claims and expenses and additional loss development, with the remaining $61.7 million representing specific case reserves. Of the specific case reserves as of March 31, 2013, $2.2 million represented case reserves that had been settled but not yet funded, and $59.5 million reflected unsettled case reserves.
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
The Company’s most recent actuarial valuation was completed in April 2013. Based on the results of the actuarial study completed in April 2013, management determined no additional change was necessary in the consolidated reserves for professional liability losses during the first quarter of 2013 related to prior year loss estimates. The discount rate on professional liability reserves was 0.7% at March 31, 2013 and 2012.

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

The following table summarizes the status of options under the 2009 Stock Plan as of March 31, 2013:

	Shares (in thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Life in Years
Outstanding at beginning of year	6,673	$17.35	$76,180	7.9
Granted	—	—
Exercised	(801)	15.24	12,385
Expired or forfeited	(97)	22.10
Outstanding at end of period	5,775	$17.57	$108,651	7.7
Exercisable at end of period	2,713	$14.77	$58,634	6.9
Intrinsic value is the amount by which the stock price as of March 31, 2013 exceeds the exercise price of the options. As of March 31, 2013, the Company had approximately $18.2 million of unrecognized compensation expense, net of estimated forfeitures related to unvested options which will be recognized over the remaining requisite service period. There were no options granted in 2013.
The Company has also granted a total of 59,000 shares of restricted stock under the 2009 Stock Plan to independent board members of which approximately 3,000 were granted in 2013. The issued shares vest annually over a three-year period from the initial grant date. The Company recorded restricted stock expense of approximately $0.1 million relating to these shares during the three months ended March 31, 2013 and had $0.6 million of expense remaining to be recognized over the requisite service period for these awards at March 31, 2013.
A summary of changes in total outstanding unvested shares of restricted stock for the three months ended March 31, 2013 is as follows:

Shares (in thousands)
Outstanding at beginning of year	58
Granted	3
Vested	(9)
Forfeited and expired	—
Outstanding at March 31, 2013	52
Stock Purchase Plans
In May 2010, the Company’s Board of Directors adopted the 2010 Employee Stock Purchase Plan (ESPP) and the 2010 Nonqualified Stock Purchase Plan (NQSPP).
The ESPP provides for the issuance of up to 600,000 shares to the Company’s employees. All eligible employees are granted identical rights to purchase common stock in each Board authorized offering under the ESPP. Rights granted pursuant to any offering under the ESPP terminate immediately upon cessation of an employee’s employment for any reason. In general, an employee may reduce his or her contribution or withdraw from participation in an offering at any time during the purchase period for such offering. Employees receive a 5% discount on shares purchased under the ESPP. Rights granted under the plan are not transferable and may be exercised only by the person to whom such rights are granted. Offerings occur every six months in October and April. As of March 31, 2013, contributions under the ESPP totaled $0.9 million. In April 2013, approximately 25,000 shares of the Company’s common stock were issued to plan participants.
The NQSPP provides for the issuance of up to 800,000 shares to our independent contractors. All eligible contractors are granted identical rights to purchase common stock in each Board authorized offering under the NQSPP. Rights granted pursuant to any offering under the NQSPP terminate immediately upon cessation of a contractor’s relationship with the Company for any reason. In general, a contractor may reduce his or her contribution or withdraw from participation in an offering at any time during the purchase period for such offering. Contractors receive a 5% discount on shares purchased under the NQSPP. Rights granted under the NQSPP are not transferable and may be exercised only by the person to whom such rights are granted. Offerings occur every six months in October and April. As of March 31, 2013, contributions under the NQSPP totaled $0.6 million. In April 2013, approximately 17,000 shares of the Company’s common stock were issued to plan participants.
Note 12. Contingencies
Litigation
We are currently a party to various legal proceedings arising in the ordinary course of business. The legal proceedings we are involved in from time to time include lawsuits, claims, audits and investigations, including those arising out of services provided, personal injury claims, professional liability claims, our billing, collection and marketing practices, employment disputes and contractual claims, and seek monetary and other relief, including statutory damages and penalties. While we currently believe that the ultimate outcome of such proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position or overall trends in results of operations, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on our net earnings in the period in which the ruling occurs. The estimate of the potential impact from such legal proceedings on our financial position or overall results of operations could change in the future.
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
Healthcare Reform
The Patient Protection and Affordable Care Act (PPACA), signed into law on March 23, 2010, significantly affects the United States healthcare system by increasing access to health insurance benefits for the uninsured and underinsured populations, among other changes. On June 28, 2012, the U.S. Supreme Court (the Supreme Court) upheld the constitutionality of the requirement in PPACA that individuals maintain health insurance or pay a penalty (the individual mandate) under Congress's taxing power. The Supreme Court upheld the PPACA provision expanding Medicaid eligibility to new populations as constitutional, but only so long as the expansion of the Medicaid program is optional for the states. States that choose not to expand their Medicaid programs to newly eligible populations in PPACA can only lose the new federal Medicaid funding in PPACA but not their eligibility for existing federal Medicaid matching payments. Although some states have announced their intention to expand their Medicaid programs in 2014, approximately half the states, including states in which the Company does business, have announced that they will not expand, are leaning toward not expanding, or are still undecided. It is unclear at this time how many states will ultimately expand their Medicaid programs under PPACA. The Company believes that upholding the current PPACA law means that there is an increased likelihood that there will be more people in the U.S. marketplace who will have access to health insurance benefits. However, it is unclear what the pricing will be for covered services under those health insurance benefits or what the effect will be in states that do not expand their Medicaid programs.

Note 13. Earnings Per Share
The Company computes basic earnings per share using the weighted average number of shares outstanding. The Company computes diluted earnings per share using the weighted average number of shares outstanding plus the dilutive effect of restricted common shares and outstanding stock options. The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2012 and 2013 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2012	2013
Net earnings attributable to Team Health Holdings, Inc. (numerator for basic and diluted earnings per share)	$14,424	$18,154
Denominator:
Weighted average shares outstanding	65,567	68,000
Effect of dilutive securities:
Stock options	1,756	1,977
Restricted stock	57	36
Stock purchase plans	3	2
Shares used for diluted earnings per share	67,383	70,015
Basic net earnings per share of Team Health Holdings, Inc.	$0.22	$0.27
Diluted net earnings per share of Team Health Holdings, Inc.	$0.21	$0.26
Securities excluded from diluted earnings per share of Team Health Holdings, Inc. because they were antidilutive:
Stock options	1,522	21
Restricted stock	—	—
Note 14. Segment Reporting
During the fourth quarter of 2012, the Company completed certain changes to its management reporting structure to better align its businesses with Company objectives and operating strategies. These changes resulted in changes in the Company's operating and reportable segments. In connection with the changes, the Company determined, in accordance with segment reporting guidance, that it provides services through ten operating segments which are aggregated into two reportable segments, Healthcare Staffing and Other Services. The Healthcare Staffing segment, which is an aggregation of emergency medicine, anesthesia, specialty surgery and locums staffing, provides comprehensive healthcare service programs to users and providers of healthcare services on a fee for service as well as a cost plus or contract basis. The Other Services segment, is an aggregation of hospital medicine, military and government healthcare staffing, clinical services, nurse call center operations, After Hours Pediatrics as well as billing, collection and consulting services that provides a range of other comprehensive healthcare services. The operating segments included in the Other Services reportable segment, while similar in the types of services provided by those operating segments included in the Healthcare Staffing segment, do not meet the aggregation criteria prescribed by the segment reporting guidance nor do they meet the quantitative thresholds that would require a separate presentation. The segment results for the three months ended March 31, 2012 have been restated to conform to the current year reporting of these businesses.
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

The following table presents financial information for each reportable segment. Depreciation, amortization, impairment of intangibles, management fee and other expenses separately identified in the consolidated statements of operations are included as a reduction to the respective segments’ operating earnings for each year below (in thousands):

	Three Months Ended March 31,
	2012	2013
Net Revenue:
Healthcare Services	$393,590	$476,342
Other Services	85,072	99,603
	$478,662	$575,945
Operating Earnings:
Healthcare Services	$10,390	$10,385
Other Services	5,630	9,569
General Corporate	11,379	14,305
	$27,399	$34,259
Reconciliation of Operating Earnings to Net Earnings:
Operating earnings	$27,399	$34,259
Interest expense, net	3,557	3,799
Provision for income taxes	9,418	12,254
Net earnings	$14,424	$18,206

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Healthcare Reform
In 2010, the President of the United States and the U.S. Congress enacted significant reforms to the U.S. healthcare system. On March 23, 2010, the President signed into law the PPACA followed on March 30, 2010 by the Health Care and Education Reconciliation Act of 2010, collectively referred to as the Health Reform Laws. Additionally, on June 28, 2012, the U.S. Supreme Court, responding to legal challenges by private citizens and 26 states, affirmed the constitutionality under Congress's taxing power of the requirement in PPACA that individuals maintain health insurance or pay a penalty. The Health Reform Laws triggered numerous changes to the U.S. healthcare system, some of which have already gone into effect. While the ultimate impact of the law will not be known until all provisions are fully implemented, we believe that some of these provisions will likely yield positive results, such as increasing access to health benefits for the uninsured and underinsured populations. Other provisions, however, such as Medicare payment reforms and reductions that could reduce provider payments, may have an adverse effect on the reimbursement rates we receive for services provided by affiliated healthcare professionals.
Medicaid to Medicare Payment Parity
In November 2012, CMS released final rule CMS-2370-F to implement the Health Reform Laws' provision increasing Medicaid payments for primary care services furnished by certain physicians to the Medicare rates in 2013 and 2014. In December 2012, CMS released technical corrections to the final rule. Additionally, CMS has issued multiple FAQ documents since publication of the final rule. Furthermore, CMS has advised that, under the final rule, a physician may be eligible for the increased Medicaid payments if he or she maintains a current board certification in internal medicine, family medicine, or pediatric medicine. However, states may impose additional requirements that could affect a physician's eligibility for the increased Medicaid payments even for those physicians who maintain an appropriate board certification. States are still in the process of issuing guidance regarding eligibility for the increased Medicaid payments. As a result, any future changes in amounts paid by state Medicaid programs for primary care physician services are not yet known.
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
In November 2012, CMS released the 2013 MPFS Final Rule. Included in the final rule are changes in reimbursement that are overall budget neutral, but redistribute payments between different medical specialties. We estimate that the final rule reduces 2013 reimbursement rates to emergency medicine providers by approximately 0.6% and increases 2013 reimbursement rates to anesthesiologists by approximately 1%. We estimate a decline of approximately $2.2 million in our 2013 ED fee for service revenue resulting from this adjustment.
Any future reductions in amounts paid by government programs for physician services or changes in methods or regulations governing payment amounts or practices could cause our revenues to decline and we may not be able to offset reduced operating margins through cost reductions, increased volume or otherwise.
Budget Control Act's Medicare Sequestration
In August 2011, Congress enacted the Budget Control Act, which committed the U.S. federal government to significantly reduce the federal deficit over ten years. The Budget Control Act established caps on discretionary spending through 2021. It also established a Joint Committee of Congress (Joint Committee) that was responsible for identifying an additional $1.5 trillion in deficit reductions. The Joint Committee was unable to identify the additional deficit reductions by the deadline, thereby triggering a second provision of the Budget Control Act called “sequestration.” Sequestration calls for automatic spending cuts of $1.2 trillion over a nine-year period beginning January 2, 2013 split between defense and non-defense programs, including spending cuts to Medicare programs averaging 2%.
On January 2, 2013, President Obama signed the American Taxpayer Relief Act of 2012 into law. This legislation delayed the sequestration cuts that would have reduced Medicare payments by 2% until March 1, 2013. Since Congress and the White House failed to act by March 1, 2013, across-the-board cuts to Medicare payments took effect for Medicare services furnished on or after April 1, 2013. Unless Congress takes action to change the law, federal spending will be subject to sequestration until 2022.
Military and Government Healthcare Staffing
We are a provider of healthcare professionals serving patients eligible to receive care in government treatment facilities nationwide administered by the DOD and beneficiaries of other government agencies in their respective clinical locations. Our revenues derived from military and government facility healthcare staffing totaled $21.7 million and $30.3 million for the three months ended March 31, 2012 and 2013, respectively. These revenues are generated from contracts that are subject to a competitive bidding process which primarily takes place during the third quarter of each year. A portion of the contracts awarded during the third quarter of 2011 expired during 2012 and were subject to a competitive rebidding and award process. We were successful in retaining existing business or winning new bids following completion of the bidding process as of October 1, 2012, in the estimated annualized amount of $130.6 million. The estimated annualized amount of $130.6 million included $30.4 million awarded under one-year contracts.
In addition, the process of awarding military and government facility healthcare staffing contracts has shifted in recent years toward intentionally awarding certain contracts to qualified small and minority owned businesses. Although we participate in such small and minority owned business awards to the extent we can serve as a sub-contractor, our revenues from these arrangements are limited compared to a contract award we retain through the regular competitive bidding process. Approximately 34.7% and 26.2% of our military staffing revenue for each of the three months ended March 31, 2012 and 2013, respectively, was derived through sub-contracting agreements with small business prime contractors.

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
There have been no material changes to these critical accounting policies or their application during the three months ended March 31, 2013.
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
A significant portion (approximately 83% of our net revenue before provision for uncollectibles for the the three months ended March 31, 2013 and 84% for the year ended December 31, 2012) resulted from fee for service patient visits. Fee for service revenue represents revenue earned under contracts in which we bill and collect the professional component of charges for medical services rendered by our affiliated contracted and employed physicians. Under the fee for service arrangements, we bill patients for services provided and receive payment from patients or their third-party payers. Fee for service revenue is reported net of contractual allowances and policy discounts. Contractual adjustments represent our estimate of discounts and other adjustments to be recognized from gross fee for service charges under contractual payment arrangements, primarily with commercial, managed care, and governmental payment plans such as Medicare and Medicaid when our affiliated providers participate in such plans. All services provided are expected to result in cash flows and are therefore reflected as net revenue before provision for uncollectibles in the financial statements. Fee for service revenue is recognized in the period in which the services are rendered to specific patients and reduced immediately for the estimated impact of contractual allowances in the case of those patients having third-party payer coverage. The recognition of net revenue before provision for uncollectibles (gross charges less contractual allowances) from such visits is dependent on such factors as proper completion of medical charts following a patient visit, the forwarding of such charts to one of our billing centers for medical coding and entering into our billing systems and the verification of each patient’s submission or representation at the time services are rendered as to the payer(s) responsible for payment of such services. Net revenue before provision for uncollectibles is recorded based on the information known at the time of entering of such information into our billing systems as well as an estimate of the net revenue before provision for uncollectibles associated with medical charts for a given service period that have not been processed yet into our billing systems. The above factors and estimates are subject to change. For example, patient payer information may change following an initial attempt to bill for services due to a change in payer status. Such changes in payer status have an impact on recorded net revenue before provision for uncollectibles due to different payers being subject to different contractual allowance amounts. Such changes in net revenue before provision for uncollectibles are recognized in the period that such changes in payer become known. Similarly, the actual volume of medical charts not processed into our billing systems may be different from the amounts estimated. Such differences in net revenue before provision for uncollectibles are adjusted in the following month based on actual chart volumes processed.
Contract revenue represents revenue generated under contracts in which we provide physician and other healthcare staffing and administrative services in return for a contractually negotiated fee. Contract revenue consists primarily of billings based on hours of healthcare staffing provided at agreed-to hourly rates. Revenue in such cases is recognized as the hours are worked by our affiliated staff and contractors. Additionally, contract revenue also includes supplemental revenue from hospitals where we may have a fee for service contract arrangement. Contract revenue for the supplemental billing in such cases is recognized based on the terms of each individual contract. Such contract terms generally either provides for a fixed monthly dollar amount or a variable amount based upon measurable monthly activity, such as hours staffed, patient visits or collections per visit compared to a minimum activity threshold. Such supplemental revenues based on variable arrangements are usually contractually fixed on a monthly, quarterly or annual calculation basis considering the variable factors negotiated in each such arrangement. Such supplemental revenues are recognized in the period when amounts are determined to be fixed and therefore contractually obligated as payable by the customer under the terms of the respective agreement.

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
The table below summarizes our approximate payer mix as a percentage of fee for service volume for the periods indicated:

	Three Months Ended March 31,
	2012	2013
Payer:
Medicare	23.9%	24.4%
Medicaid	26.4	26.0
Commercial and managed care	26.4	26.8
Self-pay	21.4	20.9
Other	1.9	1.9
Total	100.0%	100.0%
Estimated net revenue derived from commercial and managed care plans was approximately 37% for the three months ended March 31, 2013 and 2012. Estimated net revenue derived from the Medicare program was approximately 16% of total net revenue in the three months ended March 31, 2013 and 18% in the three months ended March 31, 2012. Estimated net revenue derived from the Medicaid program was approximately 10% of total net revenue in the three months ended March 31, 2013 and 2012. In addition, net revenue derived from within the Military Health System (“MHS”), which is the U.S. military’s dependent healthcare program and other government agencies, was approximately 5% in each of the three months ended March 31, 2013 and 2012.
Accounts Receivable. As described above and below, we determine the estimated value of our accounts receivable based on estimated cash collection run rates of estimated future collections by contract for patient visits under our fee for service revenue. Accordingly, we are unable to report the payer mix composition on a dollar basis of its outstanding net accounts receivable. However, a 1% change in the estimated carrying value of our net fee for service patient accounts receivable before consideration of the allowance for uncollectible accounts at March 31, 2013 could have an after tax effect of approximately $3.7 million on our financial position and results of operations. Our days revenue outstanding at December 31, 2012 and March 31, 2013 were 61.5 days and 59.4 days, respectively. The number of days outstanding will fluctuate over time due to a number of factors including the timing of cash collections and valuation adjustments recorded during the period and increases in average revenue per day that are primarily attributed to an increase in gross charges and patient volumes and increased pricing with managed care plans. Our allowance for doubtful accounts totaled $351.4 million as of March 31, 2013.

Approximately 99% of our allowance for doubtful accounts is related to gross fees for fee for service patient visits. Our principal exposure for uncollectible fee for service visits is centered in self-pay patients and in co-payments and deductibles from patients with insurance. While we do not specifically allocate the allowance for doubtful accounts to individual accounts or specific payer classifications, the portion of the allowance associated with fee for service charges as of March 31, 2013 was equal to approximately 92% of outstanding self-pay fee for service patient accounts.
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
Methodology for Computing Allowance for Doubtful Accounts. We employ several methodologies for determining our allowance for doubtful accounts depending on the nature of the net revenue before provision for uncollectibles recognized. We initially determine gross revenue for our fee for service patient visits based upon established fee schedule prices. Such gross revenue is reduced for estimated contractual allowances for those patient visits covered by contractual insurance arrangements to result in net revenue before provision for uncollectibles. Net revenue before provision for uncollectibles is then reduced for our estimate of uncollectible amounts. Fee for service net revenue represents our estimated cash to be collected from such patient visits and is net of our estimate of account balances estimated to be uncollectible. The provision for uncollectible fee for service patient visits is based on historical experience resulting from over ten million annual fee for service patient visits. The significant volume of patient visits and the terms of thousands of commercial and managed care contracts and the various reimbursement policies relating to governmental healthcare programs do not make it feasible to evaluate fee for service accounts receivable on a specific account basis. Fee for service accounts receivable collection estimates are formally reviewed on a quarterly basis for each of our fee for service contracts by period of accounts receivable origination. Such reviews include the use of historical cash collection percentages by contract adjusted for the lapse of time since the date of the patient visit. In addition, when actual collection percentages differ from expected results, on a contract by contract basis, supplemental detailed reviews of the outstanding accounts receivable balances may be performed by our billing operations to determine whether there are facts and circumstances existing that may cause a different conclusion as to the estimate of the collectibility of that contract’s accounts receivable from the estimate resulting from using the historical collection experience. Contract-related net revenue is billed based on the terms of the contract at amounts expected to be collected. Such billings are typically submitted on a monthly basis and aged trial balances prepared. Allowances for estimated uncollectible amounts related to such contract billings are made based upon specific accounts and invoice periodic reviews once it is concluded that such amounts are not likely to be collected. The methodologies employed to compute allowances for doubtful accounts were unchanged between 2012 and 2013.
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
Our commercial insurance policy for professional liability losses for the period March 12, 1999 through March 11, 2003 included insured limits applicable to such coverage in the period. Effective April 2006, we executed an agreement with the commercial insurance provider that issued the policy that ended March 11, 2003 to increase the existing $130.0 million aggregate limit of coverage. Under the terms of the agreement, we will make periodic premium payments to the commercial insurance company and the total aggregate limit of coverage under the policy will be increased by a portion of the premiums paid. We have committed to fund premiums such that the total aggregate limit of coverage under the program remains greater than the paid losses at any point in time. During fiscal year 2012, and for the three months ended March 31, 2013, there were no amounts funded under this agreement. We have agreed to fund additional payments which will be based upon the level of incurred losses relative to the aggregate limit of coverage at that time.
As of March 31, 2013, the current aggregate limit of coverage under this policy was $158.9 million, and the estimated loss reserve for claim losses and expenses in excess of the current aggregate limit recorded by the Company was $3.8 million.
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
The underlying information that serves as the foundational basis for making our actuarial estimates of professional liability losses is our internal database of incurred professional liability losses. The Company has captured extensive professional liability loss data going back, in some cases, over twenty years, that is maintained and updated on an ongoing basis by our internal claims management personnel. Our database contains comprehensive incurred loss information for our existing operations as far back as fiscal 1997 (reflecting the initial timeframe in which we migrated to a consolidated professional liability program concurrent with the consummation of several significant acquisitions), and we also possess additional loss data that predates 1997 dates of occurrence for certain of our operations. Loss information reflects both paid and reserved losses incurred when we were covered by outside commercial insurance programs as well as paid and reserved losses incurred under our self-insurance program. Because of the comprehensive nature of the loss data and our comfort with the completeness and reliability of the loss data, this is the information that is used in the development of our actuarial loss estimates. We believe this database is one of the largest repositories of physician professional liability loss information available in our industry and provides us and our actuarial consultants with sufficient data to develop reasonable estimates of the ultimate losses under our self-insurance program. In addition to the estimated losses, as part of the actuarial process, we obtain revised payment pattern assumptions that are based upon our historical loss and related claims payment experience. Such payment patterns reflect estimated cash outflows for aggregate incurred losses by period based upon the occurrence date of the loss as well as the report date of the loss. Although variances have been observed in the actuarial estimate of ultimate losses by occurrence period between actuarial studies, the estimated payment patterns have shown much more limited variability. We use these payment patterns to develop our estimate of the discounted reserve amounts. The relative consistency of the payment pattern estimates provides us with a foundation in which to develop a reasonable estimate of the discount value of the professional liability reserves based upon the most current estimate of ultimate losses to be paid and the reasonable likelihood of the related cash flows over the payment period. Our estimated loss reserves were discounted at 0.7% as of December 31, 2012 and March 31, 2013, which was the current weighted average Treasury rate, over a 10 year period at December 31, 2012 and March 31, 2013, which reflects the risk free interest rate over the expected period of claims payments.

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
Based on the results of the semi-annual actuarial study completed in April 2013, management determined no additional change was necessary in our consolidated reserves for professional liability losses during the first quarter of 2013 related to prior year loss estimates.
The following reflects the current reserves for professional liability costs as of March 31, 2013 (in millions) as well as the sensitivity of the reserve estimates at a 75% and 90% confidence level:

As reported	$155.1
At 75% confidence level	$161.5
At 90% confidence level	$172.2
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
Due to the complexity of the actuarial estimation process, there are many factors, trends and assumptions that must be considered in the development of the actuarial loss estimates, and we are not able to quantify and disclose which specific elements are primarily contributing to changes in the revised loss estimates of historical occurrence periods when such adjustments occur. However, we believe that our internal investments in enhanced risk management and claims management resources and initiatives, such as the employment of additional claims and litigation management personnel and practices, and an expansion of programs such as root cause loss analysis, early claim evaluation, and litigation support for insured providers have contributed to the generally stable trends in loss development estimates noted during the most recent periods.
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

	Three Months Ended March 31,
	2012	2013
Net revenue	100.0%	100.0%
Professional service expenses	77.6	78.6
Professional liability costs	4.7	3.2
General and administrative expenses	10.1	10.1
Other income	(0.3)	(0.2)
Depreciation	0.7	0.7
Amortization	1.3	1.5
Interest expense, net	0.6	0.7
Transaction costs	0.3	0.1
Earnings before income taxes	5.0	5.3
Provision for income taxes	2.0	2.1
Net earnings	3.0%	3.2%
Net earnings attributable to noncontrolling interest	—%	—%
Net earnings attributable to Team Health Holdings, Inc.	3.0%	3.2%
Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012
Net Revenue Before Provision for Uncollectibles. Net revenue before provision for uncollectibles in the three months ended March 31, 2013 increased $165.9 million, or 19.7%, to $1.01 billion from $840.4 million in the three months ended March 31, 2012. The increase in net revenue before provision for uncollectibles resulted primarily from increases in fee for service revenue of $126.9 million, contract revenue of $37.4 million and other revenue of $1.6 million. In the three months ended March 31, 2013, fee for service revenue was 83.3% of net revenue before provision for uncollectibles compared to 84.7% in the same period of 2012, contract revenue was 15.8% of net revenue before provision before uncollectibles compared to 14.4% in the same period of 2012 and other revenue was 0.9% in both the 2013 and 2012 periods. The increase in fee for service revenue before provision for uncollectibles was primarily a result of a 9.2% increase in total fee for service visits and procedures and an increase in estimated collections per visit and procedure. Estimated collections per visit increased due to annual increases in gross charges and managed care pricing improvements. The increase in contract revenue was due primarily to the impact of new and acquired contracts.
Provision for Uncollectibles. The provision for uncollectibles increased $68.6 million, or 19.0%, to $430.4 million in the three months ended March 31, 2013 from $361.8 million in the corresponding period in 2012. The provision for uncollectibles as a percentage of net revenue before provision for uncollectibles was 42.8% in the three months ended March 31, 2013 compared with 43.0% in the corresponding period of 2012. The provision for uncollectibles is primarily related to revenue generated under fee for service contracts that is not expected to be fully collected. The period over period increase in the provision for uncollectibles was due primarily to annual increases in gross fee schedules and increases in patient volumes and procedures. Changes in payer mix, particularly the level of self-pay fee for service visits, also have an impact on the provision for uncollectibles. For the three months ended March 31, 2013, self-pay fee for service visits were approximately 20.9% of the total fee for service visits compared to approximately 21.4% in the same period of 2012.

Net Revenue. Net revenue in the three months ended March 31, 2013 increased $97.3 million, or 20.3%, to $575.9 million from $478.7 million in the three months ended March 31, 2012. Acquisitions contributed 12.9%, new contracts net of terminations contributed 5.2%, and same contracts contributed 2.2% of the increase in quarter-over-quarter growth in net revenue.

Total same contract revenue, which consists of contracts under management in both periods, increased $10.6 million, or 2.4%, to $457.1 million in the three months ended March 31, 2013 compared to $446.6 million in the three months ended March 31, 2012. Same contract fee for service volume growth of 1.1% provided a 0.8% increase in same contract revenue growth while increases in estimated collections on fee for service visits of 2.4% provided a 1.8% increase in same contract revenue growth between quarters. The increase in the estimated collections per visit was primarily attributable to annual increases in gross charges and managed care pricing improvements, partially offset by changes in same contract payer mix between periods. Contract and other revenue constrained same contract revenue growth by 0.2%, due primarily to reductions in the anesthesia and military divisions. Acquisitions contributed $61.7 million of growth in net revenue between quarters and net new contract revenue increased $25.0 million between quarters.
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
The components of net revenue include revenue from contracts that have been in effect for prior periods (same contracts) and from net, new and acquired contracts during the periods, as set forth in the table below:

	Three Months Ended March 31,
	2012	2013
	(in thousands)
Same contracts:
Fee for service revenue	$331,473	$343,132
Contract and other revenue	115,078	114,002
Total same contracts	446,551	457,134
New contracts, net of terminations:
Fee for service revenue	18,964	26,415
Contract and other revenue	13,147	30,664
Total new contracts, net of terminations	32,111	57,079
Acquired contracts:
Fee for service revenue	—	39,385
Contract and other revenue	—	22,347
Total acquired contracts	—	61,732
Consolidated:
Fee for service revenue	350,437	408,932
Contract and other revenue	128,225	167,013
Total net revenue	$478,662	$575,945

The following table reflects the visits and procedures included within fee for service revenues described in the table above:

	Three Months Ended March 31,
	2012	2013
	(in thousands)
Fee for service visits and procedures:
Same contract	2,267	2,292
New and acquired contracts, net of terminations	179	378
Total fee for service visits and procedures	2,446	2,670
Professional Service Expenses. Professional service expenses, which include physician and provider costs, billing and collection expenses, and other professional expenses, totaled $452.8 million in the three months ended March 31, 2013 compared to $371.6 million in the three months ended March 31, 2012, an increase of $81.2 million, or 21.8%. This increase between quarters is primarily related to our acquisitions and growth. Professional service expenses as a percentage of net revenue less provision for uncollectibles increased to 78.6% in the three months ended March 31, 2013 from 77.6% in the three months ended March 31, 2012.
Professional Liability Costs. Professional liability costs were $18.7 million in the three months ended March 31, 2013 compared to $22.3 million in the three months ended March 31, 2012, a decrease of $3.7 million or 16.4%. Professional liability costs for the three months ended March 31, 2012 included an increase in prior year professional liability loss reserves of $5.2 million. Excluding the prior year reserve adjustment in the three months ended March 31, 2012, professional liability costs increased $1.5 million, or 8.8%. The increase was primarily attributed to an increase in provider hours including increases from acquisitions and net new contract growth. Excluding the prior year reserve adjustment in the three months ended March 31, 2012, professional liability costs as a percentage of net revenue were 3.2% in the first quarter of 2013 and 3.6% in the first quarter of 2012.
General and Administrative Expenses. General and administrative expenses increased $9.8 million, or 20.2%, to $58.1 million for the three months ended March 31, 2013 from $48.4 million in the three months ended March 31, 2012. General and administrative expenses included contingent purchase compensation expense of $10.3 million for the three months ended March 31, 2013 and $6.3 million for the three months ended March 31, 2012. Excluding the contingent purchase compensation expense, general and administrative expense increased $5.8 million or 13.9%, to $47.9 million for the three months ended March 31, 2013 from $42.0 million in the three months ended March 31, 2012. The increase in general and administrative expenses was due primarily to inflationary growth in salaries as well as the impact of recent acquisitions. Total general and administrative expenses as a percentage of net revenue were 10.1% in the first quarter of 2013 and 2012. Excluding contingent purchase compensation expense, general and administrative expenses as a percentage of net revenue were 8.3% in the first quarter of 2013 compared to 8.8% in the first quarter of 2012.
Other Income. In the three months ended March 31, 2013, we recognized other income of $1.3 million compared to $1.5 million of other income for the same period in 2012. The income recognized in both periods was primarily related to the change in the fair value of assets related to our non-qualified deferred compensation plan.
Depreciation. Depreciation expense was $4.1 million in the three months ended March 31, 2013 compared to $3.1 million for the three months ended March 31, 2012. The increase of $1.0 million was primarily due to growth in capital expenditures.
Amortization. Amortization expense was $8.9 million in the three months ended March 31, 2013 compared to $6.1 million for the three months ended March 31, 2012. The increase of $2.8 million was a result of an increase in other intangibles recognized in connection with our acquisitions in 2013 and 2012.
Net Interest Expense. Net interest expense increased $0.2 million to $3.8 million in the three months ended March 31, 2013, compared to $3.6 million in the corresponding period in 2012, primarily due to an increase in term loan borrowings associated with the November 2012 refinancing, partially offset by a decrease in interest costs on revolver usage between periods.
Transaction Costs. Transaction costs were $0.5 million for the three months ended March 31, 2013 and $1.2 million for the three months ended March 31, 2012. These costs relate to advisory, legal, accounting and other fees incurred related to acquisition activity during the respective periods.

Earnings before Income Taxes. Earnings before income taxes in the three months ended March 31, 2013 were $30.5 million compared to $23.8 million in the three months ended March 31, 2012.
Provision for Income Taxes. The provision for income taxes was $12.3 million in the three months ended March 31, 2013 compared to $9.4 million in the three months ended March 31, 2012.
Net Earnings. Net earnings were $18.2 million in the three months ended March 31, 2013 compared to $14.4 million in the three months ended March 31, 2012.
Net Earnings Attributable to Noncontrolling Interests. Earnings attributable to noncontrolling interests were $52,000 for the three months ended March 31, 2013.
Net Earnings Attributable to Team Health Holdings, Inc. Net earnings attributable to Team Health Holdings, Inc. were $18.2 million and $14.4 million for the three months ended March 31, 2013 and March 31, 2012, respectively.
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
Cash flow provided by operations for the three months ended March 31, 2013 was $37.7 million compared to $14.4 million in the same period in 2012. There were no contingent purchase price payments in the three months ended March 31, 2013 and 2012. The increase of $23.3 million was principally due to an increase in net earnings and a decrease in working capital funding requirements. Cash used in investing activities in the three months ended March 31, 2013 was $22.3 million compared to $5.2 million in the same period of 2012. The $17.1 million increase in cash used in investing activities was principally due to our acquisitions and an increase in net purchases of investments by our insurance subsidiary between periods. Cash provided from financing activities in the three months ended March 31, 2013 was $8.5 million compared to a use of cash of $8.9 million in the three months ended March 31, 2012. The change in cash provided from financing activities was primarily due to decreased revolver repayments, along with an increase in proceeds from option exercises, partially offset by an increase in term debt payments related to our November 2012 refinancing.
We spent $3.4 million in the first three months of 2013 and $2.9 million in the first three months of 2012 for capital expenditures. These expenditures were primarily for billing and information technology investments and related development projects along with projects in support of operational initiatives.
On November 1, 2012, the Company entered into an amendment to its senior secured credit facilities which, among other things, (1) increased the existing Term Loan A Facility from $150.0 million ($140.6 million outstanding at November 1, 2012) to $275.0 million, (2) increased the Company's existing Revolving Credit Facility to $250.0 million, (3) increased the Company's option to exercise its Incremental Facility for an amount up to the greater of (x) $250.0 million (increased from $150.0 million) and (y) an amount such that, after giving pro forma effect to the increase, the first lien leverage ratio does not exceed 3.75:1.00, subject to the consent of lenders and the satisfaction of certain conditions, and (4) extended the maturities of the Term Loan A Facility and the Revolving Credit Facility from June 29, 2016 to November 1, 2017. The existing $250.0 million Term Loan B Facility was not subject to the Amendment and remains in place with current terms and conditions. The proceeds from the increased Term Loan A were used to pay $85.0 million that was outstanding under the Revolving Credit Facility, fees associated with the refinancing of $2.8 million and accrued interest of $0.6 million. Remaining proceeds of $46.3 million was retained for other general corporate purposes. The Company recognized $0.2 million as a loss on refinancing of debt in connection with the transaction.
The Term A Loan Facility matures on November 1, 2017. The Term B Loan Facility matures on June 29, 2018. The Revolving Credit Facility has a final maturity date of November 1, 2017. The maturity dates under the Credit Facility are subject to extension with lender consent according to the terms of the agreement.
Subject to any contractual restrictions, the Company and its subsidiaries, affiliates or significant shareholders may from time to time, in their sole discretion, purchase, repay, redeem or retire any of the Company’s outstanding equity securities in privately negotiated or open market transactions, by tender offer or otherwise.
As of March 31, 2013, we had $513.8 million in aggregate indebtedness consisting of our term loans with an additional $250.0 million of borrowing capacity available under our senior secured revolving credit facility (without giving effect to $6.0 million of undrawn letters of credit). Under our senior credit facility, outstanding Term A loan borrowings mature on November 1, 2017 and Term B loan borrowings mature on June 29, 2018.
Our senior credit facility agreement contains both affirmative and negative covenants, including limitations on our ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire our capital stock, acquire the capital stock or assets of another business and pay dividends, and require us to comply with a maximum first lien net leverage ratio, tested quarterly. At March 31, 2013, we were in compliance with all covenants under the senior credit facility agreement. The senior credit facility is secured by substantially all of our and our U.S. subsidiaries’ assets.

As of March 31, 2013, we had total cash and cash equivalents of approximately $65.1 million. There were no known liquidity restrictions or impairments on our cash and cash equivalents as of March 31, 2013. Our ongoing cash needs for the three months ended March 31, 2013 were met from internally generated operating sources. As of March 31, 2013, there were no amounts outstanding under the revolving credit facility.
We have historically been an acquirer of other physician staffing businesses and related interests. For the three months ended March 31, 2013, total net cash used in acquisitions was $12.0 million. As of March 31, 2013, we estimate future contingent payment obligations to be approximately $69.0 million for acquisitions made prior to March 31, 2013, which we expect to fund over a period of three years. $37.0 million was recorded as a liability on our balance sheet as of March 31, 2013, while the remaining estimated liability of $32.0 million will be recorded as contingent purchase compensation expense over the remaining performance period. In addition, we had a prepaid contingent purchase obligation of $5.9 million that will be amortized as contingent purchase compensation expense over the remaining performance period. See Note 4 of notes to the consolidated financial statements.
We are in discussions with certain physician staffing businesses regarding potential acquisition opportunities. If we consummate these potential acquisitions, we would expect to fund such acquisitions using our existing cash, through borrowings under our revolving credit facility, or through the issuance of additional debt or equity.
Effective March 12, 2003, we began providing for professional liability risks in part through a captive insurance company. Prior to such date, we insured such risks principally through the commercial insurance market. The change in the professional liability insurance program initially resulted in increased cash flow due to the retention of cash formerly paid out in the form of insurance premiums to a commercial insurance company coupled with a long period (typically 2-4 years or longer on average) before cash payout of such losses occurs. A portion of such cash retained is retained within our captive insurance company and therefore is not immediately available for general corporate purposes. As of March 31, 2013, the current value of cash or cash equivalents and related investments held within the captive insurance subsidiary totaled approximately $79.4 million. Investments of the captive insurance subsidiary are carried at fair market value and as of March 31, 2013 reflected $2.6 million of net unrealized gains. See Note 6 of the accompanying consolidated financial statements for a discussion of the investments held by our captive insurance subsidiary.
Effective June 1, 2012, we renewed our fronting carrier program with a commercial insurance carrier through May 31, 2013. In connection with this renewal, we have paid cash premiums of approximately $9.4 million to the commercial insurance carrier. For the three months ended March 31, 2013, we funded approximately $9.9 million of premiums to our captive insurance subsidiary. For the three months ended March 31, 2013, we did not fund any amount to a commercial insurance provider in order to meet our obligation for incurred costs in excess of the aggregate limits of coverage in place on the commercial insurance policy that ended March 11, 2003. We will fund additional payments which will be based upon the level of incurred losses relative to the aggregate limit of the coverage at that time as additional claims are processed.

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

The following table sets forth a reconciliation of net earnings attributable to Team Health Holdings, Inc. to Adjusted EBITDA.

	Three Months Ended March 31,
	2012	2013
	(in thousands)
Net earnings attributable to Team Health Holdings, Inc.	$14,424	$18,154
Interest expense, net	3,557	3,799
Provision for income taxes	9,418	12,254
Depreciation	3,118	4,086
Amortization	6,116	8,873
Other income(a)	(1,455)	(1,281)
Contingent purchase compensation expense(b)	6,343	10,258
Transaction costs(c)	1,227	462
Equity based compensation expense(d)	1,123	1,538
Insurance subsidiary interest income	564	422
Professional liability loss reserve adjustments associated with prior years	5,165	—
Severance and other charges	1,071	1,661
Adjusted EBITDA	$50,671	$60,226

(a)	Reflects gain or loss on sale of assets, realized gains on investments, and changes in fair value of investments associated with the Company’s non-qualified retirement plan.

(b)	Reflects expense recognized for estimated future contingent payments associated with acquisitions.

(c)	Reflects expenses associated with accounting, legal, due diligence and other transactions fees related to acquisition activity.

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
At March 31, 2013, the fair value of the Company’s total debt, which had a carrying value of $513.8 million, was approximately $518.6 million. The Company had $513.8 million of variable debt outstanding at March 31, 2013, with $245.6 million subject to a 1.0% LIBOR floor. If the market interest rates for the Company’s variable rate borrowings had averaged 1% more subsequent to December 31, 2012, the Company’s interest expense would have increased, and earnings before income taxes would have decreased, by approximately $0.9 million for the three months ended March 31, 2013. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management could take actions in an attempt to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company’s financial structure.

Item 4.	Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired objectives. As of March 31, 2013, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2013, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting: There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART 2. OTHER INFORMATION

Item 1.	Legal Proceedings
We are currently a party to various legal proceedings arising in the ordinary course of business. The legal proceedings we are involved in from time to time include lawsuits, claims, audits and investigations, including those arising out of services provided, personal injury claims, professional liability claims, our billing, collection and marketing practices, employment disputes and contractual claims, and seek monetary and other relief, including statutory damages and penalties. While we currently believe that the ultimate outcome of such proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position or overall trends in results of operations, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on our net earnings in the period in which the ruling occurs. The estimate of the potential impact from such legal proceedings on our financial position or overall results of operations could change in the future.

Item 1A.	Risk Factors
For a discussion of our potential risks and uncertainties, please see “Risk Factors” in Part 1, Item 1A of our annual report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on February 8, 2013. In addition, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors and Trends that Affect Our Results of Operations” herein and the 2012 Form 10-K. There have been no material changes to the risk factors disclosed in Part 1, Item 1A of the 2012 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not Applicable.

Item 5.	Other Information
Members of the Company’s board of directors and certain employees, including senior executives and others who regularly have access to material non-public information, may from time to time enter into trading plans (Rule 10b5-1plans) designed to comply with the Company’s Securities Trading Policy and the requirements of Rule 10b5-1 promulgated by the Securities and Exchange Commission under Section 10(b) of the Securities Exchange Act of 1934, as amended.
As of the date of this report, Lynn Massingale, our Executive Chairman, Greg Roth, our Chief Executive Officer, and Heidi Allen, our Senior Vice President, General Counsel had entered into Rule 10b5-1 plans that remain in effect. Dr. Massingale's Rule 10b5-1 plan extends through May 3, 2014, Mr. Roth's Rule 10b5-1 plan extends through June 15, 2014, and Ms. Allen's Rule 10b5-1 plan extends through September 28, 2013.
The Company does not undertake any obligation to report Rule 10b5-1 plans that may be adopted by any officers or directors of the Company in the future, or to report any modifications or termination of any publicly announced plan or to report any plan adopted by an employee who is not an executive officer.

Item 6.	Exhibits

3.1	Certificate of Incorporation of Team Health Holdings, Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed on December 18, 2009: File No. 001-34583)

3.2	Amended and Restated By-laws of Team Health Holdings, Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed on April 18, 2013: File No. 001-34583)

10.1	Employment Agreement, dated as of April 18, 2013, between Team HEalth, Inc. and Michael D. Snow*

31.1	Certification by Greg Roth for Team Health Holdings, Inc. dated April 30, 2013 as required by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification by David Jones for Team Health Holdings, Inc. dated April 30, 2013 as required by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Certification by Greg Roth for Team Health Holdings, Inc. dated April 30, 2013 as required by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.2	Certification by David Jones for Team Health Holdings, Inc. dated April 30, 2012 as required by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, (ii) Consolidated Statement of Operations for the three months ended March 31, 2013 and 2012, (iii) Consolidated Statement of Cash Flows for the three months ended March 31, 2013 and 2012, and (iv) Notes to Consolidated Financial Statements.†

†
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

TEAM HEALTH HOLDINGS, INC.

April 30, 2013	/S/ GREG ROTH
Greg Roth Chief Executive Officer

April 30, 2013	/S/ DAVID P. JONES
David P. Jones Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

3.1	Certificate of Incorporation of Team Health Holdings, Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed on December 18, 2009: File No. 001-34583)

3.2	Amended and Restated By-laws of Team Health Holdings, Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed on April 18, 2013: File No. 001-34583)

10.1	Employment Agreement, dated as of April 18, 2013, between Team HEalth, Inc. and Michael D. Snow*

31.1	Certification by Greg Roth for Team Health Holdings, Inc. dated April 30, 2013 as required by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification by David Jones for Team Health Holdings, Inc. dated April 30, 2013 as required by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Certification by Greg Roth for Team Health Holdings, Inc. dated April 30, 2013 as required by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.2	Certification by David Jones for Team Health Holdings, Inc. dated April 30, 2012 as required by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, (ii) Consolidated Statement of Operations for the three months ended March 31, 2013 and 2012, (iii) Consolidated Statement of Cash Flows for the three months ended March 31, 2013 and 2012, and (iv) Notes to Consolidated Financial Statements.†

†
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

*	Management contracts or compensatory plans or arrangements