Form 10-Q
period 2013-06-30
TEAM HEALTH HOLDINGS INC.
filed 2013-07-30
CIK 1082754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 26, 2013, there were outstanding 69,607,924 shares of common stock of Team Health Holdings, Inc., with a par value of $0.01.

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

TEAM HEALTH HOLDINGS, INC.
QUARTERLY REPORT FOR THE SIX MONTHS
ENDED JUNE 30, 2013

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements
TEAM HEALTH HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2012	June 30, 2013
	(Unaudited) (In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$41,240	$93,864
Accounts receivable, less allowance for uncollectibles of $337,049 and $371,733 in 2012 and 2013, respectively	363,779	374,494
Prepaid expenses and other current assets	38,051	43,071
Receivables under insured programs	31,371	25,209
Total current assets	474,441	536,638
Investments of insurance subsidiary	72,315	80,262
Property and equipment, net	49,166	47,431
Other intangibles, net	137,944	124,320
Goodwill	337,600	345,440
Deferred income taxes	31,599	34,152
Receivables under insured programs	47,886	52,680
Other	48,448	47,962
	$1,199,399	$1,268,885
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,046	$22,183
Accrued compensation and physician payable	180,127	168,158
Other accrued liabilities	132,115	131,372
Income tax payable	1,082	691
Current maturities of long-term debt	16,250	16,250
Deferred income taxes	39,489	39,175
Total current liabilities	394,109	377,829
Long-term debt, less current maturities	501,563	493,438
Other non-current liabilities	186,260	213,599
Shareholders’ equity:
Common stock, ($0.01 par value; 100,000 shares authorized, 67,763 and 69,527 shares issued and outstanding at December 31, 2012 and June 30, 2013, respectively)	678	695
Additional paid-in capital	578,553	609,605
Accumulated deficit	(464,002)	(427,496)
Accumulated other comprehensive earnings	1,701	583
Team Health Holdings, Inc. shareholders’ equity	116,930	183,387
Noncontrolling interest	537	632
Total shareholders' equity including noncontrolling interest	117,467	184,019
	$1,199,399	$1,268,885
See accompanying notes to consolidated financial statements.

TEAM HEALTH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Three Months Ended June 30,
	2012	2013
	(Unaudited) (In thousands, except per share data)
Net revenue before provision for uncollectibles	$930,219	$1,062,806
Provision for uncollectibles	423,920	483,073
Net revenue	506,299	579,733
Cost of services rendered (exclusive of depreciation and amortization shown separately below)
Professional service expenses	392,820	454,771
Professional liability costs	16,660	19,077
General and administrative expenses (includes contingent purchase compensation expense of $12,242 and $9,912 in 2012 and 2013, respectively)	56,500	56,929
Other expense (income)	283	(181)
Depreciation	3,531	4,191
Amortization	7,332	9,495
Interest expense, net	3,974	3,737
Transaction costs	1,277	111
Earnings before income taxes	23,922	31,603
Provision for income taxes	9,806	13,207
Net earnings	14,116	18,396
Net earnings attributable to noncontrolling interest	—	43
Net earnings attributable to Team Health Holdings, Inc.	$14,116	$18,353

Net earnings per share of Team Health Holdings, Inc.
Basic	$0.21	$0.27
Diluted	$0.21	$0.26
Weighted average shares outstanding
Basic	65,814	68,689
Diluted	67,753	70,810

Other comprehensive earnings (loss), net of tax:
Net change in fair value of investments, net of tax of $190 and $(586) for 2012 and 2013, respectively	353	(1,088)
Comprehensive earnings	14,469	17,308
Comprehensive earnings attributable to noncontrolling interest	—	43
Comprehensive earnings attributable to Team Health Holdings, Inc.	$14,469	$17,265
See accompanying notes to consolidated financial statements.

TEAM HEALTH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Six Months Ended June 30,
	2012	2013
	(Unaudited) (In thousands, except per share data)
Net revenue before provision for uncollectibles	$1,770,643	$2,069,155
Provision for uncollectibles	785,682	913,477
Net revenue	984,961	1,155,678
Cost of services rendered (exclusive of depreciation and amortization shown separately below)
Professional service expenses	764,405	907,540
Professional liability costs	38,968	37,733
General and administrative expenses (includes contingent purchase compensation expense of $18,585 and $20,171 in 2012 and 2013, respectively)	104,864	115,051
Other income	(1,174)	(1,464)
Depreciation	6,650	8,278
Amortization	13,449	18,368
Interest expense, net	7,531	7,536
Transaction costs	2,505	573
Earnings before income taxes	47,763	62,063
Provision for income taxes	19,223	25,461
Net earnings	28,540	36,602
Net earnings attributable to noncontrolling interest	—	95
Net earnings attributable to Team Health Holdings, Inc.	$28,540	$36,507

Net earnings per share of Team Health Holdings, Inc.
Basic	$0.43	$0.53
Diluted	$0.42	$0.52
Weighted average shares outstanding
Basic	65,691	68,294
Diluted	67,569	70,435

Other comprehensive earnings (loss), net of tax:
Net change in fair value of investments, net of tax of $18 and $(603) for 2012 and 2013, respectively	34	(1,118)
Comprehensive earnings	28,574	35,484
Comprehensive earnings attributable to noncontrolling interest	—	95
Comprehensive earnings attributable to Team Health Holdings, Inc.	$28,574	$35,389
See accompanying notes to consolidated financial statements.

TEAM HEALTH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2012	2013
	(Unaudited) (In thousands)
Operating Activities
Net earnings	$28,540	$36,602
Adjustments to reconcile net earnings:
Depreciation	6,650	8,278
Amortization	13,449	18,368
Amortization of deferred financing costs	399	510
Equity based compensation expense	2,861	4,082
Provision for uncollectibles	785,682	913,477
Deferred income taxes	187	(2,264)
(Gain) loss on disposal or sale of equipment	(62)	79
Equity in joint venture income	(1,407)	(1,686)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(814,950)	(924,192)
Prepaids and other assets	(6,377)	(3,934)
Income tax accounts	(2,480)	(391)
Accounts payable	(3,065)	(2,577)
Accrued compensation and physician payable	(3,250)	(8,212)
Contingent purchase liabilities	16,590	17,431
Other accrued liabilities	(5,058)	(3,109)
Professional liability reserves	12,984	9,886
Net cash provided by operating activities	30,693	62,348
Investing Activities
Purchases of property and equipment	(9,595)	(7,360)
Sale of property and equipment	171	125
Cash paid for acquisitions, net	(118,872)	(12,585)
Purchases of investments by insurance subsidiary	(44,886)	(40,027)
Proceeds from investments by insurance subsidiary	42,562	30,359
Other investing activities	(2,000)	—
Net cash used in investing activities	(132,620)	(29,488)
Financing Activities
Payments on notes payable	(5,000)	(8,125)
Proceeds from revolving credit facility	461,300	—
Payments on revolving credit facility	(357,900)	—
Stock issuance costs	(653)	(507)
Payments of financing costs	(19)	(1)
Proceeds from the issuance of common stock under stock purchase plans	1,054	1,443
Proceeds from exercise of stock options	6,866	23,689
Tax benefit from exercise of stock options	—	3,265
Net cash provided by financing activities	105,648	19,764
Net increase in cash and cash equivalents	3,721	52,624
Cash and cash equivalents, beginning of period	9,855	41,240
Cash and cash equivalents, end of period	$13,576	$93,864
Supplemental cash flow information:
Interest paid	$8,054	$7,580
Taxes paid	$21,650	$24,983

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
Note 2. Secondary Offering
On February 15, 2013 a secondary offering of common stock by Ensemble Parent LLC, an investment fund affiliated with The Blackstone Group L. P. (Ensemble), and certain officers and directors was consummated. An aggregate of 9,633,117 shares were sold in this secondary offering. The Company did not receive any proceeds from the sale of shares in this secondary offering. The sale of 9,588,990 shares by Ensemble represented the remainder of its ownership of the Company's common stock.
Note 3. Recently Adopted and Recently Issued Accounting Guidance
Changes to U.S. GAAP are established by the Financial Accounting Standards Board (FASB) in the form of accounting standards updates (ASU’s) to the FASB’s Accounting Standards Codification. The Company considers the applicability and impact of all ASU’s. ASU’s not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on the Company's consolidated financial position or results of operations.
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
On January 1, 2013, the Company adopted changes issued by the FASB to the reporting of amounts reclassified out of accumulated other comprehensive earnings. These changes require an entity to report the effect of significant reclassifications out of accumulated other comprehensive earnings on the respective line items in net earnings if the amount being reclassified is required to be reclassified in its entirety to net earnings. For other amounts that are not required to be reclassified in their entirety to net earnings in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about those amounts. These requirements are to be applied to each component of accumulated other comprehensive earnings. Other than the additional disclosure requirements (see below), the adoption of these changes had no impact on the Consolidated Financial Statements.

The changes in accumulated other comprehensive earnings related to available-for-sale securities were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
Balance at beginning of period	$2,983	$1,671	$3,302	$1,701

Other comprehensive earnings:
Net unrealized gain (loss)	566	(1,673)	189	(1,708)
Tax (expense) benefit	(190)	586	(18)	603
Total other comprehensive earnings (loss) before reclassifications, net of tax	376	(1,087)	171	(1,105)
Net amount reclassified to earnings(1)	(23)	(1)	(137)	(13)
Tax benefit (expense)(2)	—	—	—	—
Total amount reclassified from accumulated other comprehensive earnings, net of tax(3)	(23)	(1)	(137)	(13)
Total other comprehensive earnings (loss)	353	(1,088)	34	(1,118)

Balance at end of period	$3,336	$583	$3,336	$583

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
Note 4. Acquisitions and Contingent Purchase Obligations
Acquisitions
On January 31, 2013, the Company completed the acquisition of an emergency medicine staffing business located in Arizona and effective June 1, 2013 acquired certain assets of a medical staffing group that provides anesthesia staffing services to two hospitals located in Florida for total net cash proceeds of $12.6 million. The purchase price for these acquisitions was allocated in accordance with ASC Topic 805, “Business Combinations” (ASC 805), based on management’s estimates, to goodwill of approximately $7.8 million (all of which is tax deductible goodwill) and other intangibles consisting of physician and hospital agreements of approximately $4.7 million. In addition, the January 31, 2013 agreement has a contingent consideration provision pursuant to which, if certain financial or other targets including a continued employment provision are achieved within a defined performance period, then a future cash payment currently estimated to be approximately $4.0 million could be made at the conclusion of the performance period. These acquisitions have expanded the Company’s presence in emergency medicine staffing in the Arizona market and anesthesia staffing in the Florida market.

The results of operations of the acquired businesses have been included in the Company’s consolidated financial statements beginning on the acquisition date. Pro forma results of operations have not been presented because the effect of these acquisitions is not material to the Company’s consolidated results of operations individually or in the aggregate.

Effective July 1, 2013, the Company completed the acquisition of the operations of three emergency medicine staffing businesses located in New Jersey, Wisconsin and Ohio. These acquisitions have expanded the Company's presence in emergency medicine staffing in those respective markets. On July 29, 2013, the Company completed the acquisition of certain operations of a medical staffing group that provides emergency medicine staffing services to a hospital located in Michigan. The agreement to provide services commences on August 1, 2013. Total cash paid for these acquisitions was $9.9 million. The Company is still in the process of completing the preliminary purchase price allocations for these acquisitions.

Contingent Purchase Obligations
In accordance with ASC 805, when contingent payments are tied to continuing employment, such amounts are recognized ratably over the defined performance period as compensation expense which is included as a component of general and administrative expense in the results of the Company’s operations.
As of June 30, 2013, the Company estimates it may have to pay $67.7 million in future contingent payments for acquisitions made prior to June 30, 2013 based upon the current projected performance of the acquired operations of which $45.5 million is recorded as a liability in other liabilities and other non-current liabilities on the Company’s balance sheet. The remaining estimated liability of $22.2 million will be recorded as contingent purchase compensation expense over the remaining performance periods. The current estimate of future contingent payments could increase or decrease depending upon the actual performance of the acquisition over the respective performance periods. These payments will be made should the acquired operations achieve the financial targets or certain contract terms as agreed to in the respective acquisition agreements, including the requirements for continuing employment. In addition, the Company had a prepaid contingent purchase obligation of $4.6 million that will be recorded as contingent purchase compensation expense over the remaining performance period.

The changes to the Company’s accumulated contingent purchase liability for the six months ended June 30, 2013 are as follows (in thousands):

Contingent purchase liability at December 31, 2012	$28,077
Contingent purchase compensation expense recognized	17,431
Contingent purchase liability at June 30, 2013	$45,508

The changes to the Company’s prepaid contingent purchase liability for the six months ended June 30, 2013 are as follows (in thousands):

Prepaid contingent purchase liability at December 31, 2012	$7,305
Contingent purchase compensation expense recognized	2,740
Prepaid contingent purchase liability at June 30, 2013	$4,565

Estimated unrecognized contingent purchase compensation expense as of June 30, 2013 is as follows (in thousands):

For the remainder of the year ended December 31, 2013	$15,312
For the year ended December 31, 2014	11,253
For the year ended December 31, 2015	167
$26,732
In the six months ended June 30, 2012 and 2013, the Company recognized transaction costs of $2.5 million and $0.6 million, respectively, which related to external costs associated with due diligence and acquisition activity.
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

The following table provides information on those assets and liabilities the Company currently measures at fair value on a recurring basis as of December 31, 2012 and June 30, 2013 (in thousands):

	Carrying Amount in Consolidated Balance Sheet December 31, 2012	Fair Value December 31, 2012	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3
Investments of insurance subsidiary:
Money market funds	$7,251	$7,251	$7,251	$—	$—
U. S. Treasury securities	1,013	1,013	—	1,013	—
Municipal bonds	62,730	62,730	—	62,730	—
Agency notes	1,321	1,321	—	1,321	—
Total investments of insurance subsidiary	$72,315	$72,315	$7,251	$65,064	$—
Supplemental employee retirement plan investments:
Mutual funds	$20,103	$20,103	$—	$20,103	$—

	Carrying Amount in Consolidated Balance Sheet June 30, 2013	Fair Value June 30, 2013	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3
Investments of insurance subsidiary:
Money market funds	$9,945	$9,945	$9,945	$—	$—
U. S. Treasury securities	999	999	—	999	—
Municipal bonds	68,818	68,818	—	68,818	—
Agency notes	500	500	—	500	—
Total investments of insurance subsidiary	$80,262	$80,262	$9,945	$70,317	$—
Supplemental employee retirement plan investments:
Mutual funds	$23,747	$23,747	$—	$23,747	$—
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
The fair value of these investments reflected net unrealized gains of approximately $2.6 million as of December 31, 2012 and $0.9 million as of June 30, 2013.

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
The fair value of the Company's debt is estimated using quoted market prices when available. When quoted market prices are not available, fair value is estimated based on current market interest rates for debt with similar maturities (Level 2). At June 30, 2013, the estimated fair value of the Company’s outstanding debt was $512.1 million compared to a carrying value of $509.7 million.
Note 6. Investments
Investments are comprised of securities held by the Company’s captive insurance subsidiary and by the Company in connection with its participant directed supplemental employee retirement plan. Investments held by the Company’s captive insurance subsidiary are classified as available-for-sale securities. The unrealized gains or losses of investments held by the Company’s captive insurance subsidiary are included in accumulated other comprehensive earnings as a separate component of shareholders’ equity, unless the decline in value is deemed to be other-than-temporary and the Company does not have the intent and ability to hold such securities until their full cost can be recovered, in which case such securities are written down to fair value and the loss is charged to current period earnings.

The investments held by the Company in connection with its participant directed supplemental employee retirement plan are classified as trading securities; therefore, changes in fair value associated with these investments are recognized as a component of earnings.
At December 31, 2012 and June 30, 2013, amortized cost basis and aggregate fair value of the Company’s available-for-sale securities by investment type were as follows (in thousands):

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2012
Money market funds	$7,251	$—	$—	$7,251
U. S. Treasury securities	1,006	7	—	1,013
Municipal bonds	60,127	2,678	(75)	62,730
Agency notes	1,314	7	—	1,321
	$69,698	$2,692	$(75)	$72,315
June 30, 2013
Money market funds	$9,945	$—	$—	$9,945
U. S. Treasury securities	1,006	—	(7)	999
Municipal bonds	67,916	1,779	(877)	68,818
Agency notes	500	—	—	500
	$79,367	$1,779	$(884)	$80,262

At December 31, 2012 and June 30, 2013, the amortized cost basis and aggregate fair value of the Company’s available-for-sale securities by contractual maturities were as follows (in thousands):

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2012
Due in less than one year	$11,340	$25	$—	$11,365
Due after one year through five years	37,109	1,726	(35)	38,800
Due after five years through ten years	19,503	936	(35)	20,404
Due after ten years	$1,746	$5	$(5)	$1,746
Total	$69,698	$2,692	$(75)	$72,315
June 30, 2013
Due in less than one year	$12,316	$25	$—	$12,341
Due after one year through five years	48,092	1,507	(420)	49,179
Due after five years through ten years	16,221	246	(345)	16,122
Due after ten years	$2,738	$1	$(119)	$2,620
Total	$79,367	$1,779	$(884)	$80,262
A summary of the Company’s temporarily impaired available-for-sale investment securities as of June 30, 2013 follows (in thousands):

	Impaired Less Than 12 Months		Impaired Over 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2013
Money market funds	$—	$—	$—	$—	$—	$—
U. S. Treasury securities	999	(7)	—	—	999	(7)
Municipal bonds	28,076	(877)	—	—	28,076	(877)
Agency notes	—	—	—	—	—	—
Total investment	$29,075	$(884)	$—	$—	$29,075	$(884)

The unrealized losses resulted from changes in market interest rates, not from changes in the probability of contractual cash flows. Because the Company has the ability and intent to hold the investments until a recovery of carrying value and full collection of the amounts due according to the contractual terms of the investments is expected, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2013.
During the six months ended June 30, 2013, the Company recorded a gain of approximately $13,000 on the sale of these investments.
As of June 30, 2013, the investments related to the participant directed supplemental employee retirement plan totaled $23.7 million and are included in other assets in the accompanying consolidated balance sheets. The net trading gains on those investments for the six months ended on June 30, 2013 that were still held by the Company as of June 30, 2013 are as follows (in thousands):

Net gains recognized during the six months ended June 30, 2013 on trading securities	$163
Less: net gains recognized during the period on trading securities sold during the six months ended June 30, 2013	72
Unrealized gains recognized on trading securities still held at June 30, 2013	$91
In March 2012, the Company made an investment in a variable interest entity that is a provider of hospital-based telemedicine consultations. The Company has determined that it is not the primary beneficiary of the entity, as it does not have the power to direct the activities that most significantly impact economic performance of the entity nor the responsibility to absorb a majority of the expected losses and therefore, the entity is not consolidated and the investment is accounted for under the cost method. The determination of whether the Company is the primary beneficiary was performed at the time of our initial investment and is performed at the date of each subsequent reporting period. This investment is accounted for as a cost method investment, which is classified in other assets in the accompanying consolidated balance sheets and measured at fair value on a nonrecurring basis. The fair value of the Company's cost method investment is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. As of December 31, 2012 and June 30, 2013, the carrying amount and maximum exposure to loss of this investment was $2.0 million. When measured on a recurring basis, this investment is considered Level 3 in the fair value hierarchy due to the use of unobservable inputs to measure fair value.

Note 7. Net Revenue
Net revenue consists of fee for service revenue, contract revenue and other revenue. The Company’s net revenue is principally derived from the provision of healthcare staffing services to patients within healthcare facilities and is recorded in the period the services are rendered. Under the fee for service arrangements, the Company bills patients for services provided and receives payment from patients or their third-party payers. Fee for service revenue reflects gross fee for service charges less contractual allowances and policy discounts, where applicable. Contractual adjustments represent the Company’s estimate of discounts and other adjustments to be recognized from gross fee for service charges under contractual payment arrangements, primarily with commercial, managed care and governmental payment plans such as Medicare and Medicaid when the Company’s providers participate in such plans. Contractual adjustments are not reflected in self-pay fee for service revenue. Contract revenue represents revenue generated under contracts in which the Company provides physician and other healthcare staffing and administrative services in return for a contractually negotiated fee. Contract revenue consists primarily of billings based on hours of healthcare staffing provided at agreed-to hourly rates, monthly contractual rates, or certain operational or financial metrics. Revenue in such cases is recognized as the hours are worked by the Company’s affiliated staff and contractors or as metrics are realized. Other revenue consists primarily of revenue from management and billing services provided to outside parties. Revenue is recognized for such services pursuant to the terms of the contracts with customers. The Company also records a provision for uncollectible accounts based primarily on historical collection experience to record accounts receivables at the estimated amounts expected to be collected.
Net revenue for the three and six months ended June 30, 2012 and 2013 consisted of the following (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2013		2012		2013
Medicare	$102,471	20.2%	$116,821	20.2%	$198,965	20.2%	$230,051	19.9%
Medicaid	82,482	16.3	89,690	15.5	155,871	15.8	175,526	15.2
Commercial and managed care	232,312	45.9	267,439	46.1	433,922	44.1	518,286	44.8
Self-pay	356,273	70.4	399,513	68.9	674,170	68.4	767,464	66.4
Other	20,369	4.0	22,740	3.9	37,835	3.8	44,155	3.8
Unbilled	1,227	0.2	(551)	(0.1)	5,865	0.6	(1,423)	(0.1)
Net fee for service revenue before provision for uncollectibles	795,134	157.0	895,652	154.5	1,506,628	153.0	1,734,059	150.0
Contract revenue before provision for uncollectibles	126,410	25.0	158,484	27.3	247,540	25.1	317,051	27.4
Other	8,675	1.7	8,670	1.5	16,475	1.7	18,045	1.6
Net revenue before provision for uncollectibles	930,219	183.7	1,062,806	183.3	1,770,643	179.8	2,069,155	179.0
Provision for uncollectibles	(423,920)	(83.7)	(483,073)	(83.3)	(785,682)	(79.8)	(913,477)	(79.0)
Net revenue	$506,299	100.0%	$579,733	100.0%	$984,961	100.0%	$1,155,678	100.0%
The Company employs several methodologies for determining its allowance for uncollectibles depending on the nature of the net revenue before provision for uncollectibles recognized. The Company initially determines gross revenue for its fee for service patient visits based upon established fee schedule prices. Such gross revenue is reduced for estimated contractual allowances for those patient visits covered by contractual insurance arrangements to result in estimated net revenue before provision for uncollectibles. Net revenue before provision for uncollectibles is then reduced for management’s estimate of uncollectible amounts. Fee for service net revenue represents estimated cash to be collected from such patient visits and is net of management’s estimate of account balances estimated to be uncollectible. The provision for uncollectible fee for service patient visits is based on historical experience resulting from over ten million annual fee for service patient visits. The significant volume of patient visits and the terms of thousands of commercial and managed care contracts and the various reimbursement policies relating to governmental healthcare programs do not make it feasible to evaluate fee for service accounts receivable on a specific account basis. Fee for service accounts receivable collection estimates are reviewed on a quarterly basis for each fee for service contract by period of accounts receivable origination. Such reviews include the use of historical cash collection percentages by contract adjusted for the lapse of time since the date of the patient visit. In addition, when actual collection percentages differ from expected results, on a contract by contract basis, supplemental detailed reviews of the outstanding accounts receivable balances may be performed by the Company’s billing operations to determine whether there are facts and circumstances existing that may cause a different conclusion as to the estimate of the collectibility of that contract’s accounts receivable from the estimate resulting from using the historical collection experience. Contract-related net revenue is billed based on the terms of the contract at amounts expected to be collected. Such billings are typically submitted on a monthly basis and aged trial balances prepared. Allowances for estimated uncollectible amounts related to such contract billings are made based upon specific accounts and invoice periodic reviews once it is concluded that such amounts are not likely to be collected. Approximately 99% of the Company’s allowance for doubtful accounts is related to receivables for fee for service patient visits. The principal exposure for uncollectible fee for service visits is centered in self-pay patients and, to a lesser extent, for co-payments and deductibles from patients with insurance. While the Company does not specifically allocate the allowance for doubtful accounts to individual accounts or specific payer classifications, the portion of the allowance associated with fee for service charges as of June 30, 2013 was equal to approximately 92% of outstanding self-pay fee for service patient accounts. The methodologies employed to compute allowances for doubtful accounts were unchanged between 2012 and 2013.
Note 8. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill during the year ended December 31, 2012 and the six months ended June 30, 2013 were as follows (in thousands):

Goodwill	$376,794
Accumulated impairment loss	(144,579)
Additions through 2012 acquisitions	105,385
Balance, December 31, 2012	$337,600
Goodwill	$482,179
Accumulated impairment loss	(144,579)
Additions through 2013 acquisitions	7,840
Balance, June 30, 2013	$345,440

Goodwill Impairment Testing

During the quarter ended June 30, 2013, the Company voluntarily changed the date of its annual goodwill impairment test from the last day of the fiscal year to the first day of the fourth quarter. This voluntary change is preferable under the circumstances as it provides the Company with additional time to prepare and complete the impairment test, including measurement of any indicated impairment of goodwill, as necessary, prior to filing of the Form 10-K. This voluntary change in accounting principle was not made to delay, accelerate or avoid an impairment charge. This change is not applied retrospectively as it is impracticable to do so because retrospective application would require the application of significant estimates and assumptions with the use of hindsight. Accordingly, the change will be applied prospectively.

The following is a summary of intangible assets and related amortization as of December 31, 2012 and June 30, 2013 (in thousands):

	Gross Carrying Amount	Accumulated Amortization
As of December 31, 2012:
Contracts	$199,644	$(69,216)
Other	9,450	(1,934)
Total	$209,094	$(71,150)
As of June 30, 2013:
Contracts	$204,388	$(86,586)
Other	9,450	(2,932)
Total	$213,838	$(89,518)
Aggregate amortization expense:
For the six months ended June 30, 2013		$18,368
Estimated amortization expense:
For the remainder of the year ended December 31, 2013		$16,705
For the year ended December 31, 2014		32,193
For the year ended December 31, 2015		28,662
For the year ended December 31, 2016		23,396
For the year ended December 31, 2017		17,563
For the years ended December 31, 2018 and thereafter		5,801
Contract intangibles are amortized over their estimated life, which is approximately four to seven years. As of June 30, 2013, the weighted average remaining amortization period for intangible assets was 3.4 years.
Note 9. Long-Term Debt
Long-term debt as of June 30, 2013 consisted of the following (in thousands):

Term A Loan Facility	$264,688
Term B Loan Facility	245,000
Revolving line of credit	—
509,688
Less current portion	(16,250)
$493,438
On November 1, 2012, the Company entered into an amendment to its senior secured credit facilities which, among other things, (1) increased the existing Term Loan A Facility from $150.0 million ($140.6 million outstanding at November 1, 2012) to $275.0 million, (2) increased the Company's existing Revolving Credit Facility to $250.0 million, (3) increased the Company's option to exercise its Incremental Facility for an amount up to the greater of (x) $250.0 million (increased from $150.0 million) and (y) an amount such that, after giving pro forma effect to the increase, the first lien leverage ratio does not exceed 3.75:1.00, subject to the consent of lenders and the satisfaction of certain conditions, and (4) extended the maturities of the Term Loan A Facility and the Revolving Credit Facility from June 29, 2016 to November 1, 2017. The existing $250.0 million Term Loan B Facility was not subject to the Amendment and remains in place with current terms and conditions. The proceeds from the increased Term Loan A were used to pay $85.0 million that was outstanding under the Revolving Credit Facility, fees associated with the refinancing of $2.8 million and accrued interest of $0.6 million. Remaining proceeds of $46.3 million were retained for other general corporate purposes. The Company recognized $0.2 million as a loss on refinancing of debt in connection with the transaction.
The Term A Loan Facility matures on November 1, 2017. The Term B Loan Facility matures on June 29, 2018. The Revolving Credit Facility has a final maturity date of November 1, 2017. The maturity dates under the Credit Facility are subject to extension with lender consent according to the terms of the agreement.

The interest rate on any outstanding revolving credit borrowings and Term A loans, and the commitment fee applicable to undrawn revolving commitments, is priced off a grid based upon the Company’s first lien net leverage ratio and which is initially LIBOR +1.75% in the case of revolving credit borrowings and Term A loans and 0.35% in the case of unused revolving commitments. The interest rate on the Term B loan is LIBOR +2.75%, subject to a 1% LIBOR floor. The interest rate at June 30, 2013 was 2.03% for amounts outstanding under the Term A Loan Facility and 3.75% for the Term B Loan Facility.
The Company had no borrowings under the revolving line of credit outstanding as of June 30, 2013, and the Company had $6.1 million of standby letters of credit outstanding against the revolving credit facility commitment.
The senior credit facility agreement contains both affirmative and negative covenants, including limitations on the Company’s ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire its capital stock, acquire the capital stock or assets of another business and pay dividends, and requires the Company to comply with a maximum first lien net leverage ratio, tested quarterly. At June 30, 2013, the Company was in compliance with all covenants under the new senior credit facility agreement. The Credit Facility is secured by substantially all of the Company’s U. S. subsidiaries’ assets.
Aggregate annual maturities of long-term debt as of June 30, 2013 are as follows (in thousands):

2013	$16,250
2014	21,406
2015	28,281
2016	30,000
2017 and thereafter	413,751

Note 10. Professional Liability Insurance
The Company’s professional liability loss reserves included in other accrued liabilities and other non-current liabilities in the accompanying consolidated balance sheets consisted of the following (in thousands):

	December 31, 2012	June 30, 2013
Estimated losses under self-insured programs	$145,016	$154,902
Estimated losses under commercial insurance programs	79,258	77,888
	224,274	232,790
Less estimated payable within one year	72,505	66,959
	$151,769	$165,831
The changes to the Company’s estimated losses under self-insured programs as of June 30, 2013 were as follows (in thousands):

Balance, December 31, 2012	$145,016
Reserves related to current period	24,889
Reclassification from other liabilities	1,679
Payments for current period reserves	(307)
Payments for prior period reserves	(16,375)
Balance, June 30, 2013	$154,902
The Company provides for its estimated professional liability losses through a combination of self-insurance and commercial insurance programs. Losses under commercial insurance programs in excess of the limit of coverage remain as a self-insured obligation of the Company. A portion of the professional liability loss risks being provided for through self-insurance (claims-made basis) are transferred to and funded into a captive insurance company. The accounts of the captive insurance company are fully consolidated with those of the other operations of the Company in the accompanying consolidated financial statements.

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
As of June 30, 2013, of the $154.9 million of estimated losses under self-insurance programs, approximately $93.5 million represented an estimate of IBNR claims and expenses and additional loss development, with the remaining $61.4 million representing specific case reserves. Of the specific case reserves as of June 30, 2013, $3.6 million represented case reserves that had been settled but not yet funded, and $57.8 million reflected unsettled case reserves.
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
The Company’s most recent actuarial valuation was completed in April 2013. Based on the results of the actuarial study completed in April 2013, management determined no additional change was necessary in the consolidated reserves for professional liability losses during the first quarter of 2013 related to prior year loss estimates. The discount rate on professional liability reserves was 1.2% at June 30, 2013 and 0.7% at December 31, 2012.

Note 11. Share-based Compensation
Stock Incentive Plan
In May 2013 the Company's shareholders approved the Team Health Holdings, Inc. Amended and Restated 2009 Stock Incentive Plan (Stock Plan) that amended the 2009 Stock Incentive Plan.
Purpose. The purpose of the Stock Plan is to aid in recruiting and retaining key employees, directors, consultants, and other service providers of outstanding ability and to motivate those employees, directors, consultants, and other service providers to exert their best efforts on behalf of the Company and its affiliates by providing incentives through the granting of options, stock appreciation rights and other stock-based awards.
Shares Subject to the Plan. The Stock Plan provides that the total number of shares of common stock that may be issued is 15,100,000, of which 3,626,288 are available to grant as of June 30, 2013. Shares of the Company’s common stock covered by awards that terminate or lapse without the payment of consideration may be granted again under the Stock Plan.

The following table summarizes the status of options under the Stock Plan as of June 30, 2013:

	Shares (in thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Life in Years
Outstanding at beginning of year	6,673	$17.35	$76,180	7.9
Granted	566	38.45
Exercised	(1,487)	15.33	22,878
Expired or forfeited	(116)	21.90
Outstanding at end of period	5,636	$19.92	$119,242	7.6
Exercisable at end of period	2,993	$16.04	$74,932	7.0
Intrinsic value is the amount by which the stock price as of June 30, 2013 exceeds the exercise price of the options. As of June 30, 2013, the Company had approximately $23.4 million of unrecognized compensation expense, net of estimated forfeitures related to unvested options which will be recognized over the remaining requisite service period. Fair value of the options granted in 2013 was based on the grant date fair value as calculated by the Black-Scholes option pricing formula with the following assumptions: risk-free interest rate of 1.0%, implied volatility of 41.0% and an expected life of the options of 5.25 years. The weighted average estimated fair value of options granted during 2013 was $14.53.
The Company has also granted a total of 290,000 shares of restricted stock under the Stock Plan to independent board members and certain members of management, of which, approximately 235,000 were granted in 2013. The issued shares vest annually over a three-year period for the grants made to the independent board members and a four-year period for the grants made to management from the initial grant date. The Company recorded restricted stock expense of approximately $0.4 million relating to these shares during the six months ended June 30, 2013 and had $8.4 million of expense remaining to be recognized over the requisite service period for these awards at June 30, 2013.
A summary of changes in total outstanding unvested shares of restricted stock for the six months ended June 30, 2013 is as follows:

Shares (in thousands)
Outstanding at beginning of year	58
Granted	235
Vested	(31)
Forfeited and expired	—
Outstanding at June 30, 2013	262
Stock Purchase Plans
In May 2010, the Company’s Board of Directors adopted the 2010 Employee Stock Purchase Plan (ESPP) and the 2010 Nonqualified Stock Purchase Plan (NQSPP).
The ESPP provides for the issuance of up to 600,000 shares to the Company’s employees. All eligible employees are granted identical rights to purchase common stock in each Board authorized offering under the ESPP. Rights granted pursuant to any offering under the ESPP terminate immediately upon cessation of an employee’s employment for any reason. In general, an employee may reduce his or her contribution or withdraw from participation in an offering at any time during the purchase period for such offering. Employees receive a 5% discount on shares purchased under the ESPP. Rights granted under the plan are not transferable and may be exercised only by the person to whom such rights are granted. Offerings occur every six months in October and April. As of June 30, 2013, contributions under the ESPP totaled $0.5 million. In April 2013, approximately 25,000 shares of the Company’s common stock were issued to plan participants.
The NQSPP provides for the issuance of up to 800,000 shares to our independent contractors. All eligible contractors are granted identical rights to purchase common stock in each Board authorized offering under the NQSPP. Rights granted pursuant to any offering under the NQSPP terminate immediately upon cessation of a contractor’s relationship with the Company for any reason. In general, a contractor may reduce his or her contribution or withdraw from participation in an offering at any time during the purchase period for such offering. Contractors receive a 5% discount on shares purchased under the NQSPP. Rights granted under the NQSPP are not transferable and may be exercised only by the person to whom such rights are granted. Offerings occur every six months in October and April. As of June 30, 2013, contributions under the NQSPP totaled $0.3 million. In April 2013, approximately 17,000 shares of the Company’s common stock were issued to plan participants.
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
Healthcare Reform
The Patient Protection and Affordable Care Act (PPACA), signed into law on March 23, 2010, as amended by the Health Care and Education Reconciliation Act of 2010 on March 30, 2010, collectively referred to as the Healthcare Reform Laws, significantly affect the U.S. healthcare system by increasing access to health insurance benefits for the uninsured and underinsured populations, among other changes. On June 28, 2012, the U.S. Supreme Court (the Supreme Court) upheld the constitutionality of the requirement in PPACA that individuals maintain health insurance or pay a penalty (the individual mandate) under Congress's taxing power. The Supreme Court upheld the PPACA provision expanding Medicaid eligibility to new populations as constitutional, but only so long as the expansion of the Medicaid program is optional for the states. States that choose not to expand their Medicaid programs to newly eligible populations in PPACA can only lose the new federal Medicaid funding in PPACA but not their eligibility for existing federal Medicaid matching payments. While the ultimate impact of these laws and implementing regulations will not be known until all provisions are fully implemented, the Company believes that some of their provisions will likely yield positive results, such as increasing access to health benefits for the uninsured and underinsured populations. Other provisions, however, such as Medicare payment reforms and reductions that could reduce provider payments, may have an adverse effect on the reimbursement rates the Company receives for services provided by affiliated healthcare professionals.
Note 13. Earnings Per Share
The Company computes basic earnings per share using the weighted average number of shares outstanding. The Company computes diluted earnings per share using the weighted average number of shares outstanding plus the dilutive effect of restricted common shares and outstanding stock options. The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2012 and 2013 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
Net earnings attributable to Team Health Holdings, Inc. (numerator for basic and diluted earnings per share)	$14,116	$18,353	$28,540	$36,507
Denominator:
Weighted average shares outstanding	65,814	68,689	65,691	68,294
Effect of dilutive securities:
Stock options	1,886	1,976	1,827	2,003
Restricted stock	52	144	50	137
Stock purchase plans	1	1	1	1
Shares used for diluted earnings per share	67,753	70,810	67,569	70,435
Basic net earnings per share of Team Health Holdings, Inc.	$0.21	$0.27	$0.43	$0.53
Diluted net earnings per share of Team Health Holdings, Inc.	$0.21	$0.26	$0.42	$0.52
Securities excluded from diluted earnings per share of Team Health Holdings, Inc. because they were antidilutive:
Stock options	2,225	243	1,873	132
Restricted stock	—	—	10	—

Note 14. Segment Reporting
During the fourth quarter of 2012, the Company completed certain changes to its management reporting structure to better align its businesses with Company objectives and operating strategies. These changes resulted in changes in the Company's operating and reportable segments. In connection with the changes, the Company determined, in accordance with segment reporting guidance, that it provides services through ten operating segments which are aggregated into two reportable segments, Healthcare Staffing and Other Services. The Healthcare Staffing segment, which is an aggregation of emergency medicine, anesthesia, specialty surgery and locums staffing, provides comprehensive healthcare service programs to users and providers of healthcare services on a fee for service as well as a cost plus or contract basis. The Other Services segment, is an aggregation of hospital medicine, military and government healthcare staffing, clinical services, nurse call center operations, After Hours Pediatrics as well as billing, collection and consulting services that provides a range of other comprehensive healthcare services. The operating segments included in the Other Services reportable segment, while similar in the types of services provided by those operating segments included in the Healthcare Staffing segment, do not meet the aggregation criteria prescribed by the segment reporting guidance nor do they meet the quantitative thresholds that would require a separate presentation. The segment results for the three and six months ended June 30, 2012 have been restated to conform to the current year reporting of these businesses.
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
The following table presents financial information for each reportable segment. Depreciation, amortization, impairment of intangibles, management fee and other expenses separately identified in the consolidated statements of operations are included as a reduction to the respective segments’ operating earnings for each year below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
Net Revenue:
Healthcare Services	$418,437	$483,069	$812,026	$959,410
Other Services	87,862	96,664	172,935	196,268
	$506,299	$579,733	$984,961	$1,155,678
Operating Earnings:
Healthcare Services	$12,412	$14,925	$22,801	$25,309
Other Services	3,978	7,494	9,608	17,064
General Corporate	11,506	12,921	22,885	27,226
	$27,896	$35,340	$55,294	$69,599
Reconciliation of Operating Earnings to Net Earnings:
Operating earnings	$27,896	$35,340	$55,294	$69,599
Interest expense, net	3,974	3,737	7,531	7,536
Provision for income taxes	9,806	13,207	19,223	25,461
Net earnings	$14,116	$18,396	$28,540	$36,602

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Healthcare Reform
In 2010, the President of the United States and the U.S. Congress enacted significant reforms to the U.S. healthcare system. The Patient Protection and Affordable Care Act (PPACA) singed into law on March 23, 2010, as amended by the Health Care and Education Reconciliation Act of 2010 on March 30, 2010, collectively referred to as the Healthcare Reform Laws, significantly affect the U.S. healthcare system by increasing access to health insurance benefits for the uninsured and underinsured populations, among other changes. On June 28, 2012, the U.S. Supreme Court, responding to legal challenges by private citizens and 26 states, upheld the constitutionality of the requirement in PPACA that individuals maintain health insurance or pay a penalty (the individual mandate) under Congress's taxing power. The Healthcare Reform Laws triggered numerous changes to the U.S. healthcare system, some of which have already gone into effect, some of which will go into effect in 2014, including the individual mandate, and some of which have been delayed until 2015, including the requirement that employers provide health insurance to their employees or pay a per employee fine (the employer mandate). While the ultimate impact of these laws and implementing regulations will not be known until all provisions are fully implemented, we believe that some of their provisions will likely yield positive results, such as increasing access to health benefits for the uninsured and underinsured populations. Other provisions, however, such as Medicare payment reforms and reductions that could reduce provider payments, may have an adverse effect on the reimbursement rates we receive for services provided by affiliated healthcare professionals.
Medicaid to Medicare Payment Parity
In November 2012, Centers for Medicare and Medicaid Services (CMS) released final rule CMS-2370-F to implement the Healthcare Reform Laws' provision increasing Medicaid payments for primary care services furnished by certain physicians to the Medicare rates in 2013 and 2014. In December 2012, CMS released technical corrections to the final rule. Additionally, CMS has issued multiple FAQ documents since publication of the final rule. Furthermore, CMS has advised that, under the final rule, physicians may be eligible for the increased Medicaid payments if they maintain a current board certification in internal medicine, family medicine, or pediatric medicine and greater than 60% of their billings are the qualifying primary care evaluation and management codes. Certain states have imposed additional requirements that affect a physician's eligibility for the increased Medicaid payments even for those physicians who maintain an appropriate board certification, including site of service restrictions that would exclude primary care services rendered in a hospital emergency department.  We have received confirmation that a limited number of providers will qualify for the increased Medicaid payments in certain states and expect to start receiving the increased Medicaid payments in a number of states during the second half of 2013. As of June 30, 2013, no revenue has been recognized from the Medicare parity program. Additionally, states with Medicaid managed care are required to amend their agreements with managed Medicaid plans to implement the increased Medicaid payments and receive CMS approval of such amendments prior to the managed Medicaid plans making the increased Medicaid payments to qualified providers. As a result, the expected total amounts to be paid by state Medicaid programs for primary care physician services are not yet known.
2013 and 2014 Medicare Fee Schedule Changes
CMS reimburses for our affiliated physicians' services to Medicare beneficiaries based upon the rates in its Medicare Physician Fee Schedule (MPFS), which are updated each year based on a formula enacted under the Balanced Budget Act of 1997. Many private payers use the Medicare fee schedule to determine their own reimbursement rates. CMS's updating of the MPFS includes application of the Sustainable Growth Rate (SGR). This formula has yielded negative updates every year beginning in 2002, although CMS was able to take administrative steps to avoid a reduction in 2003 and Congress took a series of legislative actions to prevent reductions each year from 2004 through 2013.
Absent changes from Congress with respect to the application of the SGR, Medicare physician services will be subject to significant reductions beginning in January 2014, which is currently projected to be a reduction of 24.4%
In November 2012, CMS released the 2013 MPFS Final Rule. Included in the final rule are changes in reimbursement that are overall budget neutral, but redistribute payments between different medical specialties. We estimate that the final rule reduces 2013 reimbursement rates to emergency medicine providers by approximately 0.6% and increases 2013 reimbursement rates to anesthesiologists by approximately 1%. We estimate a decline of approximately $2.2 million in our 2013 ED fee for service revenue resulting from this adjustment.
In July 2013, CMS released the proposed rule to update the 2014 MPFS. The proposed 2014 MPFS rule is not final and is subject to comment and revision, however, if implemented, we estimate that the proposed rule would increase 2014 reimbursement rates to emergency medicine providers by approximately 3% and to anesthesia providers by approximately 3%. These proposed reimbursement care increases do not take into account any reduction in payments associated with the application of the current SGR formula in 2014.
Any future reductions in amounts paid by government programs for physician services or changes in methods or regulations governing payment amounts or practices could cause our revenues to decline and we may not be able to offset reduced operating margins through cost reductions, increased volume or otherwise.
Budget Control Act's Medicare Sequestration
In August 2011, Congress enacted the Budget Control Act, which committed the U.S. government to significantly reduce the federal deficit over ten years. The Budget Control Act established caps on discretionary spending through 2021. It also established a Joint Committee of Congress (Joint Committee) that was responsible for identifying an additional $1.5 trillion in deficit reductions. The Joint Committee was unable to identify the additional deficit reductions by the deadline, thereby triggering a second provision of the Budget Control Act called “sequestration.” Sequestration calls for automatic spending cuts of $1.2 trillion over a nine-year period, beginning January 2, 2013, split between defense and non-defense programs, including spending cuts to Medicare programs averaging 2%.
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
Military and Government Healthcare Staffing
We are a provider of healthcare professionals serving patients eligible to receive care in government treatment facilities nationwide administered by the DOD and beneficiaries of other government agencies in their respective clinical locations. Our revenues derived from military and government facility healthcare staffing totaled $45.7 million and $61.4 million for the six months ended June 30, 2012 and 2013, respectively. These revenues are generated from contracts that are subject to a competitive bidding process which primarily takes place during the third quarter of each year. A portion of the contracts awarded during the third quarter of 2012 will expire during the second half of 2013 and will be subject to a competitive rebidding and award process. In the event we are unable to retain these expiring contracts, the operations and financial positions of our military staffing business could be negatively impacted.

In addition, over the last several years the process of awarding military and government facility healthcare staffing contracts has developed a bias toward intentionally awarding certain contracts to qualified small and minority owned businesses. Although we participate in such small and minority owned business awards to the extent we can serve as a sub-contractor, our revenues from these arrangements are limited compared to a contract award we retain through the regular competitive bidding process. Approximately 33.1% and 25.7% of our military staffing revenue for each of the six months ended June 30, 2012 and 2013, respectively, was derived through sub-contracting agreements with small business prime contractors.

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
There have been no material changes to these critical accounting policies or their application during the six months ended June 30, 2013.
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
A significant portion (approximately 84% of our net revenue before provision for uncollectibles for the six months ended June 30, 2013 and for the year ended December 31, 2012) resulted from fee for service patient visits. Fee for service revenue represents revenue earned under contracts in which we bill and collect the professional component of charges for medical services rendered by our affiliated contracted and employed physicians. Under the fee for service arrangements, we bill patients for services provided and receive payment from patients or their third-party payers. Fee for service revenue is reported net of contractual allowances and policy discounts. Contractual adjustments represent our estimate of discounts and other adjustments to be recognized from gross fee for service charges under contractual payment arrangements, primarily with commercial, managed care, and governmental payment plans such as Medicare and Medicaid when our affiliated providers participate in such plans. All services provided are expected to result in cash flows and are therefore reflected as net revenue before provision for uncollectibles in the financial statements. Fee for service revenue is recognized in the period in which the services are rendered to specific patients and reduced immediately for the estimated impact of contractual allowances in the case of those patients having third-party payer coverage. The recognition of net revenue before provision for uncollectibles (gross charges less contractual allowances) from such visits is dependent on such factors as proper completion of medical charts following a patient visit, the forwarding of such charts to one of our billing centers for medical coding and entering into our billing systems and the verification of each patient’s submission or representation at the time services are rendered as to the payer(s) responsible for payment of such services. Net revenue before provision for uncollectibles is recorded based on the information known at the time of entering of such information into our billing systems as well as an estimate of the net revenue before provision for uncollectibles associated with medical charts for a given service period that have not been processed yet into our billing systems. The above factors and estimates are subject to change. For example, patient payer information may change following an initial attempt to bill for services due to a change in payer status. Such changes in payer status have an impact on recorded net revenue before provision for uncollectibles due to different payers being subject to different contractual allowance amounts. Such changes in net revenue before provision for uncollectibles are recognized in the period that such changes in payer become known. Similarly, the actual volume of medical charts not processed into our billing systems may be different from the amounts estimated. Such differences in net revenue before provision for uncollectibles are adjusted in the following month based on actual chart volumes processed.
Contract revenue represents revenue generated under contracts in which we provide physician and other healthcare staffing and administrative services in return for a contractually negotiated fee. Contract revenue consists primarily of billings based on hours of healthcare staffing provided at agreed-to hourly rates, mostly contractual rates, or certain financial metrics. Revenue in such cases is recognized as the hours are worked by our affiliated staff and contractors, or as metrics are realized. Additionally, contract revenue also includes supplemental revenue from hospitals where we may have a fee for service contract arrangement. Contract revenue for the supplemental billing in such cases is recognized based on the terms of each individual contract. Such contract terms generally either provides for a fixed monthly dollar amount or a variable amount based upon measurable monthly activity, such as hours staffed, patient visits or collections per visit compared to a minimum activity threshold. Such supplemental revenues based on variable arrangements are usually contractually fixed on a monthly, quarterly or annual calculation basis considering the variable factors negotiated in each such arrangement. Such supplemental revenues are recognized in the period when amounts are determined to be fixed and therefore contractually obligated as payable by the customer under the terms of the respective agreement.

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
The table below summarizes our approximate payer mix as a percentage of consolidated fee for service volume for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
Payer:
Medicare	23.3%	24.4%	23.6%	24.4%
Medicaid	25.8	26.0	26.1	26.0
Commercial and managed care	27.4	26.4	26.9	26.6
Self-pay	21.5	21.2	21.4	21.0
Other	2.0	2.0	2.0	2.0
Total	100.0%	100.0%	100.0%	100.0%
Estimated net revenue derived from commercial and managed care plans was approximately 38% for the six months ended June 30, 2013 and 2012. Estimated net revenue derived from the Medicare program was approximately 17% of total net revenue in the six months ended June 30, 2013 and June 30, 2012. Estimated net revenue derived from the Medicaid program was approximately 9% of total net revenue in the six months ended June 30, 2013 and 10% in 2012. In addition, net revenue derived from within the Military Health System (“MHS”), which is the U.S. military’s dependent healthcare program and other government agencies, was approximately 5% in of the six months ended June 30, 2013 and 2012.
Accounts Receivable. As described above and below, we determine the estimated value of our accounts receivable based on estimated cash collection run rates of estimated future collections by contract for patient visits under our fee for service revenue. Accordingly, we are unable to report the payer mix composition on a dollar basis of its outstanding net accounts receivable. However, a 1% change in the estimated carrying value of our net fee for service patient accounts receivable before consideration of the allowance for uncollectible accounts at June 30, 2013 could have an after tax effect of approximately $3.8 million on our financial position and results of operations. Our days revenue outstanding at December 31, 2012 and June 30, 2013 were 61.5 days and 59.1 days, respectively. The number of days outstanding will fluctuate over time due to a number of factors including the timing of cash collections and valuation adjustments recorded during the period and increases in average revenue per day that are primarily attributed to an increase in gross charges and patient volumes and increased pricing with managed care plans. Our allowance for doubtful accounts totaled $371.7 million as of June 30, 2013.

Approximately 99% of our allowance for doubtful accounts is related to gross fees for fee for service patient visits. Our principal exposure for uncollectible fee for service visits is centered in self-pay patients and in co-payments and deductibles from patients with insurance. While we do not specifically allocate the allowance for doubtful accounts to individual accounts or specific payer classifications, the portion of the allowance associated with fee for service charges as of June 30, 2013 was equal to approximately 92% of outstanding self-pay fee for service patient accounts.
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
The underlying information that serves as the foundational basis for making our actuarial estimates of professional liability losses is our internal database of incurred professional liability losses. The Company has captured extensive professional liability loss data going back, in some cases, over twenty years, that is maintained and updated on an ongoing basis by our internal claims management personnel. Our database contains comprehensive incurred loss information for our existing operations as far back as fiscal 1997 (reflecting the initial timeframe in which we migrated to a consolidated professional liability program concurrent with the consummation of several significant acquisitions), and we also possess additional loss data that predates 1997 dates of occurrence for certain of our operations. Loss information reflects both paid and reserved losses incurred when we were covered by outside commercial insurance programs as well as paid and reserved losses incurred under our self-insurance program. Because of the comprehensive nature of the loss data and our comfort with the completeness and reliability of the loss data, this is the information that is used in the development of our actuarial loss estimates. We believe this database is one of the largest repositories of physician professional liability loss information available in our industry and provides us and our actuarial consultants with sufficient data to develop reasonable estimates of the ultimate losses under our self-insurance program. In addition to the estimated losses, as part of the actuarial process, we obtain revised payment pattern assumptions that are based upon our historical loss and related claims payment experience. Such payment patterns reflect estimated cash outflows for aggregate incurred losses by period based upon the occurrence date of the loss as well as the report date of the loss. Although variances have been observed in the actuarial estimate of ultimate losses by occurrence period between actuarial studies, the estimated payment patterns have shown much more limited variability. We use these payment patterns to develop our estimate of the discounted reserve amounts. The relative consistency of the payment pattern estimates provides us with a foundation in which to develop a reasonable estimate of the discount value of the professional liability reserves based upon the most current estimate of ultimate losses to be paid and the reasonable likelihood of the related cash flows over the payment period. Our estimated loss reserves were discounted at 0.7% as of December 31, 2012 and 1.2% as of

June 30, 2013, which was the current weighted average Treasury rate, over a 10 year period at December 31, 2012 and June 30, 2013, which reflects the risk free interest rate over the expected period of claims payments.

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
The following reflects the current reserves for professional liability costs as of June 30, 2013 (in millions) as well as the sensitivity of the reserve estimates at a 75% and 90% confidence level:

As reported	$154.9
At 75% confidence level	$160.9
At 90% confidence level	$172.7
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
Net revenue	100.0%	100.0%	100.0%	100.0%
Professional service expenses	77.6	78.4	77.6	78.5
Professional liability costs	3.3	3.3	4.0	3.3
General and administrative expenses	11.1	9.8	10.6	10.0
Other expense (income)	0.1	—	(0.1)	(0.1)
Depreciation	0.7	0.7	0.7	0.7
Amortization	1.4	1.6	1.4	1.6
Interest expense, net	0.8	0.6	0.8	0.7
Transaction costs	0.2	—	0.2	—
Earnings before income taxes	4.7	5.5	4.8	5.4
Provision for income taxes	1.9	2.3	1.9	2.2
Net earnings	2.8%	3.2%	2.9%	3.2%
Net earnings attributable to noncontrolling interest	—%	—%	—%	—%
Net earnings attributable to Team Health Holdings, Inc.	2.8%	3.2%	2.9%	3.2%
Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012
Net Revenue Before Provision for Uncollectibles. Net revenue before provision for uncollectibles in the three months ended June 30, 2013 increased $132.6 million, or 14.3%, to $1.06 billion from $930.2 million in the three months ended June 30, 2012. The increase in net revenue before provision for uncollectibles resulted primarily from increases in fee for service revenue of $100.5 million and contract revenue of $32.1 million. In the three months ended June 30, 2013, fee for service revenue was 84.3% of net revenue before provision for uncollectibles compared to 85.5% in the same period of 2012, contract revenue was 14.9% of net revenue before provision before uncollectibles compared to 13.6% in the same period of 2012 and other revenue was 0.8% in 2013 and 0.9% in the same period of 2012. The increase in fee for service revenue before provision for uncollectibles was primarily a result of a 2.4% increase in total fee for service visits and procedures and an increase in estimated collections per visit and procedure. Estimated collections per visit increased due to annual increases in gross charges as well as increases in average patient acuity levels. The increase in contract revenue was due primarily to the impact of new and acquired contracts.
Provision for Uncollectibles. The provision for uncollectibles increased $59.2 million, or 14.0%, to $483.1 million in the three months ended June 30, 2013 from $423.9 million in the corresponding quarter in 2012. The provision for uncollectibles as a percentage of net revenue before provision for uncollectibles was 45.5% in the three months ended June 30, 2013 compared with 45.6% in the corresponding quarter of 2012. The provision for uncollectibles is primarily related to revenue generated under fee for service contracts that is not expected to be fully collected. The quarter over quarter increase in the provision for uncollectibles was due primarily to annual increases in gross fee schedules and increases in patient volumes and procedures. Changes in payer mix, particularly the level of self-pay fee for service visits, also have an impact on the provision for uncollectibles. For the three months ended June 30, 2013, self-pay fee for service visits were approximately 21.2% of the total fee for service visits compared to approximately 21.5% in the same quarter of 2012.

Net Revenue. Net revenue in the three months ended June 30, 2013 increased $73.4 million, or 14.5%, to $579.7 million from $506.3 million in the three months ended June 30, 2012. Acquisitions contributed 9.2%, new contracts net of terminations contributed 3.6%, and same contracts contributed 1.7% of the increase in quarter-over-quarter growth in net revenue.
Total same contract revenue, which consists of contracts under management in both quarters, increased $8.9 million, or 2.0%, to $454.7 million in the three months ended June 30, 2013 compared to $445.9 million in the three months ended June 30, 2012. Increases in same contract estimated collections on fee for service visits of 6.4% provided a 4.6% increase in same contract revenue growth, while fee for service volume declines of 2.5% reduced same contract revenue growth by 1.9% between quarters. The increase in the estimated collections per visit was primarily attributable to increases in managed care contracting and average patient acuity levels between quarters, offset by changes in same contract payer mix and Medicare reductions. Contract and other revenue constrained same contract revenue growth by 0.7%. Acquisitions contributed $46.4 million of growth in net revenue between quarters and net new contract revenue increased $18.2 million between quarters.
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
The components of net revenue include revenue from contracts that have been in effect for prior periods (same contracts) and from net, new and acquired contracts during the periods, as set forth in the table below:

	Three Months Ended June 30,
	2012	2013
	(in thousands)
Same contracts:
Fee for service revenue	$328,426	$340,595
Contract and other revenue	117,466	114,154
Total same contracts	445,892	454,749
New contracts, net of terminations:
Fee for service revenue	25,787	29,707
Contract and other revenue	15,431	29,677
Total new contracts, net of terminations	41,218	59,384
Acquired contracts:
Fee for service revenue	16,577	43,250
Contract and other revenue	2,612	22,350
Total acquired contracts	19,189	65,600
Consolidated:
Fee for service revenue	370,790	413,552
Contract and other revenue	135,509	166,181
Total net revenue	$506,299	$579,733

The following table reflects the visits and procedures included within fee for service revenues described in the table above:

	Three Months Ended June 30,
	2012	2013
	(in thousands)
Fee for service visits and procedures:
Same contract	2,287	2,230
New and acquired contracts, net of terminations	307	425
Total fee for service visits and procedures	2,594	2,655
Professional Service Expenses. Professional service expenses, which include physician and provider costs, billing and collection expenses, and other professional expenses, totaled $454.8 million in the three months ended June 30, 2013 compared to $392.8 million in the three months ended June 30, 2012, an increase of $62.0 million, or 15.8%. This increase between quarters is primarily related to our acquisitions and net new contract growth and a 2.7% increase in same contract professional service expenses associated with increases in provider compensation. Professional service expenses as a percentage of net revenue less provision for uncollectibles increased to 78.4% in the three months ended June 30, 2013 from 77.6% in the three months ended June 30, 2012.
Professional Liability Costs. Professional liability costs were $19.1 million in the three months ended June 30, 2013 compared to $16.7 million in the three months ended June 30, 2012, an increase of $2.4 million or 14.5%. The increase was primarily attributed to an increase in provider hours including increases from acquisitions and net new contract growth. Professional liability costs as a percentage of net revenue were 3.3% in the second quarter of 2013 and 2012.
General and Administrative Expenses. General and administrative expenses increased $0.4 million, or 0.8%, to $56.9 million for the three months ended June 30, 2013 from $56.5 million in the three months ended June 30, 2012. General and administrative expenses included contingent purchase compensation expense of $9.9 million for the three months ended June 30, 2013 and $12.2 million for the three months ended June 30, 2012. Excluding the contingent purchase compensation expense, general and administrative expense increased $2.8 million or 6.2%, to $47.0 million for the three months ended June 30, 2013 from $44.3 million in the three months ended June 30, 2012. The increase in general and administrative expenses was due primarily to the impact of recent acquisitions. Total general and administrative expenses as a percentage of net revenue were 9.8% in the second quarter of 2013 and 11.1% in the same quarter in 2012. Excluding contingent purchase compensation expense, general and administrative expenses as a percentage of net revenue were 8.1% in the second quarter of 2013 compared to 8.7% in the second quarter of 2012.
Other Expense (Income). In the three months ended June 30, 2013, we recognized other income of $0.2 million compared to $0.3 million of other expense for the same quarter in 2012. The income recognized in 2013 and the expense recognized in 2012 was primarily related to the change in the fair value of assets related to our non-qualified deferred compensation plan.
Depreciation. Depreciation expense was $4.2 million in the three months ended June 30, 2013 compared to $3.5 million for the three months ended June 30, 2012. The increase of $0.7 million was primarily due to capital expenditures in 2013 and 2012.
Amortization. Amortization expense was $9.5 million in the three months ended June 30, 2013 compared to $7.3 million for the three months ended June 30, 2012. The increase of $2.2 million was a result of an increase in other intangibles recognized in connection with our acquisitions in 2013 and 2012.
Net Interest Expense. Net interest expense decreased $0.2 million to $3.7 million in the three months ended June 30, 2013, compared to $4.0 million in the corresponding quarter in 2012, primarily due to a decrease in interest costs on revolver usage between quarters and a reduction in interest rates related to the November 2012 refinancing, partially offset by an increase in term loan borrowings associated with the November 2012 refinancing and a reduction of interest income on insurance investments.
Transaction Costs. Transaction costs were $0.1 million for the three months ended June 30, 2013 and $1.3 million for the three months ended June 30, 2012. These costs relate to advisory, legal, accounting and other fees incurred related to acquisition activity during the respective periods.

Earnings before Income Taxes. Earnings before income taxes in the three months ended June 30, 2013 were $31.6 million compared to $23.9 million in the three months ended June 30, 2012.
Provision for Income Taxes. The provision for income taxes was $13.2 million in the three months ended June 30, 2013 compared to $9.8 million in the three months ended June 30, 2012.
Net Earnings. Net earnings were $18.4 million in the three months ended June 30, 2013 compared to $14.1 million in the three months ended June 30, 2012.
Net Earnings Attributable to Noncontrolling Interests. Earnings attributable to noncontrolling interests were $43,000 for the three months ended June 30, 2013.
Net Earnings Attributable to Team Health Holdings, Inc. Net earnings attributable to Team Health Holdings, Inc. were $18.4 million and $14.1 million for the three months ended June 30, 2013 and June 30, 2012, respectively.
Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012
Net Revenue Before Provision for Uncollectibles. Net revenue before provision for uncollectibles in the six months ended June 30, 2013 increased $298.5 million, or 16.9%, to $2.07 billion from $1.77 billion in the six months ended June 30, 2012. The increase in net revenue before provision for uncollectibles resulted primarily from increases in fee for service revenue of $227.4 million, contract revenue of $69.5 million and other revenue of $1.6 million. In the six months ended June 30, 2013, fee for service revenue was 83.8% of net revenue before provision for uncollectibles compared to 85.1% in the same period of 2012, contract revenue was 15.3% of net revenue before provision before uncollectibles compared to 14.0% in the same period of 2012 and other revenue was 0.9% in 2013 and 2012. The increase in fee for service revenue before provision for uncollectibles was primarily a result of a 5.7% increase in total fee for service visits and procedures and an increase in estimated collections per visit and procedure. Estimated collections per visit increased due to annual increases in gross charges and managed care pricing improvements as well as increases in average patient acuity levels. The increase in contract revenue was due primarily to the impact of new and acquired contracts.
Provision for Uncollectibles. The provision for uncollectibles increased $127.8 million, or 16.3%, to $913.5 million in the six months ended June 30, 2013 from $785.7 million in the corresponding period in 2012. The provision for uncollectibles as a percentage of net revenue before provision for uncollectibles was 44.1% in the six months ended June 30, 2013 compared with 44.4% in the corresponding period of 2012. The provision for uncollectibles is primarily related to revenue generated under fee for service contracts that is not expected to be fully collected. The period over period increase in the provision for uncollectibles was due primarily to annual increases in gross fee schedules and increases in patient volumes and procedures. Changes in payer mix, particularly the level of self-pay fee for service visits, also have an impact on the provision for uncollectibles. For the six months ended June 30, 2013, self-pay fee for service visits were approximately 21.0% of the total fee for service visits compared to approximately 21.4% in the same period of 2012.

Net Revenue. Net revenue in the six months ended June 30, 2013 increased $170.7 million, or 17.3%, to $1.16 billion from $985.0 million in the six months ended June 30, 2012. Acquisitions contributed 11.0%, new contracts, net of terminations, contributed 4.1%, and same contracts contributed 2.2% of the increase in the growth in net revenue between periods.
Total same contract revenue, which consists of contracts under management in both periods, increased $21.7 million, or 2.5%, to $898.9 million in the six months ended June 30, 2013 compared to $877.2 million in the six months ended June 30, 2012. Increases in same contract estimated collections on fee for service visits of 4.4% provided a 3.3% increase in same contract revenue growth, while fee for service volume declines of 0.7% reduced same contract revenue growth by 0.5% between periods. The increase in the estimated collections per visit was primarily attributable to annual increases in gross charges and managed care pricing improvements as well as increases in average patient acuity levels, partially offset by changes in same contract payer mix and Medicare reductions between periods. Contract and other revenue constrained same contract revenue growth by 0.3%. Acquisitions contributed $108.1 million of growth in net revenue between quarters and net new contract revenue increased $40.8 million between periods.
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

The components of net revenue include revenue from contracts that have been in effect for prior periods (same contracts) and from net, new and acquired contracts during the periods, as set forth in the table below:

	Six Months Ended June 30,
	2012	2013
	(in thousands)
Same contracts:
Fee for service revenue	$652,715	$677,105
Contract and other revenue	224,487	221,833
Total same contracts	877,202	898,938
New contracts, net of terminations:
Fee for service revenue	51,934	62,743
Contract and other revenue	36,636	66,665
Total new contracts, net of terminations	88,570	129,408
Acquired contracts:
Fee for service revenue	16,577	82,635
Contract and other revenue	2,612	44,697
Total acquired contracts	19,189	127,332
Consolidated:
Fee for service revenue	721,226	822,483
Contract and other revenue	263,735	333,195
Total net revenue	$984,961	$1,155,678
The following table reflects the visits and procedures included within fee for service revenues described in the table above:

	Six Months Ended June 30,
	2012	2013
	(in thousands)
Fee for service visits and procedures:
Same contract	4,492	4,462
New and acquired contracts, net of terminations	548	864
Total fee for service visits and procedures	5,040	5,326
Professional Service Expenses. Professional service expenses, which include physician and provider costs, billing and collection expenses, and other professional expenses, totaled $907.5 million in the six months ended June 30, 2013 compared to $764.4 million in the six months ended June 30, 2012, an increase of $143.1 million, or 18.7%. This increase between quarters is primarily related to our acquisitions and net new contract growth and a 3.3% increase in same contract professional service expense associated with increases in provider compensation. Professional service expenses as a percentage of net revenue less provision for uncollectibles increased to 78.5% in the six months ended June 30, 2013 from 77.6% in the six months ended June 30, 2012.
Professional Liability Costs. Professional liability costs were $37.7 million in the six months ended June 30, 2013 compared to $39.0 million in the six months ended June 30, 2012, a decrease of $1.2 million or 3.2%. Professional liability costs for the six months ended June 30, 2012 included an increase in prior year professional liability loss reserves of $5.2 million. Excluding the prior year reserve adjustment in the six months ended June 30, 2012, professional liability costs increased $3.9 million, or 11.6%. The increase was primarily attributed to an increase in provider hours including increases from acquisitions and net new contract growth. Excluding the prior year reserve adjustment in the six months ended June 30, 2012, professional liability costs as a percentage of net revenue were 3.3% in the six months ended June 30, 2013 and 3.4% in the six months ended June 30, 2012.

General and Administrative Expenses. General and administrative expenses increased $10.2 million, or 9.7%, to $115.1 million for the six months ended June 30, 2013 from $104.9 million in the six months ended June 30, 2012. General and administrative expenses included contingent purchase compensation expense of $20.2 million for the six months ended June 30, 2013 and $18.6 million for the six months ended June 30, 2012. Excluding the contingent purchase compensation expense, general and administrative expense increased $8.6 million or 10.0%, to $94.9 million for the six months ended June 30, 2013 from $86.3 million in the six months ended June 30, 2012. The increase in general and administrative expenses was due primarily to inflationary growth in salaries as well as the impact of recent acquisitions. Total general and administrative expenses as a percentage of net revenue were 10.0% in the six months ended June 30, 2013 and 10.6% in the six months ended June 30, 2012. Excluding contingent purchase compensation expense, general and administrative expenses as a percentage of net revenue were 8.2% in the six months ended June 30, 2013 compared to 8.8% in the six months ended June 30, 2012.
Other Income. In the six months ended June 30, 2013, we recognized other income of $1.5 million compared to $1.2 million for the same period in 2012. The income recognized in both periods was primarily related to the change in the fair value of assets related to our non-qualified deferred compensation plan.
Depreciation. Depreciation expense was $8.3 million in the six months ended June 30, 2013 compared to $6.7 million for the six months ended June 30, 2012. The increase of $1.6 million was primarily due to capital expenditures in 2013 and 2012.
Amortization. Amortization expense was $18.4 million in the six months ended June 30, 2013 compared to $13.4 million for the six months ended June 30, 2012. The increase of $4.9 million was a result of an increase in other intangibles recognized in connection with our acquisitions in 2013 and 2012.
Net Interest Expense. Net interest expense was $7.5 million in the six months ended June 30, 2013, and 2012. Net interest expense in 2013 was impacted by reduced interest on revolver usage offset by increased interest associated with increased term borrowings and a reduction of interest income on insurance investments compared to 2012.
Transaction Costs. Transaction costs were $0.6 million for the six months ended June 30, 2013 and $2.5 million for the six months ended June 30, 2012. These costs relate to advisory, legal, accounting and other fees incurred related to acquisition activity during the respective periods.
Earnings before Income Taxes. Earnings before income taxes in the six months ended June 30, 2013 were $62.1 million compared to $47.8 million in the six months ended June 30, 2012.
Provision for Income Taxes. The provision for income taxes was $25.5 million in the six months ended June 30, 2013 compared to $19.2 million in the six months ended June 30, 2012.
Net Earnings. Net earnings were $36.6 million in the six months ended June 30, 2013 compared to $28.5 million in the six months ended June 30, 2012.
Net Earnings Attributable to Noncontrolling Interests. Earnings attributable to noncontrolling interests were $0.1 million for the six months ended June 30, 2013.
Net Earnings Attributable to Team Health Holdings, Inc. Net earnings attributable to Team Health Holdings, Inc. were $36.5 million and $28.5 million for the six months ended June 30, 2013 and June 30, 2012, respectively.
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
Cash flow provided by operations for the six months ended June 30, 2013 was $62.3 million compared to $30.7 million in the same period in 2012. There were no contingent purchase price payments in the six months ended June 30, 2013 and $2.0 million in the same period in 2012. Excluding the impact of contingent purchase price payments, the operating cash flow increased $29.7 million, period over period, principally due to an increase in profitability and a decrease in working capital funding requirements. Cash used in investing activities in the six months ended June 30, 2013 was $29.5 million compared to $132.6 million in the same period of 2012. The $103.1 million decrease in cash used in investing activities was principally due to a decrease in cash used for acquisitions between periods. Cash provided from financing activities in the six months ended June 30, 2013 was $19.8 million compared to $105.6 million in the six months ended June 30, 2012. The change in cash provided from financing activities was primarily due to no borrowings under our Revolver in 2013 compared to the prior period and an increase in term debt payments related to our November 2012 refinancing, partially offset by an increase in proceeds from option exercises.
We spent $7.4 million in the first six months of 2013 and $9.6 million in the first six months of 2012 on capital expenditures. These expenditures were primarily for billing and information technology investments and related development projects along with projects in support of operational initiatives.
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
As of June 30, 2013, we had $509.7 million in aggregate indebtedness consisting of our term loans with an additional $250.0 million of borrowing capacity available under our senior secured revolving credit facility (without giving effect to $6.1 million of undrawn letters of credit).
Our senior credit facility agreement contains both affirmative and negative covenants, including limitations on our ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire our capital stock, acquire the capital stock or assets of another business and pay dividends, and require us to comply with a maximum first lien net leverage ratio, tested quarterly. At June 30, 2013, we were in compliance with all covenants under the senior credit facility agreement. The senior credit facility is secured by substantially all of our and our U.S. subsidiaries’ assets.

As of June 30, 2013, we had total cash and cash equivalents of approximately $93.9 million. There were no known liquidity restrictions or impairments on our cash and cash equivalents as of June 30, 2013. Our ongoing cash needs for the six months ended June 30, 2013 were met from internally generated operating sources. As of June 30, 2013, there were no amounts outstanding under the revolving credit facility.
We have historically been an acquirer of other physician staffing businesses and related interests. For the six months ended June 30, 2013, total net cash used in acquisitions was $12.6 million. As of June 30, 2013, we estimate future contingent payment obligations to be approximately $67.7 million for acquisitions made prior to June 30, 2013, which we expect to fund over a period of three years. $45.5 million was recorded as a liability on our balance sheet as of June 30, 2013, while the remaining estimated liability of $22.2 million will be recorded as contingent purchase compensation expense over the remaining performance period. In addition, we had a prepaid contingent purchase obligation of $4.6 million that will be amortized as contingent purchase compensation expense over the remaining performance period. See Note 4 of notes to the consolidated financial statements.
We are in discussions with certain physician staffing businesses regarding potential acquisition opportunities. If we consummate these potential acquisitions, we would expect to fund such acquisitions using our existing cash, through borrowings under our revolving credit facility, or through the issuance of additional debt or equity.
Effective March 12, 2003, we began providing for professional liability risks in part through a captive insurance company. Prior to such date, we insured such risks principally through the commercial insurance market. The change in the professional liability insurance program initially resulted in increased cash flow due to the retention of cash formerly paid out in the form of insurance premiums to a commercial insurance company coupled with a long period (typically 2-4 years or longer on average) before cash payout of such losses occurs. A portion of such cash retained is retained within our captive insurance company and therefore is not immediately available for general corporate purposes. As of June 30, 2013, the current value of cash or cash equivalents and related investments held within the captive insurance subsidiary totaled approximately $80.3 million. Investments of the captive insurance subsidiary are carried at fair market value and as of June 30, 2013 reflected

$0.9 million of net unrealized gains. See Note 6 of the accompanying consolidated financial statements for a discussion of the investments held by our captive insurance subsidiary.
Effective June 1, 2013, we renewed our fronting carrier program with a commercial insurance carrier through May 31, 2014. In connection with this renewal, we have paid cash premiums of approximately $12.0 million to the commercial insurance carrier. For the six months ended June 30, 2013, we funded approximately $19.7 million of premiums to our captive insurance subsidiary.

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
Adjusted EBITDA is not a measurement of financial performance or liquidity under generally accepted accounting principles. In evaluating our performance as measured by Adjusted EBITDA, management recognizes and considers the limitations of this measure. Adjusted EBITDA does not reflect certain cash expenses that we are obligated to make, and although depreciation and amortizations are non-cash charges, assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements. In addition, other companies in our industry may calculate Adjusted EBITDA differently than we do or may not calculate it at all, limiting its usefulness as a comparative measure. Because of these limitations, Adjusted EBITDA should not be considered in isolation or as a substitute for net earnings, operating income, cash flows from operating, investing or financing activities, or any other measure calculated in accordance with generally accepted accounting principles.

The following table sets forth a reconciliation of net earnings attributable to Team Health Holdings, Inc. to Adjusted EBITDA.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
	(in thousands)
Net earnings attributable to Team Health Holdings, Inc.	$14,116	$18,353	$28,540	$36,507
Interest expense, net	3,974	3,737	7,531	7,536
Provision for income taxes	9,806	13,207	19,223	25,461
Depreciation	3,531	4,191	6,650	8,278
Amortization	7,332	9,495	13,449	18,368
Other expense (income)(a)	283	(181)	(1,174)	(1,464)
Contingent purchase compensation expense(b)	12,242	9,912	18,585	20,171
Transaction costs(c)	1,277	111	2,505	573
Equity based compensation expense(d)	1,738	2,544	2,861	4,082
Insurance subsidiary interest income	548	442	1,112	864
Professional liability loss reserve adjustments associated with prior years	—	—	5,165	—
Severance and other charges	223	(692)	1,294	970
Adjusted EBITDA	$55,070	$61,119	$105,741	$121,346

(a)	Reflects gain or loss on sale of assets, realized gains on investments, and changes in fair value of investments associated with the Company’s non-qualified retirement plan.

(b)	Reflects expense recognized for estimated future contingent payments associated with acquisitions.

(c)	Reflects expenses associated with accounting, legal, due diligence and other transactions fees related to acquisition activity.

(d)	Reflects costs related to options and restricted shares granted under the Team Health Holdings, Inc. 2009 Amended and Restated Stock Incentive Plan
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
At June 30, 2013, the fair value of the Company’s total debt, which had a carrying value of $509.7 million, was approximately $512.1 million. The Company had $509.7 million of variable debt outstanding at June 30, 2013, with $245.0 million subject to a 1.0% LIBOR floor. If the market interest rates for the Company’s variable rate borrowings had averaged 1% more subsequent to December 31, 2012, the Company’s interest expense would have increased, and earnings before income taxes would have decreased, by approximately $1.7 million for the six months ended June 30, 2013. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management could take actions in an attempt to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company’s financial structure.

Item 4.	Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired objectives. As of June 30, 2013, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2013, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting: There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
As of the date of this report, Greg Roth, our Chief Executive Officer, had entered into a Rule 10b5-1 plan that remains in effect. Mr. Roth's Rule 10b5-1 plan extends through June 15, 2014.
The Company does not undertake any obligation to report Rule 10b5-1 plans that may be adopted by any officers or directors of the Company in the future, or to report any modifications or termination of any publicly announced plan or to report any plan adopted by an employee who is not an executive officer.

Item 6.	Exhibits

3.1	Certificate of Incorporation of Team Health Holdings, Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed on December 18, 2009: File No. 001-34583)

3.2	Amended and Restated By-laws of Team Health Holdings, Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed on April 18, 2013: File No. 001-34583)

10.1	Employment Agreement, dated as of April 18, 2013, between Team Health, Inc. and Michael D. Snow.*

18.1	July 30, 2013 Preferability Letter of Independent Registered Public Accounting Firm. (filed herewith)

31.1	Certification by Greg Roth for Team Health Holdings, Inc. dated July 30, 2013 as required by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification by David Jones for Team Health Holdings, Inc. dated July 30, 2013 as required by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Certification by Greg Roth for Team Health Holdings, Inc. dated July 30, 2013 as required by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.2	Certification by David Jones for Team Health Holdings, Inc. dated July 30, 2013 as required by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, (ii) Consolidated Statement of Operations for the three and six months ended June 30, 2013 and 2012, (iii) Consolidated Statement of Cash Flows for the three and six months ended June 30, 2013 and 2012, and (iv) Notes to Consolidated Financial Statements.†

†
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

TEAM HEALTH HOLDINGS, INC.

July 30, 2013	/S/ GREG ROTH
Greg Roth Chief Executive Officer

July 30, 2013	/S/ DAVID P. JONES
David P. Jones Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

3.1	Certificate of Incorporation of Team Health Holdings, Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed on December 18, 2009: File No. 001-34583)

3.2	Amended and Restated By-laws of Team Health Holdings, Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed on April 18, 2013: File No. 001-34583)

10.1	Employment Agreement, dated as of April 18, 2013, between Team Health, Inc. and Michael D. Snow.*

18.1	July 30, 2013 Preferability Letter of Independent Registered Public Accounting Firm. (filed herewith)

31.1	Certification by Greg Roth for Team Health Holdings, Inc. dated July 30, 2013 as required by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification by David Jones for Team Health Holdings, Inc. dated July 30, 2013 as required by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Certification by Greg Roth for Team Health Holdings, Inc. dated July 30, 2013 as required by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.2	Certification by David Jones for Team Health Holdings, Inc. dated July 30, 2013 as required by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, (ii) Consolidated Statement of Operations for the three and six months ended June 30, 2013 and 2012, (iii) Consolidated Statement of Cash Flows for the three and six months ended June 30, 2013 and 2012, and (iv) Notes to Consolidated Financial Statements.†

†
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