Form 10-Q
period 2013-09-30
TEAM HEALTH HOLDINGS INC.
filed 2013-11-05
CIK 1082754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 1, 2013, there were outstanding 69,859,618 shares of common stock of Team Health Holdings, Inc., with a par value of $0.01.

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

TEAM HEALTH HOLDINGS, INC.
QUARTERLY REPORT FOR THE NINE MONTHS
ENDED SEPTEMBER 30, 2013

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements
TEAM HEALTH HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2012	September 30, 2013
	(Unaudited) (In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$41,240	$132,008
Accounts receivable, less allowance for uncollectibles of $337,049 and $395,249 in 2012 and 2013, respectively	363,779	375,488
Prepaid expenses and other current assets	38,051	37,832
Receivables under insured programs	31,371	19,189
Total current assets	474,441	564,517
Investments of insurance subsidiary	72,315	80,026
Property and equipment, net	49,166	47,353
Other intangibles, net	137,944	120,276
Goodwill	337,600	352,313
Deferred income taxes	31,599	31,287
Receivables under insured programs	47,886	42,809
Other	48,448	54,568
	$1,199,399	$1,293,149
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,046	$19,913
Accrued compensation and physician payable	180,127	176,686
Other accrued liabilities	132,115	135,450
Income tax payable	1,082	3,975
Current maturities of long-term debt	16,250	16,250
Deferred income taxes	39,489	38,677
Total current liabilities	394,109	390,951
Long-term debt, less current maturities	501,563	489,375
Other non-current liabilities	186,260	192,616
Shareholders’ equity:
Common stock, ($0.01 par value; 100,000 shares authorized, 67,763 and 69,703 shares issued and outstanding at December 31, 2012 and September 30, 2013, respectively)	678	697
Additional paid-in capital	578,553	615,777
Accumulated deficit	(464,002)	(398,068)
Accumulated other comprehensive earnings	1,701	520
Team Health Holdings, Inc. shareholders’ equity	116,930	218,926
Noncontrolling interest	537	1,281
Total shareholders' equity including noncontrolling interest	117,467	220,207
	$1,199,399	$1,293,149
See accompanying notes to consolidated financial statements.

TEAM HEALTH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Three Months Ended September 30,
	2012	2013
	(Unaudited) (In thousands, except per share data)
Net revenue before provision for uncollectibles	$984,843	$1,115,885
Provision for uncollectibles	445,621	509,758
Net revenue	539,222	606,127
Cost of services rendered (exclusive of depreciation and amortization shown separately below)
Professional service expenses	418,243	472,027
Professional liability costs	18,074	17,467
General and administrative expenses (includes contingent purchase compensation expense of $7,558 and $(1,602) in 2012 and 2013, respectively)	55,170	51,567
Other income	(3,303)	(1,384)
Depreciation	3,962	4,281
Amortization	8,058	8,665
Interest expense, net	4,151	3,827
Transaction costs	1,287	1,017
Earnings before income taxes	33,580	48,660
Provision for income taxes	13,127	19,184
Net earnings	20,453	29,476
Net earnings attributable to noncontrolling interest	—	49
Net earnings attributable to Team Health Holdings, Inc.	$20,453	$29,427

Net earnings per share of Team Health Holdings, Inc.
Basic	$0.31	$0.42
Diluted	$0.30	$0.41
Weighted average shares outstanding
Basic	66,712	69,384
Diluted	68,746	71,209

Other comprehensive loss, net of tax:
Net change in fair value of investments, net of tax of $(781) and $(34) for 2012 and 2013, respectively	(1,452)	(63)
Comprehensive earnings	19,001	29,413
Comprehensive earnings attributable to noncontrolling interest	—	49
Comprehensive earnings attributable to Team Health Holdings, Inc.	$19,001	$29,364
See accompanying notes to consolidated financial statements.

TEAM HEALTH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Nine Months Ended September 30,
	2012	2013
	(Unaudited) (In thousands, except per share data)
Net revenue before provision for uncollectibles	$2,755,486	$3,185,040
Provision for uncollectibles	1,231,303	1,423,235
Net revenue	1,524,183	1,761,805
Cost of services rendered (exclusive of depreciation and amortization shown separately below)
Professional service expenses	1,182,648	1,379,568
Professional liability costs	57,042	55,199
General and administrative expenses (includes contingent purchase compensation expense of $26,143 and $18,568 in 2012 and 2013, respectively)	160,034	166,617
Other income	(4,476)	(2,848)
Depreciation	10,611	12,559
Amortization	21,507	27,033
Interest expense, net	11,682	11,363
Transaction costs	3,792	1,590
Earnings before income taxes	81,343	110,724
Provision for income taxes	32,350	44,646
Net earnings	48,993	66,078
Net earnings attributable to noncontrolling interest	—	143
Net earnings attributable to Team Health Holdings, Inc.	$48,993	$65,935

Net earnings per share of Team Health Holdings, Inc.
Basic	$0.74	$0.96
Diluted	$0.72	$0.93
Weighted average shares outstanding
Basic	66,037	68,760
Diluted	67,943	70,841

Other comprehensive loss, net of tax:
Net change in fair value of investments, net of tax of $(763) and $(637) for 2012 and 2013, respectively	(1,418)	(1,181)
Comprehensive earnings	47,575	64,897
Comprehensive earnings attributable to noncontrolling interest	—	143
Comprehensive earnings attributable to Team Health Holdings, Inc.	$47,575	$64,754
See accompanying notes to consolidated financial statements.

TEAM HEALTH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2012	2013
	(Unaudited) (In thousands)
Operating Activities
Net earnings	$48,993	$66,078
Adjustments to reconcile net earnings:
Depreciation	10,611	12,559
Amortization	21,507	27,033
Amortization of deferred financing costs	596	764
Equity based compensation expense	4,822	6,988
Provision for uncollectibles	1,231,303	1,423,235
Deferred income taxes	3,992	137
(Gain) loss on disposal or sale of equipment	(61)	79
Equity in joint venture income	(2,201)	(2,723)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,278,193)	(1,434,125)
Prepaids and other assets	(5,951)	(4,209)
Income tax accounts	(2,161)	959
Accounts payable	(3,275)	(4,934)
Accrued compensation and physician payable	8,853	2,031
Contingent purchase liabilities	8,773	13,934
Other accrued liabilities	(15,114)	(5,774)
Professional liability reserves	(8,890)	12,654
Net cash provided by operating activities	23,604	114,686
Investing Activities
Purchases of property and equipment	(15,695)	(11,563)
Sale of property and equipment	171	125
Cash paid for acquisitions, net	(146,529)	(22,432)
Purchases of investments by insurance subsidiary	(138,913)	(68,612)
Proceeds from investments by insurance subsidiary	164,707	59,082
Other investing activities	(2,000)	—
Net cash used in investing activities	(138,259)	(43,400)
Financing Activities
Payments on notes payable	(7,500)	(12,188)
Proceeds from revolving credit facility	683,600	—
Payments on revolving credit facility	(585,600)	—
Stock issuance costs	(1,106)	(519)
Payments of financing costs	(19)	(1)
Contribution from noncontrolling interest	—	600
Proceeds from the issuance of common stock under stock purchase plans	1,054	1,443
Proceeds from exercise of stock options	20,635	26,363
Tax benefit from exercise of stock options	807	3,784
Net cash provided by financing activities	111,871	19,482
Net (decrease) increase in cash and cash equivalents	(2,784)	90,768
Cash and cash equivalents, beginning of period	9,855	41,240
Cash and cash equivalents, end of period	$7,071	$132,008
Supplemental cash flow information:
Interest paid	$12,842	$11,669
Taxes paid	$30,552	$39,899
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

The changes in accumulated other comprehensive earnings related to available-for-sale securities were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
Balance at beginning of period	$3,336	$583	$3,302	$1,701

Other comprehensive earnings:
Net unrealized loss	235	(20)	425	(1,728)
Tax benefit	781	34	763	637
Total other comprehensive loss before reclassifications, net of tax	1,016	14	1,188	(1,091)
Net amount reclassified to earnings(1)	(2,468)	(77)	(2,606)	(90)
Tax expense(2)	—	—	—	—
Total amount reclassified from accumulated other comprehensive earnings, net of tax(3)	(2,468)	(77)	(2,606)	(90)
Total other comprehensive loss	(1,452)	(63)	(1,418)	(1,181)

Balance at end of period	$1,884	$520	$1,884	$520

(1) This amount was included in Other income on the accompanying Consolidated Statement of Comprehensive Earnings.
(2) These amounts were included in Provision for income taxes on the accompanying Consolidated Statement of Comprehensive Earnings.
(3) A positive amount indicates a corresponding charge to earnings and a negative amount indicates a corresponding benefit to earnings.

In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (ASU 2013-11). The guidance requires an entity to present its unrecognized tax benefits net of its deferred tax assets when settlement in this manner is available under the tax law, which would be based on facts and circumstances as of the balance sheet reporting date and would not consider future events. Gross presentation in the notes to the financial statements will still be required. ASU 2013-11 will apply on a prospective basis to all unrecognized tax benefits that exist at the effective date, with the option to apply it retrospectively. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. While the adoption of ASU 2013-11 will not have an impact on the results of operations or cash flows, the Company is currently evaluating the impact of presenting unrecognized tax benefits net of deferred tax assets where applicable on the Consolidated Balance Sheets.

Note 4. Acquisitions and Contingent Purchase Obligations
Acquisitions
On January 31, 2013, the Company completed the acquisition of an emergency medicine staffing business located in Arizona. Effective June 1, 2013, the Company acquired certain assets of a medical staffing group that provides anesthesia staffing services to two hospitals located in Florida. Effective July 1, 2013, the Company completed the acquisition of the operations of three emergency medicine staffing businesses located in New Jersey, Wisconsin and Ohio. On July 29, 2013, the Company completed the acquisition of certain operations of a medical staffing group that provides emergency medicine staffing services to a hospital located in Michigan. The purchase price for these acquisitions was allocated in accordance with ASC Topic 805, “Business Combinations” (ASC 805), based on management’s estimates, to goodwill of approximately $14.7 million (of which $11.1 million is tax deductible goodwill) and other intangibles consisting of physician and hospital agreements of approximately $9.4 million. In addition, these agreements have contingent consideration provisions pursuant to which, if certain financial or other targets including a continued employment provision are achieved within a defined performance period, future cash payments currently estimated to be approximately $7.0 million could be made at the conclusion of the performance periods. These acquisitions have expanded the Company’s presence in emergency medicine staffing in the Arizona, New Jersey, Wisconsin, Ohio and Michigan markets and anesthesia staffing in the Florida market.

The results of operations of the acquired businesses have been included in the Company’s consolidated financial statements beginning on the acquisition date. Pro forma results of operations have not been presented because the effect of these acquisitions is not material to the Company’s consolidated results of operations individually or in the aggregate.

Effective October 11, 2013, the Company completed the acquisition of the operations of an emergency medicine and hospital medicine staffing business located in Kentucky, Indiana, Ohio and West Virginia. This acquisition has expanded the Company's presence in emergency medicine and hospital medicine staffing in those respective markets. The Company is still in the process of completing the purchase price allocation for this acquisition.
Total net cash paid for all of the 2013 acquisitions was $127.7 million.
Contingent Purchase Obligations
In accordance with ASC 805, when contingent payments are tied to continuing employment, such amounts are recognized ratably over the defined performance period as compensation expense which is included as a component of general and administrative expense in the results of the Company’s operations.
As of September 30, 2013, the Company estimates it may have to pay $53.9 million in future contingent payments for acquisitions made prior to September 30, 2013 based upon the current projected performance of the acquired operations of which $42.0 million is recorded as a liability in other liabilities and other non-current liabilities on the Company’s balance sheet. The remaining estimated liability of $11.8 million will be recorded as contingent purchase compensation expense over the remaining performance periods. The current estimate of future contingent payments could increase or decrease depending upon the actual performance of the acquisition over the respective performance periods. These payments will be made should the acquired operations achieve the financial targets or certain contract terms as agreed to in the respective acquisition agreements, including the requirements for continuing employment. In addition, the Company had a prepaid contingent purchase obligation of $3.2 million that will be recorded as contingent purchase compensation expense over the remaining performance period.

The changes to the Company’s accumulated contingent purchase liability for the nine months ended September 30, 2013 are as follows (in thousands):

Contingent purchase liability at December 31, 2012	$28,077
Payments	(525)
Contingent purchase compensation expense recognized	14,459
Contingent purchase liability at September 30, 2013	$42,011

The changes to the Company’s prepaid contingent purchase liability for the nine months ended September 30, 2013 are as follows (in thousands):

Prepaid contingent purchase liability at December 31, 2012	$7,305
Contingent purchase compensation expense recognized	4,109
Prepaid contingent purchase liability at September 30, 2013	$3,196

Estimated unrecognized contingent purchase compensation expense as of September 30, 2013 is as follows (in thousands):

For the remainder of the year ended December 31, 2013	$4,296
For the year ended December 31, 2014	9,833
For the year ended December 31, 2015	908
$15,037
In the nine months ended September 30, 2012 and 2013, the Company recognized transaction costs of $3.8 million and $1.6 million, respectively, which related to external costs associated with due diligence and acquisition activity.
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

The following table provides information on those assets and liabilities the Company currently measures at fair value on a recurring basis as of December 31, 2012 and September 30, 2013 (in thousands):

	Carrying Amount in Consolidated Balance Sheet December 31, 2012	Fair Value December 31, 2012	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3
Investments of insurance subsidiary:
Money market funds	$7,251	$7,251	$7,251	$—	$—
U. S. Treasury securities	1,013	1,013	—	1,013	—
Municipal bonds	62,730	62,730	—	62,730	—
Agency notes	1,321	1,321	—	1,321	—
Total investments of insurance subsidiary	$72,315	$72,315	$7,251	$65,064	$—
Supplemental employee retirement plan investments:
Mutual funds	$20,103	$20,103	$—	$20,103	$—

	Carrying Amount in Consolidated Balance Sheet September 30, 2013	Fair Value September 30, 2013	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3
Investments of insurance subsidiary:
Money market funds	$5,307	$5,307	$5,307	$—	$—
U. S. Treasury securities	1,002	1,002	—	1,002	—
Municipal bonds	73,717	73,717	—	73,717	—
Total investments of insurance subsidiary	$80,026	$80,026	$5,307	$74,719	$—
Supplemental employee retirement plan investments:
Mutual funds	$25,948	$25,948	$—	$25,948	$—
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
The fair value of these investments reflected net unrealized gains of approximately $2.6 million as of December 31, 2012 and $0.8 million as of September 30, 2013.
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
The fair value of the Company's debt is estimated using quoted market prices when available. When quoted market prices are not available, fair value is estimated based on current market interest rates for debt with similar maturities (Level 2). At September 30, 2013, the estimated fair value of the Company’s outstanding debt was $505.6 million compared to a carrying value of $505.6 million.

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
At December 31, 2012 and September 30, 2013, amortized cost basis and aggregate fair value of the Company’s available-for-sale securities by investment type were as follows (in thousands):

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2012
Money market funds	$7,251	$—	$—	$7,251
U. S. Treasury securities	1,006	7	—	1,013
Municipal bonds	60,127	2,678	(75)	62,730
Agency notes	1,314	7	—	1,321
	$69,698	$2,692	$(75)	$72,315
September 30, 2013
Money market funds	$5,307	$—	$—	$5,307
U. S. Treasury securities	1,005	—	(3)	1,002
Municipal bonds	72,917	1,681	(881)	73,717
	$79,229	$1,681	$(884)	$80,026

At December 31, 2012 and September 30, 2013, the amortized cost basis and aggregate fair value of the Company’s available-for-sale securities by contractual maturities were as follows (in thousands):

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2012
Due in less than one year	$11,340	$25	$—	$11,365
Due after one year through five years	37,109	1,726	(35)	38,800
Due after five years through ten years	19,503	936	(35)	20,404
Due after ten years	1,746	5	(5)	1,746
Total	$69,698	$2,692	$(75)	$72,315
September 30, 2013
Due in less than one year	$10,671	$78	$—	$10,749
Due after one year through five years	48,154	1,426	(377)	49,203
Due after five years through ten years	17,670	177	(322)	17,525
Due after ten years	2,734	—	(185)	2,549
Total	$79,229	$1,681	$(884)	$80,026
A summary of the Company’s temporarily impaired available-for-sale investment securities as of September 30, 2013 follows (in thousands):

	Impaired Less Than 12 Months		Impaired Over 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2013
Money market funds	$—	$—	$—	$—	$—	$—
U. S. Treasury securities	1,003	(3)	—	—	1,003	(3)
Municipal bonds	29,369	(881)	—	—	29,369	(881)
Total investment	$30,372	$(884)	$—	$—	$30,372	$(884)

The unrealized losses resulted from changes in market interest rates, not from changes in the probability of contractual cash flows. Because the Company has the ability and intent to hold the investments until a recovery of carrying value and full collection of the amounts due according to the contractual terms of the investments is expected, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2013.
During the nine months ended September 30, 2013, the Company recorded a gain of approximately $0.1 million on the sale of specifically identified investments.
As of September 30, 2013, the investments related to the participant directed supplemental employee retirement plan totaled $25.9 million and are included in other assets in the accompanying consolidated balance sheets. The net trading gains on those investments for the nine months ended on September 30, 2013 that were still held by the Company as of September 30, 2013 are as follows (in thousands):

Net gains and losses recognized during the nine months ended September 30, 2013 on trading securities	$1,322
Less: Net gains and losses recognized during the period on trading securities sold during the nine months ended September 30, 2013	123
Unrealized gains and losses recognized on trading securities still held at September 30, 2013	$1,199
In March 2012, the Company made an investment in a variable interest entity that is a provider of hospital-based telemedicine consultations. The Company has determined that it is not the primary beneficiary of the entity, as it does not have the power to direct the activities that most significantly impact economic performance of the entity nor the responsibility to absorb a majority of the expected losses and therefore, the entity is not consolidated and the investment is accounted for under the cost method. The determination of whether the Company is the primary beneficiary was performed at the time of our initial investment and is performed at the date of each subsequent reporting period. This investment is accounted for as a cost method investment, which is classified in other assets in the accompanying consolidated balance sheets and measured at fair value on a nonrecurring basis. The fair value of the Company's cost method investment is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. As of December 31, 2012 and September 30, 2013, the carrying amount and maximum exposure to loss of this investment was $2.0 million. When measured on a recurring basis, this investment is considered Level 3 in the fair value hierarchy due to the use of unobservable inputs to measure fair value.

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
Net revenue for the three and nine months ended September 30, 2012 and 2013 consisted of the following (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2013		2012		2013
Medicare	$104,404	19.4%	$115,162	19.0%	$303,369	19.9%	$345,213	19.6%
Medicaid	82,120	15.2	101,406	16.7	237,991	15.6	276,932	15.7
Commercial and managed care	240,244	44.6	272,612	45.0	674,166	44.2	790,898	44.9
Self-pay	380,633	70.6	425,610	70.2	1,054,803	69.2	1,193,074	67.7
Other	21,482	4.0	24,285	4.0	59,317	3.9	68,440	3.9
Unbilled	2,055	0.4	4,249	0.7	7,920	0.5	2,826	0.2
Net fee for service revenue before provision for uncollectibles	830,938	154.1	943,324	155.6	2,337,566	153.4	2,677,383	152.0
Contract revenue before provision for uncollectibles	144,821	26.8	161,630	26.7	392,361	25.7	478,681	27.2
Other	9,084	1.7	10,931	1.8	25,559	1.7	28,976	1.6
Net revenue before provision for uncollectibles	984,843	182.6	1,115,885	184.1	2,755,486	180.8	3,185,040	180.8
Provision for uncollectibles	(445,621)	(82.6)	(509,758)	(84.1)	(1,231,303)	(80.8)	(1,423,235)	(80.8)
Net revenue	$539,222	100.0%	$606,127	100.0%	$1,524,183	100.0%	$1,761,805	100.0%
The Company employs several methodologies for determining its allowance for uncollectibles depending on the nature of the net revenue before provision for uncollectibles recognized. The Company initially determines gross revenue for its fee for service patient visits based upon established fee schedule prices. Such gross revenue is reduced for estimated contractual allowances for those patient visits covered by contractual insurance arrangements to result in estimated net revenue before provision for uncollectibles. Net revenue before provision for uncollectibles is then reduced for management’s estimate of uncollectible amounts. Fee for service net revenue represents estimated cash to be collected from such patient visits and is net of management’s estimate of account balances estimated to be uncollectible. The provision for uncollectible fee for service patient visits is based on historical experience resulting from over ten million annual fee for service patient visits. The significant volume of patient visits and the terms of thousands of commercial and managed care contracts and the various reimbursement policies relating to governmental healthcare programs do not make it feasible to evaluate fee for service accounts receivable on a specific account basis. Fee for service accounts receivable collection estimates are reviewed on a quarterly basis for each fee for service contract by period of accounts receivable origination. Such reviews include the use of historical cash collection percentages by contract adjusted for the lapse of time since the date of the patient visit. In addition, when actual collection percentages differ from expected results, on a contract by contract basis, supplemental detailed reviews of the outstanding accounts receivable balances may be performed by the Company’s billing operations to determine whether there are facts and circumstances existing that may cause a different conclusion as to the estimate of the collectibility of that contract’s accounts receivable from the estimate resulting from using the historical collection experience. Contract-related net revenue is billed based on the terms of the contract at amounts expected to be collected. Such billings are typically submitted on a monthly basis and aged trial balances prepared. Allowances for estimated uncollectible amounts related to such contract billings are made based upon specific accounts and invoice periodic reviews once it is concluded that such amounts are not likely to be collected. Approximately 99% of the Company’s allowance for doubtful accounts is related to receivables for fee for service patient visits. The principal exposure for uncollectible fee for service visits is centered in self-pay patients and, to a lesser extent, for co-payments and deductibles from patients with insurance. While the Company does not specifically allocate the allowance for doubtful accounts to individual accounts or specific payer classifications, the portion of the allowance associated with fee for service charges as of September 30, 2013 was equal to approximately 92% of outstanding self-pay fee for service patient accounts. The methodologies employed to compute allowances for doubtful accounts were unchanged between 2012 and 2013.
Note 8. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill during the year ended December 31, 2012 and the nine months ended September 30, 2013 were as follows (in thousands):

Goodwill	$376,794
Accumulated impairment loss	(144,579)
Additions through 2012 acquisitions	105,385
Balance, December 31, 2012	$337,600
Goodwill	$482,179
Accumulated impairment loss	(144,579)
Additions through 2013 acquisitions	14,713
Balance, September 30, 2013	$352,313

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

The following is a summary of intangible assets and related amortization as of December 31, 2012 and September 30, 2013 (in thousands):

	Gross Carrying Amount	Accumulated Amortization
As of December 31, 2012:
Contracts	$199,644	$(69,216)
Other	9,450	(1,934)
Total	$209,094	$(71,150)
As of September 30, 2013:
Contracts	$187,810	$(73,553)
Other	9,450	(3,431)
Total	$197,260	$(76,984)
Aggregate amortization expense:
For the nine months ended September 30, 2013		$27,033
Estimated amortization expense:
For the remainder of the year ended December 31, 2013		$8,425
For the year ended December 31, 2014		32,963
For the year ended December 31, 2015		29,432
For the year ended December 31, 2016		24,166
For the year ended December 31, 2017		18,333
For the years ended December 31, 2018 and thereafter		6,957
Contract intangibles are amortized over their estimated life, which is approximately four to seven years. As of September 30, 2013, the weighted average remaining amortization period for intangible assets was 3.3 years.
Note 9. Long-Term Debt
Long-term debt as of September 30, 2013 consisted of the following (in thousands):

Term A Loan Facility	$261,250
Term B Loan Facility	244,375
Revolving line of credit	—
505,625
Less current portion	(16,250)
$489,375
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
The interest rate on any outstanding revolving credit borrowings and Term A loans, and the commitment fee applicable to undrawn revolving commitments, is priced off a grid based upon the Company’s first lien net leverage ratio and which is initially LIBOR +1.75% in the case of revolving credit borrowings and Term A loans and 0.35% in the case of unused revolving commitments. The interest rate on the Term B loan is LIBOR +2.75%, subject to a 1% LIBOR floor. The interest rate at September 30, 2013 was 2.00% for amounts outstanding under the Term A Loan Facility and 3.75% for the Term B Loan Facility.
The Company had no borrowings under the revolving line of credit outstanding as of September 30, 2013, and the Company had $6.1 million of standby letters of credit outstanding against the revolving credit facility commitment.
The senior credit facility agreement contains both affirmative and negative covenants, including limitations on the Company’s ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire its capital stock, acquire the capital stock or assets of another business and pay dividends, and requires the Company to comply with a maximum first lien net leverage ratio, tested quarterly. At September 30, 2013, the Company was in compliance with all covenants under the new senior credit facility agreement. The Credit Facility is secured by substantially all of the Company’s U. S. subsidiaries’ assets.
Aggregate annual maturities of long-term debt as of September 30, 2013 are as follows (in thousands):

2013	$16,250
2014	23,125
2015	30,000
2016	23,125
2017 and thereafter	413,125

Note 10. Professional Liability Insurance
The Company’s professional liability loss reserves included in other accrued liabilities and other non-current liabilities in the accompanying consolidated balance sheets consisted of the following (in thousands):

	December 31, 2012	September 30, 2013
Estimated losses under self-insured programs	$145,016	$157,670
Estimated losses under commercial insurance programs	79,258	61,998
	224,274	219,668
Less estimated payable within one year	72,505	61,705
	$151,769	$157,963
The changes to the Company’s estimated losses under self-insured programs as of September 30, 2013 were as follows (in thousands):

Balance, December 31, 2012	$145,016
Reserves related to current period	39,636
Reclassification from other liabilities	1,679
Payments for current period reserves	(1,784)
Payments for prior period reserves	(26,877)
Balance, September 30, 2013	$157,670
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
As of September 30, 2013, of the $157.7 million of estimated losses under self-insurance programs, approximately $94.1 million represented an estimate of IBNR claims and expenses and additional loss development, with the remaining $63.6 million representing specific case reserves. Of the specific case reserves as of September 30, 2013, $2.0 million represented case reserves that had been settled but not yet funded, and $61.6 million reflected unsettled case reserves.
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
The Company’s most recent actuarial valuation was completed in October 2013. Based on the results of the actuarial study completed in October 2013, management determined no additional change was necessary in the consolidated reserves for professional liability losses during the third quarter of 2013 related to prior year loss estimates. The discount rate on professional liability reserves was 1.1% at September 30, 2013 and 0.7% at December 31, 2012.

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
Shares Subject to the Plan. The Stock Plan provides that the total number of shares of common stock that may be issued is 15,100,000, of which 3,719,090 are available to grant as of September 30, 2013. Shares of the Company’s common stock covered by awards that terminate or lapse without the payment of consideration may be granted again under the Stock Plan.

The following table summarizes the status of options under the Stock Plan as of September 30, 2013:

	Shares (in thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Life in Years
Outstanding at beginning of year	6,673	$17.35	$76,180	7.9
Granted	566	38.45
Exercised	(1,660)	15.39	25,541
Expired or forfeited	(212)	19.76
Outstanding at end of period	5,367	$20.09	$96,088	7.3
Exercisable at end of period	2,794	$16.11	$60,996	6.8
Intrinsic value is the amount by which the stock price as of September 30, 2013 exceeds the exercise price of the options. As of September 30, 2013, the Company had approximately $20.9 million of unrecognized compensation expense, net of estimated forfeitures related to unvested options which will be recognized over the remaining requisite service period. Fair value of the options granted in 2013 was based on the grant date fair value as calculated by the Black-Scholes option pricing formula with the following assumptions: risk-free interest rate of 1.0%, implied volatility of 41.0% and an expected life of the options of 5.25 years. The weighted average estimated fair value of options granted during 2013 was $14.53.
The Company has also granted a total of 311,000 shares of restricted stock under the Stock Plan to independent board members and certain members of management, of which, approximately 256,000 were granted in 2013. The issued shares vest annually over a three-year period for the grants made to the independent board members and a four-year period for the grants made to management from the initial grant date. The Company recorded restricted stock expense of approximately $1.0 million relating to these shares during the nine months ended September 30, 2013 and had $7.4 million of expense remaining to be recognized over the requisite service period for these awards at September 30, 2013.
A summary of changes in total outstanding unvested shares of restricted stock for the nine months ended September 30, 2013 is as follows:

Shares (in thousands)
Outstanding at beginning of year	58
Granted	256
Vested	(57)
Forfeited and expired	(18)
Outstanding at September 30, 2013	239
Stock Purchase Plans
In May 2010, the Company’s Board of Directors adopted the 2010 Employee Stock Purchase Plan (ESPP) and the 2010 Nonqualified Stock Purchase Plan (NQSPP).
The ESPP provides for the issuance of up to 600,000 shares to the Company’s employees. All eligible employees are granted identical rights to purchase common stock in each Board authorized offering under the ESPP. Rights granted pursuant to any offering under the ESPP terminate immediately upon cessation of an employee’s employment for any reason. In general, an employee may reduce his or her contribution or withdraw from participation in an offering at any time during the purchase period for such offering. Employees receive a 5% discount on shares purchased under the ESPP. Rights granted under the plan are not transferable and may be exercised only by the person to whom such rights are granted. Offerings occur every six months in October and April. As of September 30, 2013, contributions under the ESPP totaled $1.0 million. In October 2013, approximately 28,000 shares of the Company’s common stock were issued to plan participants.
The NQSPP provides for the issuance of up to 800,000 shares to our independent contractors. All eligible contractors are granted identical rights to purchase common stock in each Board authorized offering under the NQSPP. Rights granted pursuant to any offering under the NQSPP terminate immediately upon cessation of a contractor’s relationship with the Company for any reason. In general, a contractor may reduce his or her contribution or withdraw from participation in an offering at any time during the purchase period for such offering. Contractors receive a 5% discount on shares purchased under the NQSPP. Rights granted under the NQSPP are not transferable and may be exercised only by the person to whom such rights are granted. Offerings occur every six months in October and April. As of September 30, 2013, contributions under the NQSPP totaled $0.6 million. In October 2013, approximately 15,000 shares of the Company’s common stock were issued to plan participants.
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
On August 20, 2013, a federal lawsuit was unsealed against the Company and unrelated third parties in the Eastern District of California. The qui tam whistleblower complaint was filed in June 2011 and asserts violations of federal and state false claims acts based primarily on alleged misuse of a medical record template used to document the medical services provided to patients. The federal government has declined to intervene in the case, and no state has intervened. The plaintiff filed a notice of voluntary dismissal on October 4, 2013.
On September 3, 2013, the Company received a subpoena from the U.S. Department of Health and Human Services Office of Inspector General. The subpoena requests copies of certain documents that are primarily related to the Company’s services at hospitals that are affiliated with Health Management Associates, Inc. (“HMA”) and any of HMA’s affiliates. The

Company intends to cooperate with the government in its investigation and is in the process of responding to the government’s request.
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

Note 13. Earnings Per Share
The Company computes basic earnings per share using the weighted average number of shares outstanding. The Company computes diluted earnings per share using the weighted average number of shares outstanding plus the dilutive effect of restricted common shares and outstanding stock options. The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2012 and 2013 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
Net earnings attributable to Team Health Holdings, Inc. (numerator for basic and diluted earnings per share)	$20,453	$29,427	$48,993	$65,935
Denominator:
Weighted average shares outstanding	66,712	69,384	66,037	68,760
Effect of dilutive securities:
Stock options	1,984	1,784	1,855	1,948
Restricted stock	48	39	49	131
Stock purchase plans	2	2	2	2
Shares used for diluted earnings per share	68,746	71,209	67,943	70,841
Basic net earnings per share of Team Health Holdings, Inc.	$0.31	$0.42	$0.74	$0.96
Diluted net earnings per share of Team Health Holdings, Inc.	$0.30	$0.41	$0.72	$0.93
Securities excluded from diluted earnings per share of Team Health Holdings, Inc. because they were antidilutive:
Stock options	2,907	565	2,245	278
Restricted stock	—	11	—	—
Note 14. Noncontrolling Interests in Consolidated Entity
In November 2012, the Company entered into a joint venture to provide administrative management and billing services to certain existing urgent care clinics the Company operates. The joint venture partner contributed $0.5 million in November 2012, and $0.6 million in August 2013 to the Company for its interest. The consolidated financial statements include all assets, liabilities, revenues and expenses of the less than 100% owned entity that the Company controls. Accordingly, the Company has recorded noncontrolling interests in the earnings and equity of this entity.
Note 15. Segment Reporting
During the fourth quarter of 2012, the Company completed certain changes to its management reporting structure to better align its businesses with Company objectives and operating strategies. These changes resulted in changes in the Company's operating and reportable segments. In connection with the changes, the Company determined, in accordance with segment reporting guidance, that it provides services through ten operating segments which are aggregated into two reportable segments, Healthcare Staffing and Other Services. The Healthcare Staffing segment, which is an aggregation of emergency medicine, anesthesia, specialty surgery and locums staffing, provides comprehensive healthcare service programs to users and providers of healthcare services on a fee for service as well as a cost plus or contract basis. The Other Services segment, is an aggregation of hospital medicine, military and government healthcare staffing, clinical services, nurse call center operations, After Hours Pediatrics as well as billing, collection and consulting services that provides a range of other comprehensive healthcare services. The operating segments included in the Other Services reportable segment, while similar in the types of services provided by those operating segments included in the Healthcare Staffing segment, do not meet the aggregation criteria prescribed by the segment reporting guidance nor do they meet the quantitative thresholds that would require a separate presentation. The segment results for the three and nine months ended September 30, 2012 have been restated to conform to the current year reporting of these businesses.
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
The following table presents financial information for each reportable segment. Depreciation, amortization, impairment of intangibles, management fee and other expenses separately identified in the consolidated statements of operations are included as a reduction to the respective segments’ operating earnings for each year below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
Net Revenue:
Healthcare Services	$446,433	$506,742	$1,258,459	$1,466,153
Other Services	92,789	99,385	265,724	295,652
	$539,222	$606,127	$1,524,183	$1,761,805
Operating Earnings:
Healthcare Services	$19,921	$34,426	$42,722	$59,736
Other Services	3,948	4,886	13,556	21,950
General Corporate	13,862	13,175	36,747	40,401
	$37,731	$52,487	$93,025	$122,087
Reconciliation of Operating Earnings to Net Earnings:
Operating earnings	$37,731	$52,487	$93,025	$122,087
Interest expense, net	4,151	3,827	11,682	11,363
Provision for income taxes	13,127	19,184	32,350	44,646
Net earnings	$20,453	$29,476	$48,993	$66,078

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Healthcare Reform
In 2010, the President of the United States and the U.S. Congress enacted significant reforms to the U.S. healthcare system. The Patient Protection and Affordable Care Act (PPACA) signed into law on March 23, 2010, as amended by the Health Care and Education Reconciliation Act of 2010 on March 30, 2010, collectively referred to as the Healthcare Reform Laws, significantly affect the U.S. healthcare system by increasing access to health insurance benefits for the uninsured and underinsured populations, among other changes. On June 28, 2012, the U.S. Supreme Court, responding to legal challenges by private citizens and 26 states, upheld the constitutionality of the requirement in PPACA that individuals maintain health insurance or pay a penalty (the individual mandate) under Congress's taxing power. The Healthcare Reform Laws triggered numerous changes to the U.S. healthcare system, some of which have already gone into effect, some of which will go into effect in 2014, including the individual mandate, and some of which have been delayed until 2015, including the requirement that employers provide health insurance to their employees or pay a per employee fine (the employer mandate). While the ultimate impact of these laws and implementing regulations will not be known until all provisions are fully implemented, we believe that some of their provisions will likely yield positive results, such as increasing access to health benefits for the uninsured and underinsured populations. Other provisions, however, such as Medicare payment reforms and reductions that could reduce provider payments, may have an adverse effect on the reimbursement rates we receive for services provided by affiliated healthcare professionals.
Medicaid to Medicare Payment Parity
In November 2012, Centers for Medicare and Medicaid Services (CMS) released final rule CMS-2370-F to implement the Healthcare Reform Laws' provision increasing Medicaid payments for primary care services furnished by certain physicians to the Medicare rates in 2013 and 2014. In December 2012, CMS released technical corrections to the final rule. Additionally, CMS has issued multiple FAQ documents since publication of the final rule. Furthermore, CMS has advised that, under the final rule, physicians may be eligible for the increased Medicaid payments if they maintain a current board certification in internal medicine, family medicine, or pediatric medicine and greater than 60% of their billings are the qualifying primary care evaluation and management codes. Certain states have imposed additional requirements that affect a physician's eligibility for the increased Medicaid payments even for those physicians who maintain an appropriate board certification, including site of service restrictions that would exclude primary care services rendered in a hospital emergency department.  We have received confirmation that a limited number of our providers will qualify for the increased Medicaid rates in certain states and have started to receive payments under this program. As of September 30, 2013, we have recognized $12.9 million of net revenue from the Medicare parity program.

2013 and 2014 Medicare Fee Schedule Changes
CMS reimburses for our affiliated physicians' services to Medicare beneficiaries based upon the rates in its Medicare Physician Fee Schedule (MPFS), which are updated each year based on a formula enacted under the Balanced Budget Act of 1997. Many private payers use the Medicare fee schedule to determine their own reimbursement rates. CMS's updating of the MPFS includes application of the Sustainable Growth Rate (SGR). This formula has yielded negative updates every year beginning in 2002, although CMS was able to take administrative steps to avoid a reduction in 2003 and Congress took a series of legislative actions to prevent reductions each year from 2004 through 2013. Absent changes from Congress with respect to the application of the SGR, Medicare physician services will be subject to significant reductions beginning in January 2014, which is currently projected to be a reduction of 24.4%.
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
Budget Control Act's Medicare Sequestration
In August 2011, Congress enacted the Budget Control Act, which committed the U.S. government to significantly reduce the federal deficit over ten years. The Budget Control Act established caps on discretionary spending through 2021. It also established a Joint Committee of Congress (the Joint Committee) that was responsible for identifying an additional $1.5 trillion in deficit reductions. The Joint Committee was unable to identify the additional deficit reductions by the deadline, thereby triggering a second provision of the Budget Control Act called “sequestration.” Sequestration calls for automatic spending cuts of $1.2 trillion over a nine-year period, beginning January 2, 2013, split between defense and non-defense programs, including spending cuts to Medicare programs averaging 2%.
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
Military and Government Healthcare Staffing
We are a provider of healthcare professionals serving patients eligible to receive care in government treatment facilities nationwide administered by the Department of Defense and beneficiaries of other government agencies in their respective clinical locations. Our revenues derived from military and government facility healthcare staffing totaled $76.8 million and $92.3 million for the nine months ended September 30, 2012 and 2013, respectively. These revenues are generated from contracts that are subject to a competitive bidding process which primarily takes place during the third quarter of each year. A portion of the contracts awarded during the third quarter of 2012 expired during 2013 and were subject to a competitive rebidding and award process. We were successful in retaining existing business and winning new bids in the estimated annualized amount of $118.9 million following the completion of the bidding process as of October 1, 2013. The estimated annualized amount of $118.9 million included $14.0 million awarded under one year contracts.
In addition, over the last several years the process of awarding military and government facility healthcare staffing contracts has developed a bias toward intentionally awarding certain contracts to qualified small and minority owned businesses. Although we participate in such small and minority owned business awards to the extent we can serve as a sub-contractor, our revenues from these arrangements are limited compared to a contract award we retain through the regular competitive bidding process. Approximately 29.6% and 26.3% of our military staffing revenue for each of the nine months ended September 30, 2012 and 2013, respectively, was derived through sub-contracting agreements with small business prime contractors.

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
There have been no material changes to these critical accounting policies or their application during the nine months ended September 30, 2013.
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
A significant portion (approximately 84% of our net revenue before provision for uncollectibles for both the nine months ended September 30, 2013 and the year ended December 31, 2012) resulted from fee for service patient visits. Fee for service revenue represents revenue earned under contracts in which we bill and collect the professional component of charges for medical services rendered by our affiliated contracted and employed physicians. Under the fee for service arrangements, we bill patients for services provided and receive payment from patients or their third-party payers. Fee for service revenue is reported net of contractual allowances and policy discounts. Contractual adjustments represent our estimate of discounts and other adjustments to be recognized from gross fee for service charges under contractual payment arrangements, primarily with commercial, managed care, and governmental payment plans such as Medicare and Medicaid when our affiliated providers participate in such plans. All services provided are expected to result in cash flows and are therefore reflected as net revenue before provision for uncollectibles in the financial statements. Fee for service revenue is recognized in the period in which the services are rendered to specific patients and reduced immediately for the estimated impact of contractual allowances in the case of those patients having third-party payer coverage. The recognition of net revenue before provision for uncollectibles (gross charges less contractual allowances) from such visits is dependent on such factors as proper completion of medical charts following a patient visit, the forwarding of such charts to one of our billing centers for medical coding and entering into our billing systems and the verification of each patient’s submission or representation at the time services are rendered as to the payer(s) responsible for payment of such services. Net revenue before provision for uncollectibles is recorded based on the information known at the time of entering of such information into our billing systems as well as an estimate of the net revenue before provision for uncollectibles associated with medical charts for a given service period that have not been processed yet into our billing systems. The above factors and estimates are subject to change. For example, patient payer information may change following an initial attempt to bill for services due to a change in payer status. Such changes in payer status have an impact on recorded net revenue before provision for uncollectibles due to different payers being subject to different contractual allowance amounts. Such changes in net revenue before provision for uncollectibles are recognized in the period that such changes in payer become known. Similarly, the actual volume of medical charts not processed into our billing systems may be different from the amounts estimated. Such differences in net revenue before provision for uncollectibles are adjusted in the following month based on actual chart volumes processed.
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
The table below summarizes our approximate payer mix as a percentage of consolidated fee for service volume for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
Payer:
Medicare	23.4%	24.4%	23.5%	24.4%
Medicaid	24.3	25.1	25.5	25.7
Commercial and managed care	28.0	26.2	27.3	26.5
Self-pay	21.6	22.0	21.5	21.4
Other	2.7	2.3	2.2	2.0
Total	100.0%	100.0%	100.0%	100.0%
Estimated net revenue derived from commercial and managed care plans was approximately 38% for the nine months ended September 30, 2013 and 2012. Estimated net revenue derived from the Medicare program was approximately 17% of total net revenue in the nine months ended September 30, 2013 and 2012. Estimated net revenue derived from the Medicaid program was approximately 10% of total net revenue in the nine months ended September 30, 2013 and 2012. In addition, net revenue derived from within the Military Health System (“MHS”), which is the U.S. military’s dependent healthcare program and other government agencies, was approximately 5% in the nine months ended September 30, 2013 and 2012.
Accounts Receivable. As described above and below, we determine the estimated value of our accounts receivable based on estimated cash collection run rates of estimated future collections by contract for patient visits under our fee for service revenue. Accordingly, we are unable to report the payer mix composition on a dollar basis of its outstanding net accounts receivable. However, a 1% change in the estimated carrying value of our net fee for service patient accounts receivable before consideration of the allowance for uncollectible accounts at September 30, 2013 could have an after tax effect of approximately $4.0 million on our financial position and results of operations. Our days revenue outstanding at December 31, 2012 and September 30, 2013 were 61.5 days and 57.3 days, respectively. The number of days outstanding will fluctuate over time due to a number of factors including the timing of cash collections and valuation adjustments recorded during the period and increases in average revenue per day that are primarily attributed to an increase in gross charges and patient volumes and increased pricing with managed care plans. Our allowance for doubtful accounts totaled $395.2 million as of September 30, 2013.

Approximately 99% of our allowance for doubtful accounts is related to gross fees for fee for service patient visits. Our principal exposure for uncollectible fee for service visits is centered in self-pay patients and in co-payments and deductibles from patients with insurance. While we do not specifically allocate the allowance for doubtful accounts to individual accounts or specific payer classifications, the portion of the allowance associated with fee for service charges as of September 30, 2013 was equal to approximately 92% of outstanding self-pay fee for service patient accounts.
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
The underlying information that serves as the foundational basis for making our actuarial estimates of professional liability losses is our internal database of incurred professional liability losses. The Company has captured extensive professional liability loss data going back, in some cases, over twenty years, that is maintained and updated on an ongoing basis by our internal claims management personnel. Our database contains comprehensive incurred loss information for our existing operations as far back as fiscal 1997 (reflecting the initial timeframe in which we migrated to a consolidated professional liability program concurrent with the consummation of several significant acquisitions), and we also possess additional loss data that predates 1997 dates of occurrence for certain of our operations. Loss information reflects both paid and reserved losses incurred when we were covered by outside commercial insurance programs as well as paid and reserved losses incurred under our self-insurance program. Because of the comprehensive nature of the loss data and our comfort with the completeness and reliability of the loss data, this is the information that is used in the development of our actuarial loss estimates. We believe this database is one of the largest repositories of physician professional liability loss information available in our industry and provides us and our actuarial consultants with sufficient data to develop reasonable estimates of the ultimate losses under our self-insurance program. In addition to the estimated losses, as part of the actuarial process, we obtain revised payment pattern assumptions that are based upon our historical loss and related claims payment experience. Such payment patterns reflect estimated cash outflows for aggregate incurred losses by period based upon the occurrence date of the loss as well as the report date of the loss. Although variances have been observed in the actuarial estimate of ultimate losses by occurrence period between actuarial studies, the estimated payment patterns have shown much more limited variability. We use these payment patterns to develop our estimate of the discounted reserve amounts. The relative consistency of the payment pattern estimates provides us with a foundation in which to develop a reasonable estimate of the discount value of the professional liability reserves based upon the most current estimate of ultimate losses to be paid and the reasonable likelihood of the related cash flows over the payment period. Our estimated loss reserves were discounted at 0.7% as of December 31, 2012 and 1.1% as of September 30, 2013, which was the current weighted average Treasury rate, over a 10 year period at December 31, 2012 and September 30, 2013, which reflects the risk free interest rate over the expected period of claims payments.

In establishing our initial reserves for a given loss period, management considers the results of the actuarial loss estimates for such periods as well as assumptions regarding loss retention levels and other program costs to be incurred. On a semi-annual basis, we will review our professional liability reserves considering not only the reserves and loss estimates associated with the current period but also the reserves established in prior periods based upon revised actuarial loss estimates. The actuarial estimation process employed utilizes a frequency severity simulation model to estimate the ultimate cost of claims for each loss period. The results of the simulation model are then validated by a comparison to the results from several different actuarial methods (paid loss development, incurred loss development, incurred Bornhuetter-Ferguson method, paid Bornhuetter-Ferguson method) for reasonableness. Each method contains assumptions regarding the underlying claims process. Actuarial loss estimates at various confidence levels capture the variability in the loss estimates for process risk but assume that the underlying model and assumptions are correct. Adjustments to professional liability loss reserves will be made as needed to reflect revised assumptions and emerging trends and data. Any adjustments to reserves are reflected in the current operations. Due to the size of our reserves for professional liability losses, even a small percentage adjustment to these estimates can have a material effect on the results of operations for the period in which the adjustment is made. Given the number of factors considered in establishing the reserves for professional liability losses, it is neither practical nor meaningful to isolate a particular assumption or parameter of the process and calculate the impact of changing that single item. The actuarial reports provide a variety of loss estimates based upon statistical confidence levels reflecting the inherent uncertainty of the medical professional liability claims environment in which we operate. Initial year loss estimates are generally recorded using the actuarial expected loss estimate, but aggregate professional liability loss reserves may be carried at amounts in excess of the expected loss estimates provided by the actuarial reports due to the expectation that we believe additional adjustments to prior year estimates may occur as our reporting history and loss development for more recent loss periods matures. In addition, the Company is subject to the risk of claims in excess of insured limits as well as unlimited aggregate risk of loss in certain loss periods. As the Company’s self-insurance program continues to mature and additional stability is noted in the loss development trends in the older years of the program, we expect to continue to review and evaluate the carried level of reserves and make adjustments as needed.
Based on the results of the semi-annual actuarial study completed in October 2013, management determined no additional change was necessary in our consolidated reserves for professional liability losses during the third quarter of 2013 related to prior year loss estimates.
The following reflects the current reserves for professional liability costs as of September 30, 2013 (in millions) as well as the sensitivity of the reserve estimates at a 75% and 90% confidence level:

As reported	$157.7
At 75% confidence level	$164.9
At 90% confidence level	$177.4
It is not possible to quantify the amount of any previous change in our estimate of prior year losses by individual fiscal period due to the nature of the professional liability loss estimates that are provided to us on an occurrence period basis and the nature of the coverage that is obtained in the commercial insurance market which is generally underwritten on a claims made or report period basis. Even though we are self-insured for a significant portion of our risk, due to customer contracting requirements and state insurance regulations, we still, at times, must place coverage on a claims made or report period basis with commercial insurance carriers. When evaluating the appropriate carrying level of our self-insured professional liability reserves, management considers the current estimates of occurrence period loss estimates as well as how such loss estimates and related future claims will interact with previous or current commercial insurance programs when projecting future cash flows. However, the complexity that is associated with multiple occurrence periods interacting with multiple report periods that contain risks and related reserves retained by us, as well as transferred to commercial insurance carriers, makes it impossible to allocate the change in prior year loss estimates to individual occurrence periods. Instead, we evaluate the future expected cash flows for all historical loss periods in the aggregate and compare such estimates to the current carrying value of our professional liability reserves. This process provides the basis for us to conclude that our reserves for professional liability losses are reasonable and properly stated. Management considers the results of actuarial studies when estimating the appropriate level of professional liability reserves and no adjustments to prior year loss estimates were made in periods where updated actuarial loss estimates were not available.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
Net revenue	100.0%	100.0%	100.0%	100.0%
Professional service expenses	77.6	77.9	77.6	78.3
Professional liability costs	3.4	2.9	3.7	3.1
General and administrative expenses	10.2	8.5	10.5	9.5
Other income	(0.6)	(0.2)	(0.3)	(0.2)
Depreciation	0.7	0.7	0.7	0.7
Amortization	1.5	1.4	1.4	1.5
Interest expense, net	0.8	0.6	0.8	0.6
Transaction costs	0.2	0.2	0.2	0.1
Earnings before income taxes	6.2	8.0	5.3	6.3
Provision for income taxes	2.4	3.2	2.1	2.5
Net earnings	3.8%	4.9%	3.2%	3.8%
Net earnings attributable to noncontrolling interest	—%	—%	—%	—%
Net earnings attributable to Team Health Holdings, Inc.	3.8%	4.9%	3.2%	3.7%
Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012
Net Revenue Before Provision for Uncollectibles. Net revenue before provision for uncollectibles in the three months ended September 30, 2013 increased $131.0 million, or 13.3%, to $1.12 billion from $984.8 million in the three months ended September 30, 2012. The increase in net revenue before provision for uncollectibles resulted primarily from increases in fee for service revenue of $112.4 million, contract revenue of $16.8 million and other revenue of $1.8 million. In the three months ended September 30, 2013, fee for service revenue was 84.5% of net revenue before provision for uncollectibles compared to 84.4% in the same period of 2012, contract revenue was 14.5% of net revenue before provision before uncollectibles compared to 14.7% in the same period of 2012 and other revenue was 1.0% in 2013 and 0.9% in the same period of 2012. The increase in fee for service revenue before provision for uncollectibles was primarily a result of a 2.3% increase in total fee for service visits and procedures and an increase in estimated collections per visit and procedure. Estimated collections per visit increased due to annual increases in gross charges and managed care pricing improvements as well as increases in average patient acuity levels. The increase in contract revenue was due primarily to the impact of new and acquired contracts.
Provision for Uncollectibles. The provision for uncollectibles increased $64.1 million, or 14.4%, to $509.8 million in the three months ended September 30, 2013 from $445.6 million in the corresponding quarter in 2012. The provision for uncollectibles as a percentage of net revenue before provision for uncollectibles was 45.7% in the three months ended September 30, 2013 compared with 45.2% in the corresponding quarter of 2012. The provision for uncollectibles is primarily related to revenue generated under fee for service contracts that is not expected to be fully collected. The quarter over quarter increase in the provision for uncollectibles was due primarily to annual increases in gross fee schedules and increases in patient volumes and procedures. Changes in payer mix, particularly the level of self-pay fee for service visits, also have an impact on the provision for uncollectibles. For the three months ended September 30, 2013, self-pay fee for service visits were approximately 22.0% of the total fee for service visits compared to approximately 21.6% in the same quarter of 2012.

Net Revenue. Net revenue in the three months ended September 30, 2013 increased $66.9 million, or 12.4%, to $606.1 million from $539.2 million in the three months ended September 30, 2012. Acquisitions contributed 6.0%, same contract revenue contributed 4.2%, and net sales growth contributed 2.2% of the increase in quarter-over-quarter growth in net revenue.
Total same contract revenue, which consists of contracts under management in both quarters, increased $22.6 million, or 4.7%, to $498.2 million in the three months ended September 30, 2013 compared to $475.6 million in the three months ended September 30, 2012. Increases in same contract estimated collections on fee for service visits of 8.2% provided a 6.0% increase in same contract revenue growth, while fee for service volume declines of 2.3% reduced same contract revenue growth by 1.7% between quarters. The increase in the estimated collections per visit was primarily attributable to increases in managed care contracting and average patient acuity levels between quarters and Medicaid parity revenue, offset by changes in same contract payer mix and Medicare reductions. Contract and other revenue contributed same contract revenue growth of 0.4%. Acquisitions contributed $32.5 million of growth in net revenue and net new contract revenue increased $11.8 million between quarters. The year to date benefit for Medicaid parity revenue recognized in the third quarter is $12.9 million, of which $12.3 million is same contract revenue. Medicaid parity contributed 2.4% of consolidated revenue growth and 2.6% of same contract revenue growth between quarters.
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
The components of net revenue include revenue from contracts that have been in effect for prior periods (same contracts) and from net, new and acquired contracts during the periods, as set forth in the table below:

	Three Months Ended September 30,
	2012	2013
	(in thousands)
Same contracts:
Fee for service revenue	$357,094	$377,423
Contract and other revenue	118,526	120,750
Total same contracts	475,620	498,173
New contracts, net of terminations:
Fee for service revenue	27,947	32,494
Contract and other revenue	25,509	32,805
Total new contracts, net of terminations	53,456	65,299
Acquired contracts:
Fee for service revenue	1,184	24,676
Contract and other revenue	8,962	17,979
Total acquired contracts	10,146	42,655
Consolidated:
Fee for service revenue	386,225	434,593
Contract and other revenue	152,997	171,534
Total net revenue	$539,222	$606,127

The following table reflects the visits and procedures included within fee for service revenues described in the table above:

	Three Months Ended September 30,
	2012	2013
	(in thousands)
Fee for service visits and procedures:
Same contract	2,394	2,338
New and acquired contracts, net of terminations	227	343
Total fee for service visits and procedures	2,621	2,681
Professional Service Expenses. Professional service expenses, which include physician and provider costs, billing and collection expenses, and other professional expenses, totaled $472.0 million in the three months ended September 30, 2013 compared to $418.2 million in the three months ended September 30, 2012, an increase of $53.8 million, or 12.9%. This increase between quarters is primarily related to our acquisitions and net new contract growth and a 4.2% increase in same contract professional service expenses primarily associated with increases in provider compensation. Professional service expenses as a percentage of net revenue less provision for uncollectibles increased to 77.9% in the three months ended September 30, 2013 from 77.6% in the three months ended September 30, 2012.
Professional Liability Costs. Professional liability costs were $17.5 million in the three months ended September 30, 2013 compared to $18.1 million in the three months ended September 30, 2012, a decrease of $0.6 million or 3.4%. The decrease was primarily attributed to favorable current year loss estimates, partially offset by an increase in provider hours including increases from acquisitions and net new contract growth. Professional liability costs as a percentage of net revenue were 2.9% in the third quarter of 2013 and 3.4% in the third quarter of 2012.
General and Administrative Expenses. General and administrative expenses decreased $3.6 million, or 6.5%, to $51.6 million for the three months ended September 30, 2013 from $55.2 million in the three months ended September 30, 2012. General and administrative expenses included a credit to contingent purchase compensation expense of $1.6 million for the three months ended September 30, 2013 compared to $7.6 million of expense for the three months ended September 30, 2012. The credit in contingent purchase expense in the third quarter of 2013 is related to changes in our future contingent payment estimates. Though the related acquisitions are profitable and continue to meet our expectations, due to a lower volume growth environment in 2013, certain acquisitions are growing at a slower pace than in prior periods, resulting in a reduction of our previous estimate of contingent consideration payable at the end of the measurement period. In limited circumstances, the accrued contingent consideration is based on a multiple of earnings of the acquired practices during a specified measurement period and a moderate change in such projected earnings may result in a significant change to the estimated value of such previously projected contingent consideration liability during a reporting period. Excluding the contingent purchase compensation expense, general and administrative expense increased $5.6 million or 11.7%, to $53.2 million for the three months ended September 30, 2013 from $47.6 million in the three months ended September 30, 2012. The increase in general and administrative expenses was due primarily to the inflationary growth in salaries and new positions and increases in incentive, equity based compensation, commissions, and deferred compensation expenses. Total general and administrative expenses as a percentage of net revenue were 8.5% in the third quarter of 2013 and 10.2% in the same quarter in 2012. Excluding contingent purchase compensation expense, general and administrative expenses as a percentage of net revenue were 8.8% in both the third quarters of 2013 and 2012.
Other Income. In the three months ended September 30, 2013, we recognized other income of $1.4 million compared to $3.3 million in the same quarter in 2012. The income recognized in 2013 was primarily related to the change in the fair value of assets related to our non-qualified deferred compensation plan. The income recognized in 2012 was primarily related to the realized gain in the amount of $2.5 million on the sale of investments as well as the change in the fair value of assets related to our non-qualified deferred compensation plan.
Depreciation. Depreciation expense was $4.3 million in the three months ended September 30, 2013 compared to $4.0 million for the three months ended September 30, 2012. The increase of $0.3 million was primarily due to capital expenditures in 2013 and 2012.
Amortization. Amortization expense was $8.7 million in the three months ended September 30, 2013 compared to $8.1 million for the three months ended September 30, 2012. The increase of $0.6 million was primarily a result of an increase in other intangibles recognized in connection with our acquisitions in 2013 and 2012.

Net Interest Expense. Net interest expense decreased $0.3 million to $3.8 million in the three months ended September 30, 2013, compared to $4.2 million in the corresponding quarter in 2012, primarily due to a decrease in interest costs on revolver usage between quarters and a reduction in interest rates related to the November 2012 refinancing, partially offset by an increase in term loan borrowings associated with the November 2012 refinancing.
Transaction Costs. Transaction costs were $1.0 million for the three months ended September 30, 2013 and $1.3 million for the three months ended September 30, 2012. These costs relate to advisory, legal, accounting and other fees incurred related to acquisition activity during the respective periods.
Earnings before Income Taxes. Earnings before income taxes in the three months ended September 30, 2013 were $48.7 million compared to $33.6 million in the three months ended September 30, 2012.
Provision for Income Taxes. The provision for income taxes was $19.2 million in the three months ended September 30, 2013 compared to $13.1 million in the three months ended September 30, 2012.
Net Earnings. Net earnings were $29.5 million in the three months ended September 30, 2013 compared to $20.5 million in the three months ended September 30, 2012.
Net Earnings Attributable to Noncontrolling Interests. Earnings attributable to noncontrolling interests were $49,000 for the three months ended September 30, 2013.
Net Earnings Attributable to Team Health Holdings, Inc. Net earnings attributable to Team Health Holdings, Inc. were $29.4 million and $20.5 million for the three months ended September 30, 2013 and September 30, 2012, respectively.
Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012
Net Revenue Before Provision for Uncollectibles. Net revenue before provision for uncollectibles in the nine months ended September 30, 2013 increased $429.6 million, or 15.6%, to $3.19 billion from $2.76 billion in the nine months ended September 30, 2012. The increase in net revenue before provision for uncollectibles resulted primarily from increases in fee for service revenue of $339.8 million, contract revenue of $86.3 million and other revenue of $3.4 million. In the nine months ended September 30, 2013, fee for service revenue was 84.1% of net revenue before provision for uncollectibles compared to 84.8% in the same period of 2012, contract revenue was 15.0% of net revenue before provision before uncollectibles compared to 14.2% in the same period of 2012 and other revenue was 0.9% in 2013 and 2012. The increase in fee for service revenue before provision for uncollectibles was primarily a result of a 4.5% increase in total fee for service visits and procedures and an increase in estimated collections per visit and procedure. Estimated collections per visit increased due to annual increases in gross charges and managed care pricing improvements as well as increases in average patient acuity levels. The increase in contract revenue was due primarily to the impact of new and acquired contracts.
Provision for Uncollectibles. The provision for uncollectibles increased $191.9 million, or 15.6%, to $1.42 billion in the nine months ended September 30, 2013 from $1.23 billion in the corresponding period in 2012. The provision for uncollectibles as a percentage of net revenue before provision for uncollectibles was 44.7% in the nine months ended September 30, 2013 and 2012. The provision for uncollectibles is primarily related to revenue generated under fee for service contracts that is not expected to be fully collected. The period over period increase in the provision for uncollectibles was due primarily to annual increases in gross fee schedules and increases in patient volumes and procedures. Changes in payer mix, particularly the level of self-pay fee for service visits, also have an impact on the provision for uncollectibles. For the nine months ended September 30, 2013, self-pay fee for service visits were approximately 21.4% of the total fee for service visits compared to approximately 21.5% in the same period of 2012.
Net Revenue. Net revenue in the nine months ended September 30, 2013 increased $237.6 million, or 15.6%, to $1.76 billion from $1.52 billion in the nine months ended September 30, 2012. Acquisitions contributed 9.1%, net sales growth contributed 3.6%, and same contract revenue contributed 2.9% of the increase in year-over-year growth in net revenue.
Total same contract revenue, which consists of contracts under management in both periods, increased $44.3 million, or 3.4%, to $1.34 billion in the nine months ended September 30, 2013 compared to $1.29 billion in the nine months ended September 30, 2012. Increases in same contract estimated collections on fee for service visits of 6.0% provided a 4.4% increase in same contract revenue growth. The increase in the estimated collections per visit was primarily attributable to annual increases in gross charges and managed care pricing improvements as well as increases in average patient acuity levels and Medicaid parity revenue, partially offset by changes in same contract payer mix and Medicare reductions between periods. Fee for service volume declines of 1.3% reduced same contract revenue growth by1.0% between periods. Acquisitions contributed $138.6 million of growth in net revenue between quarters and net new contract revenue increased $54.7 million between periods. Medicaid parity revenue contributed 0.8% of consolidated revenue growth between periods and 0.9% of same contract revenue growth.
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
The components of net revenue include revenue from contracts that have been in effect for prior periods (same contracts) and from net, new and acquired contracts during the periods, as set forth in the table below:

	Nine Months Ended September 30,
	2012	2013
	(in thousands)
Same contracts:
Fee for service revenue	$969,190	$1,013,914
Contract and other revenue	325,426	324,960
Total same contracts	1,294,616	1,338,874
New contracts, net of terminations:
Fee for service revenue	95,192	111,921
Contract and other revenue	75,923	113,933
Total new contracts, net of terminations	171,115	225,854
Acquired contracts:
Fee for service revenue	43,069	131,241
Contract and other revenue	15,383	65,836
Total acquired contracts	58,452	197,077
Consolidated:
Fee for service revenue	1,107,451	1,257,076
Contract and other revenue	416,732	504,729
Total net revenue	$1,524,183	$1,761,805
The following table reflects the visits and procedures included within fee for service revenues described in the table above:

	Nine Months Ended September 30,
	2012	2013
	(in thousands)
Fee for service visits and procedures:
Same contract	6,631	6,544
New and acquired contracts, net of terminations	1,030	1,463
Total fee for service visits and procedures	7,661	8,007
Professional Service Expenses. Professional service expenses, which include physician and provider costs, billing and collection expenses, and other professional expenses, totaled $1.38 billion in the nine months ended September 30, 2013 compared to $1.18 billion in the nine months ended September 30, 2012, an increase of $196.9 million, or 16.7%. This increase between years is primarily related to our acquisitions and net new contract growth and a 3.7% increase in same contract professional service expense primarily associated with increases in provider compensation. Professional service expenses as a percentage of net revenue less provision for uncollectibles increased to 78.3% in the nine months ended September 30, 2013 from 77.6% in the nine months ended September 30, 2012.
Professional Liability Costs. Professional liability costs were $55.2 million in the nine months ended September 30, 2013 compared to $57.0 million in the nine months ended September 30, 2012, a decrease of $1.8 million or 3.2%. Professional liability costs for the nine months ended September 30, 2012 included an increase in prior year professional liability loss reserves of $5.2 million. Excluding the prior year reserve adjustment in the nine months ended September 30, 2012, professional liability costs increased $3.3 million, or 6.4%. The increase was primarily attributed to an increase in provider hours including increases from acquisitions and net new contract growth. Excluding the prior year reserve adjustment in the nine months ended September 30, 2012, professional liability costs as a percentage of net revenue were 3.1% in the nine months ended September 30, 2013 and 3.4% in the nine months ended September 30, 2012.
General and Administrative Expenses. General and administrative expenses increased $6.6 million, or 4.1%, to $166.6 million for the nine months ended September 30, 2013 from $160.0 million in the nine months ended September 30, 2012. General and administrative expenses included contingent purchase compensation expense of $18.6 million for the nine months ended September 30, 2013 and $26.1 million for the nine months ended September 30, 2012. Excluding the contingent purchase compensation expense, general and administrative expense increased $14.2 million or 10.6%, to $148.0 million for the nine months ended September 30, 2013 from $133.9 million in the nine months ended September 30, 2012. The increase in general and administrative expenses was due primarily to inflationary growth in salaries and new positions, increases in equity compensation, commissions and deferred compensation expenses as well as the impact of recent acquisitions. Total general and administrative expenses as a percentage of net revenue were 9.5% in the nine months ended September 30, 2013 and 10.5% in the nine months ended September 30, 2012. Excluding contingent purchase compensation expense, general and administrative expenses as a percentage of net revenue were 8.4% in the nine months ended September 30, 2013 compared to 8.8% in the nine months ended September 30, 2012.
Other Income. In the nine months ended September 30, 2013, we recognized other income of $2.8 million compared to $4.5 million for the same period in 2012. The income recognized in 2013 was primarily related to the change in the fair value of assets related to our non-qualified deferred compensation plan. The income recognized in 2012 was primarily related to the realized gain in the amount of $2.5 million on the sale of investments as well as the change in the fair value of assets related to our non-qualified deferred compensation plan.
Depreciation. Depreciation expense was $12.6 million in the nine months ended September 30, 2013 compared to $10.6 million for the nine months ended September 30, 2012. The increase of $1.9 million was primarily due to capital expenditures in 2013 and 2012.
Amortization. Amortization expense was $27.0 million in the nine months ended September 30, 2013 compared to $21.5 million for the nine months ended September 30, 2012. The increase of $5.5 million was a result of an increase in other intangibles recognized in connection with our acquisitions in 2013 and 2012.
Net Interest Expense. Net interest expense was $11.4 million in the nine months ended September 30, 2013, compared to $11.7 million in the nine months ended September 30, 2012. Net interest expense in 2013 was impacted by reduced interest on revolver usage offset by increased interest associated with increased term borrowings and a reduction of interest income on insurance investments compared to 2012.
Transaction Costs. Transaction costs were $1.6 million for the nine months ended September 30, 2013 compared to $3.8 million for the nine months ended September 30, 2012. These costs relate to advisory, legal, accounting and other fees incurred related to acquisition activity during the respective periods.
Earnings before Income Taxes. Earnings before income taxes in the nine months ended September 30, 2013 were $110.7 million compared to $81.3 million in the nine months ended September 30, 2012.
Provision for Income Taxes. The provision for income taxes was $44.6 million in the nine months ended September 30, 2013 compared to $32.4 million in the nine months ended September 30, 2012.
Net Earnings. Net earnings were $66.1 million in the nine months ended September 30, 2013 compared to $49.0 million in the nine months ended September 30, 2012.
Net Earnings Attributable to Noncontrolling Interests. Earnings attributable to noncontrolling interests were $0.1 million for the nine months ended September 30, 2013.
Net Earnings Attributable to Team Health Holdings, Inc. Net earnings attributable to Team Health Holdings, Inc. were $65.9 million and $49.0 million for the nine months ended September 30, 2013 and September 30, 2012, respectively.

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
Cash flow provided by operations for the nine months ended September 30, 2013 was $114.7 million compared to $23.6 million in the same period in 2012. There were $0.5 million contingent purchase price payments in the nine months ended September 30, 2013 and $17.9 million in the same period in 2012. Also included in operating cash flows in 2012 were $37.3 million in premium payments related to the loss portfolio transfer. Excluding the impact of the contingent purchase and loss transfer payments, the operating cash flows in 2013 were $115.2 million compared to $78.8 million in 2012, reflecting an increase of $36.4 million, period over period, principally due to an increase in profitability and a decrease in account receivable funding. Cash used in investing activities in the nine months ended September 30, 2013 was $43.4 million compared to $138.3 million in the same period of 2012. The $94.9 million decrease in cash used in investing activities was principally due to a decrease in cash used for acquisitions and a decrease in proceeds from investments by our insurance subsidiary between periods. Cash provided from financing activities in the nine months ended September 30, 2013 was $19.5 million compared to $111.9 million in the nine months ended September 30, 2012. The change in cash provided from financing activities was primarily due to no borrowings under our Revolver in 2013 compared to the prior period and an increase in term debt payments related to our November 2012 refinancing, partially offset by an increase in proceeds from stock option exercises.
We spent $11.6 million in the first nine months of 2013 and $15.7 million in the first nine months of 2012 on capital expenditures. These expenditures were primarily for billing and information technology investments and related development projects along with projects in support of operational initiatives.
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
As of September 30, 2013, we had $505.6 million in aggregate indebtedness consisting of our term loans with an additional $250.0 million of borrowing capacity available under our senior secured revolving credit facility (without giving effect to $6.1 million of undrawn letters of credit).
Our senior credit facility agreement contains both affirmative and negative covenants, including limitations on our ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire our capital stock, acquire the capital stock or assets of another business and pay dividends, and require us to comply with a maximum first lien net leverage ratio, tested quarterly. At September 30, 2013, we were in compliance with all covenants under the senior credit facility agreement. The senior credit facility is secured by substantially all of our and our U.S. subsidiaries’ assets.

As of September 30, 2013, we had total cash and cash equivalents of approximately $132.0 million. There were no known liquidity restrictions or impairments on our cash and cash equivalents as of September 30, 2013. Our ongoing cash needs for the nine months ended September 30, 2013 were met from internally generated operating sources. As of September 30, 2013, there were no amounts outstanding under the revolving credit facility.
We have historically been an acquirer of other physician staffing businesses and related interests. For the nine months ended September 30, 2013, total net cash used in acquisitions was $22.4 million. As of September 30, 2013, we estimate future contingent payment obligations to be approximately $53.9 million for acquisitions made prior to September 30, 2013, which we expect to fund over a period of three years. $42.0 million was recorded as a liability on our balance sheet as of September 30, 2013, while the remaining estimated liability of $11.8 million will be recorded as contingent purchase compensation expense over the remaining performance period. In addition, we had a prepaid contingent purchase obligation of $3.2 million that will be amortized as contingent purchase compensation expense over the remaining performance period. See Note 4 of notes to the consolidated financial statements.
We are in discussions with certain physician staffing businesses regarding potential acquisition opportunities. If we consummate these potential acquisitions, we would expect to fund such acquisitions using our existing cash, through borrowings under our revolving credit facility, or through the issuance of additional debt or equity.
Effective March 12, 2003, we began providing for professional liability risks in part through a captive insurance company. Prior to such date, we insured such risks principally through the commercial insurance market. The change in the professional liability insurance program initially resulted in increased cash flow due to the retention of cash formerly paid out in the form of insurance premiums to a commercial insurance company coupled with a long period (typically 2-4 years or longer on average) before cash payout of such losses occurs. A portion of such cash retained is retained within our captive insurance company and therefore is not immediately available for general corporate purposes. As of September 30, 2013, the current value of cash or cash equivalents and related investments held within the captive insurance subsidiary totaled approximately $80.0 million. Investments of the captive insurance subsidiary are carried at fair market value and as of September 30, 2013 reflected $0.8 million of net unrealized gains. See Note 6 of the accompanying consolidated financial statements for a discussion of the investments held by our captive insurance subsidiary.
Effective June 1, 2013, we renewed our fronting carrier program with a commercial insurance carrier through May 31, 2014. In connection with this renewal, we have paid cash premiums of approximately $12.0 million to the commercial insurance carrier. For the nine months ended September 30, 2013, we funded approximately $29.2 million of premiums to our captive insurance subsidiary.

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

The following table sets forth a reconciliation of net earnings attributable to Team Health Holdings, Inc. to Adjusted EBITDA.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
	(in thousands)
Net earnings attributable to Team Health Holdings, Inc.	$20,453	$29,427	$48,993	$65,935
Interest expense, net	4,151	3,827	11,682	11,363
Provision for income taxes	13,127	19,184	32,350	44,646
Depreciation	3,962	4,281	10,611	12,559
Amortization	8,058	8,665	21,507	27,033
Other income(a)	(3,303)	(1,384)	(4,476)	(2,848)
Contingent purchase compensation expense(b)	7,558	(1,602)	26,143	18,568
Transaction costs(c)	1,287	1,017	3,792	1,590
Equity based compensation expense(d)	1,961	2,906	4,822	6,988
Insurance subsidiary interest income	429	444	1,541	1,308
Professional liability loss reserve adjustments associated with prior years	—	—	5,165	—
Severance and other charges	768	1,293	2,062	2,263
Adjusted EBITDA	$58,451	$68,058	$164,192	$189,405

(a)	Reflects gain or loss on sale of assets, realized gains on investments, and changes in fair value of investments associated with the Company’s non-qualified retirement plan.

(b)	Reflects expense recognized for estimated future contingent payments associated with acquisitions.

(c)	Reflects expenses associated with accounting, legal, due diligence and other transactions fees related to acquisition activity.

(d)	Reflects costs related to options and restricted shares granted under the Team Health Holdings, Inc. 2009 Amended and Restated Stock Incentive Plan.
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
At September 30, 2013, the fair value of the Company’s total debt, which had a carrying value of $505.6 million, was approximately $505.6 million. The Company had $505.6 million of variable debt outstanding at September 30, 2013, with $244.4 million subject to a 1.0% LIBOR floor. If the market interest rates for the Company’s variable rate borrowings had averaged 1% more subsequent to December 31, 2012, the Company’s interest expense would have increased, and earnings before income taxes would have decreased, by approximately $2.5 million for the nine months ended September 30, 2013. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management could take actions in an attempt to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company’s financial structure.

Item 4.	Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired objectives. As of September 30, 2013, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2013, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting: There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
On August 20, 2013, a federal lawsuit was unsealed against the Company and unrelated third parties in the Eastern District of California. The qui tam whistleblower complaint was filed in June 2011 and asserts violations of federal and state false claims acts based primarily on alleged misuse of a medical record template used to document the medical services provided to patients. The federal government has declined to intervene in the case, and no state has intervened. The plaintiff filed a notice of voluntary dismissal on October 4, 2013.
On September 3, 2013, the Company received a subpoena from the U.S. Department of Health and Human Services Office of Inspector General. The subpoena requests copies of certain documents that are primarily related to the Company’s services at hospitals that are affiliated with Health Management Associates, Inc. (“HMA”) and any of HMA’s affiliates. The Company intends to cooperate with the government in its investigation and is in the process of responding to the government’s request.

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

18.1
July 30, 2013 Preferability Letter of Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 18.1 to the Registrant's Quarterly Report on Form 10-Q filed on July 30, 2013: File No. 001-34583).

31.1	Certification by Greg Roth for Team Health Holdings, Inc. dated September 30, 2013 as required by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification by David Jones for Team Health Holdings, Inc. dated September 30, 2013 as required by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Certification by Greg Roth for Team Health Holdings, Inc. dated September 30, 2013 as required by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.2	Certification by David Jones for Team Health Holdings, Inc. dated September 30, 2013 as required by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, (ii) Consolidated Statement of Operations for the three and nine months ended September 30, 2013 and 2012, (iii) Consolidated Statement of Cash Flows for the nine months ended September 30, 2013 and 2012, and (iv) Notes to Consolidated Financial Statements.†

†
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

TEAM HEALTH HOLDINGS, INC.

November 5, 2013	/S/ GREG ROTH
Greg Roth Chief Executive Officer

November 5, 2013	/S/ DAVID P. JONES
David P. Jones Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

3.1	Certificate of Incorporation of Team Health Holdings, Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed on December 18, 2009: File No. 001-34583)

3.2	Amended and Restated By-laws of Team Health Holdings, Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed on April 18, 2013: File No. 001-34583)

18.1
July 30, 2013 Preferability Letter of Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 18.1 to the Registrant's Quarterly Report on Form 10-Q filed on July 30, 2013: File No. 001-34583).

31.1	Certification by Greg Roth for Team Health Holdings, Inc. dated September 30, 2013 as required by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification by David Jones for Team Health Holdings, Inc. dated September 30, 2013 as required by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Certification by Greg Roth for Team Health Holdings, Inc. dated September 30, 2013 as required by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.2	Certification by David Jones for Team Health Holdings, Inc. dated September 30, 2013 as required by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, (ii) Consolidated Statement of Operations for the three and nine months ended September 30, 2013 and 2012, (iii) Consolidated Statement of Cash Flows for the nine months ended September 30, 2013 and 2012, and (iv) Notes to Consolidated Financial Statements.†

†
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