Form 10-K
period 2013-12-31
TEAM HEALTH HOLDINGS INC.
filed 2014-02-13
CIK 1082754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2013

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☑  Yes    ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the registrant is a large accelerated filers, accelerated filer, a non-accelerated filer or smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☑
As of June 28, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting and non-voting common equity held by non-affiliates (for this purpose, all outstanding and issued common stock minus stock held by the officers, directors and known holders of 10% or more of the registrant’s common stock) was $2.8 billion, based on the closing price of the registrant’s common stock reported on the New York Stock Exchange on such date of $41.07 per share. As of February 7, 2014, there were outstanding 70,041,310 shares of common stock of Team Health Holdings, Inc, with a par value of $.01.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement relating to the 2014 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

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
Our Company
We believe we are one of the largest suppliers of outsourced healthcare professional staffing and administrative services to hospitals and other healthcare providers in the United States, based upon revenues, patient visits, and number of clients. We serve approximately 860 civilian and military hospitals, clinics and physician groups in 46 states with a team of approximately 9,700 affiliated healthcare professionals, including physicians, physician assistants, nurse practitioners, and nurses. We recruit and contract with healthcare professionals who then provide professional services within third-party healthcare facilities. We are a physician-founded organization with physician leadership throughout all levels of our organization. Since our inception in 1979, we have provided outsourced services in emergency departments (EDs). We also provide comprehensive programs for inpatient services (hospitalists comprising the specialties of internal medicine, orthopedic surgery, general surgery and OB/GYN), anesthesiology, urgent care, pediatrics and other healthcare services, by providing permanent staffing that enables the management teams of hospitals and other healthcare facilities to outsource certain management, recruiting, hiring, payroll, billing and collection and benefits functions.
EDs are a significant source of hospital inpatient admissions with a majority of admissions for key medical service lines starting in EDs, making successful management of this department critical to a hospital’s patient satisfaction rates and overall success. This dynamic, combined with the challenges involved in billing and collections and physician recruiting and retention, is a primary driver for hospitals to outsource their clinical staffing and management services to companies such as ours. For the year ended December 31, 2013, our clinicians provided services to approximately 11 million patients within our EDs. Our net revenues from ED contracts increased by approximately 58% from the beginning of 2009 through 2013, or at a compound annual growth rate of approximately 12.1%. We have long-term relationships with customers under exclusive ED contracts with an approximate 94% renewal rate and a 92% physician retention rate as of December 31, 2013 (calculated on a preceding 12 months basis). The EDs that we staff are generally located in mid-sized to larger hospitals. We believe our experience and expertise in managing the complexities of these high-volume EDs enable our hospital clients to provide higher quality and more efficient physician and administrative services. In this type of setting, we can establish stable long-term relationships, recruit and retain high quality physicians and other providers and staff, and obtain attractive payor mixes and reasonable margins.
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
We are a national company delivering our services through 19 regional operating units located in key geographic markets. Our operating model enables us to provide a localized presence combined with the benefits of scale in centralized administrative and other back office functions that accrue to a larger, national company. The teams in our regional offices are responsible for managing our client relationships and providing healthcare administrative services.
On December 21, 2009, Team Health Holdings, Inc., a corporation organized under the laws of the State of Delaware, completed the initial public offering of its common stock, in which it issued a total of 15,295,000 shares of its common stock (after exercise by the underwriters of their over-allotment option). The Company’s common stock is traded on the New York Stock Exchange (NYSE) under the symbol “TMH.”

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
Emergency Department. We believe we are one of the largest providers of outsourced clinical staffing and administrative services for EDs in the United States, based upon revenues and patient visits. We contract with hospitals to provide qualified emergency physicians, physician assistants and nurse practitioners for their EDs. In addition to the core services of contract management, recruiting, credentials coordination, staffing and scheduling, we provide our client hospitals with enhanced services designed to improve the efficiency and effectiveness of their EDs. We have specific programs that apply proven process improvement methodologies to departmental operations. By providing these enhanced services, we believe we increase the value of services we provide to our clients and improve client relations. Additionally, we believe these enhanced services also differentiate us from our competitors in sales situations and improve our chances of being selected in a competitive bidding process. As of December 31, 2013, we independently contracted with or employed approximately 4,000 hospital-based emergency physicians. Net revenues derived from our ED service line were 72%, 71% and 69% of our consolidated net revenues in 2011, 2012 and 2013, respectively.

Inpatient Services (Hospitalists Comprising the Specialties of Internal Medicine, Orthopedic Surgery, General Surgery and OB/GYN). We provide physician staffing and administrative functions for inpatient services, which include hospital medicine, intensivist and house coverage services. Our inpatient contracts with hospitals are generally on a cost-plus or flat rate basis. We also contract directly with health plans. As of December 31, 2013, we independently contracted with or employed approximately 600 inpatient physicians. Net revenues derived from our inpatient services operations were 9% of our consolidated net revenues in 2011, 10% in 2012 and 12% in 2013.
Anesthesiology. We provide outsourced anesthesiology and pain management solutions to hospitals and ambulatory surgery centers on a ‘turn-key’ basis. The services provided by our anesthesiologists and Certified Registered Nurse Anesthetists (CRNAs) include anesthesia for the full range of surgical subspecialties, including cardiac, pediatric, trauma, ambulatory, orthopedic, obstetrical, general and ear, nose and throat, as well as interventional pain management. We also provide comprehensive administrative oversight and business management of these services, including processes designed to improve the efficiency and effectiveness of the anesthesiology department and the hospital’s surgical services. We believe that this, along with our industry reputation and our focus on high levels of customer service, provide us with key market differentiation. As of December 31, 2013, we independently contracted with or employed approximately 300 anesthesiologists. Net revenues derived from our anesthesiology service line were 7%, 8% and 10% of our consolidated net revenues in 2011, 2012 and 2013, respectively.
Military Staffing Services. We provide physician and other non-physician staffing services, including such services as nursing, specialty technician and administrative staffing, primarily in military treatment and outpatient clinical facilities within the United States. These services are generally provided on an hourly contract basis. Net revenues derived from our military staffing services line were 5%, of our consolidated net revenues in 2011, 2012 and 2013.
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
Pediatrics. We provide outsourced pediatric physician staffing and administrative services for general and pediatric hospitals on a fee for service basis. These services include pediatric emergency medicine, neonatal intensive care, pediatric intensive care, urgent care centers, primary care centers, observation units and inpatient services. We also operate after-hours pediatric urgent care centers in Florida.
Urgent Care and Occupational Medicine. We provide cost-effective, high quality primary care physician staffing and administrative services in stand-alone urgent care clinics and in clinics located on the work-site of industrial clients. Urgent care is an emerging area that is an important part of the continuum of care and not only serves as a portal on the initial or front end of care but also as a site for the delivery of follow up post discharge care to patients. We believe that there will be a need for increased urgent care capacity as a result of an expansion in the number of individuals with health insurance under the Patient Protection and Affordable Care Act (PPACA) and the reemergence of cost-based initiatives will increase pressure to drive care to the lowest cost setting. As opportunities present themselves, we will look to develop urgent care clinics in attractive markets including working in concert with our hospital partners in various arrangements including potential joint ventures or staffing hospital owned facilities.
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
Our contracts with hospitals generally have terms of three years. Our present contracts with military treatment and government facilities are generally for one year. Both types of contracts often include automatic renewal options under similar terms and conditions unless either party gives notice to the other of an intent not to renew. Despite the fact that most contracts are terminable by either party upon notice of as little as 90 days, the average tenure of our existing ED contracts is approximately eleven years. The termination of a contract is usually due to either an award of the contract to another staffing provider as a result of a competitive bidding process or the termination of the contract by us due to a lack of an acceptable profit margin on fee for service patient volumes coupled with inadequate contract subsidies. Contracts may also be terminated as a result of a hospital facility closing due to facility mergers or a hospital attempting to insource the services being provided by us.
Hospitals. We provide outsourced physician staffing and administrative services to hospitals under fee for service contracts, flat-rate contracts and cost-plus contracts. Hospitals entering into fee for service contracts agree, in exchange for granting exclusivity to us for such services, to authorize us to bill and collect the professional component of the charges for such professional services. Under the fee for service arrangements, we bill patients and third-party payors for services rendered. Depending on the underlying economics of the services provided to the hospital, including its payor mix, we may also receive supplemental revenue from the hospital. In a fee for service arrangement, we accept responsibility for billing and collections.

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
Physicians. We contract with physicians as independent contractors or employees to provide the professional services necessary to fulfill our contractual obligations to our hospital clients. We typically pay physicians: (1) a base rate (generally for emergency physicians an hourly rate for each hour of coverage and a base salary for other physician specialties) provided at rates comparable to the market in which they work; (2) a productivity-based payment such as a relative value unit (RVU) based payment or (3) a combination of both a fixed rate and a productivity-based payment. The hourly rate varies depending on whether the physician is independently contracted or an employee. Independently contracted physicians are required to pay self-employment tax, social security, and workers’ compensation insurance premiums. By contrast, we pay these taxes and expenses for employed physicians. See “Risk Factors—Risks Related to Our Business—A reclassification of our independent contractor physicians by tax authorities could require us to pay retroactive taxes and penalties which could have a material adverse effect on us.”
Our contracts with physicians generally have automatic renewal provisions and can be terminated at any time under certain circumstances by either party without cause, typically upon 90 to 180 days notice. Our physician contracts may also be terminated immediately for cause by us under certain circumstances. In addition, we have generally required physicians to sign non-competition and non-solicitation agreements. Although the terms of our non-competition and non-solicitation agreements vary from physician to physician, they generally restrict the physician for two years after termination from divulging confidential information, soliciting or hiring our employees and physicians, inducing termination of our agreements, competing for and/or soliciting our clients and, in limited cases, providing services in a particular geographic region. As of December 31, 2013, we had working relationships with more than 5,400 physicians, of which approximately 3,200 were independently contracted. See “Risk Factors—Risks Related to Our Business—If we are not able to successfully recruit and retain qualified physicians and nurses to serve as our independent contractors or employees, our net revenues could be adversely affected.”
Other Healthcare Professionals. We utilize other advanced practice clinicians, such as physician assistants, nurse practitioners and CRNAs to assist physicians when staffing our hospital-based facilities. We also provide other healthcare professionals such as nurses, specialty technicians and administrative support staff on a contractual basis to military treatment and government facilities. As of December 31, 2013, we employed or contracted with approximately 4,300 other healthcare professionals.
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
Billing and Collections. Our billing and collection services are a critical component of our business. Our fee for service billing and collections operations are primarily conducted at one of four billing locations and operate on a uniform billing system using a state of the art billing and accounts receivable software package with comprehensive reporting capabilities. We are able to maintain fee schedules that vary for the level of care rendered and to apply contractually agreed upon allowances (in the case of commercial and managed care insurance payors) and reimbursement policy parameters (in the case of governmental payors) to allow us to process payor reimbursements at levels that are less than the gross charges resulting from our fee schedules. Our billing system calculates the contractual allowances at the time of processing of third-party payor remittances. The contractual allowance calculation is used principally to determine the propriety of subsequent third-party payor payments. The nature of emergency care services and the requirement to treat all patients in need of such care and often times under circumstances where complete and accurate billing information is not readily available at the time of discharge, precludes the use of our billing system to accurately determine contractual allowances on an individual patient basis for financial reporting purposes. As a result, management estimates net revenues, which is our revenue estimated to be collected after considering our contractual allowance obligations and our estimates of doubtful accounts, as further discussed in detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
We have interfaced a number of other software systems with our billing system to further improve productivity and efficiency. Foremost among these is an electronic registration interface that has the capability to gather registration information directly from a hospital’s management information system. Additionally, we have invested in electronic submission of claims and remittance posting, as well as electronic chart capture, workflow, and online coding. These programs have resulted in lower labor and postage expenses. During 2013, approximately 96% of our approximately eleven million fee for service patient visits were processed by one of our four billing locations.
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

Risk Management. Through the organization’s Patient Safety Organization (PSO), claims management staff, quality assurance staff and medical directors, we manage an aggressive risk management program for loss prevention and early intervention. We are proactive in promoting early reporting, evaluation and resolution of serious incidents that may evolve into claims or suits. Our risk management function is designed to prevent or minimize medical professional liability claims and includes:

•	incident reporting systems through which we monitor events that may potentially become claims;

•	tracking/trending the cause of events and claims looking for preventable sources of erroneous medical treatment or decision-making;

•	risk management quality improvement programs;

•	physician education and service programs, including peer review and monitoring and the provision of approximately 288,000 hours of Category I continuing medical education credits in 2013;

•	collection of loss prevention information available to affiliated providers, enabling them to review current topics in medical care at their convenience; and

•	early intervention in potential professional liability claims.
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
Sales and Marketing
Contracts for outsourced physician staffing and administrative services are generally obtained either through direct selling efforts or requests for proposals. We have a team of sales professionals located throughout the country. Each sales professional is responsible for developing sales opportunities for the operating unit in their territory. In addition to direct selling, the sales professionals are responsible for working in concert with the regional operating unit president and corporate development personnel to respond to requests for proposals or to take other steps to develop new business relationships. Although practices vary, healthcare facilities generally issue a request for proposal with demographic information of the facility department, a list of services to be performed, the length of the contract, the minimum qualifications of bidders, the selection criteria and the format to be followed in the bid. Supporting the sales professionals is a fully integrated marketing campaign comprised of an inside sales program, an internet website, journal advertising, direct mail, conventions/trade shows, online campaigns, social media, and a lead referral program.
Operations
We currently have multiple principal service lines located at 19 regional sites. Our regional sites are listed in the table below. The ED, Inpatient Services, and Anesthesia units are managed by senior physician and business leaders with profit and loss accountability and the responsibility for pricing new contracts, recruiting and coordinating the schedules of physicians and other healthcare professionals, marketing locally and conducting day-to-day operations. The management of corporate functions such as accounting, payroll, billing and collection, capital spending, information systems and legal services are centralized.

Name	Location	Principal Services
After Hours Pediatrics	Tampa, FL	Pediatrics
Anesthetix of TeamHealth	Palm Beach Gardens, FL	Anesthesia
Daniel and Yeager	Huntsville, AL	Locum Tenens
Delphi of TeamHealth	Morrisville, NC	Inpatient Services
Health Care Financial Services of TeamHealth	Knoxville, TN	Billing
Northwest Emergency Physicians of TeamHealth	Seattle, WA	ED
Spectrum Healthcare Resources	St. Louis, MO	Military Staffing
TeamHealth Atlantic	Knoxville, TN	ED
TeamHealth East	Woodbury, NJ	ED
TeamHealth Great Lakes	Chicago, IL	ED
TeamHealth Hospital Medicine	Plantation, FL	Inpatient Services
TeamHealth Midamerica	Oklahoma City, OK	ED
TeamHealth Midsouth	Knoxville, TN	ED
TeamHealth Midwest	Middleburg Heights, OH	ED
TeamHealth Mountain States	Denver, CO	Anesthesia
TeamHealth North	Amherst, NY	ED/Inpatient Services
TeamHealth Southeast	Plantation, FL	ED
TeamHealth West	Pleasanton, CA	ED
TeamHealth Mesa	Lexington, KY	ED/HM
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
Employees and Independent Contractors
As of December 31, 2013, we had approximately 9,000 employees, of which approximately 3,100 worked in billing and collections, operations and administrative support functions, approximately 1,900 were physicians and approximately 4,000 were other healthcare providers. In addition, we had agreements with approximately 3,400 independent contractors, of whom approximately 3,200 were physicians.
Competition
The market for outsourced ED staffing and management services is highly fragmented. We believe there are approximately 3,300 hospitals in our target market that operate full-time EDs, of which approximately 2,600 outsource to a national, regional or local emergency physician group. Of these hospitals that outsource, we believe approximately 46% contract with a local provider, approximately 20% contract with a regional provider and approximately 34% contract with a national provider.

We believe EmCare Emergency Medicine, a subsidiary of Envision Healthcare (formerly Emergency Medical Services Corporation) has one of the largest shares of the ED services market based upon revenues. There are several smaller companies that provide outsourced ED services and that operate in multiple states.
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
The market for outsourced professional anesthesia services is large, diverse and highly fragmented, with approximately 3,300 hospitals in our target market, of which approximately 2,800 outsource to a national, regional or local anesthesia physician group. Of those that outsource, local groups hold the majority of the market, with approximately 82% of the hospitals outsourcing to local groups. The remaining 18% of the hospitals outsource to either regional or national groups.
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
All of the above services are subject to changes in Medicare reimbursement. On November 27, 2013, the Centers for Medicare and Medicaid Services (CMS) released its final 2014 Medicare Physician Fee Schedule (MPFS) payment changes covering the period from January 1, 2014 through December 31, 2014. Medicare physician payments were expected to be reduced up to 20.1% under the Sustainable Growth Rate (SGR) formula for 2014. On December 18, 2013, Congress passed a two-year budget agreement that includes a three-month 0.5% increase in Medicare physician payments. Congress is working on legislation to permanently repeal and replace the SGR formula. There is a current bipartisan, bicameral negotiated SGR replacement bill under consideration that would repeal the SGR, provide an annual update of 0.5% in each year from 2014 through 2018, maintain the payment rates in 2018 through 2023, implement an incentive payment program that provides professionals with the opportunity to receive additional payment adjustments, and provide financial incentives for professionals who participate in alternative payment models.  However, if further regulatory or Congressional action is not taken, a payment cut of 23.7% will go into effect on April 1, 2014.
In addition to changes in reimbursement, these services are potentially subject to scrutiny and review by federal, state and local governmental entities and are subject to the rules and regulations promulgated by these governmental entities. Specifically, but without limitation, the following laws and regulations may affect our operations and contractual relationships:
Laws Regarding Licensing, Certification, and Enrollment. We and our affiliated healthcare providers are subject to various federal, state and local licensing and certification laws and regulations and accreditation standards and other laws relating to, among other things, the adequacy of medical care, equipment, personnel and operating policies and procedures. We are also subject to periodic inspection by governmental and other authorities to assure continued compliance with the various standards necessary for licensing and accreditations. The Patient Protection and Affordable Care Act (PPACA) also adds new screening requirements for enrollment and re-enrollment, as well as enhanced oversight periods for new providers and suppliers, and new requirements for Medicare and Medicaid program providers and suppliers to establish compliance programs. CMS published a final rule on February 2, 2011 establishing procedures for provider screening and oversight, and increased enforcement activity related to enrollment is expected. We are pursuing the steps we believe we must take to retain or obtain all requisite operating authorities.
State Laws Regarding Prohibition of Corporate Practice of Medicine and Fee Splitting Arrangements. The laws and regulations relating to our operations in 46 states vary from state to state and many states prohibit general business corporations from practicing medicine, controlling physicians' medical decisions or engaging in some practices such as splitting professional fees with physicians. We believe that we are in substantial compliance with state laws prohibiting the corporate practice of medicine and fee-splitting. We currently employ or contract with providers or physician-owned professional corporations to provide outsourced staffing and administrative services to healthcare facilities in the 46 states in which we provide services. Other parties may assert that, despite the way we are structured, some part of the Company could be engaged in the corporate practice of medicine or unlawful fee-splitting. Were such allegations to be asserted successfully before the appropriate judicial or administrative forums, we could be subject to adverse judicial or administrative penalties, certain contracts could be determined to be unenforceable and we may be required to restructure our contractual arrangements. The laws of other states, including Florida, where we derived approximately 16% of our net revenues in 2013, do not prohibit non-physician entities from employing physicians to practice medicine but may retain a ban on some types of fee-splitting arrangements.
Debt Collection Regulation. Some of our operations are subject to compliance with the Fair Debt Collection Practices Act (FDCPA), the Telephone Consumer Protection Act (TCPA) and comparable statutes and licensure in many states. Under the FDCPA and TCPA, a third-party collection company is restricted in the methods it uses in contacting consumer debtors and eliciting payments with respect to placed accounts. Requirements under state collection agency statutes vary; however, most require compliance similar to that required under the federal Fair Debt Collection Practices Act. We believe that we are in substantial compliance with the federal FDPCA and TCPA and comparable state statutes.
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
In addition to the Federal False Claims Act, several states and the District of Columbia have enacted false claims laws that allow the recovery of money that was fraudulently obtained by a healthcare provider from the state, such as Medicaid funds provided by the state, or, in some cases, from private payors, and assess other fines and penalties.
In addition to the Federal False Claims Act, under the Health Insurance Portability and Accountability Act of 1996 (HIPAA) there are five additional federal criminal statutes: “healthcare fraud,” “false statements relating to healthcare matters,” “theft or embezzlement in connection with healthcare,” “obstruction of criminal investigations of healthcare offenses,” and “laundering of monetary instruments.” These HIPAA criminal statutes encompass fraud against private payors. Violations of these statutes constitute felonies and may result in fines, imprisonment, and/or exclusion from government-sponsored programs. The “healthcare fraud” provisions of HIPAA prohibit knowingly and willfully executing a scheme or artifice to defraud any healthcare benefit program, including private payors. The “false statements” provisions of HIPAA prohibit knowingly and willfully falsifying, concealing or covering up a material fact by any trick, scheme or device or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services.
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
The American Recovery and Reinvestment Act (ARRA), its amendments and its regulations, include additional requirements related to the privacy and security of patient information. It extends compliance with the Privacy Rule and Security Rule to business associates; requires, in certain instances, the reporting of incidents where the security of patient information has been compromised; increases penalties for HIPAA violations; and provides state attorneys general with enforcement authority over the Privacy Rule and Security Rule.
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
On January 17, 2013, HHS issued a final rule to implement modifications to the HIPAA Privacy, Security, and Enforcement Rules as required by ARRA, such as business associate compliance, reporting of data breaches, changes to enforcement practice, as well as modifications as required in the Genetic Information Nondiscrimination Act. The rule became effective March 26, 2013 but covered entities and their business associates had until September 23, 2013 to comply. The final rule revised the "harm standard" used to determine when entities are required to report data breaches, which will likely result in covered entities and business associates having to report virtually all breaches. The final rule also made covered entities liable for the acts of their business associates and business associates liable for the acts of their subcontractors, who are now also deemed business associates.
PPACA also required HHS to issue a series of regulations designed to streamline healthcare administrative transactions, encourage greater use of standards by providers, and make existing standards work more effectively. On July 8, 2011, HHS issued an interim final rule related to electronic health care transactions for determining patient eligibility and tracking the status of health care claims. On January 10, 2012, HHS issued another interim final rule related to use of electronic funds transfers. On August 10, 2012, HHS published an interim final rule adopting operating rules for electronic fund transfers and remittance advice transactions. On September 5, 2012, CMS published a final rule establishing a unique health plan identifier to allow providers to automate and simplify their processes, particularly when processing bills and other transactions. Additional administrative simplification rules will be published in the future related to standards for claims attachments and requirements for certifying compliance with HIPAA standards and operating rules. Based on the existing and proposed administrative simplification of HIPAA regulations, we believe the cost of our compliance with HIPAA will not have a material adverse effect on our business, financial condition or results of operations.
The U.S. healthcare industry's transition from ICD-9 to ICD-10 for medical diagnosis and inpatient procedure coding will occur in two stages, each requiring significant investment in appropriate software as well as training and changes in business operations and workflows. Disruptions in service may also occur as a result of these changes. As of January 1, 2012, all standards for electronic healthcare transactions related to claims, eligibility inquiries, and remittance advice were required to be converted to Version 5010, which accommodates the ICD-10 codes. CMS enforcement for non-compliance with these new standards began on July 1, 2012. In August 2012, CMS issued a final rule delaying the date on which ICD-10 codes must be used on all HIPAA transactions to October 1, 2014, including outpatient claims with dates of service, and inpatient claims with dates of discharge on and after October 1, 2014.
In July 2010, HHS issued regulations establishing the technical capabilities required for certified electronic health record technology and “meaningful use” objectives that providers must meet to qualify for bonus payments under the Medicare Program. Bonus payments began in May 2011 and will continue until 2016. Starting in 2015, Medicare reimbursement will be adjusted for providers that have not demonstrated meaningful use. On August 23, 2012, CMS issued a final rule specifying Stage 2 certification criteria and reporting requirements that providers must meet to qualify for “meaningful use” bonus payments. Providers who first attested to Stage 1 criteria in 2011 will have to begin using Stage 2 criteria in 2014. Significant expenditures may be necessary to facilitate connectivity to hospital systems or otherwise develop e-prescribing and electronic medical record capabilities. In December 2013, CMS announced that the agency intends to extend Stage 2 criteria through 2016 and Stage 3 criteria will not begin until 2017 for those providers that have completed at least two years in Stage 2 criteria (until federal fiscal year 2017 for eligible hospitals and calendar year 2017 for eligible professionals). A proposed rule for Stage 3 criteria is expected in the fall of 2014. On August 23, 2012, the HHS Office of the National Coordinator for Health Information Technology (ONC) issued standards, implementation specifications and certification criteria for electronic health record technology (the 2014 Edition CEHRT). In 2014, all providers must adopt 2014 certified EHR technology to demonstrate meaningful use, regardless of Stage criteria. A proposed rule for the 2017 Edition CEHRT will also be released in the fall of 2014.
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

The OIG has issued a series of compliance program guidance documents in which the OIG has set out the elements of an effective compliance program. Our compliance program has been structured to include these elements and we believe we have taken reasonable steps to implement them. The primary compliance program components recommended by the OIG, all of which we have attempted to implement, include:

•	formal policies and written procedures;

•	designation of a compliance officer;

•	education and training programs;

•	auditing, monitoring and risk assessments;

•	responding appropriately to detected misconduct;

•	open lines of communication; and

•	discipline and accountability.
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
Website and Social Media Disclosure
We use our website www.teamhealth.com, our corporate Facebook page (https://www.facebook.com/teamhealth) and our corporate Twitter account (https://twitter.com/teamhealth) as channels of distribution of company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. The contents of our website and social media channels are not, however, a part of this report. Information on the Company's website is not incorporated by reference herein and is not a part of this Form 10-K. The Company makes available free of charge, and provides a link on its website to, the Company's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after those reports are electronically filed with, or furnished to, the Securities and Exchange Commission. To access these filings, go to the Company's website, then click on “SEC Filings” under the “Financials” heading on the “Investor Relations” page.
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
Our operations and performance depend significantly on economic conditions. The U.S. economy has experienced a prolonged economic downturn. While economic conditions have recently improved, there are still lingering effects of economic weakness such as high unemployment and financial institutions not providing debt financing in amounts and on terms they provided prior to 2008. If the current economic situation weakens, our business could be negatively impacted by reduced demand for our services or third-party disruptions resulting from higher levels of unemployment, government budget deficits and other adverse economic conditions. For example, loss of jobs and lack of health insurance as a result of the deterioration of the economy could depress demand for healthcare services generally. Patient volume trends in our staffed hospital EDs could be adversely affected as individuals potentially defer or forgo seeking care in such departments due to the loss or reduction of coverage previously available to such individuals under commercial insurance or government healthcare programs. In addition, the continuation of the economic downturn may adversely impact our ability to collect for the services we provide as higher unemployment and reductions in commercial managed care enrollment may increase the number of uninsured and underinsured patients seeking healthcare at one of our staffed EDs. We could also be negatively affected if the federal government or the states reduce funding of Medicare, Medicaid and other federal and state healthcare programs in response to increasing deficits in their budgets. For example, debt ceiling legislation enacted on August 2, 2011 established a bipartisan, bicameral panel to identify up to $1.5 trillion in spending cuts. The failure of that panel to reach consensus triggered 2% across-the-board cuts in Medicare reimbursement starting April 1, 2013. The Bipartisan Budget Act of 2013 (Budget Act) enacted on December 26, 2013 provides limited relief from sequestration cuts for certain defense and non-defense spending for fiscal years 2014 and 2015, but the 2% cuts in Medicare reimbursement will continue in 2014 unless additional Congressional action is taken. Further, the Budget Act extends sequestration for mandatory programs, including Medicare, for another two years, through 2023.
Additionally, private third-party payors may take cost-containment measures, including lowering reimbursement rates or increasing patient co-payments and deductibles, which could adversely affect our business. Any of these risks, among other economic factors, could have a material adverse effect on our financial condition and operating results, and the risks could become more pronounced if the problems in the U.S. and global economies become worse.
The current U.S. and state health reform legislative or implementation initiatives could adversely affect our operations and business condition.
On March 23, 2010, President Obama signed into law the PPACA which significantly affects the United States healthcare system. One of PPACA's key goals is to increase access to health benefits for the uninsured or underinsured populations. PPACA also includes Medicare payment and delivery reforms aimed at containing costs, rewarding quality and improving outcomes through coordinated care arrangements. For example, PPACA reduces annual payment rates for Medicare providers, implements productivity adjustments to the hospital market basket update, and reduces Medicare Disproportionate Share Hospital payments to hospitals. Payments to hospitals will also be reduced if the hospital has excessive readmission rates or hospital acquired conditions. PPACA requires the creation of a value-based purchasing program, starting in 2013, that rewards hospitals for improving on or achieving performance standards related to quality measures. PPACA also requires the establishment of a physician value-based payment system, starting on January 1, 2015, that would adjust payments to high performing physicians through the use of a “value-modifier”. In the 2012 MPFS, the CMS finalized 2013 as the evaluation period for the 2015 payment adjustment. The 2013 MPFS made adjustments to apply the value modifier to groups of 100 or more eligible physicians, rather than the proposed 25 or more eligible physicians. The 2014 MPFS continues the implementation of the value-based payment modifier in 2016 for groups of ten or more eligible physicians.
PPACA includes provisions to test new payment and delivery models, such as accountable care organizations, bundled payment arrangements, and patient-centered medical homes, which require collaboration among providers and integration of care in order to reduce costs and increase quality. There are similar reductions and reforms under the Medicaid program. PPACA also provides Medicare bonus payments to primary care physicians and general surgeons practicing in health professional shortage areas as well as increased Medicaid payments for primary care services furnished by certain physicians at the Medicare rates in 2013 and 2014. In November 2012, CMS released a final rule to increase Medicaid payments for primary care services furnished by certain physicians to the Medicare rates in 2013 and 2014. In December 2012, CMS released technical corrections to the final rule. Additionally, CMS has issued multiple frequently asked question documents (FAQs) since its publication of the final rule. CMS has advised that, under the final rule, physicians may be eligible for the increased Medicaid payments if they maintain a current board certification in internal medicine, family medicine, or pediatric medicine and greater than 60% of their billings are the qualifying primary care evaluation and management codes. Certain states have imposed additional requirements that affect a physician’s eligibility for the increased Medicaid payments even for those physicians who maintain an appropriate board certification, including site of service restrictions that would exclude primary care services rendered in a hospital emergency department. A limited number of the Company’s providers qualify for the increased Medicaid payments in certain states in 2013 and 2014.
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
On June 28, 2012, the Supreme Court upheld the constitutionality under Congress's taxing power of the requirement in PPACA that individuals maintain health insurance or pay a penalty. The Supreme Court upheld the PPACA provision expanding Medicaid eligibility to new populations as constitutional, but only so long as the expansion of the Medicaid program is optional for the states. States that choose not to expand their Medicaid programs to newly eligible populations in PPACA can only lose the new federal Medicaid funding in PPACA but not their eligibility for existing federal Medicaid matching payments. Although 25 states and the District of Columbia have announced their intention to expand their Medicaid programs in 2014 and several more appear to be leaning to expansion, approximately 23 states, including states in which we do business, have announced that they will not expand, are leaning toward not expanding or are still undecided. As there is no deadline for states to implement the Medicaid expansion, it is unclear at this time how many states will ultimately expand their Medicaid programs under PPACA. We believe that upholding the current PPACA law means that there is an increased likelihood that there will be more people in the U.S. marketplace who will have access to health insurance benefits. However, it is unclear what the pricing will be for covered services under those health insurance benefits or what the effect will be in states that do not expand their Medicaid programs.
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
Certain changes to payor mix may also affect our revenue and business operations. PPACA is expected to bring into the covered health benefits population approximately 25 million new lives. Some will be covered under private health insurance. Others will be covered under optional new eligibility standards for Medicaid. Historically and generally speaking, payment rates from private health insurance for physician services have been greater than the Medicaid rates for the same services. However, at this time we cannot accurately estimate the payment rates for these new lives expected to be brought into the covered health benefits population. Our revenue could be adversely impacted if states aggressively pursue lower rates or cost containment strategies as a result of any expansion of their existing Medicaid programs to include newly eligible populations under PPACA. This possible expansion comes at a time of increasing state budget deficits. Also, as states create exchanges to facilitate coverage for new lives expected to be brought into the covered health benefits population, there may be increased pricing pressure on providers, regardless of payor.
Under Medicare law CMS is required to update the MPFS payment rates annually based on a formula which includes application of the SGR that was adopted in the Balanced Budget Act of 1997. This formula has yielded negative updates every year beginning in 2002, although CMS was able to take administrative steps to avert a reduction in 2003, and Congress has taken a series of legislative actions to prevent reductions from 2004 through 2013. Because the SGR reductions are cumulative, for 2014 Medicare physician payments were expected to be reduced up to 20.1%. On December 18, 2013, Congress passed a two-year budget agreement that includes a three-month 0.5% increase in Medicare physician payments. Congress is working on legislation to permanently repeal and replace the SGR formula. There is a current bipartisan, bicameral negotiated SGR replacement bill under consideration that would repeal the SGR, provide an annual update of 0.5% in each year from 2014 through 2018, maintain the payment rates in 2018 through 2023, implement an incentive payment program that provides professionals with the opportunity to receive additional payment adjustments, and provide financial incentives for professionals who participate in alternative payment models.  However, if further regulatory or Congressional action is not taken, a payment cut of 23.7% will go into effect on April 1, 2014.
In November 2013, CMS released the final rule to update the 2014 MPFS. Included in the final rule are changes in reimbursement that are overall budget neutral, but redistribute payments among different medical specialties. We estimate that the final 2014 MPFS rule increases 2014 reimbursement rates to emergency medicine providers by approximately 2% and increases 2014 reimbursement rates to anesthesiologists by approximately 1%. For 2013 and 2014, eligible professionals earn a bonus payment of 0.5% for satisfactory reporting under the PQRS. Additionally, effective as of January 1, 2013, Medicare will now pay CRNAs for all anesthesiology and pain management services that they are permitted to provide under state scope of practice laws.
In November 2012, CMS released a final rule to increase Medicaid payments for primary care services furnished by certain physicians to the Medicare rates in 2013 and 2014. In December 2012, CMS released technical corrections to the final rule. Additionally, CMS has issued multiple FAQs since its publication of the final rule. CMS has advised that, under the final rule, physicians may be eligible for the increased Medicaid payments if they maintain a current board certification in internal medicine, family medicine, or pediatric medicine and greater than 60% of their billings are the qualifying primary care evaluation and management codes. Certain states have imposed additional requirements that affect a physician’s eligibility for the increased Medicaid payments even for those physicians who maintain an appropriate board certification, including site of service restrictions that would exclude primary care services rendered in a hospital emergency department. A limited number of the Company’s providers qualify for the increased Medicaid payments in certain states in 2013 and 2014.
Any future reductions in amounts paid by government programs for physician services or changes in methods or regulations governing payment amounts or practices could cause our revenues to decline and we may not be able to offset reduced operating margins through cost reductions, increased volume or otherwise.
 If governmental authorities determine that we violate Medicare, Medicaid or other government payor reimbursement laws or regulations, our revenues may decrease and we may have to restructure our method of billing and collecting Medicare, Medicaid or other government program payments, respectively. If third party payors disallow requests for reimbursement, our revenues may decrease and our business practices may be subject to challenge.
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
We may staff physician assistants and nurse practitioners, sometimes referred to collectively as advanced practice clinicians, to provide care under the supervision of physicians. State and federal laws require that such supervision be performed and documented using specific procedures. We believe our billing and documentation practices related to our use of advanced practice clinicians substantially comply with applicable state and federal laws, but enforcement authorities may find that our practices violate such laws.
When our clinicians' services are covered by multiple third-party payors, such as a primary and a secondary payor, financial responsibility must be allocated among the multiple payors in a process known as “coordination of benefits,” (COB). The rules governing COB are complex, particularly when one of the payors is Medicare or another government program. Although we believe we currently have procedures in place to assure that we comply with applicable COB rules and that we process refunds appropriately when we receive overpayments, payors or enforcement agencies may determine that we have violated these requirements.
Reimbursement is typically conditioned on our providing the correct procedure and diagnosis codes and properly documenting both the service itself and the medical necessity of the service. Despite our measures to ensure coding accuracy, third-party payors may disallow, in whole or in part, requests for reimbursement based on determinations that certain amounts are not reimbursable, that the service was not medically necessary, that there was a lack of sufficient supporting documentation, or for other reasons. Incorrect or incomplete documentation and billing information, or the incorrect selection of codes, could result in nonpayment, recoupment or allegations of billing fraud.
Management is not aware of any material inquiry, investigation or notice from any governmental entity indicating that we are in violation of any of the Medicare, Medicaid or other government payor reimbursement laws and regulations. However, such laws and related regulations and regulatory guidance may be ambiguous or contradictory, and may be interpreted or applied by prosecutorial, regulatory or judicial authorities in ways that we cannot predict. Accordingly, our arrangements and business practices may be the subject of government scrutiny or be found to violate applicable laws.

We may incur substantial costs defending our interpretations of federal and state government regulations and if we lose, the government could force us to restructure our operations and subject us to fines, monetary penalties and exclusion from participation in government-sponsored health care programs such as Medicare and Medicaid.
Our operations, including our billing and other arrangements with healthcare providers, are subject to extensive federal and state government regulation and are subject to audits, inquiries and investigations from government agencies from time to time. Such regulations include numerous laws directed at payment for services, conduct of operations, and preventing fraud and abuse, laws prohibiting general business corporations, such as us, from practicing medicine, controlling physicians' medical decisions or engaging in some practices such as splitting fees with physicians, and laws regulating billing and collection of reimbursement from government programs, such as Medicare and Medicaid, and from private payors. Those laws may have related rules and regulations that are subject to interpretation and may not provide definitive guidance as to their application to our operations, including our arrangements with hospitals, physicians and professional corporations. See “Business-Regulatory Matters.”
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
In the event regulatory action were to limit or prohibit us from carrying on our business as we presently conduct it or from expanding our operations to certain jurisdictions, we may need to make structural, operational and organizational modifications to our company and/or our contractual arrangements with third party payors, physicians, professional corporations and hospitals. Our operating costs could increase significantly as a result. We could also lose contracts or our revenues could decrease under existing contracts. Moreover, our financing agreements may also prohibit modifications to our current structure and consequently require us to obtain the consent of the holders of such indebtedness or require the refinancing of such indebtedness. Any restructuring would also negatively impact our operations because our management's time and attention would be diverted from running our business in the ordinary course.
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
We and the health care providers for which we provide staffing are subject to billing investigations and audits by private payors, federal and state authorities, as well as auditing contractors for governmental programs that could have a material adverse effect on our business, financial conditions and results of operations.
State and federal statutes impose substantial penalties, including civil and criminal fines, exclusion from participation in government healthcare programs and imprisonment, on entities or individuals (including any individual corporate officers or physicians deemed responsible) that fraudulently or wrongfully bill to or fail to refund historic incorrect payments to governmental or other third-party payors for healthcare services. In addition, federal and certain state laws allow a private person to bring a civil action in the name of the U.S. government for false billing violations or other types of false claims. Moreover, the federal government has contracted with private entities to audit and recover revenue resulting from payments made in excess of federal and state program requirements. These entities include Recovery Audit Contractors (RACs) who are responsible for auditing Medicare claims, and Medicaid Integrity Contractors, who are responsible for auditing Medicaid claims. The RAC program was expanded from a demonstration to a permanent Medicare program in 2006, and was further expanded by PPACA in 2010 to include Medicaid and Medicare Parts C (the Medicare Advantage Plans) and D (the Medicare Drug Benefit). In addition, Zone Program Integrity Contractors are responsible for the identification of suspected fraud through medical record review. We believe that additional audits, inquiries and investigations from government agencies will continue to occur from time to time in the ordinary course of our business, including as a result of our arrangements with hospitals and healthcare providers. In addition, we may be subject to increased audits from private payors and pursuant to federal criminal statutes that relate to our billings to private payors. This could result in substantial defense costs to us and a diversion of management's time and attention. Such pending or future audits, inquiries or investigations, or the public disclosure of such matters, may have a material adverse effect on our business, financial condition and results of operations.
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
In order to receive payment from Medicare, Medicaid and certain other government programs, healthcare providers are required to enroll in these programs by completing complex enrollment applications. PPACA requires all providers and suppliers that enrolled in Medicare prior to March 25, 2011 to revalidate their enrollment information under new screening criteria. Revalidation is taking place on a rolling basis until March 23, 2015. Certain government programs, including the Medicare and Medicaid programs, require notice or re-enrollment when certain ownership changes occur. Generally, in jurisdictions where we are required to obtain a new licensing authority, we may also be required to re-enroll in that jurisdiction's government payor program. If the payor requires us to complete the re-enrollment process prior to submitting reimbursement requests, we may be delayed in receiving payment, receive refund requests or be subject to recoupment for services provided in the interim.
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
We have established reserves for losses and related expenses that represent estimates at a given point in time involving actuarial and statistical projections of our expectations of the ultimate resolution and administration of costs of losses incurred for professional liability risks for the period on and after March 12, 2003. We have also established a reserve for potential losses in excess of commercial insurance aggregate coverage limits for the period prior to March 12, 2003. Insurance reserves are inherently subject to uncertainty. Our reserves are based on historical claims, demographic factors, industry trends, severity and exposure factors and other actuarial assumptions. Studies of projected ultimate professional liability losses are performed at least annually. We use the actuarial estimates to establish professional liability loss reserves. Our reserves could be significantly affected should current and future occurrences differ from historical claim trends and expectations. While claims are monitored closely when estimating reserves, the complexity of the claims and the wide range of potential outcomes often hampers timely adjustments to the assumptions used in these estimates. Actual losses and related expenses may deviate, perhaps substantially, from the reserve estimates reflected in our financial statements. If our estimated reserves are determined to be inadequate, we will be required to increase reserves at the time of such determination, which would result in a corresponding reduction in our net earnings in the period in which such deficiency is determined. See “Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates-Insurance Reserves” and Note 12 to the audited consolidated financial statements incorporated by reference herein.
We depend on reimbursements by third-party payors, as well as payments by individuals, which could lead to delays and uncertainties in the reimbursement process.
We receive a substantial portion of our payments for healthcare services on a fee for service basis from third-party payors, including Medicare, Medicaid, the U.S. government’s military healthcare system and other governmental programs, private insurers and managed care organizations. We estimate that we have received approximately 70% and 68% of our net revenues from such third-party payors during 2012 and 2013, respectively. We estimate that such amounts included approximately 17% and 16% from Medicare in 2012 and 2013, respectively, 10% from Medicaid programs in both 2012 and 2013, and 5% from military and other government programs in both 2012 and 2013.
The reimbursement process is complex and can involve lengthy delays. Third-party payors continue their efforts to control expenditures for healthcare, including proposals to revise reimbursement policies. While we recognize revenue when healthcare services are provided, there can be delays before we receive payment. In addition, third-party payors may disallow, in whole or in part, requests for reimbursement based on determinations that certain amounts are not reimbursable under plan coverage, that services provided were not medically necessary, that services rendered in an ED did not require ED level care or that additional supporting documentation is necessary. Retroactive adjustments may change amounts realized from third-party payors. We are subject to governmental audits of our reimbursement claims under Medicare, Medicaid, the U.S. government's military healthcare system and other governmental programs and may be required to repay these agencies if found that we were incorrectly reimbursed. Delays and uncertainties in the reimbursement process may adversely affect accounts receivable, increase the overall costs of collection and cause us to incur additional borrowing costs.

We also may not be paid with respect to co-payments and deductibles that are the patient's financial responsibility or in those instances when physicians provide healthcare services to uninsured or underinsured individuals. Amounts not covered by third-party payors are the obligations of individual patients from whom we may not receive whole or partial payment. We also may not receive whole or partial payments from uninsured and underinsured individuals. As a result of government laws and regulations requiring hospitals to screen and treat patients who have an emergency medical condition regardless of their ability to pay and our obligation to provide such screening or treatment, a substantial increase in self-pay patients could result in increased costs associated with physician services for which sufficient net revenues are not realized to offset such additional physician service costs. In such an event, our earnings and cash flow would be adversely affected, potentially affecting our ability to maintain our restrictive debt covenant ratios and meet our financial obligations.
We make efforts to collect from patients any co-payments and other payments for services that our affiliated providers provide to the patients. The federal Fair Debt Collection Practices Act (FDCPA) and the Telephone Consumer Protection Act (TCPA) restrict the methods that companies may use to contact and seek payment from consumer debtors regarding past due accounts. State laws vary with respect to debt collection practices, although most state requirements are similar to those under the FDCPA and TCPA. If our collection practices are viewed as inconsistent with these standards, we may be subject to damages and penalties.
While federal healthcare reform should decrease the number of uninsured and underinsured persons in future years, the risks associated with third-party payors, co-payments and deductibles and uninsured individuals and the inability to monitor and manage accounts receivable successfully could still have a material adverse effect on our business, financial condition and results of operations. Furthermore, our collection policies or our provisions for allowances for Medicare, Medicaid and contractual discounts and doubtful accounts receivable may not be adequate.
We are subject to the financial risks associated with fee for service contracts which could decrease our revenues, including changes in patient volume, mix of insured and uninsured patients and patients covered by government sponsored healthcare programs and third party reimbursement rates.
We derive our revenues from ED services provided by affiliated provider groups primarily through two types of arrangements. If we have a flat fee contract with a hospital, the hospital bills and collects fees for physician services and remits a negotiated amount to us monthly. If there is a fee for service contract with a hospital, either we or our affiliated provider groups collect the fees for professional services. Consequently, under fee for service contracts, we assume the financial risks related to changes in the mix of insured, uninsured and underinsured patients and patients covered by government sponsored healthcare programs, third party reimbursement rates and changes in patient volume. We are subject to these risks because under fee for service contracts, fees decrease if a smaller number of patients receive physician services or if the patients who do receive services do not pay their bills for services rendered or we are not fully reimbursed for services rendered. Our fee for service contractual arrangements also involve a credit risk related to services provided to uninsured and underinsured individuals. This risk is exacerbated in the hospital ED physician-staffing context because federal law requires hospital EDs to evaluate all patients regardless of the severity of illness or injury and to stabilize any patient with an emergency medical condition. We believe that uninsured and underinsured patients are more likely to seek care at hospital EDs because they frequently do not have a primary care physician with whom to consult. We also collect a relatively smaller portion of our fees for services rendered to uninsured and underinsured patients than for services rendered to insured patients. In addition, fee for service contracts also have less favorable cash flow characteristics in the start-up phase than traditional flat-rate contracts due to longer collection periods. Our revenues could also be reduced if third-party payors successfully negotiate lower reimbursement rates for our physician services.
Failure to timely or accurately bill for services could have a negative impact on our net revenues before provision for uncollectibles, bad debt expense and cash flow.
Billing for ED visits in a hospital setting and other physician-related services is complex. The practice of providing medical services in advance of payment or, in many cases, prior to assessment of ability to pay for such services, may have a significant negative impact on our net revenues before provision for uncollectibles, bad debt expense and cash flow. We bill numerous and varied payors, including self-pay patients, various forms of commercial insurance companies and Medicare, Medicaid, the U.S. government's military healthcare system and other government programs. These different payors typically have differing forms of billing requirements that must be met prior to receiving payment for services rendered. Reimbursement to us is typically conditioned on our providing the proper procedure and diagnosis codes. Incorrect or incomplete documentation and billing information could result in non-payment for services rendered. In addition, PPACA requires that all claims must be submitted within 12 months of the date of service in order to be paid, unless the delay is due to coordination of benefits.
Additional factors that could complicate our billing include:

•	disputes between payors as to which party is responsible for payment;

•	variation in coverage for similar services among various payors;

•	the difficulty of adherence to specific compliance requirements, coding and various other procedures mandated by responsible parties;

•	failure to obtain proper physician enrollment and documentation in order to bill various commercial and governmental payors;

•	failure to identify and obtain the proper insurance coverage for the patient; and

•	failure to properly code for services rendered.
To the extent that the complexity associated with billing for our services causes delays in our cash collections, we assume the financial risk of increased carrying costs associated with the aging of our accounts receivable as well as the increased potential for bad debts.
In addition, the majority of the patient visits for which we bill payors are processed in one of four regional billing centers. A disruption of services at any one of these locations could result in a delay in billing and thus cash flows to us, as well as potential additional costs to process billings in alternative settings or locations. In 2013, our billing centers processed approximately 96% of our patient visit billings using a common automated billing system. While we employ what we believe are adequate back-up alternatives in the event of a main computer site disaster, failure to execute our back-up plan successfully or timely may cause a significant disruption to our cash flows and temporarily increase our billing costs. In the event that we do not timely or accurately bill for our services, our net revenues may be subject to a significant negative impact.
If we are unable to timely enroll healthcare professionals in the Medicare or Medicaid programs, or with third-party payors, our collections and revenues will be harmed.
In the 2009 MPFS, CMS substantially reduced the time within which physicians and other healthcare professionals can retrospectively bill Medicare for services provided by such providers from 27 months prior to the effective date of the enrollment to 30 days prior to the effective date of the billing privileges. In addition, the new enrollment rules set forth in the 2009 MPFS provide that the effective date of the enrollment will be the later of the date on which the enrollment was filed and approved by the Medicare contractor and the date on which the healthcare professional began providing services. PPACA also adds new screening requirements for enrollment and re-enrollment, as well as enhanced oversight periods for new providers and suppliers, and new requirements for Medicare and Medicaid program providers and suppliers to establish compliance programs. If we are unable to properly enroll our physicians and other healthcare professionals within the 30 days after such provider begins providing services, we will be precluded from billing Medicare for any services that were provided to a Medicare beneficiary more than 30 days prior to the effective date of the enrollment. Such failure to timely enroll healthcare professionals could have a material adverse effect on our business, financial condition and results of operations. Enrollment challenges with the Medicaid programs and third-party payors could also have a material adverse effect on our business, financial condition and results of operations.
A reclassification of our independent contractor physicians by tax authorities could require us to pay retroactive taxes and penalties, which could have a material adverse effect on us.
As of December 31, 2013, we contracted with approximately 3,200 affiliated physicians as independent contractors to fulfill our contractual obligations to clients. Because we consider many of the physicians with whom we contract to be independent contractors, as opposed to employees, we do not withhold federal or state income or other employment related taxes, make federal or state unemployment tax or Federal Insurance Contributions Act payments, or provide workers' compensation insurance with respect to such affiliated physicians. Our contracts with our independent contractor physicians obligate these physicians to pay these taxes. The classification of physicians as independent contractors depends on the facts and circumstances of the relationship. In the event federal or state taxing authorities determine that the physicians engaged as independent contractors are employees, we may be adversely affected and subject to retroactive taxes and penalties. Under current federal tax law, a safe harbor from reclassification, and consequently retroactive taxes and penalties, is available if our current treatment is consistent with a long-standing practice of a significant segment of our industry and if we meet certain other requirements. If challenged, we may not prevail in demonstrating the applicability of the safe harbor to our operations. Further, interested persons have recently proposed to eliminate the safe harbor and may do so again in the future. If such proposals are reintroduced and passed by Congress, they could impact our classification of independent contractor physician which could have a material adverse effect on our business, financial condition and results of operations.
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
During the year ended December 31, 2013, Florida and Tennessee accounted for approximately 16% and 12%, respectively, of our net revenues. If our programs in these states are adversely affected by changes in regulatory, economic and other conditions or natural disasters in such states, our revenues and profitability may decline.
We derive a portion of our net revenues from services provided to the U.S. Department of Defense (DOD) and other government agencies. These revenues are derived from contracts subject to a competitive bidding process.
Through our subsidiary, Spectrum Healthcare Resources, Inc., we are a vendor of healthcare professionals that serve military personnel and their dependents in military treatment and other government beneficiaries in government facilities nationwide. Our net revenues derived from military healthcare staffing totaled $85.6 million in 2011, $106.8 million in 2012 and $121.6 million in 2013.

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
In the normal course of our business, we are involved in lawsuits, claims, audits and investigations, including those arising out of services provided, personal injury claims, professional liability claims, our billing, collections and marketing practices, employment disputes and contractual claims. The outcome of these matters could have a material adverse effect on our financial position or results of operations. We do not believe that any such claims that may be pending are likely to have such an effect. However, we may become subject to future lawsuits, claims, audits and investigations that could result in substantial costs and divert our attention and resources. In addition, since our current growth strategy includes acquisitions, among other things, we may become exposed to legal claims arising out of the activities of an acquired business prior to the time of any acquisition.
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
Our new contracts increasingly involve a competitive bidding process. When we obtain new contracts, we must accurately assess the costs we will incur in providing services in order to realize adequate profit margins and otherwise meet our financial and strategic objectives. Increasing pressures from healthcare payors to restrict or reduce reimbursement rates at a time when the costs of providing medical services continue to increase make assessing the costs associated with the pricing of new contracts, as well as maintenance of existing contracts, more difficult. In addition, integrating new contracts, particularly those in new geographic locations, could prove more costly, and could require more management time than we anticipate. Our failure to accurately predict costs or to negotiate an adequate profit margin could have a material adverse effect on our business, financial condition and results of operations.
If we are not able to find suitable acquisition candidates or successfully integrate completed acquisitions into our current operations, we may not be able to profitably operate our consolidated company.
Between 2006 and 2013, acquisitions have contributed approximately 58% toward overall growth in net revenues during this period. We expect to continue to seek opportunities to grow through attractive acquisitions. However, our acquisition strategy could present some challenges. Some of the difficulties we could encounter include: problems identifying all service and contractual commitments of the acquired entity, evaluating the stability of the acquired entity's hospital contracts, integrating financial and operational software, accurately projecting physician and employee costs, and evaluating their regulatory compliance. Our acquisition strategy is also subject to the risk that, in the future, we may not be able to identify suitable acquisition candidates, be successful in expanding into new lines of business, obtain acceptable financing or consummate desired acquisitions, any of which could inhibit our growth. Additionally, we compete for acquisitions with other potential acquirers, some of which may have greater financial or operational resources than we do. This competition may intensify due to the ongoing consolidation in the healthcare industry, which may increase our acquisition costs. Also, we may acquire individual or group medical practices that operate with lower profit margins as compared with our current or expected profit margins or which have a different payor mix than our other practice groups, which would reduce our profit margins. We may also incur or assume indebtedness or issue equity in connection with acquisitions. The issuance of shares of our common stock for an acquisition may result in dilution to our existing shareholders and depending on the number of shares that we issue, the resale of such shares could affect the trading price of our common stock. In addition, in connection with acquisitions, we may need to obtain the consent of third parties who have contracts with the entity to be acquired, such as managed care companies or hospitals contracting with the entity. We may be unable to obtain these consents. If we fail to integrate acquired operations, fail to manage the cost of providing our services or fail to price our services appropriately, our operating results may decline.
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
 There are evolving standards in the healthcare industry relating to electronic medical records and e-prescribing. In 2006, both the OIG and CMS issued exceptions to the Stark law and safe harbors to the federal Anti-Kickback Statute for certain e-prescribing arrangements and established the conditions under which entities may donate to physicians (and certain other recipients under the safe harbor) interoperable electronic health records software, information technology and training services. Additionally, the rules permit hospitals and certain other entities to provide physicians (and certain other recipients under the safe harbor) with hardware, software, or information technology and training services necessary and used solely for electronic prescribing. Both rules are permissive, meaning that if requirements are met, they permit the offering or furnishing of free or discounted technology to referral sources. However, the government has signaled its interest in making certain universal e-prescribing and electronic health records mandatory. The safe harbors and Stark law exceptions, originally set to expire on December 31, 2013, were extended through December 31, 2021 in two final rules published by the OIG and CMS on December 27, 2013.
Legislation enacted under the Health Information Technology for Economic and Clinical Health Act of the ARRA requires the government to work to adopt standards-based electronic health records. Final regulations issued in July 2010 establish the technical capabilities required for certified electronic health records, as well as “meaningful use” objectives that providers must meet to qualify for bonus payments under the Medicare Program. In August 2012, CMS issued a final rule specifying Stage 2 criteria that providers must meet to qualify for “meaningful use” bonus payments. In addition to finalizing some criteria that providers must meet, CMS extended the compliance date for providers who first attested to Stage 1 criteria in 2011 to begin using State 2 criteria to 2014. In December 2013, CMS also announced that the agency intends to extend Stage 2 criteria through 2016 and Stage 3 will not begin until 2017 for those providers that have completed at least two years in Stage 2 criteria (until federal fiscal year 2017 for eligible hospitals and calendar year 2017 for eligible professionals). CMS expects to release a proposed rule for Stage 3 criteria in the fall of 2014. In August 2012, ONC issued electronic health record standards. In 2014, all providers must adopt 2014 certified EHR technology to demonstrate meaningful use, regardless of Stage criteria. A proposed rule for the 2017 Edition CEHRT will also be released in the fall of 2014. CMS is also in the process of implementing a series of regulations designed to streamline health care administrative transactions, encourage greater use of standards by providers, and make existing standards work more effectively. We are devoting resources to facilitate connectivity to hospital systems or otherwise develop e-prescribing and electronic medical record capabilities. The failure to successfully implement and maintain operational, financial and billing information systems could have a material adverse effect on our business, financial condition and results of operations.
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
Our success depends to a significant extent on the continued services of our core senior management team If one or more of our senior management team, including the CEO or Executive Chairman were unable or unwilling to continue in his or her present position, or if our CEO were to terminate his employment with us prior to the completion of his expected transition, and if we are unable to successfully find replacements for our core senior management with the same level of skill and experience, our business could be disrupted. Finding and hiring any such replacements could be costly and might require us to grant significant incentive compensation, which could adversely impact our financial results.
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
HIPAA applies to covered entities, which include our affiliated provider groups, professional corporations and lay business corporations that employ physicians to furnish professional medical services, and most healthcare facilities and health plans that contract with us for our services. HIPAA also applies to “business associates” of covered entities, individuals and entities that provide services for or on behalf of covered entities. We are a business associate to our affiliated provider groups and to those other covered entities to which we provide services that involve our receipt of protected health information. On January 17, 2013, HHS issued a final rule to implement modifications to the HIPAA Privacy, Security, and Enforcement Rules as required by ARRA, such as business associate compliance, reporting of data breaches, changes to enforcement practice, as well as modifications as required in the Genetic Information Nondiscrimination Act. The rule became effective March 26, 2013 but covered entities and their business associates had until September 23, 2013 to comply. The final rule also revises the "harm standard," used to determine when entities are required to report data breaches, which will likely result in covered entities and business associates having to report virtually all breaches. The final rule also makes covered entities liable for the acts of their business associates and business associates liable for the acts of their subcontractors, who are now also deemed business associates. If we or any of our business associates experience a breach of patient information the expanded breach reporting requirements and the expanded liability for business associates could result in substantial financial liability and reputational harm.
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

If changes in laws or regulations affect our operations, including our arrangements with physicians, professional corporations, hospitals and other facilities, and third party payors, we may incur additional costs, lose contracts and suffer a reduction in revenue under existing contracts and we may need to refinance our debt or obtain debt holder consent.
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
We have a significant amount of indebtedness. As of December 31, 2013, our total indebtedness was $501.6 million, excluding $250.0 million of availability under our senior secured revolving credit facility (without giving effect to $6.1 million of undrawn letters of credit which reduces availability). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in this Form 10-K. A 0.25% increase in the expected rate of interest under our senior secured credit facilities would increase our annual interest expense by approximately $0.7 million.
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

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. Although our credit agreement contains restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. If we incur additional debt above the levels currently in effect, the risks associated with our leverage, including those described above, would increase. The senior secured revolving credit facility provides aggregate availability of up to $250.0 million, of which none was drawn (excluding $6.1 million in undrawn outstanding letters of credit which reduces availability) as of December 31, 2013. We also have the option to exercise our incremental facility for an amount up to the greater of (x) $250 million and (y) an amount such that, after giving pro forma effect to the increase, the first lien leverage ratio does not exceed 3.75:1.00, subject to the consent of lenders and the satisfaction of certain conditions, as of December 31, 2013.
Servicing our debt will require a significant amount of cash. Our ability to generate sufficient cash depends on numerous factors beyond our control, and we may be unable to generate sufficient cash flow to service our debt obligations.
Our business may not generate sufficient cash flow from operating activities to service our debt obligations. Our ability to make payments on and to refinance our debt and to fund planned capital expenditures will depend on our ability to generate cash in the future. To some extent, this is subject to general economic, financial, competitive, legislative, regulatory and other factors and reimbursement actions of governmental and commercial payors, all of which are beyond our control. Lower net revenues before provision for uncollectibles, or higher provision for uncollectibles, generally will reduce our cash flow.
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
Furthermore, the stock market over the last five years has experienced extreme volatility that in some cases has been unrelated or disproportionate to the operating performance of particular companies. These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our actual operating performance.
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
As of December 31, 2013, we leased approximately 95,000 square feet at 265 Brookview Centre Way, Knoxville, Tennessee for our corporate headquarters. We also lease or sublease other facilities for our corporate functions as well as for the operations of our clinics, billing centers and certain regional operations. We believe our present facilities are substantially adequate to meet our current and projected needs. The leases and subleases have various terms primarily ranging from one to fourteen years and monthly rents ranging from approximately $1,000 to $135,000. Our monthly lease payments total approximately $1.3 million. We expect to be able to renew each of our leases or to lease comparable facilities on terms commercially acceptable to us.

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
On September 3, 2013, the Company received a subpoena from the U.S. Department of Health and Human Services Office of Inspector General. The subpoena requests copies of certain documents that are primarily related to the Company’s services at hospitals that are affiliated with Health Management Associates, Inc. (HMA) and any of HMA’s affiliates. The Company intends to cooperate with the government in its investigation and is in the process of responding to the government’s request.

Item 4.	Mine Safety Disclosures
Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Price Range of Common Stock
Our common stock is traded on the NYSE under the symbol “TMH.” As of February 7, 2014, there were 183 holders of record of our common stock. This does not include persons who hold our common stock in nominee or “street name” accounts through brokers or banks.
The following table sets forth the high and low sales prices per share of our common stock as reported on the NYSE during the years ended December 31, 2012 and 2013:

	High	Low
Twelve months ended December 31, 2012:
First quarter	$23.15	$19.73
Second quarter	$25.89	$19.90
Third quarter	$29.77	$24.04
Fourth quarter	$30.75	$24.09
Twelve months ended December 31, 2013:
First quarter	$37.15	$29.20
Second quarter	$42.42	$35.30
Third quarter	$42.15	$36.41
Fourth quarter	$48.83	$37.79
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
The following table sets forth our selected historical financial data as of the dates and for the periods indicated. The selected historical financial data as of December 31, 2012 and 2013 and for each of the three years in the period ended December 31, 2013 have been derived from our audited consolidated financial statements included elsewhere in this Form 10-K. We derived the selected historical financial data as of December 31, 2009, 2010 and 2011 and for the years ended December 31, 2009 and 2010 from our audited consolidated financial statements that are not included in this Form 10-K.
You should read the data presented below together with, and qualified by reference to, our consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” each of which is included elsewhere in this Form 10-K.

	Year Ended December 31,
	2009	2010	2011	2012	2013
	(Dollars in thousands, except per share data)
Statement of Operations Data:
Net revenues	$1,423,441	$1,519,264	$1,745,328	$2,069,023	$2,383,595
Cost of services rendered (exclusive of depreciation and amortization shown separately below):
Professional service expenses	1,102,091	1,170,208	1,348,255	1,611,884	1,867,817
Professional liability costs	32,178	46,356	65,982	71,556	74,185
General and administrative expenses (includes contingent purchase and other acquisition compensation expense of $5,001, $13,311, $13,575, $36,850 and $23,962 for the years ended December 31, 2009, 2010, 2011, 2012 and 2013, respectively)	138,307	149,122	169,147	220,799	228,911
Other expenses (income)	35,676	(1,017)	242	(4,757)	(4,536)
Impairment of intangibles	—	50,293	—	—	—
Depreciation	10,376	11,503	12,208	14,495	17,070
Amortization	7,284	14,416	17,756	29,765	37,550
Interest expense, net	36,679	20,552	12,782	16,339	14,910
Loss on extinguishment and refinancing of debt	—	17,122	6,022	194	—
Transaction costs	2,120	843	4,149	4,368	3,809
Earnings before income taxes	58,730	39,866	108,785	104,380	143,879
Provision for income taxes	23,682	33,065	43,264	40,571	56,313
Net earnings	35,048	6,801	65,521	63,809	87,566
Net earnings attributable to noncontrolling interest	—	—	—	37	157
Net earnings attributable to Team Health Holdings, Inc.	$35,048	$6,801	$65,521	$63,772	$87,409
Per Share Data:
Basic net earnings per share	$—	$0.11	$1.01	$0.96	$1.27
Unaudited pro forma basic net earnings per share(1)	$0.71	$—	$—	$—	$—
Weighted average basic shares outstanding (in thousands)	49,427	64,177	65,041	66,371	68,988
Diluted net earnings per share	$—	$0.11	$0.98	$0.93	$1.24
Unaudited pro forma diluted net earnings per share(1)	$0.70	$—	$—	$—	$—
Weighted average diluted shares outstanding (in thousands)	49,747	64,641	66,580	68,277	70,624
Cash Flows and Other Financial Data:
Net cash provided by operating activities	$75,341	$109,860	$96,828	$71,558	$154,409
Net cash used in investing activities	(92,080)	(65,349)	(141,410)	(171,948)	(194,089)
Net cash provided by (used in) financing activities	140,672	(184,505)	24,100	131,775	30,771
Capital expenditures(2)	11,613	11,898	11,977	22,005	21,378
	As of December 31,
	2009	2010	2011	2012	2013
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$170,331	$30,337	$9,855	$41,240	$32,331
Working capital (deficit)(3)	18,140	11,346	(1,430)	80,332	64,258
Total assets	918,972	781,844	930,244	1,207,989	1,361,410
Total debt(4)	611,025	403,750	420,000	517,813	501,563
Total shareholders' (deficit) equity including noncontrolling interests	(103,197)	(68,747)	19,377	126,057	268,481

(1)
Per share data has been computed based upon the number of shares of common stock outstanding immediately after the corporate conversion in connection with our 2009 initial public offering applied to historical net income amounts giving retroactive effect to the conversion of our limited liability company interests into shares of common stock.

(2)	Reflects expenditures for property and equipment used in our business.

(3)	Working capital means current assets minus current liabilities.

(4)	Includes current portion of long-term debt. See Note 11 to the consolidated financial statements included elsewhere in the Form 10-K for a discussion of long-term debt.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Secondary Offerings
Subsequent to our 2009 initial public offering, our principal shareholder at the time of the offering, Ensemble Parent LLC, an investment fund affiliated with The Blackstone Group L.P. (Ensemble), and certain officers and directors of the Company consummated a series of secondary offerings of the Company's common stock. On February 15, 2013 Ensemble Parent LLC and certain officers and directors sold the remainder of its ownership of the Company's common stock. See Note 1 of the consolidated financial statements included in this Form 10-K for a discussion of the offerings.
Factors and Trends that Affect Our Results of Operations
In reading our financial statements, you should be aware of the following factors and trends that we believe are important in understanding our financial performance.
General Economic Conditions
The lingering effects of the recent economic conditions may adversely impact our ability to collect for the services we provide as higher unemployment and reductions in commercial managed care and governmental healthcare enrollment may increase the number of uninsured and underinsured patients seeking healthcare at one of our staffed EDs or other clinical facilities. We could be negatively affected if the federal government or the states reduce funding of Medicare, Medicaid and other federal and state healthcare programs in response to increasing deficits in their budgets. Also, patient volume trends in our staffed hospital clinical departments could be adversely affected as individuals potentially defer or forgo seeking care in such departments due to the loss or reduction of coverage previously available to such individuals under commercial insurance or governmental healthcare programs.
Healthcare Reform
In 2010, the President of the United States and the U.S. Congress enacted significant reforms to the U.S. healthcare system. The PPACA signed into law on March 23, 2010, as amended by the Health Care and Education Reconciliation Act of 2010 on March 30, 2010, collectively referred to as the Healthcare Reform Laws, significantly affect the U.S. healthcare system by increasing access to health insurance benefits for the uninsured and underinsured populations, among other changes. On June 28, 2012, the U.S. Supreme Court, responding to legal challenges by private citizens and 26 states, upheld the constitutionality of the requirement in PPACA that individuals maintain health insurance or pay a penalty (the individual mandate) under Congress's taxing power. Additionally, the U.S. Supreme Court held in the same ruling that states were not obligated to expand their Medicaid programs as stipulated in the PPACA to eligible recipients based solely on income.  Consequently, each state retained the option whether to choose to expand their Medicaid roles.
The Healthcare Reform Laws triggered numerous changes to the U.S. healthcare system, some of which have already gone into effect, some of which will go into effect in 2014, including the individual mandate, and some of which have been delayed until 2015, including the requirement that employers provide health insurance to their employees or pay a per employee fine (the employer mandate).
While the ultimate impact of these laws and regulations will not be known until all provisions are fully implemented, we believe that some of their provisions will likely yield positive results, such as increasing access to health benefits for the uninsured and underinsured populations. Other provisions, however, such as Medicare payment reforms and reductions that could reduce provider payments, may have an adverse effect on the reimbursement rates we receive for services provided by affiliated healthcare professionals. Additionally, we could see a reduction in volumes if care moves to alternate care facilities.
Medicaid to Medicare Payment Parity
In November 2012, CMS released final rule CMS-2370-F to implement the Healthcare Reform Laws' provision increasing Medicaid payments for primary care services furnished by certain physicians to the Medicare rates in 2013 and 2014. In December 2012, CMS released technical corrections to the final rule. Additionally, CMS has issued multiple FAQ documents since its publication of the final rule. Furthermore, CMS has advised that, under the final rule, physicians may be eligible for the increased Medicaid payments if they maintain a current board certification in internal medicine, family medicine, or pediatric medicine and greater than 60% of their billings are the qualifying primary care evaluation and management codes. Certain states have imposed additional requirements that affect a physician's eligibility for the increased Medicaid payments even for those physicians who maintain an appropriate board certification, including site of service restrictions that would exclude primary care services rendered in a hospital emergency department. We have received confirmation that a limited number of our providers will qualify for the increased Medicaid rates in certain states and have started to receive payments under this program. As of December 31, 2013, we have recognized $25.9 million of net revenues from the Medicare parity program associated with 2013 services.
2014 Medicare Fee Schedule Changes
CMS reimburses for our services to Medicare beneficiaries based upon the rates in its MPFS, which are updated each year based on the SGR formula enacted under the Balanced Budget Act of 1997. Many private payors use the Medicare fee schedule to determine their own reimbursement rates. CMS updating of the MPFS includes application of the SGR formula. This formula has yielded negative updates every year beginning in 2002.  Although CMS was able to take administrative steps to avoid a reduction in 2003 and Congress took a series of legislative actions to prevent reductions each year from 2004 through 2013. In December, Congress passed and the President signed a bipartisan budget bill that included a three month delay in applying the SGR reductions and provided for a 0.5% increase for January through March 2014. Congress is working on legislation to permanently repeal and replace the SGR formula.  There is a current bipartisan, bicameral negotiated SGR replacement bill under consideration would repeal the SGR, provide an annual update of 0.5% in each year from 2014 through 2018, maintain the payment rates in 2018 through 2023, implement an incentive payment program that provides professionals with the opportunity to receive additional payment adjustments, and provide financial incentives for professionals who participate in alternative payment models.  Absent further changes from Congress with respect to the application of the SGR, Medicare physician services will be subject to significant reductions beginning in April 2014.
In November 2013, CMS released the 2014 MPFS Final Rule. Included in the final rule are changes in reimbursement that are overall budget neutral, but redistribute payments between different medical specialties. We estimate that the final rule will increase 2014 reimbursement rates to emergency medicine providers by over 2% and anesthesiologists by approximately 2%. We estimate an increase of approximately $7.3 million on our 2014 ED fee for service revenue.
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
On January 2, 2013, President Obama signed the American Taxpayor Relief Act of 2012 into law. This legislation delayed the sequestration cuts that would have reduced Medicare payments by 2% until March 1, 2013. Since Congress and the White House failed to act by March 1, 2013, across-the-board cuts to Medicare payments took effect for Medicare services furnished on or after April 1, 2013. Unless Congress takes action to change the law, federal spending on Medicare services will be subject to sequestration until 2022.

Military and Government Healthcare Staffing
Through our subsidiary, Spectrum Healthcare Resources, Inc., we are a provider of healthcare professionals serving patients eligible to receive care in military treatment facilities nationwide administered by the DOD and beneficiaries of other government agencies in their respective clinical locations. Our revenues derived from military and government facility healthcare staffing totaled $106.8 million and $121.6 million for the years ended December 31, 2012 and 2013, respectively. These revenues are generated from contracts that are subject to a competitive bidding process which primarily takes place during the third quarter of each year. A portion of the contracts awarded during the third quarter of 2012 expired during 2013 and were subject to a competitive rebidding and award process. We were successful in retaining existing business or winning new bids following completion of the bidding process as of October 1, 2013, in the estimated annualized amount of $119.7 million. The estimated annualized amount of $119.7 million included $15.5 million awarded under one-year contracts.
In addition, the process of awarding military and government facility healthcare staffing contracts has shifted in recent years toward intentionally awarding certain contracts to qualified small and minority owned businesses. Although we participate in such small and minority owned business awards to the extent we can serve as a sub-contractor, our revenues from these arrangements are limited compared to a contract award we retain through the regular competitive bidding process. Approximately 28.6% and 27.0% of our military staffing revenue for each of the years ended December 31, 2012 and 2013, respectively, was derived through sub-contracting agreements with small business prime contractors.
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
Revenue Recognition
Net Revenues Before Provision for Uncollectibles. Net revenues before provision for uncollectibles consist of fee for service revenue, contract revenue and other revenue. Net revenues before provision for uncollectibles are recorded in the period services are rendered. Our net revenues before provision for uncollectibles are principally derived from the provision of healthcare staffing services to patients within healthcare facilities. The form of billing and related risk of collection for such services may vary by customer. The following is a summary of the principal forms of our billing arrangements and how net revenues before provision for uncollectibles are recognized for each.
A significant portion (approximately 84% of our net revenues before provision for uncollectibles in the years ended December 31, 2013 and December 31, 2012) resulted from fee for service patient visits. Fee for service revenue represents revenue earned under contracts in which we bill and collect the professional component of charges for medical services rendered by our contracted and employed physicians. Under the fee for service arrangements, we bill patients for services provided and receive payment from patients or their third-party payors. Fee for service revenue is reported net of contractual allowances and policy discounts. All services provided are expected to result in cash flows and are therefore reflected as net revenues before provision for uncollectibles in the financial statements. Fee for service revenue is recognized in the period that the services are rendered to specific patients and reduced immediately for the estimated impact of contractual allowances in the case of those patients having third-party payor coverage. The recognition of net revenues before provision for uncollectibles (gross charges less contractual allowances) from such visits is dependent on such factors as proper completion of medical charts following a patient visit, the forwarding of such charts to one of our billing centers for medical coding and entering into our billing systems and the verification of each patient’s submission or representation at the time services are rendered as to the payor(s) responsible for payment of such services. Net revenues before provision for uncollectibles are recorded based on the information known at the time of entering such information into our billing systems as well as an estimate of the net revenues before provision for uncollectibles associated with medical charts for a given service period that have not yet been processed into our billing systems. The above factors and estimates are subject to change. For example, patient payor information may change following an initial attempt to bill for services due to a change in payor status. Such changes in payor status have an impact on recorded net revenues before provision for uncollectibles due to differing payors being subject to different contractual allowance amounts. Such changes in net revenues before provision for uncollectibles are recognized in the period that such changes in the payor become known. Similarly, the actual volume of medical charts not processed into our billing systems may be different from the amounts estimated. Such differences in net revenues before provision for uncollectibles are adjusted the following month based on actual chart volumes processed.

Contract revenue represents revenue generated under contracts in which we provide physician and other healthcare staffing and administrative services in return for a contractually negotiated fee. In these types of arrangements we are the principal in the transaction and therefore recognize contract revenue on a gross basis. Contract revenue consists primarily of billings based on hours of healthcare staffing provided at agreed upon hourly rates. Revenue in such cases is recognized as the hours worked by our staff and contractors. Additionally, contract revenue includes supplemental revenue from hospitals where we may have a fee for service contract arrangement. Contract revenue for the supplemental billing in such cases is recognized based on the terms of each individual contract. Such contract terms generally either provide for a fixed monthly dollar amount or a variable amount based upon measurable monthly activity, such as hours staffed, patient visits or actual patient collections compared to a minimum activity threshold. Such supplemental revenues based on variable arrangements are usually contractually fixed on a monthly, quarterly or annual calculation basis considering the variable factors negotiated in each such arrangement. Such supplemental revenues are recognized as revenue in the period when such amounts are determined to be fixed and therefore contractually obligated as payable by the customer under the terms of the respective agreement.
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
Net Revenues. Net revenues reflect management’s estimate of billed amounts to ultimately be collected. Management, in estimating the amounts to be collected resulting from approximately eleven million annual fee for service patient visits and procedures, considers such factors as prior contract collection experience, current period changes in payor mix and patient acuity indicators, reimbursement rate trends in governmental and private sector insurance programs, resolution of overprovision account balances, the estimated impact of billing system effectiveness improvement initiatives, and trends in collections from self-pay patients and external collection agencies. In developing our estimate of collections per visit or procedure, we consider the amount of outstanding gross accounts receivable by period of service, but do not use an accounts receivable aging schedule to establish estimated collection valuations. Individual estimates of net revenues by contractual location are monitored and refreshed each month as cash receipts are applied to existing accounts receivable and other current trends that have an impact upon the estimated collections per visit are observed. Such estimates are substantially formulaic in nature. In the ordinary course of business we experience changes in our initial estimates of net revenues during the year following commencement of services. Such provisions and any subsequent changes in estimates may result in adjustments to our operating results with a corresponding adjustment to our accounts receivable allowance for uncollectibles on our balance sheet. Differences between amounts ultimately realized and the initial estimates of net revenues have historically not been material.
The table below summarizes our approximate payor mix as a percentage of consolidated fee for service patient volume for the periods indicated:

	Year Ended December 31,
	2011	2012	2013
Payor:
Medicare	23.0%	23.5%	24.4%
Medicaid	26.9	25.7	25.9
Commercial and managed care	26.7	27.2	26.5
Self-pay	21.5	21.5	21.2
Other	1.9	2.1	2.0
Total	100.0%	100.0%	100.0%
Estimated net revenues derived from commercial and managed care plans was approximately 38% and 37% in 2012 and 2013, respectively. Estimated net revenues derived from the Medicare program were approximately 17% and 16% of total net revenues in 2012 and 2013, respectively. Estimated net revenues derived from the Medicaid program were approximately 10% of total net revenues in both 2012 and 2013. In addition, net revenues derived from within the Military Health System (MHS), which is the U.S. military’s dependent healthcare program, and other government agencies was approximately 5% in both 2012 and 2013.
Accounts Receivable. As described above and below, we determine the estimated value of our accounts receivable based on estimated cash collection run rates of estimated future collections, by facility contract, for patient visits under our fee for service contract revenue. Accordingly, we are unable to report the payor mix composition on a dollar basis of our outstanding net accounts receivable. However, a 1% change in the estimated carrying value of our net fee for service patient accounts receivable before consideration of the allowance for uncollectible accounts at December 31, 2013 could have an after tax effect of approximately $4.1 million on our financial position and results of operations. Our days of revenue outstanding at December 31, 2012 and at December 31, 2013, were 61.5 days and 58.2 days, respectively. The number of days outstanding will fluctuate over time due to a number of factors, including the timing of cash collections and valuation adjustments recorded during the period and changes in average revenue per day that are primarily attributed to changes in gross charges, patient volumes, and changes in pricing with managed care plans. Our allowance for doubtful accounts totaled $377.6 million as of December 31, 2013.
Approximately 98% of our allowance for doubtful accounts is related to gross fees for fee for service patient visits. Our principal exposure for uncollectible fee for service visits is centered in self-pay patients and, to a lesser extent, for co-payments and deductibles from patients with insurance. While we do not specifically allocate the allowance for doubtful accounts to individual accounts or specific payor classifications, the portion of the allowance associated with fee for service charges as of December 31, 2013 was equal to approximately 92% of outstanding self-pay fee for service patient accounts.
The majority of our fee for service patient visits are for the provision of emergency care in hospital settings. Due to federal government regulations governing the provision of such care, we are obligated to provide emergency care regardless of the patient’s ability to pay or whether or not the patient has insurance or other third-party coverage for the costs of the services rendered. While we attempt to obtain all relevant billing information at the time emergency care services are rendered, there are numerous patient encounters where such information is not available at time of discharge. In such cases where detailed billing information relative to insurance or other third-party coverage is not available at discharge, we attempt to obtain such information from the patient or client hospital billing record information subsequent to discharge to facilitate the collections process. Collections at the time of rendering such services (emergency room discharge) are not significant. Primary responsibility for collection of fee for service accounts receivable resides within our internal billing operations. Once a claim has been submitted to a payor or an individual patient, employees within our billing operations are responsible for the follow-up collection efforts. The protocol for follow-up differs by payor classification. For self-pay patients, our billing system will automatically send a series of dunning letters on a prescribed time frame requesting payment or the provision of information reflecting that the balance due is covered by another payor, such as Medicare or a third-party insurance plan. Generally, the dunning cycle on a self-pay account will run from 90 to 120 days. At the end of this period, if no collections or additional information is obtained from the patient, the account is no longer considered an active account and is transferred to a collection agency. Upon transfer to a collection agency, the patient account is written-off as a bad debt. Any subsequent cash receipts on accounts previously written-off are recorded as a recovery. For non-self-pay accounts, billing personnel will follow-up and respond to any communication from payors such as requests for additional information or denials until collection of the account is obtained or other resolution has occurred. At the completion of our collection cycle, selected accounts may be transferred to collection agencies under a contingent collection basis. The projected value of future contingent collection proceeds expected to be collected over a multi-year period are considered in the estimation of our overall accounts receivable valuation. For contract accounts receivable, invoices for services are prepared in our various operating areas and mailed to our customers, generally on a monthly basis. Contract terms under such arrangements generally require payment within 30 days of receipt of the invoice. Outstanding invoices are periodically reviewed and operations personnel with responsibility for the customer relationship will contact the customer to follow-up on any delinquent invoices. Contract accounts receivable will be considered as bad debt and written-off based upon the individual circumstances of the customer situation after all collection efforts have been exhausted, including legal action if warranted, and it is the judgment of management that the account is not expected to be collected.
Methodology for Computing Allowance for Doubtful Accounts. We employ several methodologies for determining our allowance for doubtful accounts depending on the nature of the net revenues before provision for uncollectibles recognized. We initially determine gross revenue for our fee for service patient visits based upon established fee schedule prices. Such gross revenue is reduced for estimated contractual allowances for those patient visits covered by contractual insurance arrangements to result in net revenues before provision for uncollectibles. Net revenues before provision for uncollectibles are then reduced for our estimate of uncollectible amounts. Fee for service net revenues represent our estimated cash to be collected from such patient visits and is net of our estimate of account balances estimated to be uncollectible. The provision for uncollectible fee for service patient visits is based on historical experience resulting from approximately eleven million annual fee for service patient visits. The significant volume of patient visits and the terms of thousands of commercial and managed care contracts and the various reimbursement policies relating to governmental healthcare programs do not make it feasible to evaluate fee for service accounts receivable on a specific account basis. Fee for service accounts receivable collection estimates are reviewed on a quarterly basis for each of our fee for service contracts by period of accounts receivable origination. Such reviews include the use of historical cash collection percentages by contract adjusted for the lapse of time since the date of the patient visit. In addition, when actual collection percentages differ from expected results, on a contract by contract basis, supplemental detailed reviews of the outstanding accounts receivable balances may be performed by our billing operations to determine whether there are facts and circumstances existing that may cause a different conclusion as to the estimate of the collectibility of that contract’s accounts receivable from the estimate resulting from using the historical collection experience. Contract-related net revenues are billed based on the terms of the contract at amounts expected to be collected. Such billings are typically submitted on a monthly basis and aged trial balances prepared. Allowances for estimated uncollectible amounts related to such contract billings are made based upon specific accounts and invoice periodic reviews once it is concluded that such amounts are not likely to be collected. The methodologies employed to compute allowances for doubtful accounts were unchanged between 2013 and 2012.
Insurance Reserves
The nature of our business is such that it is subject to professional liability claims and lawsuits. Historically, to mitigate a portion of this risk, we have maintained insurance for individual professional liability claims with per incident and annual aggregate limits per physician for all incidents. Prior to March 12, 2003, we obtained such insurance coverage from commercial insurance providers. Effective March 12, 2003, we have provided for a significant portion of our professional liability loss exposures through the use of a captive insurance company and through greater utilization of self-insurance reserves. Since March 12, 2003, the most significant cost element within our professional liability program has consisted of the actuarial estimates of losses by occurrence period. In addition to the estimated actuarial losses, other costs that are considered by management in the estimation of professional liability costs include program costs such as brokerage fees, claims management expenses, program premiums and taxes, and other administrative costs of operating the program, such as the costs to operate the captive insurance subsidiary. Net costs in any period reflect our estimate of net losses to be incurred in that period as well as any changes to our estimates of the reserves established for net losses of prior periods.
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
The underlying information that serves as the foundational basis for making our actuarial estimates of professional liability losses is our internal database of incurred professional liability losses. We have captured extensive professional liability loss data going back, in some cases, over twenty years, that is maintained and updated on an ongoing basis by our internal claims management personnel. Our database contains comprehensive incurred loss information for our existing operations as far back as fiscal year 1997 (reflecting the initial timeframe in which we migrated to a consolidated professional liability program concurrent with the consummation of several significant acquisitions) and, in addition, we possess additional loss data that predates 1997 dates of occurrence for certain of our operations. Loss information reflects both paid and reserved losses incurred when we were covered by outside commercial insurance programs as well as paid and reserved losses incurred under our self-insurance program. Because of the comprehensive nature of the loss data and our comfort with the completeness and reliability of the loss data, this is the information that is used in the development of our actuarial loss estimates. We believe this database is one of the largest repositories of physician professional liability loss information available in our industry and provides us and our actuarial consultants with sufficient data to develop reasonable estimates of the ultimate losses under our self-insurance program. In addition to the estimated losses, as part of the actuarial process, we obtain revised payment pattern assumptions that are based upon our historical loss and related claims payment experience. Such payment patterns reflect estimated cash outflows for aggregate incurred losses by period based upon the occurrence date of the loss as well as the report date of the loss. Although variances have been observed in the actuarial estimate of ultimate losses by occurrence period between actuarial studies, the estimated payment patterns have shown much more limited variability. We use these payment patterns to develop our estimate of the discounted reserve amounts. The relative consistency of the payment pattern estimates provides us with a foundation in which to develop a reasonable estimate of the discount value of the professional liability reserves based upon the most current estimate of ultimate losses to be paid and the reasonable likelihood of the related cash flows over the payment period. As of December 31, 2012 and December 31, 2013, our estimated loss reserves were discounted at 0.7% and 1.4%, respectively, which was the current weighted average Treasury rate, over a 10 year period at December 31, 2012 and 2013, which reflects the risk free interest rate over the expected period of claims payments.
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

Based on the results of the 2013 semi-annual actuarial studies completed in April 2013 and October 2013, management determined no change was necessary in the consolidated reserves for professional liability losses related to prior year loss estimates.
The following reflects the current reserves for professional liability costs as of December 31, 2013 (in millions) as well as the sensitivity of the reserve estimates at a 75% and 90% confidence level:

As reported	$166.2
At 75% confidence level	$170.4
At 90% confidence level	$182.8
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
Due to the complexity of the actuarial estimation process, there are many factors, trends, and assumptions that must be considered in the development of the actuarial loss estimates and we are not able to quantify and disclose which specific elements are primarily contributing to changes in revised loss estimates of historical occurrence periods when such adjustments may be recorded. However, we believe that our internal investments in enhanced risk management and claims management resources and initiatives, such as the employment of additional claims and litigation management personnel and practices and an expansion of programs such as root cause loss analysis, early claim evaluation, and litigation support for insured providers, as well as the improved legal environment resulting from professional liability tort reform efforts in certain key jurisdictions such as Florida and Texas have allowed the Company to manage this risk in a cost effective manner since 2003.
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
All reporting units that have recorded goodwill, based on the results of our annual impairment test, are not considered to be at risk as of December 31, 2013. The results of step one of the annual impairment test completed as of October 31, 2013, and as prescribed by the provisions of ASC 350 “Intangibles—Goodwill and Other,” which is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill, indicated there had been no impairment and the fair value exceeded the carrying value for the respective reporting units.
Results of Operations
The following discussion provides an analysis of our results of operations and should be read in conjunction with our consolidated financial statements included elsewhere in this Form 10-K. The operating results of the periods presented were not significantly affected by general inflation in the U.S. economy. Net revenues are an estimate of future cash collections and as such it is a key measurement by which management evaluates performance of individual contracts as well as our company as a whole. The following table sets forth the components of net earnings as a percentage of net revenues for the periods indicated:

	Year Ended December 31,
	2011	2012	2013
Net revenues	100.0%	100.0%	100.0%
Professional service expenses	77.2	77.9	78.4
Professional liability costs	3.8	3.5	3.1
General and administrative expenses	9.7	10.7	9.6
Other expenses (income)	—	(0.2)	(0.2)
Depreciation	0.7	0.7	0.7
Amortization	1.0	1.4	1.6
Interest expense, net	0.7	0.8	0.6
Loss on refinancing of debt	0.3	—	—
Transaction costs	0.2	0.2	0.2
Earnings before income taxes	6.2	5.0	6.0
Provision for income taxes	2.5	2.0	2.4
Net earnings	3.7	3.1	3.7
Net earnings attributable to noncontrolling interest	—	—	—
Net earnings attributable to Team Health Holdings, Inc.	3.7%	3.1%	3.7%
Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012
Net Revenues Before Provision for Uncollectibles. Net revenues before provision for uncollectibles in the year ended December 31, 2013 increased $575.2 million, or 15.4%, to $4.31 billion from $3.74 billion in the year ended December 31, 2012. The increase in net revenues before provision for uncollectibles resulted primarily from increases in fee for service revenue of $475.3 million, contract revenue of $96.9 million and other revenue of $2.9 million. The increase in fee for service revenue was a result of a 5.2% increase in total fee for service visits and procedures and increases in estimated collections per billed visit. Estimated collections per visit increased due to annual increases in gross charges and managed care pricing improvements as well as increases in average patient acuity levels. The increase in contract revenue was due primarily to the impact of new and acquired contracts.
Provision for Uncollectibles. The provision for uncollectibles was $1.93 billion in the year ended December 31, 2013 compared to $1.67 billion in the corresponding period in 2012, an increase of $260.6 million, or 15.6%. The provision for uncollectibles as a percentage of net revenues before provision for uncollectibles was 44.7% in 2013 and 2012. The provision for uncollectibles was primarily related to revenue generated under fee for service contracts that is not expected to be fully collected. The increase in the provision was due to annual increases in gross fee schedules and increases in patient volume and procedures. Changes in payor mix, particularly the level of self-pay fee for service visits, also had an impact on the provision for uncollectibles. Self-pay fee for service visits were approximately 21.2% and 21.5% of the total fee for service visits for the years ended December 31, 2013 and 2012, respectively.
Net Revenues. Net revenues in the year ended December 31, 2013 increased $314.6 million, or 15.2%, to $2.38 billion from $2.07 billion in the year ended December 31, 2012. Acquisitions contributed 9.1% of our year over year growth, new contracts, net of terminations, contributed an additional 3.3% of growth in net revenues, and same contract revenue contributed 2.9% of the increase in year over year net revenues growth.
Total same contract revenue, which consists of contracts under management that have been in effect for prior periods, increased $59.0 million, or 3.5%, to $1.73 billion in 2013 compared to $1.67 billion in 2012. For the year ended December 31, 2013, increases in same contract estimated collections on fee for service visits of 6.7% provided a 5.0% increase in same contract revenue growth. The increase in the estimated collections per visit is attributable to annual increases in gross charges and managed care pricing improvements as well as increases in average patient acuity levels and Medicaid parity revenue, partially offset by changes in same contract payor mix and Medicare reductions between years. Fee for service volume declines of 1.6% reduced same contract revenue growth by 1.2% between years. Contract and other revenue constrained same contract revenue growth between years by 0.3%. Acquisitions contributed $187.9 million of growth between periods, while net new contract revenue increased $67.6 million. Medicaid parity revenue contributed 1.3% to both consolidated revenue growth and same contract revenue growth between years.
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
The components of net revenues include revenue from contracts that have been in effect for prior periods (same contracts) and from new and acquired contracts during the periods, as set forth in the table below:

	Year Ended December 31,
	2012	2013
	(In thousands)
Same contracts:
Fee for service revenue	$1,251,737	$1,314,978
Contract and other revenue	418,767	414,554
Total same contracts	1,670,504	1,729,532
New contracts, net of terminations:
Fee for service revenue	167,168	192,367
Contract and other revenue	124,657	167,089
Total new contracts, net of terminations	291,825	359,456
Acquired contracts:
Fee for service revenue	71,752	200,948
Contract and other revenue	34,942	93,659
Total acquired contracts	106,694	294,607
Consolidated:
Fee for service revenue	1,490,657	1,708,293
Contract and other revenue	578,366	675,302
Total net revenues	$2,069,023	$2,383,595
The following table reflects the visits and procedures included within fee for service revenues described in the table above:

	Year Ended December 31,
	2012	2013
	(In thousands)
Fee for service visits and procedures:
Same contract	8,530	8,396
New and acquired contracts, net of terminations	1,723	2,388
Total fee for service visits and procedures	10,253	10,784
Professional Service Expenses. Professional service expenses, which include physician and provider costs, billing and collection expenses, and other professional expenses, totaled $1.87 billion for the year ended December 31, 2013 compared to $1.61 billion for the year ended December 31, 2012, an increase of $255.9 million, or 15.9%. The increase between years is attributable to an increase of approximately $208.9 million related to our acquisitions and net new contract growth and $47.0 million associated with increases in the average rates paid per hour of provider service and increased hours of coverage on a same contract basis. Increases in average rates paid reflect wage and benefit increases associated with the provision of clinical services. Professional service expenses as a percentage of net revenues were 78.4% for the year ended December 31, 2013 compared to 77.9% for the year ended December 31, 2012.
Professional Liability Costs. Professional liability costs were $74.2 million in the year ended December 31, 2013 compared to $71.6 million in the year ended December 31, 2012, an increase of $2.6 million or 3.7%. Professional liability costs for the year ended December 31, 2012 included an increase in the discounted carrying value of professional liability reserves related to prior years of $5.2 million. Excluding the actuarial adjustment in 2012 professional liability costs increased $7.8 million, or 11.7%, between years. The increase was primarily attributable to an increase in provider hours due to acquisitions and net contract growth. Excluding the prior year reserve adjustment in 2012, professional liability costs as a percentage of net revenues were 3.1% in 2013 and 3.2% in 2012.
General and Administrative Expenses. General and administrative expenses increased $8.1 million, or 3.7% to $228.9 million for the year ended December 31, 2013 from $220.8 million in the year ended December 31, 2012. Included in the 2013 and 2012 general and administrative expenses are $24.0 million and $36.9 million, respectively, of contingent purchase and other acquisition compensation expense incurred in connection with acquisitions. Excluding these charges, general and administrative expenses increased $21.0 million, or 11.4%, in 2013 from 2012. The increase in general and administrative expense was due primarily to inflationary growth in salaries and new positions, increases in equity compensation, commissions and deferred compensation expenses as well as the impact of recent acquisitions. Total general and administrative expenses as a percentage of net revenues were 9.6% in 2013 and 10.7% in 2012. Excluding contingent purchase and other acquisition compensation expense, general and administrative expenses as a percentage of net revenues were 8.6% in 2013 and 8.9% in 2012.
Other Income. For the year ended December 31, 2013, we recognized $4.5 million of other income compared to $4.8 million in 2012. The income recognized in 2013 primarily related to the change in the fair value of assets related to our non-qualified deferred compensation plan. The income recognized in 2012 was primarily related to the realized gains on the sale of investments of $2.7 million, and an increase in the fair value of assets held related to the non-qualified deferred compensation plan.
Depreciation. Depreciation expense was $17.1 million in the year ended December 31, 2013 compared to $14.5 million for the year ended December 31, 2012. The increase of $2.6 million was primarily due to capital expenditures in 2013 and 2012.
Amortization. Amortization expense was $37.6 million in the year ended December 31, 2013 compared to $29.8 million for the year ended December 31, 2012. The increase of $7.8 million was result of an increase in other intangibles recognized in connection with our acquisitions in 2013 and 2012.
Interest Expense, Net. Net interest expense decreased $1.4 million to $14.9 million in the year ended December 31, 2013, compared to $16.3 million in 2012. Net interest expense in 2013 was impacted by reduced interest on revolver usage partially offset by increased interest associated with increased term borrowings compared to 2012.
Loss on Refinancing of Debt. In 2012, we recognized a loss of $0.2 million in connection with the refinancing of the term loan facility in November 2012. The loss consists of the write-off of previously deferred financing costs as well as fees and expenses associated with the refinancing.
Transaction Costs. Transaction costs were $3.8 million for the year ended December 31, 2013 compared to $4.4 million for the year ended December 31, 2012. These costs relate to advisory, legal, accounting and other fees incurred related to acquisition activity during the respective years.
Earnings Before Income Taxes. Earnings before income taxes in the year ended December 31, 2013 were $143.9 million compared to $104.4 million in 2012.
Provision for Income Taxes. The provision for income taxes was $56.3 million in the year ended December 31, 2013 compared to $40.6 million in 2012. The effective tax rate was 39.1% in 2013 compared to 38.9% in 2012. The increase in the effective tax rate between years was primarily a result of an increase in nondeductible expenses, such as contingent compensation on stock transactions.
Net Earnings. Net earnings were $87.6 million in the year ended December 31, 2013 compared to $63.8 million in the year ended December 31, 2012.
Net Earnings Attributable to Noncontrolling Interests. Earnings attributable to noncontrolling interests were $157,000 for the year ended December 31, 2013 compared to $37,000 for the year ended December 31, 2012.
Net Earnings Attributable to Team Health Holdings, Inc. Net earnings attributable to Team Health Holdings, Inc. were $87.4 million and $63.8 million for the years ended December 31, 2013 and 2012, respectively.

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011
Net Revenues Before Provision for Uncollectibles. Net revenues before provision for uncollectibles in the year ended December 31, 2012 increased $597.0 million, or 19.0%, to $3.74 billion from $3.14 billion in the year ended December 31, 2011. The increase in net revenues before provision for uncollectibles resulted primarily from increases in fee for service revenue of $492.1 million, contract revenue of $99.3 million and other revenue of $5.7 million. The increase in fee for service revenue was a result of a 12.1% increase in total fee for service visits and procedures and increases in estimated collections per billed visit. Estimated collections billed per visit increased due to annual increases in gross charges, managed care pricing, increases in average patient acuity levels, and revenue cycle improvements. The increase in contract revenue was due primarily to the impact of new and acquired contracts.
Provision for Uncollectibles. The provision for uncollectibles was $1.67 billion in the year ended December 31, 2012 compared to $1.40 billion in the corresponding period in 2011, an increase of $273.3 million, or 19.6%. The provision for uncollectibles as a percentage of net revenues before provision for uncollectibles were 44.7% in 2012 compared with 44.4% in 2011. The provision for uncollectibles was primarily related to revenue generated under fee for service contracts that is not expected to be fully collected. The period over period increase in the provision was due to annual increases in gross fee schedules and increases in patient volume and procedures. Self-pay fee for service visits were approximately 21.5% of the total fee for service visits for each of the years ended December 31, 2012 and 2011.
Net Revenues. Net revenues in the year ended December 31, 2012 increased $323.7 million, or 18.5%, to $2.07 billion from $1.75 billion in the year ended December 31, 2011. Acquisitions contributed 11.0% of our year over year growth, new contracts, net of terminations, contributed an additional 4.0% of growth in net revenues, and same contract revenue contributed 3.5% of the increase in year over year net revenues growth.
Total same contract revenue, which consists of contracts under management that have been in effect for prior periods, increased $61.6 million, or 4.2%, to $1.54 billion in 2012 compared to $1.48 billion in 2011. For the year ended December 31, 2012, same contract revenue benefited from an increase in fee for service volume of 3.1%, which contributed 2.5% of same contract revenue growth between years and increases in estimated collections on fee for service visits of 2.3% which provided approximately 1.5% of same contract growth between periods. Increases in contract and other revenue contributed to same contract revenue growth by 0.2%. The increase in the estimated collections per visit is attributable to annual increases in gross charges, managed care pricing improvements, increases in average patient acuity levels, and ongoing improvements in revenue cycle processes. Acquisitions contributed $191.7 million of growth between periods, while net new contract revenue increased $70.4 million. We typically gain new contracts by replacing competitors at hospitals that currently outsource such services, obtaining new contracts from facilities that do not currently outsource and responding to contracting opportunities within the military healthcare system. Factors influencing new contracting opportunities include the depth and breadth of our service offerings, our reputation and experience, our ability to recruit and retain qualified clinicians, and pricing considerations when a subsidy or contract payment is required. Contracts are typically terminated due to economic considerations, a change in hospital administration or ownership, dissatisfaction with our service offerings or, primarily relating to our military staffing arrangements, at the end of the contract term.

The components of net revenues include revenue from contracts that have been in effect for prior periods (same contracts) and from new and acquired contracts during the periods, as set forth in the table below:

	Year Ended December 31,
	2011	2012
	(In thousands)
Same contracts:
Fee for service revenue	$1,102,770	$1,162,722
Contract and other revenue	380,006	381,686
Total same contracts	1,482,776	1,544,408
New contracts, net of terminations:
Fee for service revenue	139,674	157,221
Contract and other revenue	86,404	139,217
Total new contracts, net of terminations	226,078	296,438
Acquired contracts:
Fee for service revenue	30,763	170,714
Contract and other revenue	5,711	57,463
Total acquired contracts	36,474	228,177
Consolidated:
Fee for service revenue	1,273,207	1,490,657
Contract and other revenue	472,121	578,366
Total net revenues	$1,745,328	$2,069,023
The following table reflects the visits and procedures included within fee for service revenues described in the table above:

	Year Ended December 31,
	2011	2012
	(In thousands)
Fee for service visits and procedures:
Same contract	7,796	8,037
New and acquired contracts, net of terminations	1,351	2,216
Total fee for service visits and procedures	9,147	10,253
Professional Service Expenses. Professional service expenses, which include physician and provider costs, billing and collection expenses, and other professional expenses, totaled $1.61 billion in the year ended December 31, 2012 compared to $1.35 billion in the year ended December 31, 2011, an increase of $263.6 million, or 19.6%. The increase between periods is attributable to an increase of approximately $204.3 million related to our acquisitions and net new contract growth and $59.4 million associated with increases in the average rates paid per hour of provider service and increased hours of coverage on a same contract basis. Increases in average rates paid reflect period over period wage and benefit increases associated with the provision of clinical services. Professional service expenses as a percentage of net revenues were 77.9% in the year ended December 31, 2012 compared to 77.2% in the year ended December 31, 2011.
Professional Liability Costs. Professional liability costs were $71.6 million in the year ended December 31, 2012 compared to $66.0 million in the year ended December 31, 2011, an increase of $5.6 million or 8.4%. Professional liability costs for the year ended December 31, 2012 and 2011 included an increase in the discounted carrying value of professional liability reserves related to prior years of $5.2 million and $5.3 million, respectively. Excluding the actuarial adjustments in both periods, professional liability costs increased $5.8 million, or 9.5%, between periods. The increase was primarily attributable to an increase in provider hours due to acquisitions and net contract growth. Excluding the prior year reserve adjustments in each year, professional liability costs as a percentage of net revenues were 3.2% in 2012 and 3.5% in 2011.
General and Administrative Expenses. General and administrative expenses increased $51.7 million, or 30.5% to $220.8 million for the year ended December 31, 2012 from $169.1 million in the year ended December 31, 2011. Included in the 2012 and 2011 general and administrative expenses are $36.9 million and $13.6 million, respectively, of contingent purchase compensation expense incurred in connection with acquisitions. Excluding these charges, general and administrative expenses increased $28.4 million, or 18.2%, in 2012 from 2011. The increase in general and administrative expense was due primarily to increases in salary and benefit costs, the impact of recent acquisitions and increases in deferred compensation and equity-based compensation costs. Total general and administrative expenses as a percentage of net revenues were 10.7% in 2012 and 9.7% in 2011 and were 8.9% in 2012 and 2011 excluding contingent purchase compensation expense.
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
As of December 31, 2013, we had total cash and cash equivalents of approximately $32.3 million. There are no known liquidity restrictions or impairments on our cash and cash equivalents as of December 31, 2013. Our ongoing cash needs for the year ended December 31, 2013 were met from internally generated operating sources. As of December 31, 2013, there were no amounts outstanding under the revolving credit facility.
Cash provided by operating activities in the year ended December 31, 2013 was $154.4 million compared to $71.6 million in 2012. Contingent purchase price payments of $29.1 million in 2013 and $31.4 million in 2012 were included in cash provided by operating activities. Also included in cash provided by operating activities in 2012 were $37.3 million in premium payments related to a portfolio loss transfer of specific professional liability reserves to a commercial insurance carrier. Excluding the impact of contingent purchase and portfolio loss transfer payments, operating cash flow in 2013 was $183.5 million compared to $140.2 million in 2012, reflecting an increase of $43.3 million between years. Cash used in investing activities in the year ended December 31, 2013 was $194.1 million compared to $171.9 million in the year ended December 2012. The $22.1 million increase was principally due to a decrease in proceeds from investments by our insurance subsidiary offset by a decrease in cash used for acquisitions. For the years ended December 31, 2013 and 2012, total cash used for acquisitions, including contingent payments reported in cash provided by operating activities, was $188.2 million in 2013 and $199.0 million, in 2012. Cash provided by financing activities in the year ended December 31, 2013 was $30.8 million compared to $131.8 million in the year ended December 31, 2012. The change in cash provided by financing activities was primarily due to proceeds from term debt borrowings related to our November 2012 refinancing and an increase in term debt payments in 2013, partially offset by a decline in payments on the Revolver and an increase in proceeds from stock option exercises in 2013.
We spent $21.4 million in 2013 and $22.0 million in 2012 for capital expenditures. These expenditures were primarily for billing and information technology investments and related development projects along with projects in support of operational initiatives.
On June 29, 2011, we completed the financing of our then new senior secured credit facilities, consisting of a $175.0 million Revolving Credit Facility, a $150.0 million Five-Year Term Loan A Facility (Term Loan A Facility) and a $250.0 million Seven-Year Term Loan B Facility (Term Loan B Facility), with a syndicate of financial institutions. We used borrowings under the credit facilities and existing cash to repay the outstanding balance of $402.7 million under the term loan as well as $7.8 million of fees and expenses associated with the refinancing. In December 2011, under the provisions of the accordion feature of our senior credit agreement, we increased the amount of our revolving credit facility to $225.0 million. On November 1, 2012, we entered into an amendment to our senior secured credit facilities which, among other things, increased our existing Term Loan A Facility from $150.0 million ($140.6 million outstanding at November 1, 2012) to $275.0 million, (2) increased our existing Revolving Credit Facility to $250 million, (3) increased our option to exercise our Incremental Facility for an amount up to the greater of (x) $250 million (increased from $150 million) and (y) an amount such that, after giving pro forma effect to the increase, the first lien leverage ratio does not exceed 3.75:1.00, subject to the consent of lenders and the satisfaction of certain conditions. In addition, the amendment extended the maturities of the Term Loan A Facility and the Revolving Credit Facility from June 29, 2016 to November 1, 2017. The existing $250 million Term Loan B Facility was not subject to the amendment and remains in place with current terms and conditions.
The proceeds from the increased Term A Loan Facility were used to pay $85.0 million that was outstanding under the revolver and accrued interest of $0.6 million, as well as $2.8 million of fees and expenses associated with the amendment. Remaining proceeds of $46.3 million were retained for other general corporate purposes.
As of December 31, 2013, we had $501.6 million in aggregate indebtedness consisting of our Term Loan A Facility and Term Loan B Facility with an additional $250.0 million of borrowing capacity available under our Revolving Credit Facility (without giving effect to $6.1 million of undrawn letters of credit which reduces availability).
Our senior credit facility agreement, as amended, contains both affirmative and negative covenants, including limitations on our ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire our capital stock, acquire the capital stock or assets of another business and pay dividends, and require us to comply with a maximum first lien net leverage ratio, tested quarterly. At December 31, 2013, we were in compliance with all covenants under the senior credit facility agreement. The senior credit facility is secured by substantially all of our and our U.S. subsidiaries’ assets.
Subject to any contractual restrictions, we and our subsidiaries or affiliates may from time to time, in their sole discretion, purchase, repay, redeem or retire any of our outstanding equity securities in privately negotiated or open market transactions, by tender offer or otherwise.
We have historically been an acquirer of other physician staffing businesses and related interests. During 2013, total cash used related to acquisitions totaled $188.2 million, which consisted of $159.1 million for the acquisitions reported in investing cash flows and $29.1 million of contingent payments related to prior year acquisitions and other acquisition-related non shareholder payments that were reported in operating cash flows.
For the year ended December 31, 2012, total cash used related to acquisitions totaled $199.0 million consisting of $167.6 million for the acquisitions that were reported in investing cash flows and $31.4 million of contingent payments related to prior year acquisitions that were reported in cash provided by operating activities.

During 2011, total cash used in acquisitions was $141.3 million, which consisted of $125.8 million of payments for the acquisitions that were reported in investing cash flows and $15.5 million of contingent payments on prior year acquisitions reported in cash provided by operating activities.
Generally our acquisitions contain a contingent payment provision that is based on the achievement of certain financial targets. We estimate future contingent payment obligations to be approximately $34.4 million for acquisitions made prior to December 31, 2013, which we expect to fund over a period of three years based upon current projected achievement of defined performance objectives of the acquired operations. $17.5 million was recorded as a liability on our consolidated balance sheet as of December 31, 2013, while the remaining estimated liability of $16.9 million will be recorded as contingent purchase or other acquisition compensation expense over the remaining performance period. In addition, we had a prepaid contingent purchase obligation of $1.8 million that will be amortized as contingent purchase and other acquisition compensation expense over the remaining performance period. See Note 3 of the consolidated financial statements included in this Form 10-K for a detailed discussion of our acquisitions and contingent payment obligations.
We are currently in discussions with certain physician staffing businesses regarding potential acquisition opportunities. If we consummate any of these potential acquisitions, we would expect to fund such acquisitions using our existing cash, or borrowings under our revolving credit facility, or the issuance of new debt or equity.
Effective March 12, 2003, we began providing for professional liability risks in part through a captive insurance company. Prior to such date we insured such risks principally through the commercial insurance market. The change in the professional liability insurance program initially resulted in increased cash flow due to the retention of cash formerly paid out in the form of insurance premiums to a commercial insurance company coupled with a long period (typically 2-4 years or longer on average) before cash payout of such losses occurs. A portion of such cash retained is retained within our captive insurance company and invested and therefore not immediately available for general corporate purposes. As of December 31, 2013, the current value of cash or cash equivalents and related investments held within the captive insurance company totaled $84.1 million. Investments of captive insurance are carried at fair market value and as of December 31, 2013, reflected $0.7 million of net unrealized gains. See Note 9 of the consolidated financial statements included in this Form 10-K for a discussion of the investments held by our captive insurance subsidiary.
Effective June 1, 2013, we renewed our fronting carrier program with a commercial insurance carrier through May 31, 2014. In connection with this renewal, we paid cash premiums of $12.2 million to the commercial insurance carrier. For the year ended December 31, 2013, we funded approximately $38.7 million of premiums to our captive subsidiary.
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

The following tables reflect a summary of obligations and commitments outstanding as of December 31, 2013:

	Payments Due by Period
	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
	(Dollars in thousands)
Contractual cash obligations:
Long-term debt	$17,969	$54,844	$428,750	$—	$501,563
Operating leases	15,408	26,908	22,242	54,906	119,464
Interest payments	14,674	28,020	16,833	—	59,527
Subtotal	$48,051	$109,772	$467,825	$54,906	$680,554

	Amount of Commitment Expiration Per Period
	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
	(Dollars in thousands)
Other commitments:
Standby letters of credit	$6,098	$—	$—	$—	$6,098
Contingent purchase payments	13,230	13,576	7,600	—	34,406
Subtotal	19,328	13,576	7,600	—	40,504
Total obligations and commitments	$67,379	$123,348	$475,425	$54,906	$721,058

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

The following table sets forth a reconciliation of net earnings attributable Team Health Holdings, Inc. to Adjusted EBITDA.

	Year Ended December 31,
	2011	2012	2013
	(In thousands)
Net earnings attributable to Team Health Holdings, Inc.	$65,521	$63,772	$87,409
Interest expense, net	12,782	16,339	14,910
Provision for income taxes	43,264	40,571	56,313
Depreciation	12,208	14,495	17,070
Amortization	17,756	29,765	37,550
Other expenses (income)(a)	242	(4,757)	(4,536)
Loss on refinancing of debt(b)	6,022	194	—
Contingent purchase and other acquisition compensation expense(c)	13,575	36,850	23,962
Transaction costs(d)	4,149	4,368	3,809
Equity based compensation expense(e)	4,053	6,777	9,889
Insurance subsidiary interest income	2,244	1,883	1,795
Professional liability loss reserve adjustments associated with prior years	5,345	5,165	—
Severance and other charges	1,378	2,822	3,097
Adjusted EBITDA	$188,539	$218,244	$251,268

(a)	Reflects gain or loss on sale of assets, realized gains on investments, and changes in fair value of investments associated with the Company's non-qualified retirement plan in 2011, 2012 and 2013.

(b)
For 2011, reflects the write-off of deferred financing costs of $1,654 from the previous term loan as well as certain fees and expenses associated with the debt refinancing in 2011. For 2012, reflects the write-off of deferred financing costs of $50 from the previous term loan as well as certain fees and expenses associated with the debt amendment in 2012.

(c)	Reflects expense recognized for historical and estimated future contingent payments and other compensation expense activity associated with acquisitions.

(d)	Reflects expenses associated with accounting, legal, due diligence and other transaction fees related to acquisition activities.

(e)	Reflects costs related to options and restricted shares granted under the Team Health Holdings, Inc. 2009 Amended and Restated Stock Incentive Plan.
Inflation
We do not believe that general inflation in the U.S. economy has had a material impact on our financial position or results of operations.
Seasonality
Historically, our revenues and operating results have reflected minimal seasonal variation due to the significance of revenues derived from patient visits to EDs, which are generally open on a 365/366 day basis, and also due to our geographic diversification. However, the timing, severity, and geographical impact of influenza activity within the United States will generally impact fee for service visits and related net revenues. Revenue from our non-ED staffing lines is dependent on a healthcare facility being open during selected time periods. Revenue in such instances will fluctuate depending upon such factors as the number of holidays in the period.
Recently Issued Accounting Standards
See Note 2 of the consolidated financial statements included in this Form 10-K for a discussion of recently issued accounting standards.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk related to changes in interest rates. We do not use derivative financial instruments for speculative or trading purposes.
Our earnings are affected by changes in short-term interest rates as a result of borrowings under our senior secured credit facilities. Interest rate swap agreements have been used to manage a portion of our interest rate exposure, however, no swap agreements are currently in effect as of December 31, 2013.
At December 31, 2012, the fair value of our total debt approximated the carrying value of $517.8 million. At December 31, 2013, the estimated fair value of the Company’s outstanding debt was $501.1 million compared to a carrying value of $501.6 million. We had $517.8 million of variable debt outstanding at December 31, 2012 and $501.6 million outstanding at December 31, 2013. If the market interest rates for our variable rate borrowings had averaged 1% more subsequent to December 31, 2012 and 2013, our interest expense would have increased, and earnings before income taxes would have decreased, by approximately $3.5 million and $3.2 million, respectively, for the year ended December 31, 2012 and 2013. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management could take actions in an attempt to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

Item 8.	Financial Statements and Supplementary Data
The financial statements and schedules are listed in Part IV Item 15 of this Form 10-K and are incorporated herein by reference.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired objectives. As of December 31, 2013, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that as of December 31, 2013, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Annual Report on Internal Control Over Financial Reporting
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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an assessment of the effectiveness of its internal control over financial reporting as of December 31, 2013. The assessment was based on criteria established in the framework Internal Control—Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013.
The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by Ernst & Young LLP, an independent registered public accounting firm. Their report appears with the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Item 9B.	Other Information
Members of the Company’s board of directors and certain employees, including senior executives and others who regularly have access to material non-public information, may enter into trading plans (Plan) designed to comply with the Company’s Securities Trading Policy and the requirements of Rule 10b5-1 promulgated by the Securities and Exchange Commission under Section 10(b) of the Securities Exchange Act of 1934, as amended.
As of December 31, 2013 , Greg Roth, our Chief Executive Officer, had an outstanding Plan for the purpose of long-term asset diversification. His Plan extends through June 15, 2014.
The Company does not undertake to report other Rule 10b5-1 plans that may be adopted by any officers or directors of the Company in the future, or to report any modifications or termination of any publicly announced plan or to report any plan adopted by an employee who is not an executive officer.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this Item 10 is incorporated herein by reference from the sections captioned “Proposal No. 1—Election of Directors,” “The Board of Directors and Certain Governance Matters—Committee Membership—Audit Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s definitive proxy statement for the 2014 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2013 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the 2014 Proxy Statement).
Set forth below is information as of January 31, 2014 regarding our executive officers:

Name	Age	Position
Lynn Massingale, M.D.	61	Executive Chairman and Director
Greg Roth	57	Chief Executive Officer and Director
Michael D. Snow	58	President
David P. Jones	46	Executive Vice President and Chief Financial Officer
Heidi S. Allen	60	Senior Vice President, General Counsel
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
Greg Roth has been a member of our board since May 2008 when he was named Chief Executive Officer. He also served as President of the Company from November 2004 when he joined the Company until April 2013. Prior to joining the Company, Mr. Roth had been employed by HCA—Hospital Corporation of America, a provider of healthcare services, since January 1995. Beginning in July 1998, Mr. Roth served as President of HCA, Ambulatory Surgery Division. Prior to his appointment as President, Mr. Roth served in the capacity of Senior Vice President of Operations, Western Region from May 1997 to July 1998 and the Division’s Chief Financial Officer from January 1995 to May 1997. Prior to these positions, Mr. Roth held various positions in the healthcare industry. On January 9, 2014, the Company announced that Mr. Roth will transition out of his role as Chief Executive Officer of the Company in accordance with the terms of a Transition Services Agreement with the Company.
Michael D. Snow joined the Company as President in April 2013. Throughout his career, Mr. Snow has held numerous executive-level positions in the healthcare arena. Mr. Snow served as President of HCA’s Gulf Coast Division from 1996 to 2004. From 2004 to 2007, Mr. Snow served as Executive Vice President and Chief Operating Officer of HealthSouth Corporation. From 2007 to 2008, Mr. Snow served as President and Chief Executive Officer of Surgical Care Affiliates. Mr. Snow served as President and Chief Executive Officer of Wellmont Health System from 2008 to 2009. From 2010 to 2011, Mr. Snow served as Chief Operating Officer of Amedisys, Inc. Mr. Snow earned his Bachelor of Science degree from the University of Alabama and a Master's Degree in Business Administration from Troy State University.
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

Code of conduct
Information regarding our code of conduct (TeamHealth, Inc. Code of Conduct) applicable to our principal executive officer, our principal financial officer, our controller and other senior financial officers is available on the Investor Relations page of our internet website at www.teamhealth.com. If we ever were to amend or waive any provision of our Code of Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or any person performing similar functions, we intend to satisfy our disclosure obligations with respect to any such waiver or amendment by posting such information on our internet website set forth above rather than by filing a Form 8-K.

Item 11.	Executive Compensation
The information required by this Item 11 is incorporated herein by reference from the sections captioned “Executive Compensation” and “Director Compensation” of the 2014 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 is incorporated herein by reference from the sections captioned “Ownership of Securities” and “Equity Compensation Plan Information” of the 2014 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 is incorporated herein by reference from the section captioned “Transactions with Related Person” and “The Board of Directors and Certain Governance Matters” of the 2014 Proxy Statement.

Item 14.	Principal Accounting Fees and Services
The information required by this Item 14 is incorporated herein by reference from the sections captioned “Proposal No. 2-Ratification of Independent Registered Public Accounting Firm” of the 2014 Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	(1) Consolidated Financial Statements of Team Health Holdings, Inc.

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

TEAM HEALTH HOLDINGS, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2012 and 2013
CONTENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Team Health Holdings, Inc.
We have audited the accompanying consolidated balance sheets of Team Health Holdings, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive earnings, shareholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Team Health Holdings, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Team Health Holdings, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated February 13, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Nashville, Tennessee
February 13, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Team Health Holdings, Inc.

We have audited Team Health Holdings, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Team Health Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Team Health Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive earnings, shareholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2013 of Team Health Holdings Inc. and our report dated February 13, 2014 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Nashville, Tennessee
February 13, 2014

Team Health Holdings, Inc.
Consolidated Balance Sheets

	As of December 31,
	2012	2013
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$41,240	$32,331
Accounts receivable, less allowance for uncollectibles of $337,049 and $377,644 in 2012 and 2013, respectively	363,779	392,430
Prepaid expenses and other current assets	38,051	35,029
Receivables under insured programs	31,371	22,961
Total current assets	474,441	482,751
Investments of insurance subsidiary	72,315	84,081
Property and equipment, net	49,166	53,434
Other intangibles, net	137,944	173,178
Goodwill	337,600	428,311
Deferred income taxes	40,189	44,546
Receivables under insured programs	47,886	39,532
Other	48,448	55,577
	$1,207,989	$1,361,410
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$25,046	$27,700
Accrued compensation and physician payable	180,127	201,998
Other accrued liabilities	132,115	128,749
Income tax payable	1,082	3,014
Current maturities of long-term debt	16,250	17,969
Deferred income taxes	39,489	39,063
Total current liabilities	394,109	418,493
Long-term debt, less current maturities	501,563	483,594
Other non-current liabilities	186,260	190,842
Shareholders’ equity:
Common stock, ($0.01 par value; 100,000 shares authorized, 67,763 and 70,016 shares issued and outstanding at December 31, 2012 and 2013, respectively)	678	700
Additional paid-in capital	587,143	642,633
Accumulated deficit	(464,002)	(376,593)
Accumulated other comprehensive gain	1,701	447
Team Health Holdings, Inc. shareholders’ equity	125,520	267,187
Noncontrolling interest	537	1,294
Total shareholders' equity including noncontrolling interest	126,057	268,481
	$1,207,989	$1,361,410
See accompanying notes to the consolidated financial statements.

Team Health Holdings, Inc.
Consolidated Statements of Comprehensive Earnings

	Year Ended December 31,
	2011	2012	2013
	(In thousands, except per share data)
Net revenues before provision for uncollectibles	$3,141,678	$3,738,696	$4,313,848
Provision for uncollectibles	1,396,350	1,669,673	1,930,253
Net revenues	1,745,328	2,069,023	2,383,595
Cost of services rendered (exclusive of depreciation and amortization shown separately below)
Professional service expenses	1,348,255	1,611,884	1,867,817
Professional liability costs	65,982	71,556	74,185
General and administrative expenses (includes contingent purchase and other acquisition compensation expense of $13,575, $36,850 and $23,962 in 2011, 2012 and 2013, respectively)	169,147	220,799	228,911
Other expenses (income)	242	(4,757)	(4,536)
Depreciation	12,208	14,495	17,070
Amortization	17,756	29,765	37,550
Interest expense, net	12,782	16,339	14,910
Loss on refinancing of debt	6,022	194	—
Transaction costs	4,149	4,368	3,809
Earnings before income taxes	108,785	104,380	143,879
Provision for income taxes	43,264	40,571	56,313
Net earnings	65,521	63,809	87,566
Net earnings attributable to noncontrolling interest	—	37	157
Net earnings attributable to Team Health Holdings, Inc.	$65,521	$63,772	$87,409

Net earnings per share of Team Health Holdings, Inc.:
Basic	$1.01	$0.96	$1.27
Diluted	$0.98	$0.93	$1.24
Weighted average shares outstanding:
Basic	65,041	66,371	68,988
Diluted	66,580	68,277	70,624

Other comprehensive income, net of tax:
Net change in fair value of investments, net of tax of $988, $(861) and $(676) for 2011, 2012 and 2013, respectively	$1,835	$(1,601)	$(1,254)
Net change in fair value of swaps, net of tax of $359 for 2011	562	—	—
Comprehensive earnings	67,918	62,208	86,312
Comprehensive earnings attributable to noncontrolling interest	—	37	157
Comprehensive earnings attributable to Team Health Holdings, Inc.	$67,918	$62,171	$86,155

See accompanying notes to the consolidated financial statements.

Team Health Holdings, Inc.
Consolidated Statements of Shareholders’ Equity (Deficit)
(In thousands)

	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Earnings (Loss)	Equity Attributable to Noncontrolling Interest	Total
Balance at December 31, 2010	$645	$522,998	$(593,295)	$905	$—	$(68,747)
Comprehensive earnings	—	—	65,521	2,397	—	67,918
Equity based compensation	—	4,053	—	—	—	4,053
Stock issuance costs	—	(491)	—	—	—	(491)
Issuance of common stock under stock purchase plan	2	1,792	—	—	—	1,794
Exercise of stock options, net of tax benefit of $2,025	9	14,841	—	—	—	14,850
Balance at December 31, 2011	$656	$543,193	$(527,774)	$3,302	$—	$19,377
Comprehensive earnings	—	—	63,772	(1,601)	37	62,208
Equity based compensation	—	6,777	—	—	—	6,777
Stock issuance costs	—	(1,304)	—	—	—	(1,304)
Issuance of common stock under stock purchase plan	2	2,065	—	—	—	2,067
Exercise of stock options, net of tax benefit of $7,657	20	36,412	—	—	—	36,432
Contribution from noncontrolling interest	—	—	—	—	500	500
Balance at December 31, 2012	$678	$587,143	$(464,002)	$1,701	$537	$126,057
Comprehensive earnings	—	—	87,409	(1,254)	157	86,312
Equity based compensation	—	9,889	—	—	—	9,889
Stock issuance costs	—	(519)	—	—	—	(519)
Issuance of common stock under stock purchase plan	1	2,990	—	—	—	2,991
Restricted stock grant	2	(2)	—	—	—	—
Exercise of stock options, net of tax benefit of $13,450	19	43,132	—	—	—	43,151
Contribution from noncontrolling interest	—	—	—	—	600	600
Balance at December 31, 2013	$700	$642,633	$(376,593)	$447	$1,294	$268,481

See accompanying notes to the consolidated financial statements.

Team Health Holdings, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2011	2012	2013
	(In thousands)
Operating activities
Net earnings	$65,521	$63,809	$87,566
Adjustments to reconcile net earnings:
Depreciation	12,208	14,495	17,070
Amortization	17,756	29,765	37,550
Amortization of deferred financing costs	1,313	831	1,018
Equity based compensation expense	4,053	6,777	9,889
Provision for uncollectibles	1,396,350	1,669,673	1,930,253
Deferred income taxes	5,915	(10,995)	(10,729)
Loss on extinguishment and refinancing of debt	1,654	50	—
Loss (gain) on disposal or sale of equipment	253	(61)	79
Equity in joint venture income	(1,057)	(1,257)	(1,811)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,447,870)	(1,707,691)	(1,943,669)
Prepaids and other assets	3,428	(12,651)	(2,367)
Income tax accounts	605	2,520	1,932
Accounts payable	3,629	184	2,025
Accrued compensation and physician payable	21,408	25,039	20,719
Contingent purchase liabilities	(1,918)	13,353	(10,589)
Other accrued liabilities	3,384	(4,698)	(2,341)
Professional liability reserves	10,196	(17,585)	17,814
Net cash provided by operating activities	96,828	71,558	154,409
Investing activities
Purchases of property and equipment	(11,977)	(22,005)	(21,378)
Sale of property and equipment	—	171	125
Cash paid for acquisitions, net	(125,828)	(167,637)	(159,140)
Purchases of investments at insurance subsidiary	(88,561)	(159,657)	(86,773)
Proceeds from investments at insurance subsidiary	84,866	179,180	73,077
Other investing activities	90	(2,000)	—
Net cash used in investing activities	(141,410)	(171,948)	(194,089)
Financing activities
Payments on notes payable	(408,750)	(11,562)	(16,250)
Proceeds on notes payable	400,000	134,375	—
Proceeds from revolving credit facility	269,000	736,600	—
Payments on revolving credit facility	(244,000)	(761,600)	—
Payments of financing costs	(8,303)	(2,829)	(1)
Contribution from noncontrolling interest	—	500	600
Stock issuance costs	(491)	(1,304)	(519)
Proceeds from the issuance of common stock under stock purchase plans	1,794	2,067	2,991
Proceeds from exercise of stock options	12,825	27,871	30,500
Tax benefit from exercise of stock options	2,025	7,657	13,450
Net cash provided by financing activities	24,100	131,775	30,771
Net (decrease) increase in cash and cash equivalents	(20,482)	31,385	(8,909)
Cash and cash equivalents, beginning of year	30,337	9,855	41,240
Cash and cash equivalents, end of year	$9,855	$41,240	$32,331
Supplemental cash flow information:
Interest paid	$14,251	$17,372	$15,526
Taxes paid	$34,573	$43,394	$52,209
See accompanying notes to the consolidated financial statements.

Team Health Holdings, Inc.
Notes to the Consolidated Financial Statements
December 31, 2013
1. Organization and Basis of Presentation
The Company, as used herein, refers to Team Health Holdings, Inc. and its consolidated subsidiaries. The Company is one of the largest providers of outsourced physician staffing and administrative services to hospitals and other healthcare providers in the United States, based upon revenues and patient visits. We serve approximately 860 civilian and military hospitals, clinics and physician groups in 46 states with a team of more than 9,700 affiliated healthcare professionals including physicians, advanced practice clinicians (consisting of physician assistants, nurse practitioners, and CRNAs), and registered nurses. Since our inception in 1979, we have focused primarily on providing outsourced services to hospital emergency departments, which accounted for 69% of our net revenues in 2013. We also provide comprehensive programs for inpatient care (hospitalists comprising the specialties of internal medicine, orthopedic surgery, general surgery and OB/GYN), anesthesiology, urgent care, pediatrics and other healthcare services, principally within hospitals and other healthcare facilities.
Secondary Offerings
Subsequent to the Company's 2009 initial public offering, its principal shareholder at the time of the offering, Ensemble Parent LLC, an investment fund affiliated with The Blackstone Group L. P. (Ensemble), and certain officers and directors of the Company consummated a series of secondary offerings of the Company's common stock as follows:

•	March 8, 2011 - 8,830,000 shares sold by Ensemble and the Company’s chief financial officer;

•
July 5, 2012 - 9,200,000 shares sold by Ensemble and certain officers and directors. As a result of this offering, the Company ceased to be a "controlled company" within the meaning of Section 303A of the NYSE Listed Company Manual;

•	September 17, 2012 - 8,000,000 shares sold by Ensemble;

•	December 24, 2012 - 8,792,572 shares sold by Ensemble;

•
February 15, 2013 - 9,633,107 shares sold by Ensemble and certain officers and directors. Of the total shares sold in this secondary offering 9,588,990 shares were sold by Ensemble which represented the remainder of its ownership of the Company's common stock.

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
The Company consolidates its subsidiaries in accordance with the nominee shareholder model of Accounting Standards Codification (ASC) 810-10-15 (formerly Emerging Issues Task Force (EITF) No. 97-2 “Application of FASB No. 94 and APB Opinion No. 16 to Physician Practice Entities and Certain Other Entities with Contractual Management Arrangements”). The Company’s arrangements with associated professional corporations (PC) are captive in nature as a majority of the outstanding voting equity instruments of the different PCs are owned by a nominee shareholder appointed at the sole discretion of the Company. The Company has a contractual right to transfer the ownership of the PC at any time to any person it designates as the nominee shareholder. This transfer can occur without cause and any cost incurred as a result of the transfer is minimal. There would be no significant impact on the PC or the Company as a result of the transfer of ownership. The Company provides staffing services to its client hospitals through management services agreements between subsidiaries of the Company and the PCs.
Cash and Cash Equivalents
Cash consists primarily of funds on deposit in commercial banks. Cash equivalents are highly liquid investments with maturities of three months or less when acquired.
Marketable Securities

In accordance with ASC 320, “Debt and Equity Securities” (formerly Statement of Financial Accounting Standards (SFAS) No. 115 “Accounting for Certain Investments in Debt and Equity Securities,”) management determines the appropriate classification of the Company’s investments at the time of purchase and reevaluates such determination at each balance sheet date. As of December 31, 2012 and 2013, the Company has classified all marketable debt securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in other comprehensive earnings. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are recognized in earnings.
Accounts Receivable
Accounts receivable are primarily due from hospitals and clinics, third-party payors, such as insurance companies, government-sponsored healthcare programs, including Medicare and Medicaid, and self-insured employers and patients. Accounts receivable are stated net of reserves for amounts estimated by management to not be collectible. Concentration of credit risk relating to accounts receivable is somewhat limited by the diversity and number of hospitals, patients, payors and by the geographic dispersion of the Company’s operations.
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
In accordance with the provisions of ASC 350, “Intangibles—Goodwill and other” (formerly SFAS No. 142, Goodwill and Other Intangible Assets) (ASC 350) goodwill and intangible assets deemed to have indefinite lives are not amortized. The cost of service contracts and other intangibles acquired is amortized using the straight-line method over their estimated lives to match the estimated cash flow generated by such assets.
Goodwill is evaluated for possible impairment on an annual basis or more frequently if events and circumstances occur that may indicate the potential for impairment. Goodwill assigned to a reporting unit is evaluated for potential impairment following a two-step procedure. Reporting units as defined by ASC 350 may be operating segments as a whole or an operation one level below an operating segment referred to as a component. The Company has determined that the reporting units used to assess potential goodwill impairment in fiscal year 2013 are the same as the Company's operating segments. The fair value of the reporting unit is calculated by using a weighted average income and market approach and then compared to the carrying amount of the reporting unit. If the carrying value exceeds the fair value of the applicable reporting unit, the implied fair value of the goodwill of the reporting unit is then determined. If it is determined that the implied fair value of the goodwill of the reporting unit is less than the carrying value of goodwill, an impairment loss is recorded equal to such difference.
Historically, goodwill was tested annually for impairment as of December 31 of each fiscal year. Effective in the quarter ended June 30, 2013, the Company voluntarily changed the date of its annual goodwill impairment test to the first day of the fourth quarter. This voluntary change is preferable under the circumstances as it provides the Company with additional time to prepare and complete the impairment test, including measurement of any indicated impairment of goodwill, as necessary, prior to filing of the Form 10-K. This voluntary change in accounting principle was not made to delay, accelerate or avoid an impairment charge. This change is not applied retrospectively as it is impracticable to do so because retrospective application would require the application of significant estimates and assumptions with the use of hindsight. In line with this change, the Company performed the annual goodwill impairment test as of October 1, 2013. Based on the assessment, the Company has determined that for all reporting units no indications of impairment existed.

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
Deferred Financing Costs
Deferred financing costs, which are included in other noncurrent assets and are amortized over the term of the related debt using the effective interest method, consisted of the following as of December 31 (in thousands):

	2012	2013
Deferred financing costs	$9,805	$9,805
Less accumulated amortization	(622)	(1,640)
	$9,183	$8,165
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
The Company provides for its professional liability losses principally under a program of self-insurance, including the use of a wholly owned captive insurance company. The Company's estimated losses under the self-insurance program are determined using periodic actuarial estimates of losses and related expenses, adjusted on an interim basis for actual provider hours worked and loss development trends. Any differences between amounts previously recorded and the results of updated actuarial loss estimates of prior periods are recorded in the period when such differences are known.
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
Derivatives
The Company may from time to time utilize derivative financial instruments to reduce interest rate risks. The Company does not hold or issue derivative financial instruments for trading purposes. As of December 31, 2012 and 2013, the Company was not a party to any derivative agreements.
Revenue Recognition
Net revenues before provision for uncollectibles consist of fee for service revenue, contract revenue and other revenue. Net revenues before provision for uncollectibles are recorded in the period services are rendered.

Net revenues before provision for uncollectibles are principally derived from the provision of healthcare staffing services to patients within healthcare facilities. The form of billing and related risk of collection for such services may vary by customer. The following is a summary of the principal forms of the Company’s billing arrangements and how net revenues before provision for uncollectibles is recognized for each. A significant portion (85%, 84% and 84% of the Company’s net revenues before provision for uncollectibles in 2011, 2012 and 2013, respectively) resulted from fee for service patient visits. Fee for service revenue represents revenue earned under contracts in which the Company bills and collects the professional component of charges for medical services rendered by the Company’s contracted and employed physicians. Under the fee for service arrangements, the Company bills patients for services provided and receives payment from patients or their third-party payors. Fee for service revenue is reported net of contractual allowances and policy discounts. All services provided are expected to result in cash flows and are therefore, reflected as net revenues before provision for uncollectibles in the financial statements. Fee for service revenue is recognized in the period that the services are rendered to specific patients and reduced immediately for the estimated impact of contractual allowances in the case of those patients having third-party payor coverage. The recognition of net revenues before provision for uncollectibles (gross charges less contractual allowances) from such visits is dependent on such factors as proper completion of medical charts following a patient visit, the forwarding of such charts to one of the Company’s billing centers for medical coding and entering into the Company’s billing systems and the verification of each patient’s submission or representation at the time services are rendered as to the payor(s) responsible for payment of such services. Net revenues before provision for uncollectibles are recorded based on the information known at the time of entering of such information into the Company’s billing systems as well as an estimate of the net revenues before provision for uncollectibles associated with medical charts for a given service period that have not been processed yet into the Company’s billing systems. The above factors and estimates are subject to change. For example, patient payor information may change following an initial attempt to bill for services due to a change in payor status. Such changes in payor status have an impact on recorded net revenues before provision for uncollectibles due to differing payors being subject to different contractual allowance amounts. Such changes in net revenues before provision for uncollectibles are recognized in the period that such changes in payor become known. Similarly, the actual volume of medical charts not processed into the billing systems may be different from the amounts estimated. Such differences in net revenues before provision for uncollectibles are adjusted in the following month based on actual chart volumes processed.
Contract revenue represents revenue generated under contracts in which the Company provides physician and other healthcare staffing and administrative services in return for a contractually negotiated fee. In these types of arrangements the Company is the principal in the transaction and therefore recognizes contract revenue on a gross basis. Contract revenue consists primarily of billings based on hours of healthcare staffing provided at agreed to hourly rates. Revenue in such cases is recognized as the hours are worked by the Company’s staff. Additionally, contract revenue also includes supplemental revenue from hospitals where the Company may have a fee for service contract arrangement. Contract revenue for the supplemental billing in such cases is recognized based on the terms of each individual contract. Such contract terms generally either provide for a fixed monthly dollar amount or a variable amount based upon measurable monthly activity, such as hours staffed, patient visits or actual patient collections compared to a minimum activity threshold. Such supplemental revenues based on variable arrangements are usually contractually fixed on a monthly, quarterly or annual calculation basis considering the variable factors negotiated in each such arrangement. Such supplemental revenues are recognized as revenue in the period when such amounts are determined to be fixed and therefore, contractually obligated as payable by the customer under the terms of the respective agreement.
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
Net revenues before provision for uncollectibles are reduced for management’s estimates of amounts that will not be collected. The resulting net revenues reflect net cash collections for services rendered in the period, plus management’s estimate of the remaining collections to be realized for services rendered in the period. Such estimates of amounts to be collected are subject to adjustment as actual experience is realized. If subsequent collections experience indicates that an adjustment to previously recorded collection estimates is necessary, such change of estimate adjustment is recorded in the current period in which such assessment is made.
Management in estimating the amounts to be collected resulting from its approximately eleven million annual fee for service patient visits and procedures considers such factors as prior contract collection experience, current period changes in payor mix and patient acuity indicators, reimbursement rate trends in governmental and private sector insurance programs, resolution of overprovision account balances, the estimated impact of billing system effectiveness improvement initiatives and trends in collections from self-pay patients and external credit agencies. The complexity of the estimation process associated with the Company’s fee for service volumes and diverse payor mix, along with the difficulty of assessing such factors as changes in the economy impacting the number of healthcare insured versus uninsured patients and other socio-economic trends that can have an impact on collection rates, could result in subsequent material adjustments to previously reported revenues.
The Company derives a significant portion of its net revenues from government sponsored healthcare programs. Estimated net revenues derived from the Medicare program were approximately 17% of total net revenues in both 2011 and 2012 and 16% in 2013. Estimated net revenues derived from the Medicaid program were approximately 11% of total net revenues in 2011, 10% in both 2012 and 2013. In addition, net revenues derived from within the Military Health System (MHS), which is the U.S. military’s dependent healthcare program, and other government agencies was approximately 5% in 2011, 2012 and 2013.
Segment Reporting
The Company provides its services through nine operating segments which are aggregated into two reportable segments, Healthcare Staffing and Other Services. The Healthcare Staffing segment, which is an aggregation of emergency medicine, anesthesia, specialty surgery and locums staffing, provides comprehensive healthcare service programs to users and providers of healthcare services on a fee for service as well as a cost plus or contract basis. The Other Services segment, is an aggregation of hospital medicine, military and government healthcare staffing, clinical services, nurse call center operations, as well as billing, collection and consulting services that provides a range of other comprehensive healthcare services. See Note 21 for financial information of the Company's reportable segments.
Noncontrolling Interests in Consolidated Entity
In November 2012, the Company entered into a joint venture to provide administrative management and billing services to certain existing urgent care clinics the Company operates. As of December 31, 2013, the joint venture partner has contributed a total of $1.1 million to the Company for its 25% interest. The consolidated financial statements include all assets, liabilities, revenues and expenses of the less than 100% owned entity that the Company controls. Accordingly, the Company has recorded noncontrolling interests in the earnings and equity of this entity.
Recently Issued Accounting Standards

Changes to accounting principles generally accepted in the United States of America (U.S. GAAP) are established by the Financial Accounting Standards Board (FASB) in the form of accounting standards updates (ASU's) to the FASB's Accounting Standards Codification. The Company considers the applicability and impact of all ASU's. ASU's not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on the consolidated financial position or results of operations of the Company.

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

The changes in accumulated other comprehensive earnings related to available-for-sale securities and derivative instruments were as follows (in thousands):

	Year Ended December 31,
	2011	2012	2013
Balance at beginning of period	$905	$3,302	$1,701

Other comprehensive income:
Interest rate swap contracts:
Net unrealized gain	921	—	—
Tax expense(2)	(359)	—	—
Total other comprehensive gain before reclassifications, net of tax	562	—	—
Available-for-sale securities:
Net unrealized gain (loss)	2,916	202	(1,822)
Tax (expense) benefit(2)	(988)	861	676
Total other comprehensive gain (loss) before reclassifications, net of tax	1,928	1,063	(1,146)
Net amount reclassified to earnings(1)	(93)	(2,664)	(108)
Tax benefit (expense)(2)	—	—	—
Total amount reclassified from accumulated other comprehensive earnings, net of tax(3)	(93)	(2,664)	(108)
Total other comprehensive earnings (loss)	2,397	(1,601)	(1,254)

Balance at end of period	$3,302	$1,701	$447

(1) This amount was included in Other income on the accompanying Consolidated Statement of Comprehensive Earnings.
(2) These amounts were included in deferred taxes on the Company's Balance Sheet.
(3) A negative amount indicates a corresponding benefit to earnings.
In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” which amends ASC 740, “Income Taxes.” The amendments provide guidance on the financial statement presentation of an unrecognized tax benefit as either a reduction of a deferred tax asset or as a liability, when a net operating loss carryforward, similar tax loss or a tax credit carryforward exists. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 and may be applied on either a prospective or retrospective basis. The provisions are effective for the Company’s first quarter of fiscal year ending December 31, 2014. The adoption of these provisions is not expected to have a significant impact on the Company’s consolidated financial statements.
Use of Estimates
The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
3. Acquisitions and Contingent Purchase Obligations
Acquisitions
During the year ended December 31, 2013, the Company acquired the operations of nine businesses for total net cash proceeds of $159.1 million. On January 31, 2013, the Company completed the acquisition of an emergency medicine staffing business located in Arizona. Effective June 1, 2013, the Company acquired certain assets of a medical staffing group that provides anesthesia staffing services to two hospitals located in Florida. Effective July 1, 2013, the Company completed the acquisition of the operations of three emergency medicine staffing businesses located in New Jersey, Wisconsin and Ohio. On July 29, 2013, the Company completed the acquisition of certain operations of a medical staffing group that provides emergency medicine staffing services to a hospital located in Michigan. On October 11, 2013, the Company completed the acquisition of a physician management and staffing business that provides emergency medicine and hospital medicine services in Kentucky, Indiana, Ohio and West Virginia. On November 8, 2013, the Company

completed the acquisition of an anesthesia group in Florida. On December 20, 2013, the Company completed the acquisition of an anesthesia group in Nebraska. The purchase price for these acquisitions was allocated in accordance with ASC 805, "Business Combinations” (ASC 805), based on management’s estimates, to net assets acquired, including goodwill of approximately $90.7 million (of which $69.8 million is tax deductible goodwill), other intangibles consisting primarily of physician and hospital agreements of approximately $72.8 million and assumed net liabilities of approximately $4.8 million. In addition, certain agreements have a contingent consideration provision pursuant to which, if certain financial or other targets are achieved within a defined performance period, then future cash payments currently estimated to be approximately $16.5 million could be made at the conclusion of the respective performance periods, which will be accounted for as contingent purchase or other acquisition compensation expense over the related performance period.
During the year ended December 31, 2012, the Company acquired the operations of eight businesses for total net cash proceeds of $167.6 million. In April 2012, the Company completed the acquisition of an anesthesia group in New Jersey. In May 2012, the Company completed the acquisition of a physician management and staffing business that provides emergency medicine, hospital medicine, and urgent care in New York, Pennsylvania, Ohio and Texas. On July 1, 2012, the Company completed the acquisition of certain assets of a medical staffing group that provides emergency department staffing services to a hospital located in Virginia. On August 10, 2012, the Company completed the acquisition of a contract physician staffing and management business that provides specialty hospitalist staffing and program management services, including OB-GYN, general surgery, orthopedic and anesthesia services, to hospitals and healthcare systems throughout the United States. On November 1, 2012, the Company completed the acquisition of certain assets of a medical staffing group that provides emergency department staffing services to hospitals located in Alabama. On December 15, 2012, the Company completed the acquisition of certain assets of a medical staffing group that provides emergency department staffing services to hospitals located in Alabama. On December 31, 2012, the Company completed the acquisitions of an anesthesia group in New Jersey and a physician management and staffing business that provides emergency department staffing services to a hospital located in California. The purchase price for these acquisitions was allocated in accordance with the provisions of ASC 805, based on management’s estimates, to net assets acquired, including goodwill of $105.4 million (of which $81.6 million is tax deductible goodwill), other intangibles consisting primarily of physician and hospital agreements of approximately $65.8 million and assumed net liabilities of approximately $7.0 million, including $2.0 million related to a contingent purchase liability recognized at the acquisition date. In addition, the agreements have a contingent consideration provision pursuant to which, if certain financial targets are achieved within a defined performance period, current estimated maximum future cash payments totaling $35.7 million could be made at the conclusion of the respective performance periods.
During the year ended December 31, 2011, the Company acquired the operations of four businesses for total net cash proceeds of $125.8 million. In April 2011, the Company completed the acquisition of certain assets of a medical staffing group that provides emergency department staffing services to a hospital located in Alabama. In September 2011, the Company completed the acquisitions of certain assets and related business operations of an anesthesia staffing business located in Colorado, an emergency medical staffing business located in Illinois and a medical staffing group located in Tennessee. These acquisitions have broadened the Company’s presence within these lines of business. The purchase price for these acquisitions was allocated in accordance with the provisions of ASC 805, based on management’s estimates, to net assets acquired, including goodwill of $57.8 million (all of which is tax deductible goodwill) and intangible assets of approximately $58.8 million and assumed working capital assets and liabilities consisting primarily of accounts receivable of $15.1 million. In addition, the agreements have contingent consideration provisions pursuant to which, if certain financial targets are achieved within a defined performance period, current estimated maximum future cash payments totaling $3.7 million could be made at the conclusion of the respective performance periods.
These acquisitions have expanded the Company’s presence in the markets of the respective acquisitions. The results of operations of the acquired businesses have been included in the Company’s consolidated financial statements beginning on the respective acquisition dates. Pro forma results of operations for acquisitions completed in 2011 have not been presented because the effect of these acquisitions was not material, individually or in the aggregate, to the Company’s consolidated results of operations.
The following unaudited pro forma information combines the consolidated results of operations of the Company and the acquisitions completed during 2012 and 2013 as if the transactions had occurred on January 1, 2011 and 2012 (in thousands, except for per share data):

	Year Ended December 31,
	2011	2012	2013
Net revenues	$1,961,968	$2,357,311	$2,489,435
Net earnings attributable to Team Health Holdings, Inc.	70,899	68,479	91,868
Net earnings per share of Team Health Holdings, Inc.
Basic	$1.09	$1.03	$1.33
Diluted	$1.06	$1.00	$1.30
Weighted average shares outstanding:
Basic	65,041	66,371	68,988
Diluted	66,580	68,277	70,624
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
As of December 31, 2013, the Company estimates it may have to pay $34.4 million in future contingent payments for acquisitions made prior to December 31, 2013 based upon the current projected financial performance or anticipated achievement of other targets of the acquired operations. The current estimate of future contingent payments could increase or decrease depending upon the actual performance of the acquisition over the respective measurement period. These payments will be made should the acquired operations achieve the financial targets or certain contract terms as agreed to in the respective acquisition agreements. The contingent purchase and other acquisition compensation expense recognized for the years ended December 31, 2011, 2012 and 2013 was $13.6 million, $36.9 million and $24.0 million, respectively. Included in the expense recognized in 2013 is $0.5 million related to acquisition related payments made to non-owners of the acquired operations. Total estimated future unrecognized contingent purchase and other acquisition compensation expense is $18.7 million as of December 31, 2013.
The changes to the Company's accumulated contingent liability are as follows (in thousands):

Contingent purchase liability at December 31, 2012	$28,077
Payments	(29,072)
Contingent purchase and other acquisition compensation expense recognized	18,483
Contingent purchase liability at December 31, 2013	$17,488

The changes to the Company’s prepaid contingent purchase liability for the year ended December 31, 2013 are as follows (in thousands):

Prepaid contingent purchase liability at December 31, 2012	$7,305
Contingent purchase and other acquisition compensation expense recognized	5,479
Prepaid contingent purchase liability at December 31, 2013	$1,826

Estimated unrecognized contingent purchase and other acquisition compensation expense as of December 31, 2013 is as follows (in thousands):

Estimated contingent purchase and other acquisition compensation expense (in thousands):
For the year ended December 31, 2014	$12,263
For the year ended December 31, 2015	4,313
For the year ended December 31, 2016	2,167
$18,743
During 2011, 2012 and 2013, total contingent purchase payments of $15.5 million, $31.4 million and $29.1 million, respectively, were made.
In 2011, 2012 and 2013, the Company recognized transaction costs of $4.1 million, $4.4 million and $3.8 million, respectively which related to costs associated with acquisition activity.
4. Fair Value Measurements
The Company applies the provisions of FASB ASC 820, “Fair Value Measurements and Disclosures,” in determining the fair value of its financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements but rather applies to all other accounting pronouncements that require or permit fair value measurements.
FASB ASC 820 prioritizes the inputs used in measuring fair value into the following hierarchy:

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

The following table provides information on those assets and liabilities the Company currently measures at fair value on a recurring basis as of December 31, 2012 and 2013 (in thousands):

	Carrying Amount in Consolidated Balance Sheet December 31, 2012	Fair Value December 31, 2012	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3
Investments of insurance subsidiary:
Money market funds	$7,251	$7,251	$7,251	$—	$—
U. S. Treasury securities	1,013	1,013	—	1,013	—
Municipal bonds	62,730	62,730	—	62,730	—
Agency notes	1,321	1,321	—	1,321	—
Total investments of insurance subsidiary	$72,315	$72,315	$7,251	$65,064	$—
Supplemental employee retirement plan investments:
Mutual funds	$20,103	$20,103	$—	$20,103	$—

	Carrying Amount in Consolidated Balance Sheet December 31, 2013	Fair Value December 31, 2013	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3
Investments of insurance subsidiary:
Money market funds	$7,909	$7,909	$7,909	$—	$—
U. S. Treasury securities	1,001	1,001	—	1,001	—
Municipal bonds	74,663	74,663	—	74,663	—
Corporate bonds	508	508	—	508	—
Total investments of insurance subsidiary	$84,081	$84,081	$7,909	$76,172	$—
Supplemental employee retirement plan investments:
Mutual funds	$28,545	$28,545	$—	$28,545	$—
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
The Company classified its municipal and corporate bonds, agency securities, and U.S. Treasury securities within Level 2 because these securities were valued based on quoted prices in markets that are less active, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. As of December 31, 2012 and 2013, the fair value of these investments reflected net unrealized gains of $2.6 million and $0.7 million, respectively.
In addition to the preceding disclosures prescribed by the provisions of ASC 820, ASC 825 “Financial Instruments” (formerly SFAS No. 107 “Disclosures About Fair Value of Financial Instruments”) requires the disclosure of the estimated fair value of financial instruments. The Company’s short term financial instruments include cash and cash equivalents, accounts receivable, and accounts payable. The carrying value of the short term financial instruments approximates the fair value due to their short term nature. These financial instruments have no stated maturities or the financial instruments have short term maturities that approximate market.
The fair value of the Company’s debt is estimated using quoted market prices when available. When quoted market prices are not available, fair value is estimated based on current market interest rates for debt with similar maturities (Level 2). The estimated fair value of the Company’s outstanding debt as of December 31, 2012 approximated the carrying value of $517.8 million. At December 31, 2013, the estimated fair value of the Company’s outstanding debt was $501.1 million compared to a carrying value of $501.6 million.
5. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill during the years ended December 31, 2012 and 2013 were as follows (in thousands):

Goodwill	$376,794
Accumulated impairment loss	(144,579)
Additions through acquisitions	105,385
Balance, December 31, 2012	$337,600

Goodwill	$482,179
Accumulated impairment loss	(144,579)
Additions through acquisitions	90,711
Balance, December 31, 2013	$428,311
The following is a summary of other intangible assets and related amortization as of December 31, 2012 and 2013 for intangibles that are subject to amortization (in thousands):

	Gross Carrying Amount	Accumulated Amortization
As of December 31, 2012:
Contracts	$199,644	$(69,216)
Other	9,450	(1,934)
Total	$209,094	$(71,150)
As of December 31, 2013:
Contracts	$248,110	$(83,441)
Other	12,570	(4,061)
Total	$260,680	$(87,502)
Total amortization expense for other intangibles was $17.8 million, $29.8 million and $37.6 million for the years 2011, 2012 and 2013, respectively.
The estimated annual amortization expense for intangibles for the next five years is as follows (in thousands):

2014	$43,638
2015	40,106
2016	34,840
2017	29,007
2018	17,017
Other intangible assets are amortized straight-line over their estimated life which is approximately three to six years. As of December 31, 2013, the weighted average remaining amortization period for intangible assets was 3.6 years.
6. Property and Equipment
Property and equipment consists of the following at December 31 (in thousands):

	2012	2013
Land	$370	$588
Buildings and leasehold improvements	24,182	26,235
Furniture and equipment	32,515	36,747
Software	17,977	20,293
	75,044	83,863
Less accumulated depreciation	(25,878)	(30,429)
	$49,166	$53,434
Depreciation expense was $12.2 million in 2011, $14.5 million in 2012 and $17.1 million in 2013.
7. Receivables Under Insured Programs
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
8. Other Assets
Other assets consist of the following as of December 31 (in thousands):

	2012	2013
Deferred financing costs	$9,183	$8,165
Other	39,265	47,412
	$48,448	$55,577

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
Long term investments represent securities held by the Company’s captive insurance subsidiary. At December 31, 2012 and 2013, amortized cost basis and aggregate fair value of the Company’s available-for-sale securities by investment type were as follows (in thousands):

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2012
Money market funds	$7,251	$—	$—	$7,251
Treasury	1,006	7	—	1,013
Municipal bonds	60,127	2,678	(75)	62,730
Agency notes	1,314	7	—	1,321
	$69,698	$2,692	$(75)	$72,315
December 31, 2013
Money market funds	$7,909	$—	$—	$7,909
Treasury	1,005	—	(4)	1,001
Municipal bonds	73,981	1,560	(878)	74,663
Corporate bonds	500	8	—	508
	$83,395	$1,568	$(882)	$84,081
At December 31, 2012 and 2013, the amortized cost basis and aggregate fair value of the Company’s available-for-sale securities by contractual maturities were as follows (in thousands):

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2012
Due in less than one year	$11,340	$25	$—	$11,365
Due after one year through five years	37,109	1,726	(35)	38,800
Due after five years through ten years	19,503	936	(35)	20,404
Due after ten years	1,746	5	(5)	1,746
Total	$69,698	$2,692	$(75)	$72,315
December 31, 2013
Due in less than one year	$8,084	$1	$—	$8,085
Due after one year through five years	40,465	1,093	(221)	41,337
Due after five years through ten years	32,066	473	(505)	32,034
Due after ten years	2,780	1	(156)	2,625
Total	$83,395	$1,568	$(882)	$84,081

A summary of the Company’s temporarily impaired investment securities available-for-sale as of December 31, 2012 and 2013 follows (in thousands):

	Less than 12 months			Impaired Over 12 months			Total
	Fair Value	Unrealized Losses		Fair Value	Unrealized Losses		Fair Value	Unrealized Losses
December 31, 2012
Municipal bonds	8,254	(75)		130	—	(a)	8,384	(75)
Agency notes	300	—	(a)	—	—		300	—
Total investment	$8,554	$(75)		$130	$—		$8,684	$(75)
December 31, 2013
Treasury	1,001	(4)		—	—		1,001	(4)
Municipal bonds	28,939	(756)		4,532	(122)		33,471	(878)
Total investment	$29,940	$(760)		$4,532	$(122)		$34,472	$(882)
    (a) Unrealized loss is less than $1,000.
As of December 31, 2012, there were $2.7 million of unrealized gains and $0.1 million of unrealized losses on investments. Through specific identification, there were $2.7 million of realized gains and no realized losses on investments during 2012. As of December 31, 2013, there were $1.6 million of unrealized gains and $0.9 million of unrealized losses on investments. Through specific identification, there were $0.1 million of realized gains and no realized losses on investments sold during 2013.
As of December 31, 2012 and 2013, the investments related to the participant directed supplemental employee retirement plan totaled $20.1 million and $28.5 million , respectively, and are included in other assets in the accompanying consolidated balance sheet. The trading gains and losses on those investments for the year ended on December 31, 2012 and 2013 that are still held by the Company as of December 31, 2012 and 2013 were as follows (in thousands):

	2012	2013
Net gains and losses recognized during the year ended December 31, 2012 and 2013, respectively on trading securities	$126	$1,616
Less: Net gains and losses recognized during the period on trading securities sold during the year ended December 31, 2012 and 2013	278	934
Unrealized gains and losses recognized on trading securities still held at December 31, 2012 and 2013, respectively	$(152)	$682
In March 2012, the Company made an investment in a variable interest entity that is a provider of hospital-based telemedicine consultations. The Company determined that it is not the primary beneficiary of the entity, as it does not have the power to direct the activities that most significantly impact economic performance of the entity nor the responsibility to absorb a majority of the expected losses and therefore, the entity is not consolidated. The determination of whether the Company is the primary beneficiary was performed at the time of the initial investment and is performed at the date of each subsequent reporting period. This investment is accounted for as a cost method investment, which is classified in other assets in the accompanying consolidated balance sheets and measured at fair value on a nonrecurring basis. The fair value of the Company's cost method investment is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. As of December 31, 2012 and December 31, 2013, the carrying amount and maximum exposure to loss of this investment was $2.0 million. When measured on a recurring basis, this investment is considered Level 3 in the fair value hierarchy due to the use of unobservable inputs to measure fair value.

10. Other Accrued Liabilities
The Company’s other accrued liabilities consist of the following as of December 31 (in thousands):

	2012	2013
Professional liability loss reserves	$72,505	$75,785
Other	59,610	52,964
	$132,115	$128,749
11. Long-Term Debt
Long-term debt consists of the following as of December 31 (in thousands):

	2012	2013
Term A Loan	$271,563	$257,813
Term B Loan	246,250	243,750
Revolving line of credit	—	—
	517,813	501,563
Less current portion	(16,250)	(17,969)
	$501,563	$483,594
On June 29, 2011, the Company entered into a new senior secured credit facility, consisting of a $175 million Five-Year Revolving Credit Facility (Revolving Credit Facility), a $150 million Five-Year Term Loan A Facility (Term Loan A Facility) and a $250 million Seven-Year Term Loan B Facility (Term Loan B Facility), with a syndicate of financial institutions. The Company used borrowings under the new credit facility and existing cash to repay $402.7 million of its outstanding term loan as well as fees and expenses associated with the refinancing of $7.8 million of which $4.3 million was recognized as a loss on refinancing of debt in the statement of comprehensive earnings. In addition, the Company also recognized $1.7 million as a loss on refinancing of debt resulting from the write-off of previously recognized deferred financing costs. In December 2011, under the provisions of the accordion feature of the senior credit agreement, the amount of the revolving credit facility was increased to $225.0 million.
On November 1, 2012, the Company entered into an amendment to its senior secured credit facilities which, among other things, (1) increased the existing Term Loan A Facility from $150.0 million ($140.6 million outstanding at November 1, 2012) to $275.0 million, (2) increased the Company's existing Revolving Credit Facility to $250.0 million, (3) increased the Company's option to exercise its Incremental Facility for an amount up to the greater of (x) $250.0 million (increased from $150.0 million) and (y) an amount such that, after giving pro forma effect to the increase, the first lien leverage ratio does not exceed 3.75:1.00, subject to the consent of lenders and the satisfaction of certain conditions, and (4) extended the maturities of the Term Loan A Facility and the Revolving Credit Facility from June 29, 2016 to November 1, 2017. The existing $250.0 million Term Loan B Facility was not subject to the amendment and remains in place with current terms and conditions. The proceeds from the increased Term Loan A Facility were used to pay $85.0 million that was outstanding under the Revolving Credit Facility, fees associated with the refinancing of $2.8 million and accrued interest of $0.6 million. Remaining proceeds of $46.3 million was retained for other general corporate purposes. The Company recognized $0.2 million as a loss on refinancing of debt in connection with the transaction.
The interest rate on any outstanding revolving credit borrowings and Term Loan A Facility, and the commitment fee applicable to undrawn revolving commitments, is priced off a grid based upon the Company’s first lien net leverage ratio and is currently LIBOR + 1.75% in the case of revolving credit borrowings and Term Loan A Facility and 0.35% in the case of unused revolving commitments. The interest rate on the Term Loan B Facility is LIBOR + 2.75%, subject to a 1% LIBOR floor. The interest rate at December 31, 2013 was 1.8% for amounts outstanding under the Term Loan A Facility and 3.8% for the Term Loan B Facility.
There were no borrowings under the Revolving Credit Facility as of December 31, 2013, and the Company had $6.1 million of standby letters of credit outstanding against the Revolving Credit Facility commitment.
The senior credit facility agreement, as amended, contains both affirmative and negative covenants, including limitations on the Company’s ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire the Company's capital stock, acquire the capital stock or assets of another business and pay dividends, and requires the Company to comply with a maximum first lien net leverage ratio, tested quarterly. At December 31, 2013, the Company was in compliance with all covenants under the senior credit facility agreement. The credit facility is secured by substantially all of the Company’s U. S. subsidiaries’ assets.
Aggregate annual maturities of long-term debt as of December 31, 2013 are as follows (in thousands):

2014	$17,969
2015	24,844
2016	30,000
2017	195,000
2018 and thereafter	233,750
12. Other Noncurrent Liabilities
Other noncurrent liabilities consist of the following as of December 31 (in thousands):

	2012	2013
Professional liability loss reserves	$151,769	$152,876
Other	34,491	37,966
	$186,260	$190,842

The Company’s professional liability loss reserves consist of the following as of December 31 (in thousands):

	2012	2013
Estimated losses under self-insured programs	$145,016	$166,168
Estimated losses under commercial insurance programs	79,258	62,493
	224,274	228,661
Less—estimated amount payable within one year	72,505	75,785
	$151,769	$152,876
The changes to the Company’s estimated losses under self-insured programs for 2012 and 2013 are as follows (in thousands):

	2012	2013
Balance, December 31	$162,601	$145,016
Reserves related to current period	38,949	50,472
Reclassification from other liabilities	—	1,679
Assumed liabilities	753	3,338
Changes related to prior period reserves	5,165	—
Risk transfer to commercial insurance program	(38,948)	—
Payments for current period reserves	(1,862)	(2,686)
Payment for prior period reserves	(21,642)	(31,651)
Balance, December 31	$145,016	$166,168
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
The self-insurance components of our risk management program include reserves for future claims incurred but not reported (“IBNR”). As of December 31, 2012, of the $145.0 million of estimated losses under self-insured programs, approximately $94.2 million represented an estimate of IBNR claims and expenses and additional loss development, with the remaining $50.8 million representing specific case reserves. Of the existing case reserves as of December 31, 2012, $2.8 million represented case reserves that had settled but not yet funded, and $48.0 million reflected unsettled case reserves.

As of December 31, 2013, of the $166.2 million of estimated losses under self-insurance programs, approximately $100.2 million represents an estimate of IBNR claims and expenses and additional loss development, with the remaining $66.0 million representing specific case reserves. Of the existing case reserves as of December 31, 2013, $2.4 million represents case reserves that have been settled but not yet funded, and $63.6 million reflects unsettled case reserves.
The Company’s provisions for losses under its self-insurance components are estimated using the results of periodic actuarial studies. Such actuarial studies include numerous underlying estimates and assumptions, including assumptions as to future claim losses, the severity and frequency of such projected losses, loss development factors and others. Based on the results of the 2013 semi-annual actuarial studies completed in April 2013 and October 2013, management determined no change was necessary in the consolidated reserves for professional liability losses related to prior year loss estimates. During the first quarter of 2012, the Company recorded an unfavorable adjustment to prior year professional liability reserves of $5.2 million of which $4.4 million was related to a change in the discount rate used by the Company for calculating its professional liability reserves. During the first quarter of 2012, the Company adopted a discount factor based upon the weighted average US Treasury rates over a 10 year period. Prior to this change, the Company used the 10 year Treasury rate as a discount factor. The remaining $0.7 million of the prior year liability loss reserve change related to unfavorable development on prior year loss estimates. The Company’s provisions for losses under its self-insured components are subject to subsequent adjustment should future actuarial projected results for such periods indicate projected losses greater or less than previously projected. The Company’s estimated loss reserves under such programs are discounted at approximately 0.7% and 1.4% at December 31, 2012 and 2013, respectively, which was the current ten year U.S. Treasury rate at December 31, 2012 and the current weighted average Treasury rate, over a 10 year period at December 31, 2013, which reflects the risk free interest rate over the expected period of claims payments.
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

13. Shareholders’ Equity
Authorized capitalization of Team Health Holdings, Inc.
Authorized capital stock consists of 100,000,000 shares of common stock, par value $0.01 per share and 10,000,000 shares of preferred stock, par value $0.01 per share. Total number of outstanding common shares was 67,763,000 and 70,016,000 as of December 31, 2012 and December 31, 2013, respectively. There were no shares of preferred stock outstanding as of December 31, 2012 or 2013.
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
14. Equity-based Compensation
2009 Stock Incentive Plan
In May 2013, the Company's shareholders approved the Team Health Holdings, Inc. Amended and Restated 2009 Stock Incentive Plan (Stock Plan) that amended the 2009 Stock Incentive Plan.
Purpose. The purpose of the Team Health Holdings, Inc. Amended Stock Plan is to aid in recruiting and retaining key employees, directors, consultants, and other service providers of outstanding ability and to motivate those employees, directors, consultants, and other service providers to exert their best efforts on behalf of the Company and its affiliates by providing incentives through the granting of options, stock appreciation rights and other stock-based awards.
Shares Subject to the Plan. The Stock Plan provides that the total number of shares of common stock that may be issued under the 2009 Stock Plan is 15,100,000. Shares of the Company’s common stock covered by awards that terminate or lapse without the payment of consideration may be granted again under the Stock Plan.

The following table summarizes the status of options under the Stock Plan as of December 31, 2011, 2012 and 2013:

	Shares (in thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands) (1)	Weighted Average Remaining Life in Years
Outstanding at beginning of year - 2011	6,947	$13.80	$12,089	9.0
Granted	1,548	21.50	—
Exercised	(972)	13.32	7,004
Expired or forfeited	(116)	13.86	—
Outstanding at December 31, 2011	7,407	$15.47	$48,901	8.3
Exercisable at December 31, 2011	4,570	$13.96	$37,046	8.0
Outstanding at beginning of year - 2012	7,407	$15.47	$48,901	8.3
Granted	1,505	22.08	—
Exercised	(2,064)	13.89	28,662
Expired or forfeited	(175)	19.19	—
Outstanding at December 31, 2012	6,673	$17.35	$76,180	7.9
Exercisable at December 31, 2012	3,418	$14.83	$47,632	7.2
Outstanding at beginning of year - 2013	6,673	$17.35	$76,180	7.9
Granted	566	38.45	—
Exercised	(1,929)	15.40	29,702
Expired or forfeited	(248)	20.02	—
Outstanding at December 31, 2013	5,062	$20.33	$127,681	7.1
Exercisable at December 31, 2013	2,552	$16.20	$74,893	6.5
(1)Intrinsic value is the amount by which the stock price exceeds the exercise price of the options on the option exercise date or the balance sheet date.
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
For the year ended December 31, 2013, the Company recognized equity-based compensation of $8.3 million. As of December 31, 2013, the Company had $18.4 million of unrecognized compensation expense related to unvested options which will be recognized over the remaining requisite service period. Fair value of the options granted was based on the grant date fair value as calculated by the Black-Scholes option pricing formula with the following assumptions: risk-free interest rate of 1.0%, implied volatility of 41.0% and an expected life of the options of 5.25 years. Forfeitures of equity-based awards have been historically immaterial to the Company. The weighted-average estimated fair value of options granted during 2013 was $20.82 and the fair value of options vested during the year was $9.0 million.
The Company has also granted a total of 312,000 shares of restricted stock, including 256,000 shares during the year ended December 31, 2013, to its non-employee directors and management. The issued shares vest annually over a three-year period for the grants made to the independent directors and a four-year period for the grants made to management from the initial grant date. The Company recorded restricted stock expense of $0.2 million, $0.3 million and $1.5 million during 2011, 2012 and 2013, respectively, and has $6.9 million of expense remaining to be recognized over the requisite service period for these awards as of December 31, 2013.

A summary of changes in unvested shares of restricted stock is as follows (in thousands):

Shares (in thousands)
Outstanding at December 31, 2011	86
Granted	20
Vested	(48)
Forfeited and expired	—
Outstanding at December 31, 2012	58
Granted	256
Vested	(58)
Forfeited and expired	(18)
Outstanding at December 31, 2013	238
Stock Purchase Plans
In May 2010, the Company’s board of directors adopted the 2010 Employee Stock Purchase Plan (ESPP) and the 2010 Nonqualified Stock Purchase Plan (NQSPP).
The ESPP provides for the issuance of up to 600,000 shares to our employees. All eligible employees are granted identical rights to purchase common stock in each Board authorized offering under the ESPP. Rights granted pursuant to any offering under the ESPP terminate immediately upon cessation of an employee’s employment for any reason. In general, an employee may reduce his or her contribution or withdraw from participation in an offering at any time during the purchase period for such offering. Employees receive a 5% discount on shares purchased under the ESPP. Rights granted under the plan are not transferable and may be exercised only by the person to whom such rights are granted. Offerings will occur every six months in October and April. As of December 31, 2013, contributions under the ESPP totaled $0.7 million. During 2013, approximately 53,000 shares of the Company’s common stock were issued to plan participants.
The NQSPP provides for the issuance of up to 800,000 shares to our independent contractors. All eligible contractors are granted identical rights to purchase common stock in each Board authorized offering under the NQSPP. Rights granted pursuant to any offering under the NQSPP terminate immediately upon cessation of a contractor’s relationship with the Company for any reason. In general, a contractor may reduce his or her contribution or withdraw from participation in an offering at any time during the purchase period for such offering. Contractors receive a 5% discount on shares purchased under the NQSPP. Rights granted under the NQSPP are not transferable and may be exercised only by the person to whom such rights are granted. Offerings will occur every six months in October and April. As of December 31, 2013, contributions under the NQSPP totaled $0.4 million. During 2013, approximately 32,000 shares of the Company’s common stock were issued to plan participants.
15. Net Revenues
Net revenues consists of fee for service revenue, contract revenue and other revenue. The Company’s net revenues are principally derived from the provision of healthcare staffing services to patients within healthcare facilities and is recorded in the period the services are rendered. Under the fee for service arrangements, the Company bills patients for services provided and receives payment from patients or their third-party payors. Fee for service revenue reflects gross fee for service charges less contractual allowances and policy discounts, where applicable. Contractual adjustments represent the Company’s estimate of discounts and other adjustments to be recognized from gross fee for service charges under contractual payment arrangements, primarily with commercial, managed care and governmental payment plans such as Medicare and Medicaid when the Company’s providers participate in such plans. Contractual adjustments are not reflected in self-pay fee for service revenue. Contract revenue represents revenue generated under contracts in which the Company provides physician and other healthcare staffing and administrative services in return for a contractually negotiated fee. Contract revenue consists primarily of billings based on hours of healthcare staffing provided at agreed-to hourly rates. Revenue in such cases is recognized as the hours are worked by the Company’s affiliated staff and contractors. Other revenue consists primarily of revenue from management and billing services provided to outside parties. Revenue is recognized for such services pursuant to the terms of the contracts with customers. The Company also records a provision for uncollectible accounts based primarily on historical collection experience to record accounts receivables at the estimated amounts expected to be collected.
Net revenues for the years ended December 31, 2011, 2012 and 2013 consisted of the following (in thousands):

	Year Ended December 31,
	2011		2012		2013
Medicare	$354,082	20.3%	$409,139	19.8%	$467,713	19.6%
Medicaid	286,683	16.4	321,986	15.6	387,630	16.3
Commercial and managed care	768,818	44.1	915,140	44.2	1,073,401	45.0
Self-pay	1,175,515	67.4	1,420,484	68.7	1,609,656	67.5
Other	70,915	4.1	79,633	3.8	90,243	3.8
Unbilled	10,254	0.6	11,995	0.6	5,068	0.2
Net fee for service revenue before provision for uncollectibles	2,666,267	152.8	3,158,377	152.7	3,633,711	152.5
Contract revenue before provision for uncollectibles	445,849	25.5	545,107	26.3	641,986	26.9
Other	29,562	1.7	35,212	1.7	38,151	1.6
Net revenues before provision for uncollectibles	3,141,678	180.0	3,738,696	180.7	4,313,848	181.0
Provision for uncollectibles	(1,396,350)	(80.0)	(1,669,673)	(80.7)	(1,930,253)	(81.0)
Net revenues	$1,745,328	100.0%	$2,069,023	100.0%	$2,383,595	100.0%
The Company employs several methodologies for determining its allowance for doubtful accounts depending on the nature of the net revenues before provision for uncollectibles recognized. The Company initially determines gross revenue for our fee for service patient visits based upon established fee schedule prices. Such gross revenue is reduced for estimated contractual allowances for those patient visits covered by contractual insurance arrangements to result in net revenues before provision for uncollectibles. Net revenues before provision for uncollectibles is then reduced for management’s estimate of uncollectible amounts. Fee for service net revenues represent estimated cash to be collected from such patient visits and are net of management’s estimate of account balances estimated to be uncollectible. The provision for uncollectible fee for service patient visits is based on historical experience resulting from approximately eleven million million annual fee for service patient visits. The significant volume of patient visits and the terms of thousands of commercial and managed care contracts and the various reimbursement policies relating to governmental healthcare programs do not make it feasible to evaluate fee for service accounts receivable on a specific account basis. Fee for service accounts receivable collection estimates are reviewed on a quarterly basis for each fee for service contract by period of accounts receivable origination. Such reviews include the use of historical cash collection percentages by contract adjusted for the lapse of time since the date of the patient visit. In addition, when actual collection percentages differ from expected results, on a contract by contract basis, supplemental detailed reviews of the outstanding accounts receivable balances may be performed by the Company’s billing operations to determine whether there are facts and circumstances existing that may cause a different conclusion as to the estimate of the collectibility of that contract’s accounts receivable from the estimate resulting from using the historical collection experience. Contract-related net revenues are billed based on the terms of the contract at amounts expected to be collected. Such billings are typically submitted on a monthly basis and aged trial balances prepared. Allowances for estimated uncollectible amounts related to such contract billings are made based upon specific accounts and invoice periodic reviews once it is concluded that such amounts are not likely to be collected. Approximately 98% of the Company’s allowance for doubtful accounts is related to receivables for fee for service patient visits. The principal exposure for uncollectible fee for service visits is centered in self-pay patients and, to a lesser extent, for co-payments and deductibles from patients with insurance. While the Company does not specifically allocate the allowance for doubtful accounts to individual accounts or specific payor classifications, the portion of the allowance associated with fee for service charges as of December 31, 2013 was equal to approximately 92% of outstanding self-pay fee for service patient accounts. The methodologies employed to compute allowances for doubtful accounts were unchanged between 2012 and 2013.

16. Income Taxes
The provision (benefits) for income taxes from continuing operations consists of the following (in thousands):

	Year Ended December 31,
	2011	2012	2013
Current:
Federal	$34,897	$46,343	$57,536
State	7,398	7,672	11,035
	42,295	54,015	68,571
Deferred:
Federal	489	(12,109)	(8,826)
State	480	(1,335)	(3,432)
	969	(13,444)	(12,258)
	$43,264	$40,571	$56,313
The reconciliation of the provision for income taxes computed at the federal statutory tax rate to the provision for income taxes is as follows:

	Year Ended December 31,
	2011	2012	2013
Tax at statutory rate	35.0%	35.0%	35.0%
State income tax (net of federal tax benefit)	4.6	3.4	4.1
Change in valuation allowance	—	—	(0.9)
Adjustments to state net operating losses	0.2	(0.1)	(0.2)
Change in state tax rate applied to deferred taxes	—	—	(0.4)
Contingent purchase and other acquisition compensation expense	—	0.5	1.2
Permanent items and other	0.5	0.6	0.7
Tax-exempt income	(0.5)	(0.5)	(0.4)
	39.8%	38.9%	39.1%
During 2013, the Company determined that the income tax accounting for equity based compensation was applied incorrectly to options granted prior to December 31, 2009. These options were issued at the time of the Company's 2009 initial public offering in conjunction with the conversion of equity units. In accordance with ASC 718, "Compensation - Stock Compensation," the Company has adjusted additional paid-in-capital for the additional tax benefit associated with the excess tax deduction over the book expense. The Company considers the adjustments an immaterial correction of an error.
The effect of these immaterial adjustments on the consolidated balance sheet as of December 31, 2012, as previously reported, is as follows (in thousands):

	December 31, 2012
	Previously Reported	Adjustments	Adjusted
Deferred income taxes	$31,599	$8,590	$40,189
Total assets	1,199,399	8,590	1,207,989
Additional paid-in capital	578,553	8,590	587,143
Team Health Holdings, Inc. shareholders’ equity	116,930	8,590	125,520
Total shareholders' equity including noncontrolling interest	117,467	8,590	126,057
Total liabilities and shareholders' equity	1,199,399	8,590	1,207,989

The effect of these immaterial adjustments on the consolidated statements of shareholders' equity (deficit) for the years ended December 31, 2010, 2011, and 2012, as previously reported, is as follows (in thousands):

	Previously Reported	Adjustments	Adjusted
Additional paid-in capital balance at December 31, 2010	$522,992	$6	$522,998
Total shareholders' equity (deficit) at December 31, 2010	(68,753)	6	(68,747)
Additional paid-in capital portion of exercise of stock options, net of tax, in 2011	12,870	1,971	14,841
Total exercise of stock options, net of tax in 2011	12,879	1,971	14,850
Additional paid-in capital balance at December 31, 2011	541,216	1,977	543,193
Total shareholders' equity (deficit) at December 31, 2011	17,400	1,977	19,377
Additional paid-in capital portion of exercise of stock options, net of tax, in 2012	29,799	6,613	36,412
Total exercise of stock options, net of tax in 2012	29,819	6,613	36,432
Additional paid-in capital balance at December 31, 2012	578,553	8,590	587,143
Total shareholders' equity (deficit) at December 31, 2012	117,467	8,590	126,057
The effect of these immaterial adjustments on the tax benefit related to exercise of stock options on the statements of shareholders' equity (deficit) for the years ended December 31, 2011 and 2012, as previously reported, is as follows (in thousands):

	December 31, 2011
	Previously Reported	Adjustments	Adjusted
Tax benefit related to exercise of stock options	$54	$1,971	$2,025
	December 31, 2012
	Previously Reported	Adjustments	Adjusted
Tax benefit related to exercise of stock options	$1,044	$6,613	$7,657
The effect of these immaterial adjustments on the consolidated statements of cash flows for the years ended December 31, 2011 and 2012, as previously reported, is as follows (in thousands):

	December 31, 2011			December 31, 2012
	Previously Reported	Adjustments	Adjusted	Previously Reported	Adjustments	Adjusted
Deferred income taxes	$7,886	$(1,971)	$5,915	$2,498	$(13,493)	$(10,995)
Income tax accounts	605	—	605	(4,360)	6,880	2,520
Net cash provided by operating activities	98,799	(1,971)	96,828	78,171	(6,613)	71,558
Tax benefit from exercise of stock options	54	1,971	2,025	1,044	6,613	7,657
Net cash provided by financing activities	22,129	1,971	24,100	125,162	6,613	131,775
The effect of these immaterial adjustments on the general corporate total assets balance and total assets balance noted in footnote 21, Segment Reporting, for the years ended December 31, 2011 and 2012, as previously reported, is as follows (in thousands):

	December 31, 2011			December 31, 2012
	Previously Reported	Adjustments	Adjusted	Previously Reported	Adjustments	Adjusted
Total assets classified as General Corporate	$176,788	$1,977	$178,765	$234,586	$8,590	$243,176
Total assets	928,267	1,977	930,244	1,199,399	8,590	1,207,989

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the Company’s deferred tax assets and liabilities are as follows at December 31 (in thousands):

	2012	2013
Current deferred income tax assets:
Compensation related items	$4,123	$4,410
Contingent purchase liability	6,743	3,050
Professional liability reserves	3,125	3,271
Accounts receivable	29,266	35,321
Total current deferred income tax assets	43,257	46,052
Valuation allowance	(5,807)	(4,852)
Net current deferred income tax assets	37,450	41,200
Current deferred income tax liabilities:
Other	(624)	(358)
Management fee	(76,315)	(79,905)
Total current deferred income tax liabilities	(76,939)	(80,263)
Net current deferred income tax liabilities	$(39,489)	$(39,063)
Long term deferred income tax assets:
Accrued compensation related items	$2,334	$3,702
Contingent consideration liability	3,145	842
Professional liability reserves	32,231	33,763
Net operating losses	14,950	15,625
Total long term deferred income tax assets	52,660	53,932
Valuation allowance	(4,208)	(3,890)
Net long term deferred income tax assets	48,452	50,042
Long term deferred income tax liabilities:
Amortization and depreciation	(8,263)	(5,496)
Total long term deferred income tax liabilities	(8,263)	(5,496)
Net long-term deferred income tax assets	$40,189	$44,546
Total deferred income tax assets	$95,917	$99,984
Total deferred income tax liabilities	(85,202)	(85,759)
Valuation allowance	(10,015)	(8,742)
Net deferred income tax assets	$700	$5,483
The Company recognizes valuation allowances on deferred tax assets reported, if based on the weight of evidence, it believes that it is more likely than not that all or a portion of the deferred tax assets will not be realized. As of December 31, 2012 and 2013, the Company had a valuation allowance of $10.0 million and $8.7 million, respectively. The net decrease in the valuation allowance was the result of the implementation of planning opportunities for utilization of state net operating losses.
The Company, as of December 31, 2013, had net operating loss carryforwards in various states that expire at various times depending on the year generated and jurisdiction, the earliest expiration year being 2014.
The Company files a consolidated income tax return in the U.S. federal jurisdiction and in various states for its subsidiaries and remains subject to examination of its income tax returns for 2010 through 2013.
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

A reconciliation of the beginning and ending amount of unrecognized tax benefit (excluding interest and penalties) is as follows (in thousands):

	2011	2012	2013
Balance at January 1	$2,191	$2,102	$2,896
Additions based on tax positions related to the current year	607	1,139	188
Settlements during current year	—	—	—
Reductions for tax positions of prior years	—	—	—
Lapse of statutes of limitations	(696)	(345)	(54)
Balance at December 31	$2,102	$2,896	$3,030
The total unrecognized tax benefits that, if recognized, would affect the effective rate is $3.0 million as it relates to uncertainties that are permanent deductions. The Company expects a majority of the unrecognized tax benefits to be settled in 2014.
The Company recognizes accrued interest and penalties, if applicable, associated with uncertain tax positions in the respective accounts in operating expenses. During the year ended December 31, 2013, the Company reported $44,000 in additional interest expense related to the uncertain tax positions and no penalties.
17. Employee Savings Plans
The Company sponsors various employee savings plans that are primarily defined contribution plans. The Company recognized expense of approximately $4.1 million in 2011, $6.3 million in 2012 and $5.8 million in 2013 related to these plans.
The Company maintains a retirement savings plan for its employees. The plan is a defined contribution plan in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The plan provides for a discretionary match by the Company up to a maximum of 50% of the first 6% of compensation contributed by employees. The Company’s provisions in the periods comprising 2011, 2012 and 2013 reflect the maximum discretionary provisions provided for under the plan.
The Company also maintains non-qualified deferred compensation plans for certain of its employees. Total deferred compensation payable as of December 31, 2012 and 2013 was approximately $23.5 million and $31.7 million, respectively.
18. Commitments and Contingencies
Leases
The Company leases office space for terms of primarily one to fourteen years with options to renew for additional periods. Future minimum payments due on these non-cancellable operating leases at December 31, 2013 are as follows (in thousands):

2014	$15,408
2015	14,611
2016	12,297
2017	11,351
2018	10,891
Thereafter	54,906
Operating lease costs were approximately $10.8 million, $13.8 million and $15.4 million for the years ended December 31, 2011, 2012 and 2013, respectively.
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
On September 3, 2013, the Company received a subpoena from the U.S. Department of Health and Human Services Office of Inspector General. The subpoena requests copies of certain documents that are primarily related to the Company’s services at hospitals that are affiliated with Health Management Associates, Inc. (HMA) and any of HMA’s affiliates. The Company intends to cooperate with the government in its investigation and is in the process of responding to the government’s request.
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
19. Related Party Transactions
The Company leases office space from several partnerships that are partially or entirely owned by certain employees of the Company. The leases were assumed by the Company as part of a merger or purchase transaction. Total related party lease costs were approximately $0.4 million in 2011, $2.4 million in 2012 and $3.6 million in 2013. In addition, the Company purchased approximately $0.1 million and $0.1 million of medical supplies in 2012 and 2013, respectively, from a company that is partially owned by a member of management.

20. Quarterly Financial Information (unaudited)
Selected unaudited quarterly financial information for the years ended December 31, 2012 and 2013 is as follows (in thousands, except per share amounts):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2012
Net revenues before provision for uncollectibles	$840,424	$930,219	$984,843	$983,210
Net revenues	478,662	506,299	539,222	544,840
Cost of services rendered (exclusive of depreciation and amortization)
Professional service expenses	371,585	392,820	418,243	429,236
Professional liability cost	22,308	16,660	18,074	14,514
Net earnings attributable to Team Health Holdings, Inc.	14,424	14,116	20,453	14,779
Basic net earnings per share of Team Health Holdings, Inc.	0.22	0.21	0.31	0.22
Diluted net earnings per share of Team Health Holdings, Inc.	0.21	0.21	0.30	0.21
2013
Net revenues before provision for uncollectibles	$1,006,349	$1,062,806	$1,115,885	$1,128,808
Net revenues	575,945	579,733	606,127	621,790
Cost of services rendered (exclusive of depreciation and amortization)
Professional service expenses	452,769	454,771	472,027	488,250
Professional liability cost	18,656	19,077	17,467	18,985
Net earnings attributable to Team Health Holdings, Inc.	18,154	18,353	29,427	21,475
Basic net earnings per share of Team Health Holdings, Inc.	0.27	0.27	0.42	0.31
Diluted net earnings per share of Team Health Holdings, Inc.	0.26	0.26	0.41	0.30

21. Segment Reporting
During the fourth quarter of 2012 the Company completed certain changes to its management reporting structure to better align its businesses with Company objectives and operating strategies. These changes resulted in changes in the Company's operating and reportable segments. In connection with the changes, the Company determined, in accordance with segment reporting guidance, that it provides services through nine operating segments which are aggregated into two reportable segments, Healthcare Staffing and Other Services. The Healthcare Staffing segment, which is an aggregation of emergency medicine, anesthesia, specialty surgery and locums staffing, provides comprehensive healthcare service programs to users and providers of healthcare services on a fee for service as well as a cost plus or contract basis. The Other Services segment, is an aggregation of hospital medicine, military and government healthcare staffing, clinical services, nurse call center operations, as well as billing, collection and consulting services that provides a range of other comprehensive healthcare services. The operating segments included in the Other Services reportable segment, while similar in the types of services provided by those operating segments included in the Healthcare Staffing segment, do not meet the aggregation criteria prescribed by the segment reporting guidance nor do they meet the quantitative thresholds that would require a separate presentation. The changes in the reportable segments and underlying operating segments did not result in any goodwill impairment charges in the fourth quarter of 2012. The 2011 segment results have been restated to conform to the current year reporting of these businesses.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Segment amounts disclosed are prior to any elimination entries made in consolidation, except in the case of net revenues, where intercompany charges have been eliminated. Certain expenses are not allocated to the segments. These unallocated expenses are corporate expenses, net interest expense, depreciation and amortization, transaction costs and income taxes. The Company evaluates segment performance based on profit and loss before the aforementioned expenses.
The following table presents financial information for each reportable segment. Depreciation, amortization, management fee and other expenses separately identified in the consolidated statements of operations are included as a reduction to the respective segments’ operating earnings for each year below (in thousands):

	Year ended December 31,
	2011	2012	2013
Net Revenues:
Healthcare Staffing	$1,431,153	$1,708,800	$1,986,547
Other Services	314,175	360,223	397,048
	$1,745,328	$2,069,023	$2,383,595
Operating Earnings:
Healthcare Staffing	$72,449	$51,557	$79,559
Other Services	16,932	19,816	25,788
General Corporate	32,186	49,346	53,442
	$121,567	$120,719	$158,789
Reconciliation of Operating Earnings to Net Earnings:
Operating earnings	$121,567	$120,719	$158,789
Interest expense, net	12,782	16,339	14,910
Provision for income taxes	43,264	40,571	56,313
Net earnings	$65,521	$63,809	$87,566

Capital Expenditures:
Healthcare Staffing	$1,346	$2,102	$2,351
Other Services	3,076	10,261	5,848
General Corporate	7,555	9,642	13,179
	$11,977	$22,005	$21,378
Total Assets:
Healthcare Staffing	$649,476	$842,259	$990,750
Other Services	102,003	122,554	126,110
General Corporate	178,765	243,176	244,550
	$930,244	$1,207,989	$1,361,410

Note 22. Earnings Per Share
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

	Year Ended December 31,
	2011	2012	2013
Net earnings attributable to Team Health Holdings, Inc. (numerator for basic and diluted earnings per share)	$65,521	$63,772	$87,409
Denominator:
Weighted average shares outstanding	65,041	66,371	68,988
Effect of dilutive securities
Stock options	1,464	1,857	1,494
Restricted stock	74	48	141
Stock purchase plans	1	1	1
Shares used for diluted earnings per share	66,580	68,277	70,624
Basic net earnings per share of Team Health Holdings, Inc.	$1.01	$0.96	$1.27
Diluted net earnings per share of Team Health Holdings, Inc.	$0.98	$0.93	$1.24
Securities excluded from diluted earnings per share of Team Health Holdings, Inc. because they were antidilutive:
Stock options	881	2,413	349

Item 15(a)
Team Health Holdings, Inc.
Schedule II—Valuation and Qualifying Accounts
For the Years Ended December 31,
(In thousands)

	Balance at Beginning of Period	Costs and Expenses	Other	Deductions	Balance at End of Period
2011	$194,833	$1,396,350	$—	$1,325,890	$265,293
2012	$265,293	$1,669,673	$—	$1,597,917	$337,049
2013	$337,049	$1,930,253	$—	$1,889,658	$377,644

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEAM HEALTH HOLDINGS, INC.

By:	/S/ GREG ROTH
Greg Roth Chief Executive Officer (Principal Executive Officer)
Date: February 13, 2014
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Greg Roth, Michael Snow, David P. Jones and Heidi S. Allen, and each of them, as his or her true and lawful attorneys-in-fact and agents, with power to act with or without the others and with full power of substitution and resubstitution, to do any and all acts and things and to execute any and all instruments which said attorneys and agents and each of them may deem necessary or desirable to enable the registrant to comply with the U.S. Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the U.S. Securities and Exchange Commission thereunder in connection with the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the Annual Report), including specifically, but without limiting the generality of the foregoing, power and authority to sign the name of the registrant and the name of the undersigned, individually and in his or her capacity as a director or officer of the registrant, to the Annual Report as filed with the U.S. Securities and Exchange Commission, to any and all amendments thereto, and to any and all instruments or documents filed as part thereof or in connection therewith; and each of the undersigned hereby ratifies and confirms all that said attorneys and agents and each of them shall do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 13, 2014, by the following persons on behalf of the registrant and in the capacities indicated.

TEAM HEALTH HOLDINGS, INC.

By:	/s/ GREG ROTH
Greg Roth Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ DAVID P. JONES
David P. Jones Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

By:	/s/ H. LYNN MASSINGALE, M. D.
H. Lynn Massingale, M.D. Executive Chairman and Director

By:	/s/ JAMES L. BIERMAN
James L. Bierman Director

By:	/s/ GLENN A. DAVENPORT
Glenn A. Davenport Director

By:	/s/ MARY R. GREALY
Mary R. Grealy Director

By:	/s/ VICKY B. GREGG
Vicky B. Gregg Director

By:	/s/ JOSEPH L. HERRING
Joseph L. Herring Director

By:	/s/ NEIL M. KURTZ, M.D.
Neil M. Kurtz, M.D. Director

By:	/s/ NEIL P. SIMPKINS
Neil P. Simpkins Director

EXHIBIT INDEX

No.	Description

3.1	Certificate of Incorporation of Team Health Holdings, Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K (File No. 001-34583), filed by the Company on December 18, 2009)

3.2	Amended and Restated By-laws of Team Health Holdings, Inc. (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K (File No. 001-34583), filed by the Company on April 18, 2013)

10.1
Credit Agreement, dated as of June 29, 2011, among Team Health Holdings, Inc., TeamHealth, Inc., JPMorgan Chase Bank, N.A., each Lender from time to time party thereto and the other agents party thereto (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K (File No. 001-34583) filed by the Company on June 30, 2011)

10.2
First Amendment, dated as of November 1, 2012, to the Credit Agreement, dated as of June 29, 2011 among Team Health Holdings, Inc., TeamHealth, Inc., JPMorgan Chase Bank, N.A., each Lender from time to time party thereto and the other agents party thereto (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K (File No. 001-34583) filed by the Company on November 5, 2012)

10.3
TeamHealth, Inc. Non-Qualified Supplemental Executive Retirement Plan dated as of January 1, 2004 (incorporated by reference to Exhibit 10.9 of the Registration Statement on Form S-4 (File No. 333-132495) filed by Team Finance LLC on March 16, 2006)*

10.4
Participation Agreement, dated as of November 27, 2006 between TeamHealth, Inc. and Core Trust Purchasing Group (incorporated by reference to Exhibit 10.21 of the Registration Statement on Form S-1 (File No. 333-162347) filed by the Company on November 17, 2009)

10.5	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.11 of the Registration Statement on Form S-1 (File No. 333-162347) filed by the Company on December 3, 2009)*

10.6
Amended and Restated Team Health Holdings, Inc. 2009 Stock Incentive Plan (incorporated by reference to the Definitive Proxy Statement on Schedule 14A (File No. 001-34583) filed by the Company on April 9, 2013)*

10.7
Amended and Restated Team Health Holdings, Inc. Annual Management Incentive Program (incorporated by reference to the Definitive Proxy Statement on Schedule 14A (File No. 001-34583) filed by the Company on April 9, 2013)*

10.8
Amended and Restated Employment Agreement, dated November 25, 2009, between TeamHealth, Inc. and H. Lynn Massingale, M.D., (incorporated by reference to Exhibit 10.1 of Team Finance LLC’s Current Report on Form 8-K (File No. 333-132495) dated November 25, 2009)*

10.8.1
Amendment, dated August 1, 2011, to Amended and Restated Employment Agreement, between TeamHealth, Inc. and H. Lynn Massingale, M.D., (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q (File No. 001-34583), filed on August 2, 2011)*

10.9
Amended and Restated Employment Agreement, dated November 25, 2009, between TeamHealth, Inc. and Gregory S. Roth (incorporated by reference to Exhibit 10.2 of Team Finance LLC’s Current Report on Form 8-K (File No. 333-132495) dated November 25, 2009)*

10.9.1
Amendment, dated August 1, 2011, to Amended and Restated Employment Agreement, dated November 29, 2009, between TeamHealth, Inc. and Gregory S. Roth (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-34583), filed on May 3, 2011)*

10.9.2
Transition Services Agreement, dated January 7, 2014, between Team Health, Inc. and Gregory S. Roth (incorporated by reference to Exhibit 10.1 of Team Health Holdings, Inc.’s Current Report on Form 8-K (File No. 001-34583) dated January 9, 2014)*

10.10
Amended and Restated Employment Agreement, dated August 1, 2011, between TeamHealth, Inc. and David P. Jones (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-34583) filed on August 2, 2011)*

10.11
Amended and Restated Employment Agreement, dated August 1, 2011, between TeamHealth, Inc. and Heidi Solomon Allen (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (File No. 001-34583) filed on August 2, 2011)*

10.12	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.19 of the Company's Annual Report on Form 10-K (File No. 001-34583), filed on February 7, 2012)*

10.13
Employment Agreement, dated April 18, 2013, between TeamHealth, Inc. and Michael D. Snow (incorporated by reference to Exhibit 10.1 of Team Health Holdings, Inc.'s Current Report on Form 8-K (File No. 001-34583) dated April 18, 2013)*

21.1	List of Subsidiaries (filed herewith)

23.1	Consent of Ernst & Young LLP (filed herewith)

24.1	Power of Attorney (included in the signature page hereto)

31.1	Certification by Gregory S. Roth for Team Health Holdings, Inc. dated February 13, 2014, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification by David P. Jones for Team Health Holdings, Inc. dated February 13, 2014 as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification by Gregory S. Roth for Team Health Holdings, Inc. dated February 13, 2014, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification by David P. Jones for Team Health Holdings, Inc. dated February 13, 2014, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101
The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in Extensive Business Reporting Language (XBRL): (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Comprehensive Earnings, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Shareholders’ Equity (Deficit), (v) Notes to Consolidated Financial Statements, and (vii) Schedule II - Valuation and Qualifying Accounts.

*	Management contracts or compensatory plans or arrangements