Form 10-Q
period 2014-03-31
TEAM HEALTH HOLDINGS INC.
filed 2014-04-29
CIK 1082754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2014
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from              to             .
Commission File Number 001-34583

 Team Health Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	36-4276525
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
265 Brookview Centre Way
Suite 400
Knoxville, Tennessee 37919
(865) 693-1000
(Address, zip code, and telephone number, including area code, of registrant’s principal executive office)

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 25, 2014, there were outstanding 70,235,811 shares of common stock of Team Health Holdings, Inc., with a par value of $0.01.

FORWARD LOOKING STATEMENTS
Statements made in this Form 10-Q that are not historical facts and that reflect the current view of Team Health Holdings, Inc. (the Company) about future events and financial performance are hereby identified as “forward looking statements.” Some of these statements can be identified by terms and phrases such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “could,” “should,” “may,” “plan,” “project,” “predict” and similar expressions. The Company cautions readers of this Form 10-Q that such “forward looking statements,” including without limitation, those relating to the Company’s future business prospects, revenue, working capital, professional liability expense, liquidity, capital needs, interest costs and income, wherever they occur in this Form 10-Q or in other statements attributable to the Company, are necessarily estimates reflecting the judgment of the Company’s senior management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the “forward looking statements.” Factors that could cause our actual results to differ materially from those expressed or implied in such forward-looking statements include, but are not limited to:

•	the current U.S. and global economic conditions;

•	the current U.S. and state healthcare reform legislative initiatives;

•	the effect and interpretation of current or future government regulation of the healthcare industry, and our ability to comply with these regulations;

•	our exposure to billing investigations and audits by private payors and federal and state authorities, as well as auditing contractors for governmental programs;

•	our exposure to professional liability lawsuits;

•	the adequacy of our insurance reserves;

•	our reliance on reimbursements by third-party payors, as well as payments by individuals;

•	change in rates or methods of government payments for our services;

•	the general level of emergency department patient volumes at our clients’ facilities;

•	our exposure to the financial risks associated with fee for service contracts;

•	our ability to timely or accurately bill for services;

•	our ability to timely enroll healthcare professionals in the Medicare program;

•	a reclassification of independent contractor physicians by tax authorities;

•	the concentration of a significant number of our programs in certain states, particularly Florida and Tennessee;

•	any loss of or failure to renew contracts within the Military Health System Program, which are subject to a competitive bidding process;

•	our exposure to litigation;

•	fluctuations in our quarterly operating results, which could affect our ability to raise new capital for our business;

•	effect on our revenues if we experience a net loss of contracts;

•	our ability to accurately assess the costs we will incur under new contracts;

•	our ability to find suitable acquisition candidates or successfully integrate completed acquisitions;

•	our ability to implement our business strategy and manage our growth effectively;

•	our future capital needs and ability to raise capital when needed;

•	our ability to successfully recruit and retain qualified healthcare professionals;

•	enforceability of our non-competition and non-solicitation contractual arrangements with some affiliated physicians and professional corporations;

•	the high level of competition in our industry;

•	our dependence on numerous complex information systems and our ability to maintain these systems or implement new systems or any disruptions in our information systems;

•	our ability to protect our proprietary technology and services;

•	our loss of key personnel and/or ability to attract and retain highly qualified personnel;

•	our ability to comply with privacy regulations regarding the use and disclosure of patient information;

•	our ability to comply with federal or state anti-kickback laws;

•	our ability to comply with federal and state physician self-referral laws and regulations or issuance of additional legislative restrictions;

•	changes in existing laws or regulations, adverse judicial or administrative interpretations of these laws and regulations or enactment of new legislation;

•	changes in accounting standards, rules and interpretations or inaccurate estimates or assumptions in the application of accounting policies and the impact on our financial statements;

•	our exposure to a loss of contracts with our physicians or termination of relationships with our affiliated professional corporations in order to comply with antitrust laws;

•	our substantial indebtedness and ability to incur substantially more debt;

•	our ability to generate sufficient cash to service our debt; and

•	restrictive covenants in our debt agreements, which may restrict our ability to pursue our business strategies and our ability to comply with them.
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

TEAM HEALTH HOLDINGS, INC.
QUARTERLY REPORT FOR THE THREE MONTHS
ENDED MARCH 31, 2014

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements
TEAM HEALTH HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2013	March 31, 2014
	(Unaudited) (In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$32,331	$56,603
Accounts receivable, less allowance for uncollectibles of $377,644 and $358,272 in 2013 and 2014, respectively	392,430	404,977
Prepaid expenses and other current assets	35,029	31,497
Receivables under insured programs	22,961	20,128
Total current assets	482,751	513,205
Investments of insurance subsidiary	84,081	88,638
Property and equipment, net	53,434	56,159
Other intangibles, net	173,178	164,268
Goodwill	428,311	428,750
Deferred income taxes	44,546	45,862
Receivables under insured programs	39,532	41,349
Other	55,577	52,211
	$1,361,410	$1,390,442
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,700	$27,396
Accrued compensation and physician payable	201,998	175,279
Other accrued liabilities	128,749	134,848
Income tax payable	3,014	15,053
Current maturities of long-term debt	17,969	19,688
Deferred income taxes	39,063	38,767
Total current liabilities	418,493	411,031
Long-term debt, less current maturities	483,594	477,812
Other non-current liabilities	190,842	201,996
Shareholders’ equity:
Common stock, ($0.01 par value; 100,000 shares authorized, 70,016 and 70,148 shares issued and outstanding at December 31, 2013 and March 31, 2014, respectively)	700	701
Additional paid-in capital	642,633	649,023
Accumulated deficit	(376,593)	(352,748)
Accumulated other comprehensive earnings	447	1,049
Team Health Holdings, Inc. shareholders’ equity	267,187	298,025
Noncontrolling interest	1,294	1,578
Total shareholders' equity including noncontrolling interest	268,481	299,603
	$1,361,410	$1,390,442
See accompanying notes to consolidated financial statements.

TEAM HEALTH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Three Months Ended March 31,
	2013	2014
	(Unaudited) (In thousands, except per share data)
Net revenue before provision for uncollectibles	$1,006,349	$1,104,173
Provision for uncollectibles	430,404	462,523
Net revenue	575,945	641,650
Cost of services rendered (exclusive of depreciation and amortization shown separately below)
Professional service expenses	452,769	501,280
Professional liability costs	18,656	20,295
General and administrative expenses (includes contingent purchase and other acquisition compensation expense of $10,258 and $10,144 in 2013 and 2014, respectively)	58,121	62,177
Other income	(1,281)	(2,161)
Depreciation	4,086	4,571
Amortization	8,873	11,126
Interest expense, net	3,799	3,408
Transaction costs	462	1,018
Earnings before income taxes	30,460	39,936
Provision for income taxes	12,254	16,018
Net earnings	18,206	23,918
Net earnings attributable to noncontrolling interest	52	73
Net earnings attributable to Team Health Holdings, Inc.	$18,154	$23,845

Net earnings per share of Team Health Holdings, Inc.
Basic	$0.27	$0.34
Diluted	$0.26	$0.33
Weighted average shares outstanding
Basic	68,000	69,835
Diluted	70,015	71,430

Other comprehensive (loss) earnings, net of tax:
Net change in fair value of investments, net of tax of $(16) and $325 for 2013 and 2014, respectively	(30)	602
Comprehensive earnings	18,176	24,520
Comprehensive earnings attributable to noncontrolling interest	52	73
Comprehensive earnings attributable to Team Health Holdings, Inc.	$18,124	$24,447
See accompanying notes to consolidated financial statements.

TEAM HEALTH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2013	2014
	(Unaudited) (In thousands)
Operating Activities
Net earnings	$18,206	$23,918
Adjustments to reconcile net earnings:
Depreciation	4,086	4,571
Amortization	8,873	11,126
Amortization of deferred financing costs	255	253
Equity based compensation expense	1,538	2,974
Provision for uncollectibles	430,404	462,523
Deferred income taxes	(6,650)	(1,937)
Loss (gain) on disposal or sale of assets	79	(1,842)
Equity in joint venture income	(699)	(927)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(440,075)	(475,070)
Prepaids and other assets	7,395	7,357
Income tax accounts	12,137	12,039
Accounts payable	(4,577)	(59)
Accrued compensation and physician payable	(14,643)	(27,648)
Contingent purchase liabilities	8,888	8,724
Other accrued liabilities	(1,932)	2,192
Professional liability reserves	10,040	5,979
Net cash provided by operating activities	33,325	34,173
Investing Activities
Purchases of property and equipment	(3,370)	(5,919)
Sale of property and equipment	125	2,776
Cash paid for acquisitions, net	(12,000)	(2,454)
Purchases of investments by insurance subsidiary	(26,812)	(11,975)
Proceeds from investments by insurance subsidiary	19,727	8,344
Net cash used in investing activities	(22,330)	(9,228)
Financing Activities
Payments on notes payable	(4,063)	(4,063)
Proceeds from revolving credit facility	—	27,500
Payments on revolving credit facility	—	(27,500)
Stock issuance costs	(476)	—
Payments of financing costs	(1)	—
Proceeds from exercise of stock options	12,228	1,949
Tax benefit from exercise of stock options	5,215	1,441
Net cash provided by (used in) financing activities	12,903	(673)
Net increase in cash and cash equivalents	23,898	24,272
Cash and cash equivalents, beginning of period	41,240	32,331
Cash and cash equivalents, end of period	$65,138	$56,603
Supplemental cash flow information:
Interest paid	$3,827	$3,659
Taxes paid	$1,514	$4,437
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
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items) necessary for a fair presentation of results for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. The consolidated balance sheet of the Company at December 31, 2013 has been derived from the audited financial statements at that date, but does not include all of the information and disclosures required by U.S. GAAP for complete financial statements. These financial statements and the notes thereto should be read in conjunction with the December 31, 2013 audited consolidated financial statements and the notes thereto included in our annual report on Form 10-K for fiscal year 2013 filed with the Securities and Exchange Commission (the SEC).
The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements and notes. Actual results could differ from those estimates. Certain amounts for the prior year have been reclassified to conform to the current year’s presentation.
Note 2. Recently Adopted and Recently Issued Accounting Guidance

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

On January 1, 2013, the Company adopted changes issued by the FASB related to the testing of indefinite-lived intangible assets for impairment, similar to the goodwill changes adopted in October 2011. These changes provide an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that the fair value of an indefinite-lived intangible asset is less than its carrying amount. Such qualitative factors may include the following: macroeconomic conditions; industry and market considerations; cost factors; overall financial performance; and other relevant entity-specific events. If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform the existing two-step quantitative impairment test, otherwise no further analysis is required. An entity also may elect not to perform the qualitative assessment and, instead, proceed directly to the two-step quantitative impairment test. Notwithstanding the adoption of these changes, management plans to proceed directly to the two-step quantitative test for the Company's indefinite-lived intangible assets. The adoption of these changes had no impact on the Company's Consolidated Financial Statements.

On January 1, 2013, the Company adopted changes issued by the FASB to the reporting of amounts reclassified out of accumulated other comprehensive earnings. These changes require an entity to report the effect of significant reclassifications out of accumulated other comprehensive earnings on the respective line items in net earnings if the amount being reclassified is required to be reclassified in its entirety to net earnings. For other amounts that are not required to be reclassified in their entirety to net earnings in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about those amounts. These requirements are to be applied to each component of accumulated other comprehensive earnings. Other than the additional disclosure requirements, the adoption of these changes had no impact on the consolidated financial statements. The changes in accumulated other comprehensive earnings related to available-for-sale securities are detailed in Note 14.

In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (ASU 2013-11). The guidance requires an entity to present its unrecognized tax benefits net of its deferred tax assets when settlement in this manner is available under the tax law, which would be based on facts and circumstances as of the balance sheet reporting date and would not consider future events. Gross presentation in the notes to the financial statements is required. ASU 2013-11 is applicable on a prospective basis to all unrecognized tax benefits that exist at the effective date, with the option to apply it retrospectively. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of ASU 2013-11 had no impact on the Company's Consolidated Financial Statements.

Note 3. Acquisitions and Contingent Purchase Obligations
Acquisitions
In March 2014, the Company completed the acquisition of an emergency medicine staffing business located in West Virginia and acquired certain assets of a medical staffing group that provides emergency medicine staffing services to a hospital located in California. The purchase price for these acquisitions was allocated in accordance with ASC Topic 805, “Business Combinations” (ASC 805), based on management’s estimates, to goodwill of approximately $0.4 million (all of which is tax deductible goodwill) and other intangibles consisting of physician and hospital agreements of approximately $2.2 million. In addition, one agreement has a contingent consideration provision pursuant to which, if certain targets including a continued employment provision are achieved within a defined performance period, future cash payments currently estimated to be approximately $0.8 million could be made at the conclusion of the performance period. These acquisitions have expanded the Company’s presence in emergency medicine staffing in the West Virginia and California markets.

The results of operations of the acquired businesses have been included in the Company’s consolidated financial statements beginning on the acquisition date. Pro forma results of operations have not been presented because the effect of these acquisitions is not material to the Company’s consolidated results of operations individually or in the aggregate.

In April 2014, the Company acquired certain assets of an emergency medicine staffing business located in South Carolina. This acquisition has expanded the Company's presence in emergency medicine staffing in the South Carolina market. The Company is still in the process of completing the preliminary purchase price allocation for this acquisition.
Contingent Purchase Obligations
In accordance with ASC 805, when contingent payments are tied to continuing employment, such amounts are recognized ratably over the defined performance period as compensation expense which is included as a component of general and administrative expense (and parenthetically disclosed) in the results of the Company’s operations.
As of March 31, 2014, the Company estimates it may have to pay $40.5 million in future contingent payments for acquisitions made prior to March 31, 2014 based upon the current projected performance of the acquired operations of which $26.2 million is recorded as a liability in other liabilities and other non-current liabilities on the Company’s balance sheet. The remaining estimated liability of $14.3 million will be recorded as contingent purchase compensation expense over the remaining performance periods. The current estimate of future contingent payments could increase or decrease depending upon the actual performance of the acquisition over the respective performance periods. These payments will be made should the acquired operations achieve the financial targets or certain contract terms as agreed to in the respective acquisition agreements, including the requirements for continuing employment. In addition, the Company had a prepaid contingent purchase obligation of $0.5 million that will be recorded as contingent purchase compensation expense over the remaining performance period.

The changes to the Company’s accumulated contingent purchase liability for the three months ended March 31, 2014 are as follows (in thousands):

Contingent purchase liability at December 31, 2013	$17,488
Payments	(50)
Contingent purchase and other acquisition compensation expense recognized	8,774
Contingent purchase liability at March 31, 2014	$26,212

The changes to the Company’s prepaid contingent purchase liability for the three months ended March 31, 2014 are as follows (in thousands):

Prepaid contingent purchase liability at December 31, 2013	$1,826
Contingent purchase compensation expense recognized	1,370
Prepaid contingent purchase liability at March 31, 2014	$456

Estimated unrecognized contingent purchase compensation expense as of March 31, 2014 is as follows (in thousands):

For the remainder of the year ended December 31, 2014	$7,815
For the year ended December 31, 2015	4,733
For the year ended December 31, 2016	2,237
$14,785
In the three months ended March 31, 2013 and 2014, the Company recognized transaction costs of $0.5 million and $1.0 million, respectively, which related to external costs associated with due diligence and acquisition activity.
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

The following table provides information on those assets and liabilities the Company currently measures at fair value on a recurring basis as of December 31, 2013 and March 31, 2014 (in thousands):

	Carrying Amount in Consolidated Balance Sheet December 31, 2013	Fair Value December 31, 2013	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3
Investments of insurance subsidiary:
Money market funds	$7,909	$7,909	$7,909	$—	$—
U. S. Treasury securities	1,001	1,001	—	1,001	—
Municipal bonds	74,663	74,663	—	74,663	—
Corporate bonds	508	508	—	508	—
Total investments of insurance subsidiary	$84,081	$84,081	$7,909	$76,172	$—
Supplemental employee retirement plan investments:
Mutual funds	$28,545	$28,545	$—	$28,545	$—

	Carrying Amount in Consolidated Balance Sheet March 31, 2014	Fair Value March 31, 2014	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3
Investments of insurance subsidiary:
Money market funds	$12,468	$12,468	$12,468	$—	$—
U. S. Treasury securities	1,002	1,002	—	1,002	—
Municipal bonds	75,168	75,168	—	75,168	—
Total investments of insurance subsidiary	$88,638	$88,638	$12,468	$76,170	$—
Supplemental employee retirement plan investments:
Mutual funds	$29,948	$29,948	$—	$29,948	$—
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
The fair value of these investments reflected net unrealized gains of approximately $0.7 million as of December 31, 2013 and $1.6 million as of March 31, 2014.
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
The fair value of the Company's debt is estimated using quoted market prices when available. When quoted market prices are not available, fair value is estimated based on current market interest rates for debt with similar maturities (Level 2). At March 31, 2014, the estimated fair value of the Company’s outstanding debt was $498.7 million compared to a carrying value of $497.5 million.
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

At December 31, 2013 and March 31, 2014, amortized cost basis and aggregate fair value of the Company’s available-for-sale securities by investment type were as follows (in thousands):

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2013
Money market funds	$7,909	$—	$—	$7,909
U. S. Treasury securities	1,005	—	(4)	1,001
Municipal bonds	73,981	1,560	(878)	74,663
Corporate bonds	500	8	—	508
	$83,395	$1,568	$(882)	$84,081
March 31, 2014
Money market funds	$12,468	$—	$—	$12,468
U. S. Treasury securities	1,005	—	(3)	1,002
Municipal bonds	73,553	1,950	(335)	75,168
	$87,026	$1,950	$(338)	$88,638
During the first quarter of 2014, the Company identified an immaterial error in the presentation of amortized cost basis and aggregate fair value of the Company’s available-for-sale securities by contractual maturities as of December 31, 2013. The effect of these immaterial adjustments, as previously reported, is as follows (in thousands):

Previously reported:	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2013
Due in less than one year	$8,084	$1	$—	$8,085
Due after one year through five years	40,465	1,093	(221)	41,337
Due after five years through ten years	32,066	473	(505)	32,034
Due after ten years	2,780	1	(156)	2,625
Total	$83,395	$1,568	$(882)	$84,081

Adjustments:	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2013
Due in less than one year	$5,367	$90	$—	$5,457
Due after one year through five years	6,082	273	(119)	6,236
Due after five years through ten years	(10,596)	(363)	65	(10,894)
Due after ten years	(853)	—	54	(799)
Total	$—	$—	$—	$—

At December 31, 2013, as adjusted, and March 31, 2014, the amortized cost basis and aggregate fair value of the Company’s available-for-sale securities by contractual maturities were as follows (in thousands):

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2013
Due in less than one year	$13,451	$91	$—	$13,542
Due after one year through five years	46,547	1,366	(340)	47,573
Due after five years through ten years	21,470	110	(440)	21,140
Due after ten years	1,927	1	(102)	1,826
Total	$83,395	$1,568	$(882)	$84,081
March 31, 2014
Due in less than one year	$18,700	$77	$—	$18,777
Due after one year through five years	46,553	1,526	(198)	47,881
Due after five years through ten years	19,848	343	(109)	20,082
Due after ten years	1,925	4	(31)	1,898
Total	$87,026	$1,950	$(338)	$88,638
A summary of the Company’s temporarily impaired available-for-sale investment securities as of March 31, 2014 follows (in thousands):

	Impaired Less Than 12 Months		Impaired Over 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2013
U.S. Treasury securities	$1,001	$(4)	$—	$—	$1,001	$(4)
Municipal bonds	28,939	(756)	4,532	(122)	33,471	(878)
Total investment	$29,940	$(760)	$4,532	$(122)	$34,472	$(882)
March 31, 2014
U. S. Treasury securities	$1,001	$(3)	$—	$—	$1,001	$(3)
Municipal bonds	13,817	(184)	7,189	(151)	21,006	(335)
Total investment	$14,818	$(187)	$7,189	$(151)	$22,007	$(338)

The unrealized losses resulted from changes in market interest rates, not from changes in the probability of contractual cash flows. Because the Company has the ability and intent to hold the investments until a recovery of carrying value and full collection of the amounts due according to the contractual terms of the investments is expected, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2014.
During the three months ended March 31, 2014, the Company recorded a gain of approximately $13,700 on the sale of specifically identified investments.
As of March 31, 2014, and December 31, 2013, the investments related to the participant directed supplemental employee retirement plan totaled $29.9 million and $28.5 million, respectively, and are included in other assets in the accompanying consolidated balance sheets. The net trading gains on those investments for the three months ended on March 31, 2014 and March 31, 2013 that were still held by the Company as of March 31, 2014 and March 31, 2013 are as follows (in thousands):

	2013	2014
Net gains and losses recognized during the three months ended March 31, 2013 and 2014, respectively on trading securities	$1,295	$350
Less: Net gains and losses recognized during the period on trading securities sold during the three months ended March 31, 2013 and 2014	41	(14)
Unrealized gains and losses recognized on trading securities still held at March 31, 2013 and 2014, respectively	$1,254	$364
The Company has an investment in a variable interest entity that is a provider of hospital-based telemedicine consultations. The Company has determined that it is not the primary beneficiary of the entity, as it does not have the power to direct the activities that most significantly impact economic performance of the entity nor the responsibility to absorb a majority of the expected losses and therefore, the entity is not consolidated and the investment is accounted for under the cost method. The determination of whether the Company is the primary beneficiary was performed at the time of our initial investment and is performed at the date of each subsequent reporting period. This investment is accounted for as a cost method investment, which is classified in other assets in the accompanying consolidated balance sheets and measured at fair value on a nonrecurring basis. The fair value of the Company's cost method investment is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. As of December 31, 2013 and March 31, 2014, the carrying amount and maximum exposure to loss of this investment was $2.0 million. When measured on a recurring basis, this investment is considered Level 3 in the fair value hierarchy due to the use of unobservable inputs to measure fair value.

Note 6. Net Revenue
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

Net revenue for the three months ended March 31, 2013 and 2014 consisted of the following (in thousands):

	Three Months Ended March 31,
	2013		2014
Medicare	$113,230	19.7%	$123,391	19.2%
Medicaid	85,836	14.9	108,929	17.0
Commercial and managed care	250,846	43.6	286,100	44.6
Self-pay	367,951	63.9	386,251	60.2
Other	21,416	3.7	21,014	3.3
Unbilled	(872)	(0.2)	2,853	0.4
Net fee for service revenue before provision for uncollectibles	838,407	145.6	928,538	144.7
Contract revenue before provision for uncollectibles	158,567	27.5	165,594	25.8
Other	9,375	1.6	10,041	1.6
Net revenue before provision for uncollectibles	1,006,349	174.7	1,104,173	172.1
Provision for uncollectibles	(430,404)	(74.7)	(462,523)	(72.1)
Net revenue	$575,945	100.0%	$641,650	100.0%
The Company employs several methodologies for determining its allowance for uncollectibles depending on the nature of the net revenue before provision for uncollectibles recognized. The Company initially determines gross revenue for its fee for service patient visits based upon established fee schedule prices. Such gross revenue is reduced for estimated contractual allowances for those patient visits covered by contractual insurance arrangements to result in estimated net revenue before provision for uncollectibles. Net revenue before provision for uncollectibles is then reduced for management’s estimate of uncollectible amounts. Fee for service net revenue represents estimated cash to be collected from such patient visits and is net of management’s estimate of account balances estimated to be uncollectible. The provision for uncollectible fee for service patient visits is based on historical experience resulting from approximately eleven million annual fee for service patient visits. The significant volume of patient visits and the terms of thousands of commercial and managed care contracts and the various reimbursement policies relating to governmental healthcare programs do not make it feasible to evaluate fee for service accounts receivable on a specific account basis. Fee for service accounts receivable collection estimates are reviewed on a quarterly basis for each fee for service contract by period of accounts receivable origination. Such reviews include the use of historical cash collection percentages by contract adjusted for the lapse of time since the date of the patient visit. In addition, when actual collection percentages differ from expected results, on a contract by contract basis, supplemental detailed reviews of the outstanding accounts receivable balances may be performed by the Company’s billing operations to determine whether there are facts and circumstances existing that may cause a different conclusion as to the estimate of the collectibility of that contract’s accounts receivable from the estimate resulting from using the historical collection experience. Contract-related net revenue is billed based on the terms of the contract at amounts expected to be collected. Such billings are typically submitted on a monthly basis and aged trial balances prepared. Allowances for estimated uncollectible amounts related to such contract billings are made based upon specific accounts and invoice periodic reviews once it is concluded that such amounts are not likely to be collected. Approximately 98% of the Company’s allowance for doubtful accounts is related to receivables for fee for service patient visits. The principal exposure for uncollectible fee for service visits is centered in self-pay patients and, to a lesser extent, for co-payments and deductibles from patients with insurance. While the Company does not specifically allocate the allowance for doubtful accounts to individual accounts or specific payor classifications, the portion of the allowance associated with fee for service charges as of March 31, 2014 was equal to approximately 92% of outstanding self-pay fee for service patient accounts. The methodologies employed to compute allowances for doubtful accounts were unchanged between 2013 and 2014.

Note 7. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill during the year ended December 31, 2013 and the three months ended March 31, 2014 were as follows (in thousands):

Goodwill	$482,179
Accumulated impairment loss	(144,579)
Additions through 2013 acquisitions	90,711
Balance, December 31, 2013	$428,311
Goodwill	$572,890
Accumulated impairment loss	(144,579)
Additions through 2014 acquisitions	439
Balance, March 31, 2014	$428,750

The following is a summary of intangible assets and related amortization as of December 31, 2013 and March 31, 2014 (in thousands):

	Gross Carrying Amount	Accumulated Amortization
As of December 31, 2013:
Contracts	$248,110	$(83,441)
Other	12,570	(4,061)
Total	$260,680	$(87,502)
As of March 31, 2014:
Contracts	$250,065	$(93,907)
Other	12,830	(4,720)
Total	$262,895	$(98,627)
Aggregate amortization expense:
For the three months ended March 31, 2014		$11,126
Estimated amortization expense:
For the remainder of the year ended December 31, 2014		$32,827
For the year ended December 31, 2015		40,484
For the year ended December 31, 2016		35,218
For the year ended December 31, 2017		29,385
For the year ended December 31, 2018		17,395
For the years ended December 31, 2019 and thereafter		8,959
Contract intangibles are amortized over their estimated life, which is approximately three to six years. As of March 31, 2014, the weighted average remaining amortization period for intangible assets was 3.7 years.

Note 8. Long-Term Debt
Long-term debt as of March 31, 2014 consisted of the following (in thousands):

Term A Loan Facility	$254,375
Term B Loan Facility	243,125
Revolving line of credit	—
497,500
Less current portion	(19,688)
$477,812
The Company's senior secured credit facilities consist of a $275.0 million Term Loan A Facility, a $250.0 million Term Loan B Facility, and a $250.0 million Revolving Credit Facility (the Credit Facility). The Company has the option to exercise its Incremental Facility for an amount up to the greater of (x) $250.0 million and (y) an amount such that, after giving pro forma effect to the increase, the first lien leverage ratio does not exceed 3.75:1.00, subject to the consent of lenders and the satisfaction of certain conditions.
The Term A Loan Facility matures on November 1, 2017. The Term B Loan Facility matures on June 29, 2018. The Revolving Credit Facility has a final maturity date of November 1, 2017. The maturity dates under the Credit Facility are subject to extension with lender consent according to the terms of the agreement.
The interest rate on Term A loans, any outstanding revolving credit borrowings and the commitment fee applicable to undrawn revolving commitments is priced off a grid based upon the Company’s first lien net leverage ratio. In the case of Term A loans it was LIBOR +1.50% for the three months ended March 31, 2014 and LIBOR +1.75% for the same period in 2013. The interest rate on the Term B loan is LIBOR +2.75%, subject to a 1% LIBOR floor. The interest rate at March 31, 2014 was 1.73% for amounts outstanding under the Term A Loan Facility and 3.75% for the Term B Loan Facility. The interest rate for borrowings under the Revolving Credit Facility during the three months ended March 31, 2014 was 3.75% and 0.35% in the case of unused revolving commitments.
The Company had no borrowings under the revolving line of credit outstanding as of March 31, 2014, and the Company had $6.1 million of standby letters of credit outstanding against the revolving credit facility commitment.
The senior credit facility agreement contains both affirmative and negative covenants, including limitations on the Company’s ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire its capital stock, acquire the capital stock or assets of another business and pay dividends, and requires the Company to comply with a maximum first lien net leverage ratio, tested quarterly. At March 31, 2014, the Company was in compliance with all covenants under the senior credit facility agreement. The Credit Facility is secured by substantially all of the Company’s U. S. subsidiaries’ assets.
Aggregate annual maturities of long-term debt as of March 31, 2014 are as follows (in thousands):

2014	$19,688
2015	26,562
2016	30,000
2017	188,125
2018 and thereafter	233,125

Note 9. Professional Liability Insurance
The Company’s professional liability loss reserves included in other accrued liabilities and other non-current liabilities in the accompanying consolidated balance sheets consisted of the following (in thousands):

	December 31, 2013	March 31, 2014
Estimated losses under self-insured programs	$166,168	$172,147
Estimated losses under commercial insurance programs	62,493	61,477
	228,661	233,624
Less estimated payable within one year	75,785	71,050
	$152,876	$162,574
The changes to the Company’s estimated losses under self-insured programs as of March 31, 2014 were as follows (in thousands):

Balance, December 31, 2013	$166,168
Reserves related to current period	12,861
Payments for current period reserves	(9)
Payments for prior period reserves	(6,873)
Balance, March 31, 2014	$172,147
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
The self-insurance components of our risk management program include reserves for future claims incurred but not reported (IBNR). As of December 31, 2013, of the $166.2 million of estimated losses under self-insured programs, approximately $100.2 million represented an estimate of IBNR claims and expenses and additional loss development, with the remaining $66.0 million representing specific case reserves. Of the specific case reserves as of December 31, 2013, $2.4 million represented case reserves that had settled but not yet funded, and $63.6 million reflected unsettled case reserves.
As of March 31, 2014, of the $172.1 million of estimated losses under self-insurance programs, approximately $97.1 million represented an estimate of IBNR claims and expenses and additional loss development, with the remaining $75.0 million representing specific case reserves. Of the specific case reserves as of March 31, 2014, $3.4 million represented case reserves that had been settled but not yet funded, and $71.6 million reflected unsettled case reserves.
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
The Company’s most recent actuarial valuation was completed in April 2014. Based on the results of the actuarial study completed in April 2014, management determined no additional change was necessary in the consolidated reserves for professional liability losses during the first quarter of 2014 related to prior year loss estimates. The discount rate on professional liability reserves was 1.4% at March 31, 2014 and December 31, 2013.

Note 10. Share-based Compensation
Stock Incentive Plan
In May 2013 the Company's shareholders approved the Team Health Holdings, Inc. Amended and Restated 2009 Stock Incentive Plan (the Stock Plan) that amended the 2009 Stock Incentive Plan.

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
Shares Subject to the Plan. The Stock Plan provides that the total number of shares of common stock that may be issued is 15,100,000, of which approximately 3,768,000 are available to grant as of March 31, 2014. Shares of the Company’s common stock covered by awards that terminate or lapse without the payment of consideration may be granted again under the Stock Plan.

The following table summarizes the status of options under the Stock Plan as of March 31, 2014:

	Shares (in thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Life in Years
Outstanding at beginning of year	5,062	$20.33	$127,681	7.1
Granted	—	—
Exercised	(132)	14.91	2,206
Expired or forfeited	(13)	19.53
Outstanding at end of period	4,917	$20.48	$119,335	6.9
Exercisable at end of period	2,453	$16.26	$69,882	6.3
Intrinsic value is the amount by which the stock price as of March 31, 2014 exceeds the exercise price of the options. As of March 31, 2014, the Company had approximately $16.0 million of unrecognized compensation expense, net of estimated forfeitures related to unvested options which will be recognized over the remaining requisite service period. There were no options granted during the three months ended March 31, 2014.
The Company has also granted a total of 291,000 shares of restricted stock under the Stock Plan to independent board members and certain members of management, of which, none were granted in 2014. The issued shares vest annually over a three-year period for the grants made to the independent board members and a four-year period for the grants made to management from the initial grant date. The Company recorded restricted stock expense of approximately $0.6 million relating to these shares during the three months ended March 31, 2014 and had $6.4 million of expense remaining to be recognized over the requisite service period for these awards at March 31, 2014.
A summary of changes in total outstanding unvested shares of restricted stock for the three months ended March 31, 2014 is as follows:

Shares (in thousands)
Outstanding at beginning of year	238
Granted	—
Vested	(2)
Forfeited and expired	—
Outstanding at March 31, 2014	236
Stock Purchase Plans
In May 2010, the Company’s Board of Directors (the Board) adopted the 2010 Employee Stock Purchase Plan (ESPP) and the 2010 Nonqualified Stock Purchase Plan (NQSPP).
The ESPP provides for the issuance of up to 600,000 shares to the Company’s employees. All eligible employees are granted identical rights to purchase common stock in each Board authorized offering under the ESPP. Rights granted pursuant to any offering under the ESPP terminate immediately upon cessation of an employee’s employment for any reason. In general, an employee may reduce his or her contribution or withdraw from participation in an offering at any time during the purchase period for such offering. Employees receive a 5% discount on shares purchased under the ESPP. Rights granted under the plan are not transferable and may be exercised only by the person to whom such rights are granted. Offerings occur every six months in October and April. As of March 31, 2014, contributions under the ESPP totaled $1.3 million. In April 2014, approximately 29,000 shares of the Company’s common stock were issued to plan participants.
The NQSPP provides for the issuance of up to 800,000 shares to our independent contractors. All eligible contractors are granted identical rights to purchase common stock in each Board authorized offering under the NQSPP. Rights granted pursuant to any offering under the NQSPP terminate immediately upon cessation of a contractor’s relationship with the Company for any reason. In general, a contractor may reduce his or her contribution or withdraw from participation in an offering at any time during the purchase period for such offering. Contractors receive a 5% discount on shares purchased under the NQSPP. Rights granted under the NQSPP are not transferable and may be exercised only by the person to whom such rights are granted. Offerings occur every six months in October and April. As of March 31, 2014, contributions under the NQSPP totaled $0.7 million. In April 2014, approximately 16,000 shares of the Company’s common stock were issued to plan participants.
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
On September 3, 2013, the Company received a subpoena from the U.S. Department of Health and Human Services Office of Inspector General. The subpoena requests copies of certain documents that are primarily related to the Company’s services at hospitals that are affiliated with Health Management Associates, Inc. (“HMA”) and any of HMA’s affiliates. The Company is cooperating with the government in its investigation.
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
Healthcare Reform
The Patient Protection and Affordable Care Act (the PPACA), signed into law on March 23, 2010, as amended by the Health Care and Education Reconciliation Act of 2010 on March 30, 2010, collectively referred to as the Healthcare Reform Laws, significantly affect the U.S. healthcare system by increasing access to health insurance benefits for the uninsured and underinsured populations, among other changes. On June 28, 2012, the U.S. Supreme Court (the Supreme Court) upheld the constitutionality of the requirement in PPACA that individuals maintain health insurance or pay a penalty (the individual mandate) under Congress's taxing power. The Supreme Court upheld the PPACA provision expanding Medicaid eligibility to new populations as constitutional, but only so long as the expansion of the Medicaid program is optional for the states. States that choose not to expand their Medicaid programs to newly eligible populations in PPACA can only lose the new federal Medicaid funding in PPACA but not their eligibility for existing federal Medicaid matching payments. While the ultimate impact of these laws and implementing regulations will not be known until all provisions are fully implemented, the Company believes that some of their provisions will likely yield positive results, such as increasing access to health benefits for the uninsured and underinsured populations. Other provisions, however, such as Medicare payment reforms and reductions that could reduce provider payments, may have an adverse effect on the reimbursement rates the Company receives for services provided by affiliated healthcare professionals.

Note 12. Earnings Per Share
The Company computes basic earnings per share using the weighted average number of shares outstanding. The Company computes diluted earnings per share using the weighted average number of shares outstanding plus the dilutive effect of restricted common shares and outstanding stock options. The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2013 and 2014 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2013	2014
Net earnings attributable to Team Health Holdings, Inc. (numerator for basic and diluted earnings per share)	$18,154	$23,845
Denominator:
Weighted average shares outstanding	68,000	69,835
Effect of dilutive securities:
Stock options	1,977	1,505
Restricted stock	36	88
Stock purchase plans	2	2
Shares used for diluted earnings per share	70,015	71,430
Basic net earnings per share of Team Health Holdings, Inc.	$0.27	$0.34
Diluted net earnings per share of Team Health Holdings, Inc.	$0.26	$0.33
Securities excluded from diluted earnings per share of Team Health Holdings, Inc. because they were antidilutive:
Stock options	21	559
Restricted stock	—	—
Note 13. Noncontrolling Interests in Consolidated Entity
In November 2012, the Company entered into a joint venture to provide administrative management and billing services to certain existing urgent care clinics the Company operates. The joint venture partner contributed $0.5 million in November 2012, and $0.6 million in August 2013 to the Company for its interest. As of March 31, 2014 the Company recognized an additional $0.2 million receivable from the joint venture partner. The consolidated financial statements include all assets, liabilities, revenues and expenses of the less than 100% owned entity that the Company controls. Accordingly, the Company has recorded noncontrolling interests in the earnings and equity of this entity.
Note 14. Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive earnings related to available-for-sale securities were as follows (in thousands):

	Three Months Ended March 31,
	2013	2014
Balance at beginning of period	$1,701	$447

Other comprehensive earnings:
Net unrealized loss (gain)	(34)	941
Tax benefit (expense)	16	(325)
Total other comprehensive (loss) earnings before reclassifications, net of tax	(18)	616
Net amount reclassified to earnings(1)	(12)	(14)
Tax expense(2)	—	—
Total amount reclassified from accumulated other comprehensive earnings, net of tax(3)	(12)	(14)
Total other comprehensive (loss) earnings	(30)	602

Balance at end of period	$1,671	$1,049

(1)	This amount was included in Other income on the accompanying Consolidated Statement of Comprehensive Earnings.

(2)	These amounts were included in Provision for income taxes on the accompanying Consolidated Statement of Comprehensive Earnings.

(3)	A positive amount indicates a corresponding charge to earnings and a negative amount indicates a corresponding benefit to earnings.
Note 15. Segment Reporting
The Company provides services through ten operating segments which are aggregated into two reportable segments, Healthcare Staffing and Other Services. The Healthcare Staffing segment, which is an aggregation of emergency medicine, anesthesia, specialty surgery and locums staffing, provides comprehensive healthcare service programs to users and providers of healthcare services on a fee for service as well as a cost plus or contract basis. The Other Services segment, is an aggregation of hospital medicine, military and government healthcare staffing, clinical services, nurse call center operations, After Hours Pediatrics as well as billing, collection and consulting services that provides a range of other comprehensive healthcare services. The operating segments included in the Other Services reportable segment, while similar in the types of services provided by those operating segments included in the Healthcare Staffing segment, do not meet the aggregation criteria prescribed by the segment reporting guidance nor do they meet the quantitative thresholds that would require a separate presentation.
During the first quarter of 2014, the Company completed certain changes to its management reporting structure to better align its businesses with the Company objectives and operating strategies. These changes resulted in changes between the Company's existing operating segments.There were no changes made to the operating or reportable segments. The 2013 segment results have been reclassified to conform to the current year reporting of these businesses.
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

The following table presents financial information for each reportable segment. Depreciation, amortization, impairment of intangibles, management fee and other expenses separately identified in the consolidated statements of operations are included as a reduction to the respective segments’ operating earnings for each year below (in thousands):

	Three Months Ended March 31,
	2013	2014
Net Revenue:
Healthcare Services	$464,370	$524,794
Other Services	111,575	116,856
	$575,945	$641,650
Operating Earnings:
Healthcare Services	$15,248	$27,406
Other Services	4,706	2,361
General Corporate	14,305	13,577
	$34,259	$43,344
Reconciliation of Operating Earnings to Net Earnings:
Operating earnings	$34,259	$43,344
Interest expense, net	3,799	3,408
Provision for income taxes	12,254	16,018
Net earnings	$18,206	$23,918

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Healthcare Reform
In 2010, the President of the United States and the U.S. Congress enacted significant reforms to the U.S. healthcare system. The Patient Protection and Affordable Care Act (the PPACA) signed into law on March 23, 2010, as amended by the Health Care and Education Reconciliation Act of 2010 on March 30, 2010, collectively referred to as the Healthcare Reform Laws, significantly affect the U.S. healthcare system by increasing access to health insurance benefits for the uninsured and underinsured populations, among other changes. On June 28, 2012, the U.S. Supreme Court, responding to legal challenges by private citizens and 26 states, upheld the constitutionality of the requirement in PPACA that individuals maintain health insurance or pay a penalty (the individual mandate) under Congress's taxing power.
The Healthcare Reform Laws triggered numerous changes to the U.S. healthcare system, some of which have already gone into effect, including the individual mandate which went into effect on January 1, 2014, and some of which have been delayed until 2015 and beyond, including the requirement that employers provide health insurance to their employees or pay a per employee fine (the employer mandate).
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
Medicaid to Medicare Payment Parity
In November 2012, the Centers for Medicare and Medicaid Services (the CMS) released final rule CMS-2370-F to implement the Healthcare Reform Laws' provision increasing Medicaid payments for primary care services furnished by certain physicians to the Medicare rates in 2013 and 2014. In December 2012, CMS released technical corrections to the final rule. Additionally, CMS has issued multiple FAQ documents since publication of the final rule. Furthermore, CMS has advised that, under the final rule, physicians may be eligible to receive increased Medicaid payments if they maintain a current board certification in internal medicine, family medicine, or pediatric medicine and greater than 60% of their billings are qualifying primary care evaluation and management codes. Certain states have imposed additional requirements that affect a physician's eligibility for the increased Medicaid payments even for those physicians who maintain an appropriate board certification, including site of service restrictions that exclude primary care services rendered in a hospital emergency department.  We have received confirmation that a limited number of our providers qualify for the increased Medicaid rates in certain states and have received payments under this program. As of March 31, 2014, we have recognized $8.8 million of net revenue from the Medicaid-Medicare parity program. There was no net revenue recognized in the three months ended March 31, 2013 under this program.
2014 Medicare Fee Schedule Changes
CMS reimburses for our affiliated physicians' services to Medicare beneficiaries based upon the rates in its Medicare Physician Fee Schedule (MPFS), which are updated each year based on a formula enacted under the Balanced Budget Act of 1997. Many private payors use the Medicare fee schedule to determine their own reimbursement rates. CMS's updating of the MPFS includes application of the Sustainable Growth Rate (SGR). This formula has yielded negative updates every year beginning in 2002, although CMS was able to take administrative steps to avoid a reduction in 2003 and Congress took a series of legislative actions to prevent reductions each year from 2004 through 2013. Congress has taken additional legislative actions to avoid a 24% reduction in Medicare payments to physicians in 2014 due to application of the SGR. Congress passed a three-month 0.5% increase in Medicare physician payments for January 1, 2014 through March 31, 2014, and then passed another bill that extends the 0.5% increase through December 31, 2014 and enacts no increase for January 1, 2015 through March 31, 2015.
In November 2013, CMS released the 2014 MPFS Final Rule. Included in the final rule are changes in reimbursement that are overall budget neutral, but redistribute payments between different medical specialties. We estimate that the final rule increases 2014 reimbursement rates to emergency medicine providers by approximately 2% and increases 2014 reimbursement rates to anesthesiologists by approximately 1%. We estimate an increase of approximately $8.8 million in our 2014 ED fee for service revenue resulting from the final rule and the legislated 0.5% increase. Absent changes from Congress with respect to the application of the SGR, Medicare physician services will be subject to significant reductions beginning April 1, 2015.
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
On January 2, 2013, President Obama signed the American Taxpayer Relief Act of 2012 into law. This legislation delayed the sequestration cuts that would have reduced Medicare payments by 2% until March 1, 2013. Since Congress and the White House failed to act by March 1, 2013, across-the-board cuts to Medicare payments took effect for Medicare services furnished on or after April 1, 2013. The Bipartisan Budget Act of 2013, passed in December 2013, extended the Medicare provider payment cuts under existing sequestration authority for two years, and Congressional action in February 2014 extended the sequestration cuts for an additional year. Unless Congress takes action to change the law, federal spending will be subject to sequestration until 2025.
Military and Government Healthcare Staffing
We are a provider of healthcare professionals serving patients eligible to receive care in government treatment facilities nationwide administered by the Department of Defense and beneficiaries of other government agencies in their respective clinical locations. Our revenues derived from military and government facility healthcare staffing totaled $30.3 million and $30.9 million for the three months ended March 31, 2013 and 2014, respectively. These revenues are generated from contracts that are subject to a competitive bidding process which primarily takes place during the third quarter of each year. A portion of the contracts awarded during the third quarter of 2013 expired during 2014 and were subject to a competitive rebidding and award process. We were successful in retaining existing business and winning new bids in the estimated annualized amount of $119.7 million following the completion of the bidding process as of October 1, 2013. The estimated annualized amount of $119.7 million included $15.5 million awarded under one year contracts.
In addition, over the last several years the process of awarding military and government facility healthcare staffing contracts has developed a bias toward intentionally awarding certain contracts to qualified small and minority owned businesses. Although we participate in such small and minority owned business awards to the extent we can serve as a sub-contractor, our revenues from these arrangements are limited compared to a contract award we retain through the regular competitive bidding process. Approximately 26.2% and 24.4% of our military staffing revenue for each of the three months ended March 31, 2013 and 2014, respectively, was derived through sub-contracting agreements with small business prime contractors.

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
There have been no material changes to these critical accounting policies or their application during the three months ended March 31, 2014.
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
A significant portion (approximately 84% of our net revenue before provision for uncollectibles for both the three months ended March 31, 2014 and for the year ended December 31, 2013) resulted from fee for service patient visits. Fee for service revenue represents revenue earned under contracts in which we bill and collect the professional component of charges for medical services rendered by our contracted and employed physicians. Under the fee for service arrangements, we bill patients for services provided and receive payment from patients or their third-party payors. Fee for service revenue is reported net of contractual allowances and policy discounts. All services provided are expected to result in cash flows and are therefore reflected as net revenues before provision for uncollectibles in the financial statements. Fee for service revenue is recognized in the period that the services are rendered to specific patients and reduced immediately for the estimated impact of contractual allowances in the case of those patients having third-party payor coverage. The recognition of net revenues before provision for uncollectibles (gross charges less contractual allowances) from such visits is dependent on such factors as proper completion of medical charts following a patient visit, the forwarding of such charts to one of our billing centers for medical coding and entering into our billing systems and the verification of each patient’s submission or representation at the time services are rendered as to the payor(s) responsible for payment of such services. Net revenues before provision for uncollectibles are recorded based on the information known at the time of entering such information into our billing systems as well as an estimate of the net revenues before provision for uncollectibles associated with medical charts for a given service period that have not yet been processed into our billing systems. The above factors and estimates are subject to change. For example, patient payor information may change following an initial attempt to bill for services due to a change in payor status. Such changes in payor status have an impact on recorded net revenues before provision for uncollectibles due to differing payors being subject to different contractual allowance amounts. Such changes in net revenues before provision for uncollectibles are recognized in the period that such changes in the payor become known. Similarly, the actual volume of medical charts not processed into our billing systems may be different from the amounts estimated. Such differences in net revenues before provision for uncollectibles are adjusted the following month based on actual chart volumes processed.
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
Net Revenue. Net revenue reflects management’s estimate of billed amounts to be ultimately collected. Management, in estimating the amounts to be collected resulting from approximately eleven million annual fee for service patient visits and procedures, considers such factors as prior contract collection experience, current period changes in payor mix and patient acuity indicators, reimbursement rate trends in governmental and private sector insurance programs, resolution of overprovision account balances, the estimated impact of billing system effectiveness improvement initiatives, and trends in collections from self-pay patients and external collection agencies. In developing our estimate of collections per visit or procedure, we consider the amount of outstanding gross accounts receivable by period of service and by payor class, but do not use an accounts receivable aging schedule to establish estimated collection valuations. Individual estimates of net revenues by contractual location are monitored and refreshed each month as cash receipts are applied to existing accounts receivable and other current trends that have an impact upon the estimated collections per visit are observed. Such estimates are substantially formulaic in nature. In the ordinary course of business we experience changes in our initial estimates of net revenues during the year following commencement of services. Such provisions and any subsequent changes in estimates may result in adjustments to our operating results with a corresponding adjustment to our accounts receivable allowance for uncollectibles on our balance sheet. Differences between amounts ultimately realized and the initial estimates of net revenues have historically not been material.
The table below summarizes our approximate payor mix as a percentage of consolidated fee for service volume for the periods indicated:

	Three Months Ended March 31,
	2013	2014
Payor:
Medicare	24.4%	25.1%
Medicaid	26.0	27.0
Commercial and managed care	26.8	26.5
Self-pay	20.9	19.5
Other	1.9	1.9
Total	100.0%	100.0%

Estimated net revenue derived from commercial and managed care plans was approximately 37% in each of the three months ended March 31, 2014 and 2013. Estimated net revenue derived from the Medicare program was approximately 17% and 16%, respectively, of total net revenue in the three months ended March 31, 2014 and 2013. Estimated net revenue derived from the Medicaid program was approximately 11% and 10%, respectively, of total net revenue in the three months ended March 31, 2014 and 2013. In addition, net revenue derived from within the Military Health System (the MHS), which is the U.S. military’s dependent healthcare program, and other government agencies was approximately 5% in each of the three months ended March 31, 2014 and 2013.
Accounts Receivable. As described above and below, we determine the estimated value of our accounts receivable based on estimated cash collection run rates of estimated future collections by contract for patient visits under our fee for service revenue. Accordingly, we are unable to report the payor mix composition on a dollar basis of its outstanding net accounts receivable. However, a 1% change in the estimated carrying value of our net fee for service patient accounts receivable before consideration of the allowance for uncollectible accounts at March 31, 2014 could have an after tax effect of approximately $4.0 million on our financial position and results of operations. Our days revenue outstanding at December 31, 2013 and March 31, 2014 were 58.2 days and 57.7 days, respectively. The number of days outstanding will fluctuate over time due to a number of factors including the timing of cash collections and valuation adjustments recorded during the period and increases in average revenue per day that are primarily attributed to an increase in gross charges and patient volumes and increased pricing with managed care plans. Our allowance for doubtful accounts totaled $358.3 million as of March 31, 2014.

Approximately 98% of our allowance for doubtful accounts is related to gross fees for fee for service patient visits. Our principal exposure for uncollectible fee for service visits is centered in self-pay patients and in co-payments and deductibles from patients with insurance. While we do not specifically allocate the allowance for doubtful accounts to individual accounts or specific payor classifications, the portion of the allowance associated with fee for service charges as of March 31, 2014 was equal to approximately 92% of outstanding self-pay fee for service patient accounts.
The majority of our fee for service patient visits are for the provision of emergency care in hospital settings. Due to federal government regulations governing the provision of such care, we are obligated to provide emergency care regardless of the patient’s ability to pay or whether or not the patient has insurance or other third-party coverage for the costs of the services rendered. While we attempt to obtain all relevant billing information at the time emergency care services are rendered, there are numerous patient encounters where such information is not available at time of discharge. In such cases where detailed billing information relative to insurance or other third-party coverage is not available at discharge, we attempt to obtain such information from the patient or client hospital billing record information subsequent to discharge to facilitate the collections process. Collections at the time of rendering such services (emergency room discharge as an example) are not significant. Primary responsibility for collection of fee for service accounts receivable resides within our internal billing operations. Once a claim has been submitted to a payor or an individual patient, employees within our billing operations are responsible for the follow-up collection efforts. The protocol for follow-up differs by payor classification. For self-pay patients, our billing system will automatically send a series of dunning letters on a prescribed time frame requesting payment or the provision of information reflecting that the balance due is covered by another payor, such as Medicare or a third-party insurance plan. Generally, the dunning cycle on a self-pay account will run from 90 to 120 days. At the end of this period, if no collections or additional information is obtained from the patient, the account is no longer considered an active account and is transferred to a collection agency. Upon transfer to a collection agency, the patient account is written-off as a bad debt. Any subsequent cash receipts on accounts previously written-off are recorded as a recovery. For non-self-pay accounts, billing personnel will follow-up and respond to any communication from payors such as requests for additional information or denials until collection of the account is obtained or other resolution has occurred. At the completion of our collection cycle, selected accounts may be transferred to collection agencies under a contingent collection basis. The projected value of future contingent collection proceeds expected to be collected over a multi-year period are considered in the estimation of our overall accounts receivable valuation. For contract accounts receivable, invoices for services are prepared in our various operating areas and mailed to our customers, generally on a monthly basis. Contract terms under such arrangements generally require payment within 30 days of receipt of the invoice. Outstanding invoices are periodically reviewed and operations personnel with responsibility for the customer relationship will contact the customer to follow-up on any delinquent invoices. Contract accounts receivable will be considered as bad debt and written-off based upon the individual circumstances of the customer situation after all collection efforts have been exhausted, including legal action if warranted, and it is the judgment of management that the account is not expected to be collected.
Methodology for Computing Allowance for Doubtful Accounts. We employ several methodologies for determining our allowance for doubtful accounts depending on the nature of the net revenue before provision for uncollectibles recognized. We initially determine gross revenues for our fee for service patient visits based upon established fee schedule prices. Such gross revenues are reduced for estimated contractual allowances for those patient visits covered by contractual insurance arrangements to result in net revenues before provision for uncollectibles. Net revenues before provision for uncollectibles are then reduced for our estimate of uncollectible amounts. Fee for service net revenue represent our estimated cash to be collected from such patient visits and is net of our estimate of account balances estimated to be uncollectible. The provision for uncollectible fee for service patient visits is based on historical experience resulting from approximately eleven million annual fee for service patient visits. The significant volume of patient visits and the terms of thousands of commercial and managed care contracts and the various reimbursement policies relating to governmental healthcare programs do not make it feasible to evaluate fee for service accounts receivable on a specific account basis. Fee for service accounts receivable collection estimates are reviewed on a quarterly basis for each of our fee for service contracts by period of accounts receivable origination. Such reviews include the use of historical cash collection percentages by contract adjusted for the lapse of time since the date of the patient visit. In addition, when actual collection percentages differ from expected results, on a contract by contract basis, supplemental detailed reviews of the outstanding accounts receivable balances may be performed by our billing operations to determine whether there are facts and circumstances existing that may cause a different conclusion as to the estimate of the collectibility of that contract’s accounts receivable from the estimate resulting from using the historical collection experience. Contract-related net revenue is billed based on the terms of the contract at amounts expected to be collected. Such billings are typically submitted on a monthly basis and aged trial balances prepared. Allowances for estimated uncollectible amounts related to such contract billings are made based upon specific accounts and invoice periodic reviews once it is concluded that such amounts are not likely to be collected. The methodologies employed to compute allowances for doubtful accounts were unchanged between 2013 and 2014.
Insurance Reserves
The nature of our business is such that it is subject to professional liability claims and lawsuits. Historically, to mitigate a portion of this risk, we have maintained insurance for individual professional liability claims with per incident and annual aggregate limits per physician for all incidents. Prior to March 12, 2003, we obtained such insurance coverage from commercial insurance providers. Subsequent to March 11, 2003, we have provided for a significant portion of our professional liability loss exposures through the use of a captive insurance subsidiary and through greater utilization of self-insurance reserves. Since March 12, 2003, the most significant cost element within our professional liability program has consisted of the actuarial estimates of losses by occurrence period. In addition to the estimated actuarial losses, other costs that are considered by management in the estimation of professional liability costs include program costs such as brokerage fees, claims management expenses, program premiums and taxes, and other administrative costs of operating the program, such as the costs to operate the captive insurance subsidiary. Net costs in any period reflect our estimate of net losses to be incurred in that period as well as any changes to our estimates of the reserves established for net losses of prior periods.
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
The accounts of the captive insurance subsidiary are fully consolidated with those of our other operations in the accompanying financial statements.
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
The underlying information that serves as the foundational basis for making our actuarial estimates of professional liability losses is our internal database of incurred professional liability losses. We have captured extensive professional liability loss data going back, in some cases, over twenty years, that is maintained and updated on an ongoing basis by our internal claims management personnel. Our database contains comprehensive incurred loss information for our existing operations as far back as fiscal year 1997 (reflecting the initial timeframe in which we migrated to a consolidated professional liability program concurrent with the consummation of several significant acquisitions), and in addition we possess additional loss data that predates 1997 dates of occurrence for certain of our operations. Loss information reflects both paid and reserved losses incurred when we were covered by outside commercial insurance programs as well as paid and reserved losses incurred under our self-insurance program. Because of the comprehensive nature of the loss data and our comfort with the completeness and reliability of the loss data, this is the information that is used in the development of our actuarial loss estimates. We believe this database is one of the largest repositories of physician professional liability loss information available in our industry and provides us and our actuarial consultants with sufficient data to develop reasonable estimates of the ultimate losses under our self-insurance program. In addition to the estimated losses, as part of the actuarial process, we obtain revised payment pattern assumptions that are based upon our historical loss and related claims payment experience. Such payment patterns reflect estimated cash outflows for aggregate incurred losses by period based upon the occurrence date of the loss as well as the report date of the loss. Although variances have been observed in the actuarial estimate of ultimate losses by occurrence period between actuarial studies, the estimated payment patterns have shown much more limited variability. We use these payment patterns to develop our estimate of the discounted reserve amounts. The relative consistency of the payment pattern estimates provides us with a foundation in which to develop a reasonable estimate of the discount value of the professional liability reserves based upon the most current estimate of ultimate losses to be paid and the reasonable likelihood of the related cash flows over the payment period. Our estimated loss reserves were discounted at 1.4% as of December 31, 2013 and as of

March 31, 2014, which was the current weighted average Treasury rate, over a 10 year period at December 31, 2013 and March 31, 2014, which reflects the risk free interest rate over the expected period of claims payments.
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
Based on the results of the semi-annual actuarial study completed in April 2014, management determined no additional change was necessary in our consolidated reserves for professional liability losses during the first quarter of 2014 related to prior year loss estimates.
The following reflects the current reserves for professional liability costs as of March 31, 2014 (in millions) as well as the sensitivity of the reserve estimates at a 75% and 90% confidence level:

As reported	$172.1
At 75% confidence level	$179.8
At 90% confidence level	$192.9
It is not possible to quantify the amount of the change in our estimate of prior year losses by individual fiscal period due to the nature of the professional liability loss estimates that are provided to us on an occurrence period basis and the nature of the coverage that is obtained in the commercial insurance market which is generally underwritten on a claims made or report period basis. Even though we are self-insured for a significant portion of our risk, due to customer contracting requirements and state insurance regulations, we still, at times, must place coverage on a claims made or report period basis with commercial insurance carriers. In a limited number of markets, commercial coverage may be obtained on an occurrence basis. When evaluating the appropriate carrying level of our self-insured professional liability reserves, management considers the current estimates of occurrence period loss estimates as well as how such loss estimates and related future claims will interact with previous or current commercial insurance programs when projecting future cash flows. However, the complexity that is associated with multiple occurrence periods interacting with multiple report periods that contain risks and related reserves retained by us, as well as transferred to commercial insurance carriers, makes it impossible to allocate the change in prior year loss estimates to individual occurrence periods. Instead, we evaluate the future expected cash flows for all historical loss periods in the aggregate and compare such estimates to the current carrying value of our professional liability reserves. This process provides the basis for us to conclude that our reserves for professional liability losses are reasonable and properly stated. Management considers the results of actuarial studies when estimating the appropriate level of professional liability reserves and no adjustments to prior year loss estimates were made in periods where updated actuarial loss estimates were not available.
Due to the complexity of the actuarial estimation process, there are many factors, trends and assumptions that must be considered in the development of the actuarial loss estimates, and we are not able to quantify and disclose which specific elements are primarily contributing to changes in the revised loss estimates of historical occurrence periods when such adjustments may be recorded. However, we believe that our internal investments in enhanced risk management and claims management resources and initiatives, such as the employment of additional claims and litigation management personnel and practices, and an expansion of programs such as root cause loss analysis, early claim evaluation, and litigation support for insured providers have contributed to the generally stable trends in loss development estimates noted during the most recent periods.
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

	Three Months Ended March 31,
	2013	2014
Net revenue	100.0%	100.0%
Professional service expenses	78.6	78.1
Professional liability costs	3.2	3.2
General and administrative expenses	10.1	9.7
Other income	(0.2)	(0.3)
Depreciation	0.7	0.7
Amortization	1.5	1.7
Interest expense, net	0.7	0.5
Transaction costs	0.1	0.2
Earnings before income taxes	5.3	6.2
Provision for income taxes	2.1	2.5
Net earnings	3.2%	3.7%
Net earnings attributable to noncontrolling interest	—%	—%
Net earnings attributable to Team Health Holdings, Inc.	3.2%	3.7%
Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013
Net Revenue Before Provision for Uncollectibles. Net revenue before provision for uncollectibles in the three months ended March 31, 2014 increased $97.8 million, or 9.7%, to $1.10 billion from $1.01 billion in the three months ended March 31, 2013. The increase in net revenue before provision for uncollectibles resulted primarily from increases in fee for service revenue of $90.1 million, contract revenue of $7.0 million and other revenue of $0.7 million. In the three months ended March 31, 2014, fee for service revenue was 84.1% of net revenue before provision for uncollectibles compared to 83.3% in the same period of 2013, contract revenue was 15.0% of net revenue before provision before uncollectibles compared to 15.8% in the same period of 2013 and other revenue was 0.9% in each of 2014 and 2013. The increase in fee for service revenue before provision for uncollectibles was primarily a result of a 4.7% increase in total fee for service visits and procedures and an increase in estimated collections per visit and procedure. Estimated collections per visit increased due to annual increases in gross charges, increases in average patient acuity levels and changes in payor mix as well as increases in Medicare reimbursement and Medicaid Parity revenue. The increase in contract revenue was due primarily to the impact of new and acquired contracts.
Provision for Uncollectibles. The provision for uncollectibles increased $32.1 million, or 7.5%, to $462.5 million in the three months ended March 31, 2014 from $430.4 million in the corresponding quarter in 2013. The provision for uncollectibles as a percentage of net revenue before provision for uncollectibles was 41.9% in the three months ended March 31, 2014 compared with 42.8% in the corresponding quarter of 2013. The provision for uncollectibles is primarily related to revenue generated under fee for service contracts that is not expected to be fully collected. The quarter over quarter increase in the provision for uncollectibles was due primarily to annual increases in gross fee schedules and increases in patient volumes and procedures. Changes in payor mix, particularly the level of self-pay fee for service visits, also have an impact on the provision for uncollectibles. For the three months ended March 31, 2014, self-pay fee for service visits were approximately 19.5% of the total fee for service visits compared to approximately 20.9% in the same quarter of 2013.

Net Revenue. Net revenue in the three months ended March 31, 2014 increased $65.7 million, or 11.4%, to $641.7 million from $575.9 million in the three months ended March 31, 2013. Acquisitions contributed 7.2%, same contract revenue contributed 2.6%, and net sales growth contributed 1.6% of the increase in quarter-over-quarter growth in net revenue.
Total same contract revenue, which consists of contracts under management in both quarters, increased $14.9 million, or 2.9%, to $526.6 million in the three months ended March 31, 2014 compared to $511.7 million in the three months ended March 31, 2013. Increases in same contract estimated collections on fee for service visits of 9.1% provided a 6.2% increase in same contract revenue growth, while fee for service volume declines of 3.1% reduced same contract revenue growth by 2.2% between quarters. Contributing to the volume decline between quarters was the continuation of soft healthcare utilization trends further impacted by challenging weather conditions in several of our markets in the current quarter. The increase in the estimated collections per visit was primarily attributable to increased managed care and Medicare reimbursement rates, an increase in average patient acuity levels, favorable changes in payor mix and Medicaid parity revenue. Contract and other revenue constrained same contract revenue growth by 1.1%. Acquisitions contributed $41.2 million of growth in net revenue and net new contract revenue increased $9.6 million between quarters. The year to date benefit for Medicaid parity revenue recognized in the third quarter is $8.8 million, of which $8.1 million is same contract revenue. Medicaid parity contributed 1.5% of consolidated revenue growth and 1.6% of same contract revenue growth between quarters.
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
The components of net revenue include revenue from contracts that have been in effect for prior periods (same contracts) and from net, new and acquired contracts during the periods, as set forth in the table below:

	Three Months Ended March 31,
	2013	2014
	(in thousands)
Same contracts:
Fee for service revenue	$361,337	$382,048
Contract and other revenue	150,384	144,562
Total same contracts	511,721	526,610
New contracts, net of terminations:
Fee for service revenue	41,672	46,015
Contract and other revenue	16,550	21,807
Total new contracts, net of terminations	58,222	67,822
Acquired contracts:
Fee for service revenue	5,922	39,283
Contract and other revenue	80	7,935
Total acquired contracts	6,002	47,218
Consolidated:
Fee for service revenue	408,931	467,346
Contract and other revenue	167,014	174,304
Total net revenue	$575,945	$641,650

The following table reflects the visits and procedures included within fee for service revenues described in the table above:

	Three Months Ended March 31,
	2013	2014
	(in thousands)
Fee for service visits and procedures:
Same contract	2,348	2,276
New and acquired contracts, net of terminations	322	521
Total fee for service visits and procedures	2,670	2,797
Professional Service Expenses. Professional service expenses, which include physician and provider costs, billing and collection expenses, and other professional expenses, totaled $501.3 million in the three months ended March 31, 2014 compared to $452.8 million in the three months ended March 31, 2013, an increase of $48.5 million, or 10.7%. This increase between quarters is primarily related to our acquisitions and net new contract growth and a 1.7% increase in same contract professional service expenses primarily associated with increases in provider compensation. Professional service expenses as a percentage of net revenue declined to 78.1% in the three months ended March 31, 2014 from 78.6% in the three months ended March 31, 2013.
Professional Liability Costs. Professional liability costs were $20.3 million in the three months ended March 31, 2014 compared to $18.7 million in the three months ended March 31, 2013, an increase of $1.6 million or 8.8%. The increase was primarily attributed to an increase in provider hours including increases from acquisitions and net new contract growth. Professional liability costs as a percentage of net revenue were 3.2% in both the first quarters of 2014 and 2013.
General and Administrative Expenses. General and administrative expenses increased $4.1 million, or 7.0%, to $62.2 million for the three months ended March 31, 2014 from $58.1 million in the three months ended March 31, 2013. General and administrative expenses included contingent purchase compensation expense of $10.1 million for the three months ended March 31, 2014 compared to $10.3 million of expense for the three months ended March 31, 2013. Excluding the contingent purchase compensation expense, general and administrative expense increased $4.2 million or 8.7%, to $52.0 million for the three months ended March 31, 2014 from $47.9 million in the three months ended March 31, 2013. The increase in general and administrative expenses was due primarily to the inflationary growth in salaries and new positions, increases in incentive and equity based compensation, recruiting costs and legal fees partially offset by a decrease in severance costs and deferred compensation expenses between periods. Total general and administrative expenses as a percentage of net revenue were 9.7% in the first quarter of 2014 and 10.1% in the same quarter in 2013. Excluding contingent purchase compensation expense, general and administrative expenses as a percentage of net revenue were 8.1% in the first quarter of 2014 compared to 8.3% in the first quarter of 2013.
Other Income. In the three months ended March 31, 2014, we recognized other income of $2.2 million compared to $1.3 million in the same quarter in 2013. The income recognized in 2014 includes a $1.8 million net gain on the sale and disposal of assets, including the sale of certain assets associated with our clinic operations partially offset by the change in the fair value of assets related to our non-qualified deferred compensation plan. In 2013 the income recognized was primarily related to the change in the fair value of assets related to our non-qualified deferred compensation plan.
Depreciation. Depreciation expense was $4.6 million in the three months ended March 31, 2014 compared to $4.1 million for the three months ended March 31, 2013. The increase of $0.5 million was primarily due to capital expenditures in 2014 and 2013.
Amortization. Amortization expense was $11.1 million in the three months ended March 31, 2014 compared to $8.9 million for the three months ended March 31, 2013. The increase of $2.2 million was primarily a result of an increase in other intangibles recognized in connection with our acquisitions in 2014 and 2013.
Net Interest Expense. Net interest expense decreased $0.4 million to $3.4 million in the three months ended March 31, 2014, compared to $3.8 million in the corresponding quarter in 2013, primarily due to lower outstanding debt levels and interest rates between periods.
Transaction Costs. Transaction costs were $1.0 million for the three months ended March 31, 2014 and $0.5 million for the three months ended March 31, 2013. These costs relate to advisory, legal, accounting and other fees incurred related to acquisition activity during the respective periods.

Earnings before Income Taxes. Earnings before income taxes in the three months ended March 31, 2014 were $39.9 million compared to $30.5 million in the three months ended March 31, 2013.
Provision for Income Taxes. The provision for income taxes was $16.0 million in the three months ended March 31, 2014 compared to $12.3 million in the three months ended March 31, 2013.
Net Earnings. Net earnings were $23.9 million in the three months ended March 31, 2014 compared to $18.2 million in the three months ended March 31, 2013.
Net Earnings Attributable to Noncontrolling Interests. Earnings attributable to noncontrolling interests were $73,000 for the three months ended March 31, 2014 compared to $52,000 for the three months ended March 31, 2013.
Net Earnings Attributable to Team Health Holdings, Inc. Net earnings attributable to Team Health Holdings, Inc. were $23.8 million and $18.2 million for the three months ended March 31, 2014 and March 31, 2013, respectively.

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
Cash flow provided by operations for the three months ended March 31, 2014 was $34.2 million compared to $33.3 million in the same period in 2013. There were $0.1 million contingent purchase price payments in the three months ended March 31, 2014 and no contingent purchase price payments in the same period in 2013. Excluding the impact of the contingent purchase payments, the operating cash flows in 2014 reflected an increase of $0.9 million, period over period, principally due to an increase in profitability, partially offset by an increase in working capital funding. Cash used in investing activities in the three months ended March 31, 2014 was $9.2 million compared to $22.3 million in the same period of 2013. The $13.1 million decrease in cash used in investing activities was principally due to decreases in cash used for acquisitions and proceeds from investments by our insurance subsidiary between periods. Cash used in financing activities in the three months ended March 31, 2014 was $0.7 million compared to cash provided of $12.9 million in the three months ended March 31, 2013. The change in financing activities between periods was primarily related to a decrease in proceeds from stock option exercises.
We spent $5.9 million in the first three months of 2014 and $3.4 million in the first three months of 2013 on capital expenditures. These expenditures were primarily for billing and information technology investments and related development projects along with projects in support of operational initiatives.
As of March 31, 2014, we had $497.5 million in aggregate indebtedness consisting of our term loans with an additional $250.0 million of borrowing capacity available under our senior secured revolving credit facility (without giving effect to $6.1 million of undrawn letters of credit). See Note 8 of the accompanying consolidated financial statements for a discussion of our indebtedness.
The senior credit facility agreement contains both affirmative and negative covenants, including limitations on our ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire its capital stock, acquire the capital stock or assets of another business and pay dividends, and requires us to comply with a maximum first lien net leverage ratio, tested quarterly. At March 31, 2014, we were in compliance with all covenants under the senior credit facility agreement. The Credit Facility is secured by substantially all of our U. S. subsidiaries’ assets.
Subject to any contractual restrictions, the Company and its subsidiaries, affiliates or significant shareholders may from time to time, in their sole discretion, purchase, repay, redeem or retire any of the Company’s outstanding equity securities in privately negotiated or open market transactions, by tender offer or otherwise.

As of March 31, 2014, we had total cash and cash equivalents of approximately $56.6 million. There were no known liquidity restrictions or impairments on our cash and cash equivalents as of March 31, 2014. Our ongoing cash needs for the three months ended March 31, 2014 were met from internally generated operating sources and borrowings under our revolving credit facility. As of March 31, 2014, there were no amounts outstanding under the revolving credit facility.
We have historically been an acquirer of other physician staffing businesses and related interests. For the three months ended March 31, 2014, total net cash used in acquisitions, including contingent payments, was $2.5 million. As of March 31,

2014, we estimate future contingent payment obligations to be approximately $40.5 million for acquisitions made prior to March 31, 2014, which we expect to fund over a period of three years. $26.2 million was recorded as a liability on our balance sheet as of March 31, 2014, while the remaining estimated liability of $14.3 million will be recorded as contingent purchase and other acquisition compensation expense over the remaining performance period. In addition, we had a prepaid contingent purchase obligation of $0.5 million that will be amortized as contingent purchase and other acquisition compensation expense over the remaining performance period. See Note 3 of the accompanying consolidated financial statements for a discussion of our acquisitions and related contingent obligations.
We are currently in discussions with certain physician staffing businesses regarding potential acquisition opportunities. If we consummate any of these potential acquisitions, we would expect to fund such acquisitions using our existing cash, through borrowings under our revolving credit facility, or through the issuance of additional debt or equity.
Effective March 12, 2003, we began providing for professional liability risks in part through a captive insurance company. Prior to such date, we insured such risks principally through the commercial insurance market. The change in the professional liability insurance program initially resulted in increased cash flow due to the retention of cash formerly paid out in the form of insurance premiums to a commercial insurance company coupled with a long period (typically 2-4 years or longer on average) before cash payout of such losses occurs. A portion of such cash retained is retained within our captive insurance company and therefore is not immediately available for general corporate purposes. As of March 31, 2014, the current value of cash or cash equivalents and related investments held within the captive insurance subsidiary totaled approximately $88.6 million. Investments of the captive insurance subsidiary are carried at fair market value and as of March 31, 2014 reflected $1.6 million of net unrealized gains. See Note 5 of the accompanying consolidated financial statements for a discussion of the investments held by our captive insurance subsidiary.
Effective June 1, 2013, we renewed our fronting carrier program with a commercial insurance carrier through May 31, 2014. In connection with this renewal, we have paid cash premiums of approximately $12.3 million to the commercial insurance carrier. For the three months ended March 31, 2014, we funded approximately $9.5 million of premiums to our captive insurance subsidiary.
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

The following table sets forth a reconciliation of net earnings attributable to Team Health Holdings, Inc. to Adjusted EBITDA.

	Three Months Ended March 31,
	2013	2014
	(in thousands)
Net earnings attributable to Team Health Holdings, Inc.	$18,154	$23,845
Interest expense, net	3,799	3,408
Provision for income taxes	12,254	16,018
Depreciation	4,086	4,571
Amortization	8,873	11,126
Other income(a)	(1,281)	(2,161)
Contingent purchase and other acquisition compensation expense(b)	10,258	10,144
Transaction costs(c)	462	1,018
Equity based compensation expense(d)	1,538	2,974
Insurance subsidiary interest income	422	500
Severance and other charges	1,661	348
Adjusted EBITDA	$60,226	$71,791

(a)	Reflects gain or loss on sale of assets, realized gains on investments, and changes in fair value of investments associated with the Company’s non-qualified retirement plan.

(b)	Reflects expense recognized for historical and estimated future contingent payments and other compensation expense associated with acquisitions.

(c)	Reflects expenses associated with accounting, legal, due diligence and other transaction fees related to acquisition activity.

(d)	Reflects costs related to options and restricted shares granted under the Team Health Holdings, Inc. 2009 Amended and Restated Stock Incentive Plan.
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
At March 31, 2014, the fair value of the Company’s total debt, which had a carrying value of $497.5 million, was approximately $498.7 million. The Company had $497.5 million of variable debt outstanding at March 31, 2014, with $243.1 million subject to a 1.0% LIBOR floor. If the market interest rates for the Company’s variable rate borrowings had averaged 1% more subsequent to December 31, 2013, the Company’s interest expense would have increased, and earnings before income taxes would have decreased, by approximately $0.8 million for the three months ended March 31, 2014. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management could take actions in an attempt to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company’s financial structure.

Item 4.	Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired objectives. As of March 31, 2014, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting: There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
On September 3, 2013, the Company received a subpoena from the U.S. Department of Health and Human Services Office of Inspector General. The subpoena requests copies of certain documents that are primarily related to the Company’s services at hospitals that are affiliated with Health Management Associates, Inc. (the HMA) and any of HMA’s affiliates. The Company is cooperating with the government in its investigation.

Item 1A.	Risk Factors
For a discussion of our potential risks and uncertainties, please see “Risk Factors” in Part 1, Item 1A of our annual report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on February 13, 2014. In addition, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors and Trends that Affect Our Results of Operations” herein and the 2013 Form 10-K. There have been no material changes to the risk factors disclosed in Part 1, Item 1A of the 2013 Form 10-K.

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
As of the date of this report, Greg Roth, our Chief Executive Officer, had entered into a Rule 10b5-1 plan that remains in effect. Mr. Roth's Rule 10b5-1 plan extends through June 15, 2014. In addition, H. Lynn Massingale, M.D., our Executive Chairman, has entered into a Rule 10b5-1 Plan as of March 31, 2014 that extends through May 30, 2015.
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

10.1
Transition Services Agreement, dated January 7, 2014, between Team Health, Inc. and Gregory S. Roth (incorporated by reference to Exhibit 10.1 of Team Health Holdings, Inc.’s Current Report on Form 8-K (File No. 001-34583) dated January 9, 2014)

31.1	Certification by Greg Roth for Team Health Holdings, Inc. dated April 29, 2014 as required by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification by David Jones for Team Health Holdings, Inc. dated April 29, 2014 as required by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Certification by Greg Roth for Team Health Holdings, Inc. dated April 29, 2014 as required by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.2	Certification by David Jones for Team Health Holdings, Inc. dated April 29, 2014 as required by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2014 and December 31, 2013, (ii) Consolidated Statement of Operations for the three months ended March 31, 2014 and 2013, (iii) Consolidated Statement of Cash Flows for the three months ended March 31, 2014 and 2013, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

TEAM HEALTH HOLDINGS, INC.

April 29, 2014	/S/ GREG ROTH
Greg Roth Chief Executive Officer

April 29, 2014	/S/ DAVID P. JONES
David P. Jones Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

3.1	Certificate of Incorporation of Team Health Holdings, Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed on December 18, 2009: File No. 001-34583)

3.2	Amended and Restated By-laws of Team Health Holdings, Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed on April 18, 2013: File No. 001-34583)

10.1
Transition Services Agreement, dated January 7, 2014, between Team Health, Inc. and Gregory S. Roth (incorporated by reference to Exhibit 10.1 of Team Health Holdings, Inc.’s Current Report on Form 8-K (File No. 001-34583) dated January 9, 2014)

31.1	Certification by Greg Roth for Team Health Holdings, Inc. dated April 29, 2014 as required by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification by David Jones for Team Health Holdings, Inc. dated April 29, 2014 as required by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Certification by Greg Roth for Team Health Holdings, Inc. dated April 29, 2014 as required by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.2	Certification by David Jones for Team Health Holdings, Inc. dated April 29, 2014 as required by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2014 and December 31, 2013, (ii) Consolidated Statement of Operations for the three months ended March 31, 2014 and 2013, (iii) Consolidated Statement of Cash Flows for the three months ended March 31, 2014 and 2013, and (iv) Notes to Consolidated Financial Statements.