Form 10-Q
period 2014-06-30
TEAM HEALTH HOLDINGS INC.
filed 2014-07-29
CIK 1082754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 25, 2014, there were outstanding 70,644,013 shares of common stock of Team Health Holdings, Inc., with a par value of $0.01.

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

TEAM HEALTH HOLDINGS, INC.
QUARTERLY REPORT FOR THE SIX MONTHS
ENDED JUNE 30, 2014

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements
TEAM HEALTH HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2013	June 30, 2014
	(Unaudited) (In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$32,331	$93,397
Accounts receivable, less allowance for uncollectibles of $377,644 and $355,172 in 2013 and 2014, respectively	392,430	424,372
Prepaid expenses and other current assets	35,029	45,691
Receivables under insured programs	22,961	17,982
Total current assets	482,751	581,442
Investments of insurance subsidiary	84,081	91,920
Property and equipment, net	53,434	57,865
Other intangibles, net	173,178	153,262
Goodwill	428,311	432,528
Deferred income taxes	44,546	51,648
Receivables under insured programs	39,532	47,660
Other	55,577	54,404
	$1,361,410	$1,470,729
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,700	$28,601
Accrued compensation and physician payable	201,998	202,158
Other accrued liabilities	128,749	139,718
Income tax payable	3,014	1,723
Current maturities of long-term debt	17,969	21,406
Deferred income taxes	39,063	38,103
Total current liabilities	418,493	431,709
Long-term debt, less current maturities	483,594	472,032
Other non-current liabilities	190,842	217,507
Shareholders’ equity:
Common stock, ($0.01 par value; 100,000 shares authorized, 70,016 and 70,573 shares issued and outstanding at December 31, 2013 and June 30, 2014, respectively)	700	706
Additional paid-in capital	642,633	668,286
Accumulated deficit	(376,593)	(322,545)
Accumulated other comprehensive earnings	447	1,510
Team Health Holdings, Inc. shareholders’ equity	267,187	347,957
Noncontrolling interest	1,294	1,524
Total shareholders' equity including noncontrolling interest	268,481	349,481
	$1,361,410	$1,470,729
See accompanying notes to consolidated financial statements.

TEAM HEALTH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Three Months Ended June 30,
	2013	2014
	(Unaudited) (In thousands, except per share data)
Net revenue before provision for uncollectibles	$1,062,806	$1,166,615
Provision for uncollectibles	483,073	491,545
Net revenue	579,733	675,070
Cost of services rendered (exclusive of depreciation and amortization shown separately below)
Professional service expenses	454,771	510,070
Professional liability costs	19,077	23,623
General and administrative expenses (includes contingent purchase and other acquisition compensation expense of $9,912 and $9,254 in 2013 and 2014, respectively)	56,929	72,023
Other income	(181)	(1,590)
Depreciation	4,191	4,918
Amortization	9,495	11,086
Interest expense, net	3,737	3,429
Transaction costs	111	1,609
Earnings before income taxes	31,603	49,902
Provision for income taxes	13,207	19,630
Net earnings	18,396	30,272
Net earnings attributable to noncontrolling interest	43	69
Net earnings attributable to Team Health Holdings, Inc.	$18,353	$30,203

Net earnings per share of Team Health Holdings, Inc.
Basic	$0.27	$0.43
Diluted	$0.26	$0.42
Weighted average shares outstanding
Basic	68,689	70,154
Diluted	70,810	71,898

Other comprehensive (loss) earnings, net of tax:
Net change in fair value of investments, net of tax of $(586) and $248 for 2013 and 2014, respectively	(1,088)	461
Comprehensive earnings	17,308	30,733
Comprehensive earnings attributable to noncontrolling interest	43	69
Comprehensive earnings attributable to Team Health Holdings, Inc.	$17,265	$30,664
See accompanying notes to consolidated financial statements.

TEAM HEALTH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Six Months Ended June 30,
	2013	2014
	(Unaudited) (In thousands, except per share data)
Net revenue before provision for uncollectibles	$2,069,155	$2,270,788
Provision for uncollectibles	913,477	954,068
Net revenue	1,155,678	1,316,720
Cost of services rendered (exclusive of depreciation and amortization shown separately below)
Professional service expenses	907,540	1,011,350
Professional liability costs	37,733	43,918
General and administrative expenses (includes contingent purchase and other acquisition compensation expense of $20,171 and $19,398 in 2013 and 2014, respectively)	115,051	134,200
Other income	(1,464)	(3,750)
Depreciation	8,278	9,489
Amortization	18,368	22,212
Interest expense, net	7,536	6,837
Transaction costs	573	2,627
Earnings before income taxes	62,063	89,837
Provision for income taxes	25,461	35,647
Net earnings	36,602	54,190
Net earnings attributable to noncontrolling interest	95	142
Net earnings attributable to Team Health Holdings, Inc.	$36,507	$54,048

Net earnings per share of Team Health Holdings, Inc.
Basic	$0.53	$0.77
Diluted	$0.52	$0.75
Weighted average shares outstanding
Basic	68,294	69,996
Diluted	70,435	71,722

Other comprehensive (loss) earnings, net of tax:
Net change in fair value of investments, net of tax of $(603) and $573 for 2013 and 2014, respectively	(1,118)	1,063
Comprehensive earnings	35,484	55,253
Comprehensive earnings attributable to noncontrolling interest	95	142
Comprehensive earnings attributable to Team Health Holdings, Inc.	$35,389	$55,111
See accompanying notes to consolidated financial statements.

TEAM HEALTH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2013	2014
	(Unaudited) (In thousands)
Operating Activities
Net earnings	$36,602	$54,190
Adjustments to reconcile net earnings:
Depreciation	8,278	9,489
Amortization	18,368	22,212
Amortization of deferred financing costs	510	506
Equity based compensation expense	4,082	9,348
Provision for uncollectibles	913,477	954,068
Deferred income taxes	(9,720)	(8,635)
Loss (gain) on disposal or sale of assets	79	(2,349)
Equity in joint venture income	(1,686)	(2,130)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(924,192)	(985,555)
Prepaids and other assets	(3,934)	(8,460)
Income tax accounts	(391)	(1,291)
Accounts payable	(2,577)	1,146
Accrued compensation and physician payable	(8,212)	984
Contingent purchase liabilities	17,431	16,340
Other accrued liabilities	(3,109)	1,774
Professional liability reserves	9,886	12,993
Net cash provided by operating activities	54,892	74,630
Investing Activities
Purchases of property and equipment	(7,360)	(11,997)
Sale of property and equipment	125	2,776
Cash paid for acquisitions, net	(12,585)	(6,517)
Purchases of investments by insurance subsidiary	(40,027)	(31,488)
Proceeds from investments by insurance subsidiary	30,359	25,283
Net cash used in investing activities	(29,488)	(21,943)
Financing Activities
Payments on notes payable	(8,125)	(8,125)
Proceeds from revolving credit facility	—	27,500
Payments on revolving credit facility	—	(27,500)
Stock issuance costs	(507)	—
Payments of financing costs	(1)	—
Contributions from noncontrolling interest	—	211
Distributions to noncontrolling interest	—	(122)
Proceeds from the issuance of common stock under stock purchase plans	1,443	1,903
Proceeds from exercise of stock options	23,689	8,678
Tax benefit from exercise of stock options	10,721	5,834
Net cash provided by financing activities	27,220	8,379
Net increase in cash and cash equivalents	52,624	61,066
Cash and cash equivalents, beginning of period	41,240	32,331
Cash and cash equivalents, end of period	$93,864	$93,397
Supplemental cash flow information:
Interest paid	$7,580	$7,339
Taxes paid	$24,983	$40,043
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

In July 2013, the FASB issued Accounting Standards Update (ASU) No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (ASU 2013-11). The guidance requires an entity to present its unrecognized tax benefits net of its deferred tax assets when settlement in this manner is available under the tax law, which would be based on facts and circumstances as of the balance sheet reporting date and would not consider future events. Gross presentation in the notes to the financial statements is required. ASU 2013-11 is applicable on a prospective basis to all unrecognized tax benefits that exist at the effective date, with the option to apply it retrospectively. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of ASU 2013-11 had no impact on the Company's consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers", which establishes a comprehensive revenue recognition standard for virtually all industries under U.S. GAAP. The standard is effective for public entities for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted under U.S. GAAP. We have not yet determined the effects, if any, that adoption of this update may have on our consolidated financial statements.

Note 3. Acquisitions and Contingent Purchase Obligations
Acquisitions
In March 2014, the Company completed the acquisition of an emergency medicine staffing business located in West Virginia and acquired certain assets of a medical staffing group that provides emergency medicine staffing services to a hospital located in California. In April 2014, the Company acquired certain assets of an emergency medicine staffing business located in South Carolina. In May 2014, the Company acquired certain assets of an emergency medicine staffing business located in Michigan. In June 2014, the Company acquired certain assets of an emergency medicine staffing business located in Tennessee. The purchase price for these acquisitions was allocated in accordance with ASC Topic 805, “Business Combinations” (ASC 805), based on management’s estimates, to goodwill of approximately $4.2 million (all of which is tax deductible goodwill) and other intangibles consisting of physician and hospital agreements of approximately $2.3 million. In addition, certain of these agreements have contingent consideration provision pursuant to which, if certain targets including a continued employment provision are achieved within a defined performance period, future cash payments currently estimated to be approximately $1.1 million could be made at the conclusion of the performance period. These acquisitions have expanded the Company’s presence in emergency medicine staffing in those respective markets.

The results of operations of the acquired businesses have been included in the Company’s consolidated financial statements beginning on the acquisition date. Pro forma results of operations have not been presented because the effect of these acquisitions is not material to the Company’s consolidated results of operations individually or in the aggregate.

Contingent Purchase Obligations
In accordance with ASC 805, when contingent payments are tied to continuing employment, such amounts are recognized ratably over the defined performance period as compensation expense which is included as a component of general and administrative expense (and parenthetically disclosed with other acquisition-related compensation expense) in the results of the Company’s operations.
As of June 30, 2014, the Company estimates it may have to pay $45.7 million in future contingent payments for acquisitions made prior to June 30, 2014 based upon the current projected performance of the acquired operations of which $34.1 million is recorded as a liability in other liabilities and other non-current liabilities on the Company’s consolidated balance sheet. The remaining estimated liability of $11.7 million will be recorded as contingent purchase compensation expense over the remaining performance periods. The current estimate of future contingent payments could increase or decrease depending upon the actual performance of the acquisition over the respective performance periods. These payments will be made should the acquired operations achieve the financial targets or certain contract terms as agreed to in the respective acquisition agreements, including the requirements for continuing employment.
When measured on a recurring basis, this liability is considered Level 3 in the fair value hierarchy due to the use of unobservable inputs to measure fair value.
The changes to the Company’s accumulated contingent purchase liability for the six months ended June 30, 2014 are as follows (in thousands):

Contingent purchase liability at December 31, 2013	$17,488
Payments	(1,232)
Contingent purchase and other acquisition compensation expense recognized	17,572
Contingent purchase liability recognized at acquisition date	250
Contingent purchase liability at June 30, 2014	$34,078

The changes to the Company’s prepaid contingent purchase liability for the six months ended June 30, 2014 are as follows (in thousands):

Prepaid contingent purchase liability at December 31, 2013	$1,826
Contingent purchase compensation expense recognized	1,826
Prepaid contingent purchase liability at June 30, 2014	$—
Estimated unrecognized contingent purchase compensation expense as of June 30, 2014 is as follows (in thousands):

For the remainder of the year ended December 31, 2014	$4,689
For the year ended December 31, 2015	4,733
For the year ended December 31, 2016	2,237
$11,659
In the six months ended June 30, 2013 and 2014, the Company recognized transaction costs of $0.6 million and $2.6 million, respectively, which related to external costs associated with due diligence and acquisition activity.
Note 4. Fair Value Measurements
The Company applies the provisions of FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” (ASC Topic 820), in determining the fair value of its financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements.
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

The following table provides information on those assets and liabilities the Company currently measures at fair value on a recurring basis as of December 31, 2013 and June 30, 2014 (in thousands):

	Carrying Amount in Consolidated Balance Sheet December 31, 2013	Fair Value December 31, 2013	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3
Investments of insurance subsidiary:
Money market funds	$7,909	$7,909	$7,909	$—	$—
U. S. Treasury securities	1,001	1,001	—	1,001	—
Municipal bonds	74,663	74,663	—	74,663	—
Corporate bonds	508	508	—	508	—
Total investments of insurance subsidiary	$84,081	$84,081	$7,909	$76,172	$—
Supplemental employee retirement plan investments:
Mutual funds	$28,545	$28,545	$—	$28,545	$—

	Carrying Amount in Consolidated Balance Sheet June 30, 2014	Fair Value June 30, 2014	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3
Investments of insurance subsidiary:
Money market funds	$13,328	$13,328	$13,328	$—	$—
U. S. Treasury securities	1,004	1,004	—	1,004	—
Municipal bonds	77,588	77,588	—	77,588	—
Total investments of insurance subsidiary	$91,920	$91,920	$13,328	$78,592	$—
Supplemental employee retirement plan investments:
Mutual funds	$31,834	$31,834	$—	$31,834	$—
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
The fair value of these investments reflected net unrealized gains of approximately $0.7 million as of December 31, 2013 and $2.3 million as of June 30, 2014.
In addition to the preceding disclosures prescribed by the provisions of ASC Topic 820, ASC Topic 825 “Financial Instruments” requires the disclosure of the estimated fair value of financial instruments. The Company’s short term financial instruments include cash and cash equivalents, accounts receivable, and accounts payable. The carrying value of the short term financial instruments approximates the fair value due to their short term nature. These financial instruments have no stated maturities or the financial instruments have short term maturities that approximate market.
The fair value of the Company's debt is estimated using quoted market prices when available. When quoted market prices are not available, fair value is estimated based on current market interest rates for debt with similar maturities (Level 2). At June 30, 2014, the estimated fair value of the Company’s outstanding debt was $494.2 million compared to a carrying value of $493.4 million.
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

At December 31, 2013 and June 30, 2014, amortized cost basis and aggregate fair value of the Company’s available-for-sale securities by investment type were as follows (in thousands):

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2013
Money market funds	$7,909	$—	$—	$7,909
U. S. Treasury securities	1,005	—	(4)	1,001
Municipal bonds	73,981	1,560	(878)	74,663
Corporate bonds	500	8	—	508
	$83,395	$1,568	$(882)	$84,081
June 30, 2014
Money market funds	$13,328	$—	$—	$13,328
U. S. Treasury securities	1,004	—	—	1,004
Municipal bonds	75,267	2,395	(74)	77,588
	$89,599	$2,395	$(74)	$91,920
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

At December 31, 2013, as adjusted, and June 30, 2014, the amortized cost basis and aggregate fair value of the Company’s available-for-sale securities by contractual maturities were as follows (in thousands):

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2013
Due in less than one year	$13,451	$91	$—	$13,542
Due after one year through five years	46,547	1,366	(340)	47,573
Due after five years through ten years	21,470	110	(440)	21,140
Due after ten years	1,927	1	(102)	1,826
Total	$83,395	$1,568	$(882)	$84,081
June 30, 2014
Due in less than one year	$21,962	$87	$—	$22,049
Due after one year through five years	45,930	1,678	(59)	47,549
Due after five years through ten years	19,784	616	(3)	20,397
Due after ten years	1,923	14	(12)	1,925
Total	$89,599	$2,395	$(74)	$91,920
A summary of the Company’s temporarily impaired available-for-sale investment securities as of December 31, 2013 and June 30, 2014 follows (in thousands):

	Impaired Less Than 12 Months		Impaired Over 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2013
U.S. Treasury securities	$1,001	$(4)	$—	$—	$1,001	$(4)
Municipal bonds	28,939	(756)	4,532	(122)	33,471	(878)
Total investment	$29,940	$(760)	$4,532	$(122)	$34,472	$(882)
June 30, 2014
Municipal bonds	$2,161	$(15)	$4,949	$(59)	$7,110	$(74)
Total investment	$2,161	$(15)	$4,949	$(59)	$7,110	$(74)

The unrealized losses resulted from changes in market interest rates, not from changes in the probability of contractual cash flows. Because the Company has the ability and intent to hold the investments until a recovery of carrying value and full collection of the amounts due according to the contractual terms of the investments is expected, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2014.
During the six months ended June 30, 2014, the Company recorded a gain of approximately $0.1 million on the sale of specifically identified investments.
As of June 30, 2014, and December 31, 2013, the investments related to the participant directed supplemental employee retirement plan totaled $31.8 million and $28.5 million, respectively, and are included in other assets in the accompanying consolidated balance sheets. The net trading gains on those investments for the six months ended on June 30, 2014 and June 30, 2013 that were still held by the Company as of June 30, 2014 and June 30, 2013 are as follows (in thousands):

	2013	2014
Net gains and losses recognized during the six months ended June 30, 2013 and 2014, respectively on trading securities	$163	$937
Less: Net gains and losses recognized during the period on trading securities sold during the six months ended June 30, 2013 and 2014, respectively	72	21
Unrealized gains and losses recognized on trading securities still held at June 30, 2013 and 2014, respectively	$91	$916
The Company has an investment in a variable interest entity that is a provider of hospital-based telemedicine consultations. The Company has determined that it is not the primary beneficiary of the entity, as it does not have the power to direct the activities that most significantly impact economic performance of the entity nor the responsibility to absorb a majority of the expected losses and therefore, the entity is not consolidated and the investment is accounted for under the cost method. The determination of whether the Company is the primary beneficiary was performed at the time of our initial investment and is performed at the date of each subsequent reporting period. This investment is accounted for as a cost method investment, which is classified in other assets in the accompanying consolidated balance sheets and measured at fair value on a nonrecurring basis. The fair value of the Company's cost method investment is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. As of December 31, 2013 and June 30, 2014, the carrying amount and maximum exposure to loss of this investment was $2.0 million. When measured on a recurring basis, this investment is considered Level 3 in the fair value hierarchy due to the use of unobservable inputs to measure fair value.

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

Net revenue for the three and six months ended June 30, 2013 and 2014 consisted of the following (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2014		2013		2014
Medicare	$116,821	20.2%	$129,617	19.2%	$230,051	19.9%	$253,008	19.2%
Medicaid	89,690	15.5	116,745	17.3	175,526	15.2	225,674	17.1
Commercial and managed care	267,439	46.1	322,155	47.7	518,286	44.8	608,254	46.2
Self-pay	399,513	68.9	397,495	58.9	767,464	66.4	783,746	59.5
Other	22,740	3.9	21,095	3.1	44,155	3.8	42,111	3.2
Unbilled	(551)	(0.1)	6,238	0.9	(1,423)	(0.1)	9,091	0.7
Net fee for service revenue before provision for uncollectibles	895,652	154.5	993,345	147.1	1,734,059	150.0	1,921,884	146.0
Contract revenue before provision for uncollectibles	158,484	27.3	162,451	24.1	317,051	27.4	328,045	24.9
Other	8,670	1.5	10,819	1.6	18,045	1.6	20,859	1.6
Net revenue before provision for uncollectibles	1,062,806	183.3	1,166,615	172.8	2,069,155	179.0	2,270,788	172.5
Provision for uncollectibles	(483,073)	(83.3)	(491,545)	(72.8)	(913,477)	(79.0)	(954,068)	(72.5)
Net revenue	$579,733	100.0%	$675,070	100.0%	$1,155,678	100.0%	$1,316,720	100.0%
The Company employs several methodologies for determining its allowance for uncollectibles depending on the nature of the net revenue before provision for uncollectibles recognized. The Company initially determines gross revenue for its fee for service patient visits based upon established fee schedule prices. Such gross revenue is reduced for estimated contractual allowances for those patient visits covered by contractual insurance arrangements to result in estimated net revenue before provision for uncollectibles. Net revenue before provision for uncollectibles is then reduced for management’s estimate of uncollectible amounts. Fee for service net revenue represents estimated cash to be collected from such patient visits and is net of management’s estimate of account balances estimated to be uncollectible. The provision for uncollectible fee for service patient visits is based on historical experience resulting from approximately eleven million annual fee for service patient visits. The significant volume of patient visits and the terms of thousands of commercial and managed care contracts and the various reimbursement policies relating to governmental healthcare programs do not make it feasible to evaluate fee for service accounts receivable on a specific account basis. Fee for service accounts receivable collection estimates are reviewed on a quarterly basis for each fee for service contract by period of accounts receivable origination. Such reviews include the use of historical cash collection percentages by contract adjusted for the lapse of time since the date of the patient visit. In addition, when actual collection percentages differ from expected results, on a contract by contract basis, supplemental detailed reviews of the outstanding accounts receivable balances may be performed by the Company’s billing operations to determine whether there are facts and circumstances existing that may cause a different conclusion as to the estimate of the collectibility of that contract’s accounts receivable from the estimate resulting from using the historical collection experience. Contract-related net revenue is billed based on the terms of the contract at amounts expected to be collected. Such billings are typically submitted on a monthly basis and aged trial balances prepared. Allowances for estimated uncollectible amounts related to such contract billings are made based upon specific accounts and invoice periodic reviews once it is concluded that such amounts are not likely to be collected. Approximately 98% of the Company’s allowance for doubtful accounts is related to receivables for fee for service patient visits. The principal exposure for uncollectible fee for service visits is centered in self-pay patients and, to a lesser extent, for co-payments and deductibles from patients with insurance. While the Company does not specifically allocate the allowance for doubtful accounts to individual accounts or specific payor classifications, the portion of the allowance associated with fee for service charges as of June 30, 2014 was equal to approximately 92% of outstanding self-pay fee for service patient accounts. The methodologies employed to compute allowances for doubtful accounts were unchanged between 2013 and 2014.

Note 7. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill during the year ended December 31, 2013 and the six months ended June 30, 2014 were as follows (in thousands):

Goodwill	$482,179
Accumulated impairment loss	(144,579)
Additions through 2013 acquisitions	90,711
Balance, December 31, 2013	$428,311
Goodwill	$572,890
Accumulated impairment loss	(144,579)
Additions through 2014 acquisitions	4,217
Balance, June 30, 2014	$432,528

The following is a summary of intangible assets and related amortization as of December 31, 2013 and June 30, 2014 (in thousands):

	Gross Carrying Amount	Accumulated Amortization
As of December 31, 2013:
Contracts	$248,110	$(83,441)
Other	12,570	(4,061)
Total	$260,680	$(87,502)
As of June 30, 2014:
Contracts	$242,498	$(96,755)
Other	12,910	(5,391)
Total	$255,408	$(102,146)
Aggregate amortization expense:
For the six months ended June 30, 2014		$22,212
Estimated amortization expense:
For the remainder of the year ended December 31, 2014		$21,753
For the year ended December 31, 2015		40,500
For the year ended December 31, 2016		35,234
For the year ended December 31, 2017		29,401
For the year ended December 31, 2018		17,411
For the years ended December 31, 2019 and thereafter		8,963
Contract intangibles are amortized over their estimated life, which is approximately three to six years. As of June 30, 2014, the weighted average remaining amortization period for intangible assets was 3.5 years.

Note 8. Long-Term Debt
Long-term debt as of June 30, 2014 consisted of the following (in thousands):

Term A Loan Facility	$250,938
Term B Loan Facility	242,500
Revolving Credit Facility	—
493,438
Less current portion	(21,406)
$472,032
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
The interest rate on Term A loans, any outstanding Revolving Credit Facility borrowings and the commitment fee applicable to undrawn revolving commitments is priced off a grid based upon the Company’s first lien net leverage ratio. In the case of Term A loans it was LIBOR +1.50% for the six months ended June 30, 2014 and LIBOR +1.75% for the same period in 2013. The interest rate on the Term B loan is LIBOR +2.75%, subject to a 1% LIBOR floor. The interest rate at June 30, 2014 was 1.73% for amounts outstanding under the Term A Loan Facility and 3.75% for the Term B Loan Facility. The interest rate for borrowings under the Revolving Credit Facility during the six months ended June 30, 2014 was 3.75% and 0.35% in the case of unused revolving commitments.
The Company had no borrowings under the Revolving Credit Facility outstanding as of June 30, 2014, and the Company had $6.7 million of standby letters of credit outstanding against the Revolving Credit Facility commitment.
The Credit Facility agreement contains both affirmative and negative covenants, including limitations on the Company’s ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire its capital stock, acquire the capital stock or assets of another business and pay dividends, and requires the Company to comply with a maximum first lien net leverage ratio, tested quarterly. At June 30, 2014, the Company was in compliance with all covenants under the senior credit facility agreement. The Credit Facility is secured by substantially all of the Company’s U. S. subsidiaries’ assets.
Aggregate annual maturities of long-term debt as of June 30, 2014 are as follows (in thousands):

2014	$21,406
2015	28,281
2016	30,000
2017 and thereafter	413,751

Note 9. Professional Liability Insurance
The Company’s professional liability loss reserves included in other accrued liabilities and other non-current liabilities in the accompanying consolidated balance sheets consisted of the following (in thousands):

	December 31, 2013	June 30, 2014
Estimated losses under self-insured programs	$166,168	$179,160
Estimated losses under commercial insurance programs	62,493	65,643
	228,661	244,803
Less estimated payable within one year	75,785	66,927
	$152,876	$177,876
The changes to the Company’s estimated losses under self-insured programs as of June 30, 2014 were as follows (in thousands):

Balance, December 31, 2013	$166,168
Reserves related to current period	29,498
Payments for current period reserves	(163)
Payments for prior period reserves	(16,343)
Balance, June 30, 2014	$179,160
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
As of June 30, 2014, of the $179.2 million of estimated losses under self-insurance programs, approximately $108.8 million represented an estimate of IBNR claims and expenses and additional loss development, with the remaining $70.4 million representing specific case reserves. Of the specific case reserves as of June 30, 2014, $1.5 million represented case reserves that had been settled but not yet funded, and $68.9 million reflected unsettled case reserves.
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
The Company’s most recent actuarial valuation was completed in April 2014. Based on the results of the actuarial study completed in April 2014, management determined no additional change was necessary in the consolidated reserves for professional liability losses during the second quarter of 2014 related to prior year loss estimates. The discount rate on professional liability reserves was 1.3% and 1.4% at June 30, 2014 and December 31, 2013, respectively.

Note 10. Contingencies
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
Shares Subject to the Plan. The Stock Plan provides that the total number of shares of common stock that may be issued is 15,100,000, of which approximately 3,055,000 are available to grant as of June 30, 2014. Shares of the Company’s common stock covered by awards that terminate or lapse without the payment of consideration may be granted again under the Stock Plan.

The following table summarizes the status of options under the Stock Plan as of June 30, 2014:

	Shares (in thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Life in Years
Outstanding at beginning of year	5,062	$20.33	$127,681	7.1
Granted	491	47.34
Exercised	(526)	16.30	17,328
Expired or forfeited	(47)	20.01
Outstanding at end of period	4,980	$23.42	$132,066	6.8
Exercisable at end of period	3,089	$18.15	$98,212	6.3
Intrinsic value is the amount by which the stock price as of June 30, 2014 exceeds the exercise price of the options. The Company granted approximately 0.5 million options during the six months ended June 30, 2014. The Company recorded stock option expense of approximately $6.4 million and $3.8 million during the six months ended June 30, 2014 and June 30, 2013, respectively. As of June 30, 2014, the Company had approximately $18.6 million of unrecognized compensation expense, net of estimated forfeitures related to unvested options, which will be recognized over the remaining requisite service period. Fair value of the options granted in 2014 was based on the grant date fair value as calculated by the Black-Scholes option pricing formula with the following assumptions: risk-free interest rate of 1.6%, implied volatility of 35.2% and an expected life of the options of 5.25 years. The weighted average estimated fair value of options granted during 2014 was $16.19.
Restricted stock awards are grants of restricted stock and grants of restricted stock units that are not vested (Restricted Awards). During the six months ended June 30, 2014, the Company granted only restricted stock units. The Company granted approximately 0.3 million shares of restricted awards under the Stock Plan to independent board members and certain members of management in 2014. The Company recorded restricted award expense of approximately $2.9 million and $0.2 million during the six months ended June 30, 2014 and June 30, 2013, respectively. The Company had $15.0 million of expense remaining to be recognized over the requisite service period for these awards at June 30, 2014. The restricted awards generally vest annually over a three to four-year period for the grants made to the independent board members and management from the initial grant date.
A summary of changes in total outstanding unvested restricted stock awards for the six months ended June 30, 2014 is as follows:

Shares (in thousands)
Outstanding at beginning of year	238
Granted	269
Vested	(67)
Forfeited and expired	(1)
Outstanding at June 30, 2014	439
Stock Purchase Plans
In May 2010, the Company’s Board of Directors (the Board) adopted the 2010 Employee Stock Purchase Plan (ESPP) and the 2010 Nonqualified Stock Purchase Plan (NQSPP).
The ESPP provides for the issuance of up to 600,000 shares to the Company’s employees. All eligible employees are granted identical rights to purchase common stock in each Board authorized offering under the ESPP. Rights granted pursuant to any offering under the ESPP terminate immediately upon cessation of an employee’s employment for any reason. In general, an employee may reduce his or her contribution or withdraw from participation in an offering at any time during the purchase period for such offering. Employees receive a 5% discount on shares purchased under the ESPP. Rights granted under the plan are not transferable and may be exercised only by the person to whom such rights are granted. Offerings occur every six months in October and April. As of June 30, 2014, contributions under the ESPP totaled $0.8 million. In April 2014, approximately 29,000 shares of the Company’s common stock were issued to plan participants.
The NQSPP provides for the issuance of up to 800,000 shares to our independent contractors. All eligible contractors are granted identical rights to purchase common stock in each Board authorized offering under the NQSPP. Rights granted pursuant to any offering under the NQSPP terminate immediately upon cessation of a contractor’s relationship with the Company for any reason. In general, a contractor may reduce his or her contribution or withdraw from participation in an offering at any time during the purchase period for such offering. Contractors receive a 5% discount on shares purchased under the NQSPP. Rights granted under the NQSPP are not transferable and may be exercised only by the person to whom such rights are granted. Offerings occur every six months in October and April. As of June 30, 2014, contributions under the NQSPP totaled $0.3 million. In April 2014, approximately 16,000 shares of the Company’s common stock were issued to plan participants.
Note 12. Earnings Per Share
The Company computes basic earnings per share using the weighted average number of shares outstanding. The Company computes diluted earnings per share using the weighted average number of shares outstanding plus the dilutive effect of restricted common shares and outstanding stock options. The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2013 and 2014 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Net earnings attributable to Team Health Holdings, Inc. (numerator for basic and diluted earnings per share)	$18,353	$30,203	$36,507	$54,048
Denominator:
Weighted average shares outstanding	68,689	70,154	68,294	69,996
Effect of dilutive securities:
Stock options	1,976	1,525	2,003	1,520
Restricted awards	144	218	137	205
Stock purchase plans	1	1	1	1
Shares used for diluted earnings per share	70,810	71,898	70,435	71,722
Basic net earnings per share of Team Health Holdings, Inc.	$0.27	$0.43	$0.53	$0.77
Diluted net earnings per share of Team Health Holdings, Inc.	$0.26	$0.42	$0.52	$0.75
Securities excluded from diluted earnings per share of Team Health Holdings, Inc. because they were antidilutive:
Stock options	243	782	132	671
Restricted awards	—	—	—	—
Note 13. Noncontrolling Interests in Consolidated Entity
In November 2012, the Company entered into a joint venture to provide administrative management and billing services to certain existing urgent care clinics the Company operates. The joint venture partner contributed $0.5 million in November 2012, $0.6 million in August 2013 and $0.2 million in May 2014 to the Company for its interest. In May 2014, in accordance with the joint venture agreement, the Company distributed proceeds of $0.1 million to the joint venture partner. The consolidated financial statements include all assets, liabilities, revenues and expenses of the less than 100% owned entity that the Company controls. Accordingly, the Company has recorded noncontrolling interests in the earnings and equity of this entity.

Note 14. Accumulated Other Comprehensive Earnings (Loss)
The changes in accumulated other comprehensive earnings related to available-for-sale securities were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Balance at beginning of period	$1,671	$1,049	$1,701	$447

Other comprehensive earnings:
Net unrealized loss (gain)	(1,673)	765	(1,708)	1,706
Tax benefit (expense)	586	(248)	603	(573)
Total other comprehensive (loss) earnings before reclassifications, net of tax	(1,087)	517	(1,105)	1,133
Net amount reclassified to earnings(1)	(1)	(56)	(13)	(70)
Tax expense(2)	—	—	—	—
Total amount reclassified from accumulated other comprehensive earnings, net of tax(3)	(1)	(56)	(13)	(70)
Total other comprehensive (loss) earnings	(1,088)	461	(1,118)	1,063

Balance at end of period	$583	$1,510	$583	$1,510

(1)	This amount was included in Other income on the accompanying Consolidated Statement of Comprehensive Earnings.

(2)	These amounts were included in Provision for income taxes on the accompanying Consolidated Statement of Comprehensive Earnings.

(3)	A positive amount indicates a corresponding charge to earnings and a negative amount indicates a corresponding benefit to earnings.
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

The following table presents financial information for each reportable segment. Depreciation, amortization, impairment of intangibles, management fee and other expenses separately identified in the consolidated statements of operations are included as a reduction to the respective segments’ operating earnings for each year below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Net Revenue:
Healthcare Services	$470,853	$560,464	$935,223	$1,085,258
Other Services	108,880	114,606	220,455	231,462
	$579,733	$675,070	$1,155,678	$1,316,720
Operating Earnings:
Healthcare Services	$14,143	$36,234	$24,350	$56,811
Other Services	8,276	6,479	18,023	15,668
General Corporate	12,921	10,618	27,226	24,195
	$35,340	$53,331	$69,599	$96,674
Reconciliation of Operating Earnings to Net Earnings:
Operating earnings	$35,340	$53,331	$69,599	$96,674
Interest expense, net	3,737	3,429	7,536	6,837
Provision for income taxes	13,207	19,630	25,461	35,647
Net earnings	$18,396	$30,272	$36,602	$54,190

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
The Healthcare Reform Laws triggered numerous changes to the U.S. healthcare system, some of which have already gone into effect, including the individual mandate that went into effect on January 1, 2014, and some of which have been delayed until 2015 and beyond, including the requirement that employers provide health insurance to their employees or pay a per employee fine (the employer mandate).
While the ultimate impact of these laws and implementing regulations will not be known until all provisions are fully implemented, we believe that some of their provisions will likely yield positive results, such as increasing access to health benefits for the uninsured and underinsured populations. For the first six months of 2014, we have realized a decline in the percentage of self-pay visits by our consolidated fee for service volume and an increase in the percentage of Medicaid visits that we believe is a result of healthcare reform. Other provisions, however, such as Medicare payment reforms and reductions that could reduce provider payments, may have an adverse effect on the reimbursement rates we receive for services provided by affiliated healthcare professionals.
Medicaid to Medicare Payment Parity
In November 2012, the Centers for Medicare and Medicaid Services (CMS) released final rule CMS-2370-F to implement the Healthcare Reform Laws' provision increasing Medicaid payments for primary care services furnished by certain physicians to the Medicare rates in 2013 and 2014. In December 2012, CMS released technical corrections to the final rule. Additionally, CMS has issued multiple FAQ documents since publication of the final rule. Furthermore, CMS has advised that, under the final rule, physicians may be eligible to receive increased Medicaid payments if they maintain a current board certification in internal medicine, family medicine, or pediatric medicine and greater than 60% of their billings are qualifying primary care evaluation and management codes. Certain states have imposed additional requirements that affect a physician's eligibility for the increased Medicaid payments even for those physicians who maintain an appropriate board certification, including site of service restrictions that exclude primary care services rendered in a hospital emergency department.  We have received confirmation that a limited number of our providers qualify for the increased Medicaid rates in certain states and have received payments under this program. For the six months ended June 30, 2014, we have recognized $17.3 million of net revenue from the Medicaid-Medicare parity program. There was no net revenue recognized in the six months ended June 30, 2013 under this program. Absent legislative action by Congress, federal funding for the enhanced Medicaid payments will expire on December 31, 2014.
2014 Medicare Fee Schedule Changes
CMS reimburses for our affiliated physicians' services to Medicare beneficiaries based upon the rates in its Medicare Physician Fee Schedule (MPFS), which are updated each year based on a formula enacted under the Balanced Budget Act of 1997. Many private payors use the Medicare fee schedule to determine their own reimbursement rates. CMS's updating of the MPFS includes application of the Sustainable Growth Rate (SGR). This formula has yielded negative updates every year beginning in 2002, although CMS was able to take administrative steps to avoid a reduction in 2003 and Congress took a series of legislative actions to prevent reductions each year from 2004 through 2013. Congress has taken additional legislative actions to avoid a 24% reduction in Medicare payments to physicians in 2014 due to application of the SGR. Congress passed a three-month 0.5% increase in Medicare physician payments for January 1, 2014 through March 31, 2014, and then passed another bill that extends the 0.5% increase through December 31, 2014 and enacts no further increase for January 1, 2015 through March 31, 2015.
In November 2013, CMS released the 2014 MPFS Final Rule. Included in the final rule are changes in reimbursement that are overall budget neutral, but redistribute payments between different medical specialties. The final rule increased 2014 reimbursement rates to emergency medicine providers by approximately 2% and increased 2014 reimbursement rates to anesthesiologists by approximately 1%.
In July 2014, CMS released the proposed rule to update the 2015 MPFS. Included in the proposed rule are changes in reimbursement that are overall budget neutral, but redistribute payments between different medical specialties. The proposed 2015 MPFS rule is not final and is subject to comment and revision, however, if implemented, we estimate that the proposed rule would increase 2015 reimbursement rates to emergency medicine providers by approximately 1% and would not change reimbursement to anesthesia providers. This proposed reimbursement increase would be in addition to any reduction associated with SGR changes in 2015.
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
Military and Government Healthcare Staffing
We are a provider of healthcare professionals serving patients eligible to receive care in government treatment facilities nationwide administered by the Department of Defense and beneficiaries of other government agencies in their respective clinical locations. Our revenues derived from military and government facility healthcare staffing totaled $61.4 million and

$60.0 million for the six months ended June 30, 2013 and 2014, respectively. These revenues are generated from contracts that are subject to a competitive bidding process which primarily takes place during the third quarter of each year. A portion of the contracts awarded during the third quarter of 2013 expired during 2014 and were subject to a competitive rebidding and award process. We were successful in retaining existing business and winning new bids in the estimated annualized amount of $119.7 million following the completion of the bidding process as of October 1, 2013. The estimated annualized amount of $119.7 million included $15.5 million awarded under one-year contracts.
In addition, over the last several years the process of awarding military and government facility healthcare staffing contracts has developed a bias toward intentionally awarding certain contracts to qualified small and minority owned businesses. Although we participate in such small and minority owned business awards to the extent we can serve as a sub-contractor, our revenues from these arrangements are limited compared to a contract award we retain through the regular competitive bidding process. Approximately 25.7% and 27.3% of our military staffing revenue for each of the six months ended June 30, 2013 and 2014, respectively, was derived through sub-contracting agreements with small business prime contractors.

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
There have been no material changes to these critical accounting policies or their application during the six months ended June 30, 2014.
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
A significant portion (approximately 85% of our net revenue before provision for uncollectibles for the six months ended June 30, 2014 and 84% for the year ended December 31, 2013) resulted from fee for service patient visits. Fee for service revenue represents revenue earned under contracts in which we bill and collect the professional component of charges for medical services rendered by our contracted and employed physicians. Under the fee for service arrangements, we bill patients for services provided and receive payment from patients or their third-party payors. Fee for service revenue is reported net of contractual allowances and policy discounts. All services provided are expected to result in cash flows and are therefore reflected as net revenues before provision for uncollectibles in the financial statements. Fee for service revenue is recognized in the period that the services are rendered to specific patients and reduced immediately for the estimated impact of contractual allowances in the case of those patients having third-party payor coverage. The recognition of net revenues before provision for uncollectibles (gross charges less contractual allowances) from such visits is dependent on such factors as proper completion of medical charts following a patient visit, the forwarding of such charts to one of our billing centers for medical coding and entering into our billing systems and the verification of each patient’s submission or representation at the time services are rendered as to the payor(s) responsible for payment of such services. Net revenues before provision for uncollectibles are recorded based on the information known at the time of entering such information into our billing systems as well as an estimate of the net revenues before provision for uncollectibles associated with medical charts for a given service period that have not yet been processed into our billing systems. The above factors and estimates are subject to change. For example, patient payor information may change following an initial attempt to bill for services due to a change in payor status. Such changes in payor status have an impact on recorded net revenues before provision for uncollectibles due to differing payors being subject to different contractual allowance amounts. Such changes in net revenues before provision for uncollectibles are recognized in the period that such changes in the payor become known. Similarly, the actual volume of medical charts not processed into our billing systems may be different from the amounts estimated. Such differences in net revenues before provision for uncollectibles are adjusted the following month based on actual chart volumes processed.
Contract revenue represents revenue generated under contracts in which we provide physician and other healthcare staffing and administrative services in return for a contractually negotiated fee. In these contractual arrangements we are the principal in the transaction and therefore recognize contract revenue on a gross basis. Contract revenue consists primarily of billings based on hours of healthcare staffing provided at agreed upon hourly rates. Revenue in such cases is recognized as the hours worked by our staff and contractors. Additionally, contract revenue includes supplemental revenue from hospitals where we may have a fee for service contract arrangement. Contract revenue for the supplemental billing in such cases is recognized based on the terms of each individual contract. Such contract terms generally either provide for a fixed monthly dollar amount or a variable amount based upon measurable monthly activity, such as hours staffed, patient visits or actual patient collections compared to a minimum activity threshold. Such supplemental revenues based on variable arrangements are usually contractually fixed on a monthly, quarterly or annual calculation basis considering the variable factors negotiated in each such arrangement. Such supplemental revenues are recognized as revenue in the period when such amounts are determined to be fixed and therefore contractually obligated as payable by the customer under the terms of the respective agreement.
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
The table below summarizes our approximate payor mix as a percentage of consolidated fee for service volume for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Payor:
Medicare	24.4%	24.8%	24.4%	24.9%
Medicaid	26.0	29.3	26.0	28.2
Commercial and managed care	26.4	26.6	26.6	26.6
Self-pay	21.2	17.4	21.0	18.4
Other	2.0	1.9	2.0	1.9
Total	100.0%	100.0%	100.0%	100.0%

Estimated net revenue derived from commercial and managed care plans was approximately 38% in both the six months ended June 30, 2014 and 2013. Estimated net revenue derived from the Medicare program was approximately 17% of total net revenue in both the six months ended June 30, 2014 and 2013. Estimated net revenue derived from the Medicaid program was approximately 11% and 9%, respectively, of total net revenue in the six months ended June 30, 2014 and 2013. In addition, net revenue derived from within the Military Health System (the MHS), which is the U.S. military’s dependent healthcare program, and other government agencies was approximately 5% in both the six months ended June 30, 2014 and 2013.
Accounts Receivable. As described above and below, we determine the estimated value of our accounts receivable based on estimated cash collection run rates of estimated future collections by contract for patient visits under our fee for service revenue. Accordingly, we are unable to report the payor mix composition on a dollar basis of its outstanding net accounts receivable. However, a 1% change in the estimated carrying value of our net fee for service patient accounts receivable before consideration of the allowance for uncollectible accounts at June 30, 2014 could have an after tax effect of approximately $4.2 million on our financial position and results of operations. Our days revenue outstanding at December 31, 2013 and June 30, 2014 were 58.2 days and 58.0 days, respectively. The number of days outstanding will fluctuate over time due to a number of factors including the timing of cash collections and valuation adjustments recorded during the period and increases in average revenue per day that are primarily attributed to an increase in gross charges and patient volumes and increased pricing with managed care plans. Our allowance for doubtful accounts totaled $355.2 million as of June 30, 2014.

Approximately 98% of our allowance for doubtful accounts is related to gross fees for fee for service patient visits. Our principal exposure for uncollectible fee for service visits is centered in self-pay patients and in co-payments and deductibles from patients with insurance. While we do not specifically allocate the allowance for doubtful accounts to individual accounts or specific payor classifications, the portion of the allowance associated with fee for service charges as of June 30, 2014 was equal to approximately 92% of outstanding self-pay fee for service patient accounts.
The majority of our fee for service patient visits are for the provision of emergency care in hospital settings. Due to federal government regulations governing the provision of such care, we are obligated to provide emergency care regardless of the patient’s ability to pay or whether or not the patient has insurance or other third-party coverage for the costs of the services rendered. While we attempt to obtain all relevant billing information at the time emergency care services are rendered, there are numerous patient encounters where such information is not available at time of discharge. In such cases where detailed billing information relative to insurance or other third-party coverage is not available at discharge, we attempt to obtain such information from the patient or client hospital billing record information subsequent to discharge to facilitate the collections process. Collections at the time of rendering such services (emergency room discharge as an example) are not significant. Primary responsibility for collection of fee for service accounts receivable resides within our internal billing operations. Once a claim has been submitted to a payor or an individual patient, employees within our billing operations are responsible for the follow-up collection efforts. The protocol for follow-up differs by payor classification. For self-pay patients, our billing system will automatically send a series of dunning letters on a prescribed time frame requesting payment or the provision of information reflecting that the balance due is covered by another payor, such as Medicare or a third-party insurance plan. Generally, the dunning cycle on a self-pay account will run from 90 to 120 days. At the end of this period, if no collections or additional information is obtained from the patient, the account is no longer considered an active account and is transferred to a collection agency. Upon transfer to a collection agency, the patient account is written-off as a bad debt. Any subsequent cash receipts on accounts previously written-off are recorded as a recovery. For non-self-pay accounts, billing personnel will follow-up and respond to any communication from payors such as requests for additional information or denials until collection of the account is obtained or other resolution has occurred. At the completion of our collection cycle, selected accounts may be transferred to collection agencies under a contingent collection basis. The projected value of future contingent collection proceeds expected to be collected over a multi-year period are considered in the estimation of our overall accounts receivable valuation. For contract accounts receivable, invoices for services are prepared in our various operating locations and mailed to our customers, generally on a monthly basis. Contract terms under such arrangements generally require payment within 30 days of receipt of the invoice. Outstanding invoices are periodically reviewed and operations personnel with responsibility for the customer relationship will contact the customer to follow-up on any delinquent invoices. Contract accounts receivable will be considered as bad debt and written-off based upon the individual circumstances of the customer situation after all collection efforts have been exhausted, including legal action if warranted, and it is the judgment of management that the account is not expected to be collected.
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
The underlying information that serves as the foundational basis for making our actuarial estimates of professional liability losses is our internal database of incurred professional liability losses. We have captured extensive professional liability loss data going back, in some cases, over twenty years, that is maintained and updated on an ongoing basis by our internal claims management personnel. Our database contains comprehensive incurred loss information for our existing operations as far back as fiscal year 1997 (reflecting the initial timeframe in which we migrated to a consolidated professional liability program concurrent with the consummation of several significant acquisitions), and, in addition, we possess additional loss data that predates 1997 dates of occurrence for certain of our operations. Loss information reflects both paid and reserved losses incurred when we were covered by outside commercial insurance programs as well as paid and reserved losses incurred under our self-insurance program. Because of the comprehensive nature of the loss data and our comfort with the completeness and reliability of the loss data, this is the information that is used in the development of our actuarial loss estimates. We believe this database is one of the largest repositories of physician professional liability loss information available in our industry and provides us and our actuarial consultants with sufficient data to develop reasonable estimates of the ultimate losses under our self-insurance program. In addition to the estimated losses, as part of the actuarial process, we obtain revised payment pattern assumptions that are based upon our historical loss and related claims payment experience. Such payment patterns reflect estimated cash outflows for aggregate incurred losses by period based upon the occurrence date of the loss as well as the report date of the loss. Although variances have been observed in the actuarial estimate of ultimate losses by occurrence period between actuarial studies, the estimated payment patterns have shown much more limited variability. We use these payment patterns to develop our estimate of the discounted reserve amounts. The relative consistency of the payment pattern estimates provides us with a foundation in which to develop a reasonable estimate of the discount value of the professional liability reserves based upon the most current estimate of ultimate losses to be paid and the reasonable likelihood of the related cash flows over the payment period. Our estimated loss reserves were discounted at 1.4% as of December 31, 2013 and 1.3% as of June 30, 2014, which was the current weighted average Treasury rate, over a 10 year period at December 31, 2013 and June 30, 2014, which reflects the risk free interest rate over the expected period of claims payments.
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
Based on the results of the semi-annual actuarial study completed in April 2014, management determined no additional change was necessary in our consolidated reserves for professional liability losses during the second quarter of 2014 related to prior year loss estimates.
The following reflects the current reserves for professional liability costs as of June 30, 2014 (in millions) as well as the sensitivity of the reserve estimates at a 75% and 90% confidence level:

As reported	$179.2
At 75% confidence level	$190.0
At 90% confidence level	$204.5
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Net revenue	100.0%	100.0%	100.0%	100.0%
Professional service expenses	78.4	75.6	78.5	76.8
Professional liability costs	3.3	3.5	3.3	3.3
General and administrative expenses	9.8	10.7	10.0	10.2
Other income	—	(0.2)	(0.1)	(0.3)
Depreciation	0.7	0.7	0.7	0.7
Amortization	1.6	1.6	1.6	1.7
Interest expense, net	0.6	0.5	0.7	0.5
Transaction costs	—	0.2	—	0.2
Earnings before income taxes	5.5	7.4	5.4	6.8
Provision for income taxes	2.3	2.9	2.2	2.7
Net earnings	3.2%	4.5%	3.2%	4.1%
Net earnings attributable to noncontrolling interest	—%	—%	—%	—%
Net earnings attributable to Team Health Holdings, Inc.	3.2%	4.5%	3.2%	4.1%
Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013
Net Revenue Before Provision for Uncollectibles. Net revenue before provision for uncollectibles in the three months ended June 30, 2014 increased $103.8 million, or 9.8%, to $1.17 billion from $1.06 billion in the three months ended June 30, 2013. The increase in net revenue before provision for uncollectibles resulted primarily from increases in fee for service revenue of $97.7 million, contract revenue of $4.0 million and other revenue of $2.1 million. In the three months ended June 30, 2014, fee for service revenue was 85.1% of net revenue before provision for uncollectibles compared to 84.3% in the same period of 2013, contract revenue was 13.9% of net revenue before provision before uncollectibles compared to 14.9% in the same period of 2013 and other revenue was 0.9% and 0.8% in 2014 and 2013, respectively. The increase in fee for service revenue before provision for uncollectibles was primarily a result of a 11.3% increase in total fee for service visits and procedures and an increase in estimated collections per visit and procedure. Estimated collections per visit increased due to annual increases in gross charges, increases in average patient acuity levels, changes in payor mix and increases in Medicare reimbursement and Medicaid Parity revenue. The increase in contract revenue was due primarily to the impact of new and acquired contracts.
Provision for Uncollectibles. The provision for uncollectibles increased $8.5 million, or 1.8%, to $491.5 million in the three months ended June 30, 2014 from $483.1 million in the corresponding quarter in 2013. The provision for uncollectibles as a percentage of net revenue before provision for uncollectibles declined to 42.1% in the three months ended June 30, 2014 compared with 45.5% in the corresponding quarter of 2013. The provision for uncollectibles is primarily related to revenue generated under fee for service contracts that is not expected to be fully collected. The quarter over quarter increase in the provision for uncollectibles was due primarily to annual increases in gross fee schedules and increases in patient volumes and procedures. Changes in payor mix, particularly the level of self-pay fee for service visits, also have an impact on the provision for uncollectibles. For the three months ended June 30, 2014, self-pay fee for service visits were approximately 17.4% of the total fee for service visits compared to approximately 21.2% in the same quarter of 2013.

Net Revenue. Net revenue in the three months ended June 30, 2014 increased $95.3 million, or 16.4%, to $675.1 million from $579.7 million in the three months ended June 30, 2013. Acquisitions contributed 8.7%, same contract revenue contributed 7.5%, and net sales growth contributed 0.2% of the increase in quarter over quarter growth in net revenue. Within the acquisitions category, new hospital contracting opportunities that were initially developed by our sales and marketing process contributed 2.2% of overall net revenue growth between quarters.
Total same contract revenue, which consists of contracts under management in both quarters, increased $43.5 million, or 8.3%, to $568.3 million in the three months ended June 30, 2014 compared to $524.8 million in the three months ended June 30, 2013. Increases in same contract estimated collections on fee for service visits of 8.6% provided a 6.5% increase in same contract revenue growth. Fee for service volume increased 3.2%, which contributed 2.3% of same contract revenue growth between quarters. The increase in the estimated collections per visit was primarily attributable to increased managed care and Medicare reimbursement rates, an increase in average patient acuity levels, favorable changes in payor mix and Medicaid parity revenue. Contract and other revenue constrained same contract revenue growth by 0.5%. Acquisitions contributed $50.6 million of growth in net revenue and net new contract revenue increased $1.2 million between quarters. The benefit for Medicaid parity revenue recognized in the second quarter of 2014 is $8.5 million, of which $7.0 million is same contract revenue. Medicaid parity contributed 1.5% of consolidated revenue growth and 1.3% of same contract revenue growth between quarters. No Medicaid parity revenue was recognized in the second quarter of 2013.
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

The components of net revenue include revenue from contracts that have been in effect for prior periods (same contracts) and from net, new and acquired contracts during the periods, as set forth in the table below:

	Three Months Ended June 30,
	2013	2014
	(in thousands)
Same contracts:
Fee for service revenue	$381,224	$427,316
Contract and other revenue	143,527	140,940
Total same contracts	524,751	568,256
New contracts, net of terminations:
Fee for service revenue	30,324	31,681
Contract and other revenue	22,654	22,490
Total new contracts, net of terminations	52,978	54,171
Acquired contracts:
Fee for service revenue	2,004	45,172
Contract and other revenue	—	7,471
Total acquired contracts	2,004	52,643
Consolidated:
Fee for service revenue	413,552	504,169
Contract and other revenue	166,181	170,901
Total net revenue	$579,733	$675,070
The following table reflects the visits and procedures included within fee for service revenues described in the table above:

	Three Months Ended June 30,
	2013	2014
	(in thousands)
Fee for service visits and procedures:
Same contracts	2,414	2,491
New and acquired contracts, net of terminations	241	465
Total fee for service visits and procedures	2,655	2,956
Professional Service Expenses. Professional service expenses, which include physician and provider costs, billing and collection expenses, and other professional expenses, totaled $510.1 million in the three months ended June 30, 2014 compared to $454.8 million in the three months ended June 30, 2013, an increase of $55.3 million, or 12.2%. This increase between quarters is primarily related to our acquisitions and a 3.1% increase in same contract professional service expenses primarily associated with increases in provider compensation. Professional service expenses as a percentage of net revenue declined to 75.6% in the three months ended June 30, 2014 from 78.4% in the three months ended June 30, 2013.
Professional Liability Costs. Professional liability costs were $23.6 million in the three months ended June 30, 2014 compared to $19.1 million in the three months ended June 30, 2013, an increase of $4.5 million or 23.8%. The increase was primarily attributed to an increase in provider hours including increases from acquisitions and an increase in allocation rates between periods. Professional liability costs as a percentage of net revenue were 3.5% and 3.3% in the second quarters of 2014 and 2013, respectively.
General and Administrative Expenses. General and administrative expenses increased $15.1 million, or 26.5%, to $72.0 million for the three months ended June 30, 2014 from $56.9 million in the three months ended June 30, 2013. General and administrative expenses included contingent purchase compensation expense of $9.3 million for the three months ended June 30, 2014 compared to $9.9 million of expense for the three months ended June 30, 2013. Excluding the contingent purchase compensation expense, general and administrative expense increased $15.8 million or 33.5%, to $62.8 million for the three months ended June 30, 2014 from $47.0 million in the three months ended June 30, 2013. The increase in general and administrative expenses was due primarily to the inflationary growth in salaries and new positions, increases in incentive and equity based compensation, severance costs, and deferred compensation expenses between periods. Included in the increase in general and administrative costs between periods is approximately $3.1 million of an accelerated recognition of equity compensation expense associated with changes in the vesting requirements on equity awards, primarily related to an amendment to the employment agreement of our Executive Chairman. Total general and administrative expenses as a percentage of net revenue were 10.7% in the second quarter of 2014 and 9.8% in the same quarter in 2013. Excluding contingent purchase compensation expense, general and administrative expenses as a percentage of net revenue were 9.3% in the second quarter of 2014 compared to 8.1% in the second quarter of 2013.
Other Income. In the three months ended June 30, 2014, we recognized other income of $1.6 million compared to $0.2 million in the same quarter in 2013. The income recognized in 2014 and 2013 is primarily related to the change in the fair value of assets related to our non-qualified deferred compensation plan.
Depreciation. Depreciation expense was $4.9 million in the three months ended June 30, 2014 compared to $4.2 million for the three months ended June 30, 2013. The increase of $0.7 million was primarily due to capital expenditures in 2014 and 2013.
Amortization. Amortization expense was $11.1 million in the three months ended June 30, 2014 compared to $9.5 million for the three months ended June 30, 2013. The increase of $1.6 million was primarily a result of an increase in other intangibles recognized in connection with our acquisitions in 2014 and 2013.
Net Interest Expense. Net interest expense decreased $0.3 million to $3.4 million in the three months ended June 30, 2014, compared to $3.7 million in the corresponding quarter in 2013, primarily due to lower outstanding debt levels and interest rates between quarters.
Transaction Costs. Transaction costs were $1.6 million for the three months ended June 30, 2014 and $0.1 million for the three months ended June 30, 2013. These costs relate to advisory, legal, accounting and other fees incurred related to acquisition activity during the respective quarters.
Earnings before Income Taxes. Earnings before income taxes in the three months ended June 30, 2014 were $49.9 million compared to $31.6 million in the three months ended June 30, 2013.
Provision for Income Taxes. The provision for income taxes was $19.6 million in the three months ended June 30, 2014 compared to $13.2 million in the three months ended June 30, 2013.
Net Earnings. Net earnings were $30.3 million in the three months ended June 30, 2014 compared to $18.4 million in the three months ended June 30, 2013.
Net Earnings Attributable to Noncontrolling Interests. Earnings attributable to noncontrolling interests were $69,000 for the three months ended June 30, 2014 compared to $43,000 for the three months ended June 30, 2013.
Net Earnings Attributable to Team Health Holdings, Inc. Net earnings attributable to Team Health Holdings, Inc. were $30.2 million and $18.4 million for the three months ended June 30, 2014 and June 30, 2013, respectively.
Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013
Net Revenue Before Provision for Uncollectibles. Net revenue before provision for uncollectibles in the six months ended June 30, 2014 increased $201.6 million, or 9.7%, to $2.27 billion from $2.07 billion in the six months ended June 30, 2013. The increase in net revenue before provision for uncollectibles resulted primarily from increases in fee for service revenue of $187.8 million, contract revenue of $11.0 million and other revenue of $2.8 million. In the six months ended June 30, 2014, fee for service revenue was 84.6% of net revenue before provision for uncollectibles compared to 83.8% in the same period of 2013, contract revenue was 14.4% of net revenue before provision before uncollectibles compared to 15.3% in the same period of 2013 and other revenue was 0.9% in 2014 and 2013. The increase in fee for service revenue before provision for uncollectibles was primarily a result of a 8.0% increase in total fee for service visits and procedures and an increase in estimated collections per visit and procedure. Estimated collections per visit increased due to annual increases in gross charges, increases in average patient acuity levels and changes in payor mix as well as increases in Medicare reimbursement and Medicaid Parity revenue. The increase in contract revenue was due primarily to the impact of acquired contracts.
Provision for Uncollectibles. The provision for uncollectibles increased $40.6 million or 4.4%, to $954.1 million in the six months ended June 30, 2014 from $913.5 million in the corresponding period in 2013. The provision for uncollectibles as a percentage of net revenue before provision for uncollectibles declined to 42.0% in the six months ended June 30, 2014 compared with 44.1% in the corresponding period of 2013. The provision for uncollectibles is primarily related to revenue generated under fee for service contracts that is not expected to be fully collected. The period-over-period increase in the provision for uncollectibles was due primarily to annual increases in gross fee schedules and increases in patient volumes and procedures. Changes in payor mix, particularly the level of self-pay fee for service visits, also have an impact on the provision for uncollectibles. For the six months ended June 30, 2014, self-pay fee for service visits were approximately 18.4% of the total fee for service visits compared to approximately 21.0% in the same period of 2013.

Net Revenue. Net revenue in the six months ended June 30, 2014 increased $161.0 million or 13.9%, to $1.32 billion from $1.16 billion in the six months ended June 30, 2013. Acquisitions contributed 8.0%, same contract revenue contributed 4.5%, and net sales growth contributed 1.4% of the increase in period-over-period growth in net revenue. Within the acquisitions category, new hospital contracting opportunities that were initially developed by our sales and marketing process contributed 1.4% of overall net revenue growth between years.
Total same contract revenue, which consists of contracts under management in both periods, increased $51.9 million, or 5.2%, to $1.05 billion in the six months ended June 30, 2014 compared to $995.9 million in the six months ended June 30, 2013. Increases in same contract estimated collections on fee for service visits of 8.5% provided a 6.0% increase in same contract revenue growth, while fee for service volume declines of 0.2% reduced same contract revenue growth by 0.1% between periods. The increase in the estimated collections per visit was primarily attributable to increased managed care and Medicare reimbursement rates, an increase in average patient acuity levels, favorable changes in payor mix and Medicaid parity revenue. Contract and other revenue constrained same contract revenue growth by 0.7%. Acquisitions contributed $92.9 million of growth in net revenue and net new contract revenue increased $16.3 million between periods. The 2014 year to date benefit for Medicaid parity revenue recognized is $17.3 million, of which $14.8 million is same contract revenue. Medicaid parity contributed 1.5% of consolidated revenue growth and 1.5% of same contract revenue growth between periods. No Medicaid parity revenue was recognized in the six months ended June 30, 2013.
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

The components of net revenue include revenue from contracts that have been in effect for prior periods (same contracts) and from net, new and acquired contracts during the periods, as set forth in the table below:

	Six Months Ended June 30,
	2013	2014
	(in thousands)
Same contracts:
Fee for service revenue	$712,734	$771,679
Contract and other revenue	283,145	276,096
Total same contracts	995,879	1,047,775
New contracts, net of terminations:
Fee for service revenue	95,085	107,609
Contract and other revenue	49,970	53,702
Total new contracts, net of terminations	145,055	161,311
Acquired contracts:
Fee for service revenue	14,664	92,228
Contract and other revenue	80	15,406
Total acquired contracts	14,744	107,634
Consolidated:
Fee for service revenue	822,483	971,516
Contract and other revenue	333,195	345,204
Total net revenue	$1,155,678	$1,316,720
The following table reflects the visits and procedures included within fee for service revenues described in the table above:

	Six Months Ended June 30,
	2013	2014
	(in thousands)
Fee for service visits and procedures:
Same contracts	4,566	4,558
New and acquired contracts, net of terminations	760	1,194
Total fee for service visits and procedures	5,326	5,752
Professional Service Expenses. Professional service expenses, which include physician and provider costs, billing and collection expenses, and other professional expenses, totaled $1.01 billion in the six months ended June 30, 2014 compared to $907.5 million in the six months ended June 30, 2013, an increase of $103.8 million, or 11.4%. This increase between periods is primarily related to our acquisitions and net new contract growth and a 2.6% increase in same contract professional service expenses primarily associated with increases in provider compensation. Professional service expenses as a percentage of net revenue declined to 76.8% in the six months ended June 30, 2014 from 78.5% in the six months ended June 30, 2013.
Professional Liability Costs. Professional liability costs were $43.9 million in the six months ended June 30, 2014 compared to $37.7 million in the six months ended June 30, 2013, an increase of $6.2 million or 16.4%. The increase was primarily attributed to an increase in provider hours including increases from acquisitions and an increase in allocation rates between periods. Professional liability costs as a percentage of net revenue were 3.3% in the both six months ended June 30, 2014 and the six months ended June 30, 2013.
General and Administrative Expenses. General and administrative expenses increased $19.1 million or 16.6% to $134.2 million for the six months ended June 30, 2014 from $115.1 million in the six months ended June 30, 2013. General and administrative expenses included contingent purchase compensation expense of $19.4 million for the six months ended June 30, 2014 compared to $20.2 million of expense for the six months ended June 30, 2013. Excluding the contingent purchase compensation expense, general and administrative expense increased $19.9 million or 21.0%, to $114.8 million for the six months ended June 30, 2014 from $94.9 million in the six months ended June 30, 2013. The increase in general and administrative expenses was due primarily to the inflationary growth in salaries and new positions, increases in incentive and equity based compensation, recruiting costs and legal fees between periods. Included in the increase in general and administrative costs between periods is approximately $3.1 million of an accelerated recognition of equity compensation expense associated with changes in the vesting requirements on equity awards, primarily related to an amendment to the employment agreement of our Executive Chairman. Total general and administrative expenses as a percentage of net revenue were 10.2% in the six months ended June 30, 2014 and 10.0% in the six months ended June 30, 2013. Excluding contingent purchase compensation expense, general and administrative expenses as a percentage of net revenue were 8.7% in the six months ended June 30, 2014 compared to 8.2% in the six months ended June 30, 2013.
Other Income. In the six months ended June 30, 2014, we recognized other income of $3.8 million compared to $1.5 million in the same period in 2013. The income recognized in 2014 includes a $2.3 million net gain on the sale and disposal of assets, including the sale of certain assets associated with our clinic operations and income related to the change in the fair value of assets related to our non-qualified deferred compensation plan. In 2013 the income recognized was primarily related to the change in the fair value of assets related to our non-qualified deferred compensation plan.
Depreciation. Depreciation expense was $9.5 million in the six months ended June 30, 2014 compared to $8.3 million for the six months ended June 30, 2013. The increase of $1.2 million was primarily due to capital expenditures in 2014 and 2013.
Amortization. Amortization expense was $22.2 million in the six months ended June 30, 2014 compared to $18.4 million for the six months ended June 30, 2013. The increase of $3.8 million was primarily a result of an increase in other intangibles recognized in connection with our acquisitions in 2014 and 2013.
Net Interest Expense. Net interest expense decreased $0.7 million to $6.8 million in the six months ended June 30, 2014, compared to $7.5 million in the corresponding period in 2013, primarily due to lower outstanding debt levels and interest rates between periods.
Transaction Costs. Transaction costs were $2.6 million for the six months ended June 30, 2014 and $0.6 million for the six months ended June 30, 2013. These costs relate to advisory, legal, accounting and other fees incurred related to acquisition activity during the respective periods.
Earnings before Income Taxes. Earnings before income taxes in the six months ended June 30, 2014 were $89.8 million compared to $62.1 million in the six months ended June 30, 2013.
Provision for Income Taxes. The provision for income taxes was $35.6 million in the six months ended June 30, 2014 compared to $25.5 million in the six months ended June 30, 2013.
Net Earnings. Net earnings were $54.2 million in the six months ended June 30, 2014 compared to $36.6 million in the six months ended June 30, 2013.
Net Earnings Attributable to Noncontrolling Interests. Earnings attributable to noncontrolling interests were $0.1 million for both the six months ended June 30, 2014 and the six months ended June 30, 2013.
Net Earnings Attributable to Team Health Holdings, Inc. Net earnings attributable to Team Health Holdings, Inc. were $54.0 million and $36.5 million for the six months ended June 30, 2014 and June 30, 2013, respectively.
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
Cash flow provided by operations for the six months ended June 30, 2014 was $74.6 million compared to $54.9 million in the same period in 2013. There were $1.2 million contingent purchase price payments in the six months ended June 30, 2014 and no contingent purchase price payments in the same period in 2013. Excluding the impact of the contingent purchase payments, the operating cash flows in 2014 reflected an increase of $21.0 million, period over period, principally due to an increase in profitability, partially offset by an increase in working capital funding. Cash used in investing activities in the six months ended June 30, 2014 was $21.9 million compared to $29.5 million in the same period of 2013. The $7.5 million decrease in cash used in investing activities was principally due to decreases in cash used for acquisitions and proceeds from investments by our insurance subsidiary, partially offset by an increase in capital expenditures and purchases of investments by our insurance subsidiary between periods. Cash provided by financing activities in the six months ended June 30, 2014 was $8.4 million compared to $27.2 million in the six months ended June 30, 2013. The change in financing activities between periods was primarily related to a decrease in proceeds from stock option exercises and the related tax benefit.
We spent $12.0 million in the first six months of 2014 and $7.4 million in the first six months of 2013 on capital expenditures. These expenditures were primarily for billing and information technology investments and related development projects along with projects in support of operational initiatives.
As of June 30, 2014, we had $493.4 million in aggregate indebtedness consisting of our term loans with an additional $250.0 million of borrowing capacity available under our senior secured revolving credit facility (without giving effect to $6.7 million of undrawn letters of credit). See Note 8 of the accompanying consolidated financial statements for a discussion of our indebtedness.
The senior credit facility agreement contains both affirmative and negative covenants, including limitations on our ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire our capital stock, acquire the capital stock or assets of another business and pay dividends, and requires us to comply with a maximum first lien net leverage ratio, tested quarterly. At June 30, 2014, we were in compliance with all covenants under the senior credit facility agreement. The senior credit facility is secured by substantially all of our U. S. subsidiaries’ assets.
Subject to any contractual restrictions, the Company and its subsidiaries, affiliates or significant shareholders may from time to time, in their sole discretion, purchase, repay, redeem or retire any of the Company’s outstanding equity securities in privately negotiated or open market transactions, by tender offer or otherwise.

As of June 30, 2014, we had total cash and cash equivalents of approximately $93.4 million. There were no known liquidity restrictions or impairments on our cash and cash equivalents as of June 30, 2014. Our ongoing cash needs for the six months ended June 30, 2014 were met from internally generated operating sources and borrowings under our revolving credit facility. As of June 30, 2014, there were no amounts outstanding under our revolving credit facility.
We have historically been an acquirer of other physician staffing businesses and related interests. For the six months ended June 30, 2014, total net cash used in acquisitions, including contingent payments, was $7.7 million. As of June 30, 2014, we estimate future contingent payment obligations to be approximately $45.7 million for acquisitions made prior to June 30, 2014, which we expect to fund over a period of three years. $34.1 million was recorded as a liability on our balance sheet as of June 30, 2014, while the remaining estimated liability of $11.7 million will be recorded as contingent purchase and other acquisition compensation expense over the remaining performance period. See Note 3 of the accompanying consolidated financial statements for a discussion of our acquisitions and related contingent obligations.
We are currently in discussions with certain physician staffing businesses regarding potential acquisition opportunities. If we consummate any of these potential acquisitions, we would expect to fund such acquisitions using our existing cash, through borrowings under our revolving credit facility, or through the issuance of additional debt or equity.
Effective March 12, 2003, we began providing for professional liability risks in part through a captive insurance company. Prior to such date, we insured such risks principally through the commercial insurance market. The change in the professional liability insurance program initially resulted in increased cash flow due to the retention of cash formerly paid out in the form of insurance premiums to a commercial insurance company coupled with a long period (typically 2-4 years or longer on average) before cash payout of such losses occurs. A portion of such cash retained is retained within our captive insurance company and therefore is not immediately available for general corporate purposes. As of June 30, 2014, the current value of cash or cash equivalents and related investments held within the captive insurance subsidiary totaled approximately $91.9 million. Investments of the captive insurance subsidiary are carried at fair market value and as of June 30, 2014 reflected $2.3 million of net unrealized gains. See Note 5 of the accompanying consolidated financial statements for a discussion of the investments held by our captive insurance subsidiary.
Effective June 1, 2014, we renewed our fronting carrier program with a commercial insurance carrier through May 31, 2015. In connection with this renewal, we have paid cash premiums of approximately $13.6 million to the commercial insurance carrier. For the six months ended June 30, 2014, we funded approximately $19.3 million of premiums to our captive insurance subsidiary.
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

The following table sets forth a reconciliation of net earnings attributable to Team Health Holdings, Inc. to Adjusted EBITDA.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
	(in thousands)
Net earnings attributable to Team Health Holdings, Inc.	$18,353	$30,203	$36,507	$54,048
Interest expense, net	3,737	3,429	7,536	6,837
Provision for income taxes	13,207	19,630	25,461	35,647
Depreciation	4,191	4,918	8,278	9,489
Amortization	9,495	11,086	18,368	22,212
Other income(a)	(181)	(1,590)	(1,464)	(3,750)
Contingent purchase and other acquisition compensation expense(b)	9,912	9,254	20,171	19,398
Transaction costs(c)	111	1,609	573	2,627
Equity based compensation expense(d)	2,544	6,374	4,082	9,348
Insurance subsidiary interest income	442	498	864	998
Severance and other charges	(692)	833	970	1,181
Adjusted EBITDA	$61,119	$86,244	$121,346	$158,035

(a)	Reflects gain or loss on sale of assets, realized gains on investments, and changes in fair value of investments associated with the Company’s non-qualified retirement plan.

(b)	Reflects expense recognized for historical and estimated future contingent payments and other compensation expense associated with acquisitions.

(c)	Reflects expenses associated with accounting, legal, due diligence and other transaction fees related to acquisition activity.

(d)	Reflects costs related to equity awards granted under the Team Health Holdings, Inc. 2009 Amended and Restated Stock Incentive Plan.
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
At June 30, 2014, the fair value of the Company’s total debt, which had a carrying value of $493.4 million, was approximately $494.2 million. The Company had $493.4 million of variable debt outstanding at June 30, 2014, with $242.5 million subject to a 1.0% LIBOR floor. If the market interest rates for the Company’s variable rate borrowings had averaged 1% more subsequent to December 31, 2013, the Company’s interest expense would have increased, and earnings before income taxes would have decreased, by approximately $1.6 million for the six months ended June 30, 2014. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management could take actions in an attempt to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company’s financial structure.

Item 4.	Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired objectives. As of June 30, 2014, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting: There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
As of the date of this report, Greg Roth, our Chief Executive Officer, had entered into a Rule 10b5-1 plan that remains in effect. Mr. Roth's Rule 10b5-1 plan extends through June 15, 2015. H. Lynn Massingale, M.D., our Executive Chairman, has entered into a Rule 10b5-1 Plan as of March 31, 2014 that extends through May 30, 2015. Heidi Allen, our Senior Vice President and General Counsel, has entered into a Rule 10b5-1 Plan as of June 6, 2014 that extends through December 31, 2014. David Jones, our Executive Vice President and Chief Financial Officer, has entered into a 10b5-1 Plan as of June 10, 2014 that extends through August 5, 2015.

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

10.1
Third Amendment to Amended and Restated Employment Agreement, dated May 20, 2014, between Team Health, Inc. and H. Lynn Massingale, M.D. (incorporated by reference to Exhibit 10.1 of Team Health Holdings, Inc.’s Current Report on Form 8-K (File No. 001-34583) dated May 22, 2014)

31.1	Certification by Greg Roth for Team Health Holdings, Inc. dated July 29, 2014 as required by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification by David Jones for Team Health Holdings, Inc. dated July 29, 2014 as required by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Certification by Greg Roth for Team Health Holdings, Inc. dated July 29, 2014 as required by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.2	Certification by David Jones for Team Health Holdings, Inc. dated July 29, 2014 as required by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2014 and December 31, 2013, (ii) Consolidated Statement of Operations for the three and six months ended June 30, 2014 and 2013, (iii) Consolidated Statement of Cash Flows for the six months ended June 30, 2014 and 2013, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

TEAM HEALTH HOLDINGS, INC.

July 29, 2014	/S/ GREG ROTH
Greg Roth Chief Executive Officer

July 29, 2014	/S/ DAVID P. JONES
David P. Jones Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

3.1	Certificate of Incorporation of Team Health Holdings, Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed on December 18, 2009: File No. 001-34583)

3.2	Amended and Restated By-laws of Team Health Holdings, Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed on April 18, 2013: File No. 001-34583)

10.1
Third Amendment to Amended and Restated Employment Agreement, dated May 20, 2014, between Team Health, Inc. and H. Lynn Massingale, M.D. (incorporated by reference to Exhibit 10.1 of Team Health Holdings, Inc.’s Current Report on Form 8-K (File No. 001-34583) dated May 22, 2014)

31.1	Certification by Greg Roth for Team Health Holdings, Inc. dated July 29, 2014 as required by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification by David Jones for Team Health Holdings, Inc. dated July 29, 2014 as required by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Certification by Greg Roth for Team Health Holdings, Inc. dated July 29, 2014 as required by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.2	Certification by David Jones for Team Health Holdings, Inc. dated July 29, 2014 as required by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2014 and December 31, 2013, (ii) Consolidated Statement of Operations for the three and six months ended June 30, 2014 and 2013, (iii) Consolidated Statement of Cash Flows for the six months ended June 30, 2014 and 2013, and (iv) Notes to Consolidated Financial Statements.