Form 10-Q
period 2014-09-30
TEAM HEALTH HOLDINGS INC.
filed 2014-11-04
CIK 1082754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2014, there were outstanding 71,108,605 shares of common stock of Team Health Holdings, Inc., with a par value of $0.01.

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

TEAM HEALTH HOLDINGS, INC.
QUARTERLY REPORT FOR THE NINE MONTHS
ENDED SEPTEMBER 30, 2014

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements
TEAM HEALTH HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2013	September 30, 2014
	(Unaudited) (In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$32,331	$13,639
Accounts receivable, less allowance for uncollectibles of $377,644 and $394,027 in 2013 and 2014, respectively	392,430	458,734
Prepaid expenses and other current assets	35,029	42,475
Receivables under insured programs	22,961	16,976
Total current assets	482,751	531,824
Investments of insurance subsidiary	84,081	93,183
Property and equipment, net	53,434	57,171
Other intangibles, net	173,178	307,735
Goodwill	428,311	620,838
Deferred income taxes	44,546	49,963
Receivables under insured programs	39,532	52,923
Other	55,577	52,774
	$1,361,410	$1,766,411
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,700	$35,338
Accrued compensation and physician payable	201,998	228,362
Other accrued liabilities	128,749	119,996
Income tax payable	3,014	4,428
Current maturities of long-term debt	17,969	250,525
Deferred income taxes	39,063	38,013
Total current liabilities	418,493	676,662
Long-term debt, less current maturities	483,594	466,250
Other non-current liabilities	190,842	230,456
Shareholders’ equity:
Common stock, ($0.01 par value; 100,000 shares authorized, 70,016 and 70,967 shares issued and outstanding at December 31, 2013 and September 30, 2014, respectively)	700	710
Additional paid-in capital	642,633	683,972
Accumulated deficit	(376,593)	(294,960)
Accumulated other comprehensive earnings	447	1,675
Team Health Holdings, Inc. shareholders’ equity	267,187	391,397
Noncontrolling interests	1,294	1,646
Total shareholders' equity including noncontrolling interests	268,481	393,043
	$1,361,410	$1,766,411
See accompanying notes to consolidated financial statements.

TEAM HEALTH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Three Months Ended September 30,
	2013	2014
	(Unaudited) (In thousands, except per share data)
Net revenue before provision for uncollectibles	$1,115,885	$1,223,104
Provision for uncollectibles	509,758	510,863
Net revenue	606,127	712,241
Cost of services rendered (exclusive of depreciation and amortization shown separately below)
Professional service expenses	472,027	546,346
Professional liability costs	17,467	29,564
General and administrative expenses (includes contingent purchase and other acquisition compensation expense of $(1,602) and $3,086 in 2013 and 2014, respectively)	51,567	61,643
Other (income) expense, net	(1,384)	292
Depreciation	4,281	5,826
Amortization	8,665	12,991
Interest expense, net	3,827	3,921
Transaction costs	1,017	3,107
Earnings before income taxes	48,660	48,551
Provision for income taxes	19,184	20,895
Net earnings	29,476	27,656
Net earnings attributable to noncontrolling interests	49	70
Net earnings attributable to Team Health Holdings, Inc.	$29,427	$27,586

Net earnings per share of Team Health Holdings, Inc.
Basic	$0.42	$0.39
Diluted	$0.41	$0.38
Weighted average shares outstanding
Basic	69,384	70,627
Diluted	71,209	72,331

Other comprehensive (loss) earnings, net of tax:
Net change in fair value of investments, net of tax of $(34) and $89 for 2013 and 2014, respectively	(63)	165
Comprehensive earnings	29,413	27,821
Comprehensive earnings attributable to noncontrolling interests	49	70
Comprehensive earnings attributable to Team Health Holdings, Inc.	$29,364	$27,751
See accompanying notes to consolidated financial statements.

TEAM HEALTH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Nine Months Ended September 30,
	2013	2014
	(Unaudited) (In thousands, except per share data)
Net revenue before provision for uncollectibles	$3,185,040	$3,493,892
Provision for uncollectibles	1,423,235	1,464,931
Net revenue	1,761,805	2,028,961
Cost of services rendered (exclusive of depreciation and amortization shown separately below)
Professional service expenses	1,379,568	1,557,696
Professional liability costs	55,199	73,482
General and administrative expenses (includes contingent purchase and other acquisition compensation expense of $18,568 and $22,483 in 2013 and 2014, respectively)	166,617	195,842
Other income	(2,848)	(3,457)
Depreciation	12,559	15,315
Amortization	27,033	35,203
Interest expense, net	11,363	10,758
Transaction costs	1,590	5,734
Earnings before income taxes	110,724	138,388
Provision for income taxes	44,646	56,542
Net earnings	66,078	81,846
Net earnings attributable to noncontrolling interests	143	212
Net earnings attributable to Team Health Holdings, Inc.	$65,935	$81,634

Net earnings per share of Team Health Holdings, Inc.
Basic	$0.96	$1.16
Diluted	$0.93	$1.13
Weighted average shares outstanding
Basic	68,760	70,209
Diluted	70,841	71,955

Other comprehensive (loss) earnings, net of tax:
Net change in fair value of investments, net of tax of $(637) and $663 for 2013 and 2014, respectively	(1,181)	1,228
Comprehensive earnings	64,897	83,074
Comprehensive earnings attributable to noncontrolling interests	143	212
Comprehensive earnings attributable to Team Health Holdings, Inc.	$64,754	$82,862
See accompanying notes to consolidated financial statements.

TEAM HEALTH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2013	2014
	(Unaudited) (In thousands)
Operating Activities
Net earnings	$66,078	$81,846
Adjustments to reconcile net earnings:
Depreciation	12,559	15,315
Amortization	27,033	35,203
Amortization of deferred financing costs	764	758
Equity based compensation expense	6,988	12,693
Provision for uncollectibles	1,423,235	1,464,931
Deferred income taxes	(8,101)	(21,367)
Loss (gain) on disposal or sale of assets	79	(2,349)
Equity in joint venture income	(2,723)	(3,124)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,434,125)	(1,515,378)
Prepaids and other assets	(4,209)	(1,467)
Income tax accounts	959	1,414
Accounts payable	(4,934)	7,831
Accrued compensation and physician payable	2,031	13,694
Contingent purchase liabilities	13,934	(1,283)
Other accrued liabilities	(5,774)	712
Professional liability reserves	12,654	17,287
Net cash provided by operating activities	106,448	106,716
Investing Activities
Purchases of property and equipment	(11,563)	(16,783)
Sale of property and equipment	125	2,776
Cash paid for acquisitions, net	(22,432)	(347,154)
Purchases of investments by insurance subsidiary	(68,612)	(68,527)
Proceeds from sale of investments by insurance subsidiary	59,082	61,314
Net cash used in investing activities	(43,400)	(368,374)
Financing Activities
Payments on notes payable	(12,188)	(12,188)
Proceeds from revolving credit facility	—	316,100
Payments on revolving credit facility	—	(88,700)
Stock issuance costs	(519)	—
Payments of financing costs	(1)	(1,146)
Contributions from noncontrolling interests	600	262
Distributions to noncontrolling interests	—	(122)
Proceeds from the issuance of common stock under stock purchase plans	1,443	1,903
Proceeds from exercise of stock options	26,363	15,510
Tax benefit from exercise of stock options	12,022	11,347
Net cash provided by financing activities	27,720	242,966
Net increase (decrease) in cash and cash equivalents	90,768	(18,692)
Cash and cash equivalents, beginning of period	41,240	32,331
Cash and cash equivalents, end of period	$132,008	$13,639
Supplemental cash flow information:
Interest paid	$11,669	$11,708
Taxes paid	$39,899	$65,525
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

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers," which establishes a comprehensive revenue recognition standard for virtually all industries under U.S. GAAP. The standard is effective for public entities for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted under U.S. GAAP. We have not yet determined the effects, if any, that adoption of this new accounting standard may have on our consolidated financial statements.

In August 2014, the FASB issued ASU N0. 2014-15, "Presentation of Financial Statements—Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern," which requires management to evaluate, in connection with preparing financial statements for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable) and provide related disclosures. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The adoption of this standards update is not expected to impact our consolidated financial statements.

Note 3. Acquisitions and Contingent Purchase Obligations
Acquisitions
In March 2014, the Company completed the acquisition of an emergency medicine staffing business located in West Virginia and acquired certain assets of a medical staffing group that provides emergency medicine staffing services to a hospital located in California. In April 2014, the Company acquired certain assets of an emergency medicine staffing business located in South Carolina. In May 2014, the Company acquired certain assets of an emergency medicine staffing business located in Michigan. In June 2014, the Company acquired certain assets of an emergency medicine staffing business located in Tennessee. In August 2014, the Company acquired certain assets of an emergency medicine staffing business located in Missouri. In September 2014, the Company acquired certain assets of two emergency medicine staffing businesses located in New Jersey and South Carolina. In addition, the Company completed the acquisition of an emergency medicine staffing business located in Michigan. The Company also acquired certain assets of a medical staffing group that provides anesthesia staffing services located in Nebraska and completed the acquisition of an anesthesia staffing business located in Florida. These acquisitions have expanded the Company’s presence in emergency medicine and anesthesia staffing in those respective markets. The results of operations of the acquired businesses have been included in the Company’s consolidated financial statements beginning on the acquisition date.
The purchase price for these acquisitions was allocated, based on management’s estimates, in accordance with ASC Topic 805, “Business Combinations” (ASC 805). The Company’s purchase price allocation for business combinations completed during recent periods is preliminary and may be subject to revision as additional information about fair value of assets and liabilities becomes available. Additional information, which existed as of the acquisition date but at that time was unknown to the Company, may become known to the Company during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date. Adjustments in the purchase price allocation may require a recasting of the amounts allocated to goodwill retroactive to the period in which the acquisition occurred.The purchase price for these acquisitions completed during the nine months ended September 30, 2014 was allocated as shown in the table below (in thousands):

Accounts receivable, net	$15,857
Prepaid expenses and other assets	440
Property and equipment, net	187
Other intangibles (consisting of physician and hospital agreements)	169,761
Goodwill (of which $124.8 million was tax deductible)	192,527
Accounts payable	(52)
Accrued compensation and physician payable	(13,978)
Other accrued liabilities	(3,350)
Deferred income taxes	(14,238)

Consideration paid, net of cash and cash equivalents of $407	$347,154

The following unaudited pro forma information combines the consolidated results of operations of the Company and the acquisitions completed during 2013 and 2014 as if the transactions had occurred on January 1, 2013 (in thousands, except for per share data):

	Nine Months Ended September 30,
	2013	2014
Net revenues	$1,936,417	$2,151,685
Net earnings attributable to Team Health Holdings, Inc.	78,988	92,620
Net earnings per share of Team Health Holdings, Inc.
Basic	$1.15	$1.32
Diluted	$1.12	$1.29
Weighted average shares outstanding:
Basic	68,760	70,209
Diluted	70,841	71,955
The pro forma results are based on estimates and assumptions, which the Company believes are reasonable and do not necessarily represent results that would have occurred if the acquisitions had taken place at the beginning of the periods, nor are they indicative of the future results of these combined operations.

During October 2014, the Company completed the acquisitions of the operations of an emergency medicine staffing business located in Ohio, an inpatient service staffing business located in California and a scribes services company located in Texas. These acquisitions have expanded the Company's presence in emergency medicine and inpatient service staffing in those respective markets as well as provided an entrance into the scribes services market. The Company is still in the process of completing the purchase price allocation for these acquisitions. Consideration paid for these October acquisitions was $194.3 million. In addition, the Company estimates it may have to pay $35.4 million in future contingent payments for these acquisitions. These payments will be made should each of the acquired operations achieve the financial targets or certain contract terms as agreed to in their respective acquisition agreements, including the requirements for continuing employment.
Contingent Purchase Obligations
In accordance with ASC 805, when contingent payments are tied to continuing employment, such amounts are recognized ratably over the defined performance period as compensation expense which is included as a component of general and administrative expense (and parenthetically disclosed with other acquisition-related compensation expense) in the results of the Company’s operations. The payment of contingent purchase obligations is included as a component of operating cash flows.
As of September 30, 2014, the Company estimates it may have to pay $33.4 million (including $9.3 million related to transactions completed during 2014) in future contingent payments for acquisitions made prior to September 30, 2014 based upon the current projected performance of the acquired operations of which $18.3 million is recorded as a liability in other liabilities and other non-current liabilities on the Company’s consolidated balance sheet. The remaining estimated liability of $15.1 million will be recorded as contingent purchase compensation expense over the remaining performance periods. The current estimate of future contingent payments could increase or decrease depending upon the actual performance of the acquisition over the respective performance periods. These payments will be made should the acquired operations achieve the financial targets or certain contract terms as agreed to in the respective acquisition agreements, including the requirements for continuing employment. When measured on a recurring basis, this liability is considered Level 3 in the fair value hierarchy due to the use of unobservable inputs to measure fair value.
The changes to the Company’s accumulated contingent purchase liability for the nine months ended September 30, 2014 are as follows (in thousands):

Contingent purchase liability at December 31, 2013	$17,488
Payments	(21,940)
Contingent purchase and other acquisition compensation expense recognized	20,657
Contingent purchase liability recognized at acquisition date	2,125
Contingent purchase liability at September 30, 2014	$18,330

The changes to the Company’s prepaid contingent purchase liability for the nine months ended September 30, 2014 are as follows (in thousands):

Prepaid contingent purchase liability at December 31, 2013	$1,826
Contingent purchase compensation expense recognized	1,826
Prepaid contingent purchase liability at September 30, 2014	$—
Estimated unrecognized contingent purchase compensation expense as of September 30, 2014 is as follows (in thousands):

For the remainder of the year ended December 31, 2014	$3,291
For the year ended December 31, 2015	8,153
For the year ended December 31, 2016	3,433
For the year ended December 31, 2017	222
$15,099
In the nine months ended September 30, 2013 and 2014, the Company recognized transaction costs of $1.6 million and $5.7 million, respectively, which related to external costs associated with due diligence and acquisition activity.
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

The following table provides information on those assets and liabilities the Company currently measures at fair value on a recurring basis as of December 31, 2013 and September 30, 2014 (in thousands):

	Carrying Amount in Consolidated Balance Sheet December 31, 2013	Fair Value December 31, 2013	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3
Investments of insurance subsidiary:
Money market funds	$7,909	$7,909	$7,909	$—	$—
U. S. Treasury securities	1,001	1,001	—	1,001	—
Municipal bonds	74,663	74,663	—	74,663	—
Corporate bonds	508	508	—	508	—
Total investments of insurance subsidiary	$84,081	$84,081	$7,909	$76,172	$—
Supplemental employee retirement plan investments:
Mutual funds	$28,545	$28,545	$—	$28,545	$—

	Carrying Amount in Consolidated Balance Sheet September 30, 2014	Fair Value September 30, 2014	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3
Investments of insurance subsidiary:
Money market funds	$10,190	$10,190	$10,190	$—	$—
U. S. Treasury securities	1,002	1,002	—	1,002	—
Municipal bonds	81,991	81,991	—	81,991	—
Total investments of insurance subsidiary	$93,183	$93,183	$10,190	$82,993	$—
Supplemental employee retirement plan investments:
Mutual funds	$32,364	$32,364	$—	$32,364	$—
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
The fair value of the Company's debt is estimated using quoted market prices when available. When quoted market prices are not available, fair value is estimated based on current market interest rates for debt with similar maturities (Level 2). At September 30, 2014, the estimated fair value of the Company’s outstanding debt was $701.0 million compared to a carrying value of $716.8 million.
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

At December 31, 2013 and September 30, 2014, amortized cost basis and aggregate fair value of the Company’s available-for-sale securities by investment type were as follows (in thousands):

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2013
Money market funds	$7,909	$—	$—	$7,909
U. S. Treasury securities	1,005	—	(4)	1,001
Municipal bonds	73,981	1,560	(878)	74,663
Corporate bonds	500	8	—	508
	$83,395	$1,568	$(882)	$84,081
September 30, 2014
Money market funds	$10,190	$—	$—	$10,190
U. S. Treasury securities	1,004	—	(2)	1,002
Municipal bonds	79,415	2,651	(75)	81,991
	$90,609	$2,651	$(77)	$93,183
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

At December 31, 2013, as adjusted, and September 30, 2014, the amortized cost basis and aggregate fair value of the Company’s available-for-sale securities by contractual maturities were as follows (in thousands):

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2013
Due in less than one year	$13,451	$91	$—	$13,542
Due after one year through five years	46,547	1,366	(340)	47,573
Due after five years through ten years	21,470	110	(440)	21,140
Due after ten years	1,927	1	(102)	1,826
Total	$83,395	$1,568	$(882)	$84,081
September 30, 2014
Due in less than one year	$16,217	$57	$—	$16,274
Due after one year through five years	54,869	1,842	(55)	56,656
Due after five years through ten years	17,601	716	—	18,317
Due after ten years	1,922	36	(22)	1,936
Total	$90,609	$2,651	$(77)	$93,183
A summary of the Company’s temporarily impaired available-for-sale investment securities as of December 31, 2013 and September 30, 2014 follows (in thousands):

	Impaired Less Than 12 Months		Impaired Over 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2013
U.S. Treasury securities	$1,001	$(4)	$—	$—	$1,001	$(4)
Municipal bonds	28,939	(756)	4,532	(122)	33,471	(878)
Total investment	$29,940	$(760)	$4,532	$(122)	$34,472	$(882)
September 30, 2014
U. S. Treasury securities	$1,002	$(2)	$—	$—	$1,002	$(2)
Municipal bonds	$1,624	$(8)	$3,762	$(67)	$5,386	$(75)
Total investment	$2,626	$(10)	$3,762	$(67)	$6,388	$(77)

The unrealized losses resulted from changes in market interest rates, not from changes in the probability of contractual cash flows. Because the Company has the ability and intent to hold the investments until a recovery of carrying value and full collection of the amounts due according to the contractual terms of the investments is expected, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2014.
During the nine months ended September 30, 2014, the Company recorded a gain of approximately $0.1 million on the sale of specifically identified investments.
As of September 30, 2014, and December 31, 2013, the investments related to the participant directed supplemental employee retirement plan totaled $32.4 million and $28.5 million, respectively, and are included in other assets in the accompanying consolidated balance sheets. The net trading gains on those investments for the nine months ended on September 30, 2014 and September 30, 2013 that were still held by the Company as of September 30, 2014 and September 30, 2013 are as follows (in thousands):

	2013	2014
Net gains and losses recognized during the nine months ended September 30, 2013 and 2014, respectively on trading securities	$1,322	$(414)
Less: Net gains and losses recognized during the period on trading securities sold during the nine months ended September 30, 2013 and 2014, respectively	123	19
Unrealized gains and losses recognized on trading securities still held at September 30, 2013 and 2014, respectively	$1,199	$(433)
The Company has an investment in a variable interest entity that is a provider of hospital-based telemedicine consultations. The Company has determined that it is not the primary beneficiary of the entity, as it does not have the power to direct the activities that most significantly impact economic performance of the entity nor the responsibility to absorb a majority of the expected losses and therefore, the entity is not consolidated and the investment is accounted for under the cost method. The determination of whether the Company is the primary beneficiary was performed at the time of our initial investment and is performed at the date of each subsequent reporting period. This investment is accounted for as a cost method investment, which is classified in other assets in the accompanying consolidated balance sheets and measured at fair value on a nonrecurring basis. The fair value of the Company's cost method investment is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. As of December 31, 2013 and September 30, 2014, the carrying amount and maximum exposure to loss of this investment was $2.0 million. When measured on a recurring basis, this investment is considered Level 3 in the fair value hierarchy due to the use of unobservable inputs to measure fair value.

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

Net revenue for the three and nine months ended September 30, 2013 and 2014 consisted of the following (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2014		2013		2014
Medicare	$115,162	19.0%	$131,562	18.5%	$345,213	19.6%	$384,570	19.0%
Medicaid	101,406	16.7	130,368	18.3	276,932	15.7	356,043	17.5
Commercial and managed care	272,612	45.0	340,183	47.8	790,898	44.9	948,437	46.7
Self-pay	425,610	70.2	414,317	58.2	1,193,074	67.7	1,198,063	59.0
Other	24,285	4.0	21,703	3.0	68,440	3.9	63,813	3.1
Unbilled	4,249	0.7	14,140	2.0	2,826	0.2	23,231	1.1
Net fee for service revenue before provision for uncollectibles	943,324	155.6	1,052,273	147.7	2,677,383	152.0	2,974,157	146.6
Contract revenue before provision for uncollectibles	161,630	26.7	161,278	22.7	478,681	27.2	489,323	24.1
Other	10,931	1.8	9,553	1.3	28,976	1.6	30,412	1.5
Net revenue before provision for uncollectibles	1,115,885	184.1	1,223,104	171.7	3,185,040	180.8	3,493,892	172.2
Provision for uncollectibles	(509,758)	(84.1)	(510,863)	(71.7)	(1,423,235)	(80.8)	(1,464,931)	(72.2)
Net revenue	$606,127	100.0%	$712,241	100.0%	$1,761,805	100.0%	$2,028,961	100.0%
The Company employs several methodologies for determining its allowance for uncollectibles depending on the nature of the net revenue before provision for uncollectibles recognized. The Company initially determines gross revenue for its fee for service patient visits based upon established fee schedule prices. Such gross revenue is reduced for estimated contractual allowances for those patient visits covered by contractual insurance arrangements to result in estimated net revenue before provision for uncollectibles. Net revenue before provision for uncollectibles is then reduced for management’s estimate of uncollectible amounts. Fee for service net revenue represents estimated cash to be collected from such patient visits and is net of management’s estimate of account balances estimated to be uncollectible. The provision for uncollectible fee for service patient visits is based on historical experience resulting from approximately eleven million annual fee for service patient visits. The significant volume of patient visits and the terms of thousands of commercial and managed care contracts and the various reimbursement policies relating to governmental healthcare programs do not make it feasible to evaluate fee for service accounts receivable on a specific account basis. Fee for service accounts receivable collection estimates are reviewed on a quarterly basis for each fee for service contract by period of accounts receivable origination. Such reviews include the use of historical cash collection percentages by contract adjusted for the lapse of time since the date of the patient visit. In addition, when actual collection percentages differ from expected results, on a contract by contract basis, supplemental detailed reviews of the outstanding accounts receivable balances may be performed by the Company’s billing operations to determine whether there are facts and circumstances existing that may cause a different conclusion as to the estimate of the collectibility of that contract’s accounts receivable from the estimate resulting from using the historical collection experience. Contract-related net revenue is billed based on the terms of the contract at amounts expected to be collected. Such billings are typically submitted on a monthly basis and aged trial balances are prepared. Allowances for estimated uncollectible amounts related to such contract billings are made based upon periodic reviews of specific accounts and invoices once it is concluded that such amounts are not likely to be collected. Approximately 98% of the Company’s allowance for doubtful accounts is related to receivables for fee for service patient visits. The principal exposure for uncollectible fee for service visits is centered in self-pay patients and, to a lesser extent, for co-payments and deductibles from patients with insurance. While the Company does not specifically allocate the allowance for doubtful accounts to individual accounts or specific payor classifications, the portion of the allowance associated with fee for service charges as of September 30, 2014 was equal to approximately 92% of outstanding self-pay fee for service patient accounts. The methodologies employed to compute allowances for doubtful accounts were unchanged between 2013 and 2014.

Note 7. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill during the year ended December 31, 2013 and the nine months ended September 30, 2014 were as follows (in thousands):

Goodwill	$482,179
Accumulated impairment loss	(144,579)
Additions through 2013 acquisitions	90,711
Balance, December 31, 2013	$428,311
Goodwill	$572,890
Accumulated impairment loss	(144,579)
Additions through 2014 acquisitions	192,527
Balance, September 30, 2014	$620,838

The following is a summary of intangible assets and related amortization as of December 31, 2013 and September 30, 2014 (in thousands):

	Gross Carrying Amount	Accumulated Amortization
As of December 31, 2013:
Contracts	$248,110	$(83,441)
Other	12,570	(4,061)
Total	$260,680	$(87,502)
As of September 30, 2014:
Contracts	$403,688	$(108,909)
Other	19,185	(6,229)
Total	$422,873	$(115,138)
Aggregate amortization expense:
For the nine months ended September 30, 2014		$35,203
Estimated amortization expense:
For the remainder of the year ended December 31, 2014		$17,667
For the year ended December 31, 2015		68,624
For the year ended December 31, 2016		63,359
For the year ended December 31, 2017		57,522
For the year ended December 31, 2018		45,524
For the years ended December 31, 2019 and thereafter		55,039
Contract intangibles are amortized over their estimated life, which is approximately three to six years. As of September 30, 2014, the weighted average remaining amortization period for intangible assets was 4.3 years.

Note 8. Long-Term Debt
Long-term debt as of September 30, 2014 consisted of the following (in thousands):

Term Loan A Facility	$247,500
Term Loan B Facility	241,875
Revolving Credit Facility	227,400
Interim Revolving Credit Facility	—
716,775
Less current portion	(250,525)
$466,250
As of September 30, 2014, the Company's senior secured credit facilities consist of a $275.0 million Term Loan A Facility, a $250.0 million Term Loan B Facility, a $250.0 million Revolving Credit Facility, and a $100.0 million Interim Revolving Credit Facility (the Credit Facility).
For the nine months ended September 30, 2014, the interest rate on Term Loan A Facility, any outstanding Revolving Credit Facility borrowings and the commitment fee applicable to undrawn revolving commitments was priced off a grid based upon the Company’s first lien net leverage ratio. In the case of the Term Loan A Facility it was LIBOR +1.50% at September 30, 2014 and +1.75% at September 30, 2013. The interest rate on the Term Loan B Facility was LIBOR +2.75%, subject to a 1% LIBOR floor. The weighted average interest rate for the nine months ended September 30, 2014 was 1.75% for amounts outstanding under the Term A Loan Facility and 3.75% for the Term B Loan Facility. The interest rate for borrowings under the Revolving Credit Facility during the nine months ended September 30, 2014 was 3.75% and 0.35% in the case of unused revolving commitments.
The Company had $227.4 million of borrowings outstanding under the Revolving Credit Facility as of September 30, 2014, and the Company had $6.7 million of standby letters of credit outstanding against the Revolving Credit Facility commitment. There were no amounts outstanding under the Interim Revolving Credit Facility as of September 30, 2014.

On October 2, 2014, the Company entered into an amendment and restatement (the Amendment) to its senior secured credit facilities, which, among other things, (1) increased the existing Term Loan A Facility from $275.0 million to $600.0 million, (2) increased the Company’s existing Revolving Credit Facility to $650.0 million, (3) extended the maturities of the Term Loan A Facility and the Revolving Credit Facility from November 1, 2017 to October 2, 2019, and (4) terminated the existing $100.0 million Interim Revolving Credit Facility. The maturity dates under the Credit Facility are subject to extension with lender consent according to the terms of the agreement. The Company used proceeds from borrowings under the Term Loan A Facility and the Revolving Credit Facility to repay in full the existing $250.0 million Term Loan B Facility and pay customary fees and expenses associated with the Amendment and Restatement Agreement, with remaining proceeds retained for other future general corporate purposes. The Company estimates it will recognize a $3.6 million loss on refinancing of debt in connection with this transaction during the fourth quarter of 2014.
The Credit Facility agreement contains both affirmative and negative covenants, including limitations on the Company’s ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire its capital stock, acquire the capital stock or assets of another business and pay dividends, and requires the Company to comply with a maximum total leverage ratio, tested quarterly. At September 30, 2014, the Company was in compliance with all covenants under the senior credit facility agreement. The Credit Facility is secured by substantially all of the Company’s U. S. subsidiaries’ assets.
Aggregate annual maturities of long-term debt as of September 30, 2014 are as follows (in thousands):

2014	$250,525
2015	30,000
2016	23,125
2017 and thereafter	413,125

Note 9. Professional Liability Insurance
The Company’s professional liability loss reserves included in other accrued liabilities and other non-current liabilities in the accompanying consolidated balance sheets consisted of the following (in thousands):

	December 31, 2013	September 30, 2014
Estimated losses under self-insured programs	$166,168	$183,455
Estimated losses under commercial insurance programs	62,493	69,900
	228,661	253,355
Less estimated payable within one year	75,785	64,789
	$152,876	$188,566
The changes to the Company’s estimated losses under self-insured programs as of September 30, 2014 were as follows (in thousands):

Balance, December 31, 2013	$166,168
Reserves related to current period	40,214
Changes related to prior year reserves	7,088
Payments for current period reserves	(709)
Payments for prior period reserves	(29,306)
Balance, September 30, 2014	$183,455
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
As of September 30, 2014, of the $183.5 million of estimated losses under self-insurance programs, approximately $111.8 million represented an estimate of IBNR claims and expenses and additional loss development, with the remaining $71.7 million representing specific case reserves. Of the specific case reserves as of September 30, 2014, $0.9 million represented case reserves that had been settled but not yet funded, and $70.8 million reflected unsettled case reserves.
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
The Company’s most recent actuarial valuation was completed in October 2014. The Company recorded an unfavorable adjustment to prior year professional liability reserves of $7.1 million during the third quarter of 2014 primarily as a result of the settlement of an excess medical malpractice verdict, a decline in the discount factor applied to professional liability reserves due to the lower interest rate environment in the quarter, and an increase in revised loss estimates for certain older years as reflected in the most recent actuarial report. The discount rate on professional liability reserves declined to 1.1% at September 30, 2014 from 1.4% at December 31, 2013.

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
Healthcare Reform
The Patient Protection and Affordable Care Act (the PPACA), signed into law on March 23, 2010, as amended by the Health Care and Education Reconciliation Act of 2010 on March 30, 2010, collectively referred to as the Healthcare Reform Laws, significantly affect the U.S. healthcare system by increasing access to health insurance benefits for the uninsured and underinsured populations, among other changes. On June 28, 2012, the U.S. Supreme Court (the Supreme Court) upheld the constitutionality of the requirement in PPACA that individuals maintain health insurance or pay a penalty (the individual mandate) under Congress's taxing power. The Supreme Court upheld the PPACA provision expanding Medicaid eligibility to new populations as constitutional, but only so long as the expansion of the Medicaid program is optional for the states. States that choose not to expand their Medicaid programs to newly eligible populations in PPACA can only lose the new federal Medicaid funding in PPACA but not their eligibility for existing federal Medicaid matching payments. While the ultimate impact of these laws and implementing regulations will not be known until all provisions are fully implemented, the Company believes that some of their provisions will likely yield positive results, such as increasing access to health benefits for the uninsured and underinsured populations. For the first nine months of 2014, we have realized a decline in the percentage of self-pay visits by our consolidated fee for service volume and an increase in the percentage of Medicaid visits that we believe is a result of healthcare reform. Other provisions, however, such as Medicare payment reforms and reductions that could reduce provider payments, may have an adverse effect on the reimbursement rates the Company receives for services provided by affiliated healthcare professionals.
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

Shares Subject to the Plan. The Stock Plan provides that the total number of shares of common stock that may be issued is 15,100,000, of which approximately 3,090,000 are available to grant as of September 30, 2014. Shares of the Company’s common stock covered by awards that terminate or lapse without the payment of consideration may be granted again under the Stock Plan.

The following table summarizes the status of options under the Stock Plan as of September 30, 2014:

	Shares (in thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Life in Years
Outstanding at beginning of year	5,062	$20.33	$127,681	7.1
Granted	501	47.58
Exercised	(922)	16.70	15,406
Expired or forfeited	(91)	23.41
Outstanding at end of period	4,550	$24.00	$154,638	6.6
Exercisable at end of period	2,701	$18.29	$107,250	6.1
Intrinsic value is the amount by which the stock price as of September 30, 2014 exceeds the exercise price of the options. The Company granted approximately 0.5 million options during the nine months ended September 30, 2014. The Company recorded stock option expense of approximately $8.6 million and $5.9 million during the nine months ended September 30, 2014 and September 30, 2013, respectively. As of September 30, 2014, the Company had approximately $16.5 million of unrecognized compensation expense, net of estimated forfeitures related to unvested options, which will be recognized over the remaining requisite service period. Fair value of the options granted in 2014 was based on the grant date fair value as calculated by the Black-Scholes option pricing formula with the following assumptions: risk-free interest rate of 1.6%, implied volatility of 35.1% and an expected life of the options of 5.25 years. The weighted average estimated fair value of options granted during 2014 was $16.27.
Restricted stock awards are grants of restricted stock and grants of restricted stock units that are not vested (Restricted Awards). During the nine months ended September 30, 2014, the Company granted only restricted stock units. The Company granted approximately 0.3 million shares of restricted awards under the Stock Plan to independent board members and certain members of management in 2014. The Company recorded restricted award expense of approximately $4.0 million and $1.0 million during the nine months ended September 30, 2014 and September 30, 2013, respectively. The Company had $14.0 million of expense remaining to be recognized over the requisite service period for these awards at September 30, 2014. The restricted awards generally vest annually over a three to four-year period for the grants made to the independent board members and management from the initial grant date.
A summary of changes in total outstanding unvested restricted stock awards for the nine months ended September 30, 2014 is as follows:

Shares (in thousands)
Outstanding at beginning of year	238
Granted	—
Vested	(67)
Forfeited and expired	(4)
Outstanding at September 30, 2014	167
Stock Purchase Plans
In May 2010, the Company’s Board of Directors (the Board) adopted the 2010 Employee Stock Purchase Plan (ESPP) and the 2010 Nonqualified Stock Purchase Plan (NQSPP).
The ESPP provides for the issuance of up to 600,000 shares to the Company’s employees. All eligible employees are granted identical rights to purchase common stock in each Board authorized offering under the ESPP. Rights granted pursuant to any offering under the ESPP terminate immediately upon cessation of an employee’s employment for any reason. In general, an employee may reduce his or her contribution or withdraw from participation in an offering at any time during the purchase period for such offering. Employees receive a 5% discount on shares purchased under the ESPP. Rights granted under the plan are not transferable and may be exercised only by the person to whom such rights are granted. Offerings occur every six months in October and April. As of September 30, 2014, contributions under the ESPP totaled $1.5 million. In October 2014, approximately 27,000 shares of the Company’s common stock were issued to plan participants.
The NQSPP provides for the issuance of up to 800,000 shares to our independent contractors. All eligible contractors are granted identical rights to purchase common stock in each Board authorized offering under the NQSPP. Rights granted pursuant to any offering under the NQSPP terminate immediately upon cessation of a contractor’s relationship with the Company for any reason. In general, a contractor may reduce his or her contribution or withdraw from participation in an offering at any time during the purchase period for such offering. Contractors receive a 5% discount on shares purchased under the NQSPP. Rights granted under the NQSPP are not transferable and may be exercised only by the person to whom such rights are granted. Offerings occur every six months in October and April. As of September 30, 2014, contributions under the NQSPP totaled $0.6 million. In October 2014, approximately 11,000 shares of the Company’s common stock were issued to plan participants.
Note 12. Earnings Per Share
The Company computes basic earnings per share using the weighted average number of shares outstanding. The Company computes diluted earnings per share using the weighted average number of shares outstanding plus the dilutive effect of outstanding stock options, restricted awards, and stock purchase plans. The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2013 and 2014 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Net earnings attributable to Team Health Holdings, Inc. (numerator for basic and diluted earnings per share)	$29,427	$27,586	$65,935	$81,634
Denominator:
Weighted average shares outstanding	69,384	70,627	68,760	70,209
Effect of dilutive securities:
Stock options	1,784	1,524	1,948	1,517
Restricted awards	39	178	131	227
Stock purchase plans	2	2	2	2
Shares used for diluted earnings per share	71,209	72,331	70,841	71,955
Basic net earnings per share of Team Health Holdings, Inc.	$0.42	$0.39	$0.96	$1.16
Diluted net earnings per share of Team Health Holdings, Inc.	$0.41	$0.38	$0.93	$1.13
Securities excluded from diluted earnings per share of Team Health Holdings, Inc. because they were antidilutive:
Stock options	565	488	278	793
Restricted awards	11	—	—	—
Note 13. Noncontrolling Interests in Consolidated Entity
In November 2012, the Company entered into a joint venture to provide administrative management and billing services to certain existing urgent care clinics the Company operates. The joint venture partner contributed $0.5 million in November 2012, $0.6 million in August 2013, and $0.2 million in May 2014 to the Company for its interest. In May 2014, in accordance with the joint venture agreement, the Company distributed proceeds of $0.1 million to the joint venture partner. The consolidated financial statements include all assets, liabilities, revenues and expenses of the less than 100% owned entity that the Company controls. Accordingly, the Company has recorded noncontrolling interests in the earnings and equity of this entity.
In June 2014, the Company entered into a joint venture to provide administrative management and billing services to certain existing and planned urgent care clinics that the joint venture partner operates. The joint venture partner contributed $0.1 million in September 2014. The consolidated financial statements include all assets, liabilities, revenues and expenses of the less than 100% owned entity that the Company controls. Accordingly, the Company has recorded noncontrolling interests in the earnings and equity of this entity.

Note 14. Accumulated Other Comprehensive Earnings (Loss)
The changes in accumulated other comprehensive earnings related to available-for-sale securities were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Balance at beginning of period	$583	$1,510	$1,701	$447

Other comprehensive earnings:
Net unrealized (loss) gain	(20)	317	(1,728)	2,024
Tax benefit (expense)	34	(89)	637	(663)
Total other comprehensive earnings (loss) before reclassifications, net of tax	14	228	(1,091)	1,361
Net amount reclassified to earnings(1)	(77)	(63)	(90)	(133)
Tax expense(2)	—	—	—	—
Total amount reclassified from accumulated other comprehensive earnings, net of tax(3)	(77)	(63)	(90)	(133)
Total other comprehensive (loss) earnings	(63)	165	(1,181)	1,228

Balance at end of period	$520	$1,675	$520	$1,675

(1)	This amount was included in Other income on the accompanying Consolidated Statement of Comprehensive Earnings.

(2)	These amounts were included in Provision for income taxes on the accompanying Consolidated Statement of Comprehensive Earnings.

(3)	A positive amount indicates a corresponding charge to earnings and a negative amount indicates a corresponding benefit to earnings.
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
The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Segment amounts disclosed are prior to any elimination entries made in consolidation, except in the case of net revenue, where intercompany charges have been eliminated. Certain corporate expenses are not allocated to the segments. These unallocated expenses are corporate expenses, net interest expense, depreciation and amortization, transaction costs and income taxes. The Company evaluates segment performance based on profit and loss before the aforementioned expenses.

The following table presents financial information for each reportable segment. Depreciation, amortization, management fee and other expenses separately identified in the consolidated statements of operations are included as a reduction to the respective segments’ operating earnings for each year below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Net Revenue:
Healthcare Services	$496,141	$596,205	$1,431,364	$1,681,463
Other Services	109,986	116,036	330,441	347,498
	$606,127	$712,241	$1,761,805	$2,028,961
Operating Earnings:
Healthcare Services	$35,226	$34,104	$59,577	$90,916
Other Services	4,086	6,350	22,109	22,017
General Corporate	13,175	12,018	40,401	36,213
	$52,487	$52,472	$122,087	$149,146
Reconciliation of Operating Earnings to Net Earnings:
Operating earnings	$52,487	$52,472	$122,087	$149,146
Interest expense, net	3,827	3,921	11,363	10,758
Provision for income taxes	19,184	20,895	44,646	56,542
Net earnings	$29,476	$27,656	$66,078	$81,846

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
While the ultimate impact of these laws and implementing regulations will not be known until all provisions are fully implemented, we believe that some of their provisions will likely yield positive results, such as increasing access to health benefits for the uninsured and underinsured populations. For the first nine months of 2014, we have realized a decline in the percentage of self-pay visits by our consolidated fee for service volume and an increase in the percentage of Medicaid visits that we believe is a result of healthcare reform. Other provisions, however, such as Medicare payment reforms and reductions that could reduce provider payments, may have an adverse effect on the reimbursement rates we receive for services provided by affiliated healthcare professionals.
Medicaid to Medicare Payment Parity
In November 2012, the Centers for Medicare and Medicaid Services (CMS) released final rule CMS-2370-F to implement the Healthcare Reform Laws' provision increasing Medicaid payments for primary care services furnished by certain physicians to the Medicare rates in 2013 and 2014. In December 2012, CMS released technical corrections to the final rule. Additionally, CMS has issued multiple FAQ documents since publication of the final rule. Furthermore, CMS has advised that, under the final rule, physicians may be eligible to receive increased Medicaid payments if they maintain a current board certification in internal medicine, family medicine, or pediatric medicine and greater than 60% of their billings are qualifying primary care evaluation and management codes. Certain states have imposed additional requirements that affect a physician's eligibility for the increased Medicaid payments even for those physicians who maintain an appropriate board certification, including site of service restrictions that exclude primary care services rendered in a hospital emergency department.  We have received confirmation that a limited number of our providers qualify for the increased Medicaid rates in certain states and have received payments under this program. For the nine months ended September 30, 2014, we have recognized $27.7 million of net revenue from the Medicaid-Medicare parity program. There was $12.9 million of net revenue recognized in the nine months ended September 30, 2013 under this program. Absent legislative action by Congress, federal funding for the enhanced Medicaid payments will expire on December 31, 2014.
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
In November 2014, CMS released the 2015 MPFS Final Rule. Included in the rule are changes in reimbursement that are overall budget neutral, but redistribute payments between different medical specialties. We estimate that the rule will increase 2015 reimbursement rates to emergency medicine providers by approximately 1% and will not change reimbursement to anesthesia providers. These reimbursement rates do not take into account any reduction in payments associated with the application of the current SGR formula in 2015.
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
Military and Government Healthcare Staffing
We are a provider of healthcare professionals serving patients eligible to receive care in government treatment facilities nationwide administered by the Department of Defense and beneficiaries of other government agencies in their respective clinical locations. Our revenues derived from military and government facility healthcare staffing totaled $92.3 million and $87.9 million for the nine months ended September 30, 2013 and 2014, respectively. These revenues are generated from contracts that are subject to a competitive bidding process which primarily takes place during the third quarter of each year. A portion of the contracts awarded during the third quarter of 2013 have or will expire during 2014 and were subject to a competitive rebidding and award process. We were successful in retaining existing business and winning new bids in the estimated annualized amount of $110.9 million following the completion of the bidding process as of October 1, 2014. The estimated annualized amount of $110.9 million included $15.5 million awarded under one-year contracts. All contracts, including contracts with renewal options, can be terminated by the government at any time without notice. The outcome of any rebidding and award process is uncertain and we may not be awarded new contracts. Our contracts with renewal options may not be so renewed and the government may exercise its rights to terminate the contracts.
In addition, over the last several years the process of awarding military and government facility healthcare staffing contracts has developed a bias toward intentionally awarding certain contracts to qualified small and minority owned businesses. Although we participate in such small and minority owned business awards to the extent we can serve as a sub-contractor, our revenues from these arrangements are limited compared to a contract award we retain through the regular competitive bidding process. Approximately 26.3% and 27.6% of our military staffing revenue for each of the nine months ended September 30, 2013 and 2014, respectively, was derived through sub-contracting agreements with small business prime contractors.
2014 Acquisition Activity
In 2014, the Company realized an increase in the number of acquisitions and the total expenditures in support of acquisitions when compared to prior years. As of September 30, 2014, year to date acquisitions numbered 11, and the total aggregate paid, excluding any contingent payments, was $347.2 million. If appropriate acquisition opportunities continue to present themselves to the Company it will be able to sustain its current pace of acquisitions. However, given the inherent uncertainty in being presented appropriate acquisition opportunities, the Company might not continue acquisitions at the same pace.

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
There have been no material changes to these critical accounting policies or their application during the nine months ended September 30, 2014.
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
A significant portion (approximately 85% of our net revenue before provision for uncollectibles for the nine months ended September 30, 2014 and 84% for the year ended December 31, 2013) resulted from fee for service patient visits. Fee for service revenue represents revenue earned under contracts in which we bill and collect the professional component of charges for medical services rendered by our contracted and employed physicians. Under the fee for service arrangements, we bill patients for services provided and receive payment from patients or their third-party payors. Fee for service revenue is reported net of contractual allowances and policy discounts. All services provided are expected to result in cash flows and are therefore reflected as net revenues before provision for uncollectibles in the financial statements. Fee for service revenue is recognized in the period that the services are rendered to specific patients and reduced immediately for the estimated impact of contractual allowances in the case of those patients having third-party payor coverage. The recognition of net revenue before provision for uncollectibles (gross charges less contractual allowances) from such visits is dependent on such factors as proper completion of medical charts following a patient visit, the forwarding of such charts to one of our billing centers for medical coding and entering into our billing systems and the verification of each patient’s submission or representation at the time services are rendered as to the payor(s) responsible for payment of such services. Net revenue before provision for uncollectibles is recorded based on the information known at the time of entering such information into our billing systems as well as an estimate of the net revenue before provision for uncollectibles associated with medical charts for a given service period that have not yet been processed into our billing systems. The above factors and estimates are subject to change. For example, patient payor information may change following an initial attempt to bill for services due to a change in payor status. Such changes in payor status have an impact on recorded net revenue before provision for uncollectibles due to differing payors being subject to different contractual allowance amounts. Such changes in net revenue before provision for uncollectibles are recognized in the period that such changes in the payor become known. Similarly, the actual volume of medical charts not processed into our billing systems may be different from the amounts estimated. Such differences in net revenue before provision for uncollectibles are adjusted the following month based on actual chart volumes processed.
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
The table below summarizes our approximate payor mix as a percentage of consolidated fee for service volume for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Payor:
Medicare	24.4%	24.7%	24.4%	24.9%
Medicaid	25.1	29.6	25.7	28.7
Commercial and managed care	26.2	26.6	26.5	26.6
Self-pay	22.0	17.3	21.4	18.0
Other	2.3	1.8	2.0	1.8
Total	100.0%	100.0%	100.0%	100.0%

Estimated net revenue derived from commercial and managed care plans was approximately 39% in the nine months ended September 30, 2014 and 38% in 2013. Estimated net revenue derived from the Medicare program was approximately 17% of total net revenue in both the nine months ended September 30, 2014 and 2013. Estimated net revenue derived from the Medicaid program was approximately 11% and 10%, respectively, of total net revenue in the nine months ended September 30, 2014 and 2013. In addition, net revenue derived from within the Military Health System (the MHS), which is the U.S. military’s dependent healthcare program, and other government agencies was approximately 4% in the nine months ended September 30, 2014 and 5% in 2013.
Accounts Receivable. As described above and below, we determine the estimated value of our accounts receivable based on estimated cash collection run rates of estimated future collections by contract for patient visits under our fee for service revenue. Accordingly, we are unable to report the payor mix composition on a dollar basis of its outstanding net accounts receivable. However, a 1% change in the estimated carrying value of our net fee for service patient accounts receivable before consideration of the allowance for uncollectible accounts at September 30, 2014 could have an after tax effect of approximately $4.7 million on our financial position and results of operations. Our days revenue outstanding at December 31, 2013 and September 30, 2014 were 58.2 days and 59.9 days, respectively. The number of days outstanding will fluctuate over time due to a number of factors including the timing of cash collections and valuation adjustments recorded during the period and increases in average revenue per day that are primarily attributed to an increase in gross charges and patient volumes and increased pricing with managed care plans. Our allowance for doubtful accounts totaled $394.0 million as of September 30, 2014.

Approximately 98% of our allowance for doubtful accounts is related to gross fees for fee for service patient visits. Our principal exposure for uncollectible fee for service visits is centered in self-pay patients and in co-payments and deductibles from patients with insurance. While we do not specifically allocate the allowance for doubtful accounts to individual accounts or specific payor classifications, the portion of the allowance associated with fee for service charges as of September 30, 2014 was equal to approximately 92% of outstanding self-pay fee for service patient accounts.
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
The underlying information that serves as the foundational basis for making our actuarial estimates of professional liability losses is our internal database of incurred professional liability losses. We have captured extensive professional liability loss data going back, in some cases, over twenty years, that is maintained and updated on an ongoing basis by our internal claims management personnel. Our database contains comprehensive incurred loss information for our existing operations as far back as fiscal year 1997 (reflecting the initial timeframe in which we migrated to a consolidated professional liability program concurrent with the consummation of several significant acquisitions), and, in addition, we possess additional loss data that predates 1997 dates of occurrence for certain of our operations. Loss information reflects both paid and reserved losses incurred when we were covered by outside commercial insurance programs as well as paid and reserved losses incurred under our self-insurance program. Because of the comprehensive nature of the loss data and our comfort with the completeness and reliability of the loss data, this is the information that is used in the development of our actuarial loss estimates. We believe this database is one of the largest repositories of physician professional liability loss information available in our industry and provides us and our actuarial consultants with sufficient data to develop reasonable estimates of the ultimate losses under our self-insurance program. In addition to the estimated losses, as part of the actuarial process, we obtain revised payment pattern assumptions that are based upon our historical loss and related claims payment experience. Such payment patterns reflect estimated cash outflows for aggregate incurred losses by period based upon the occurrence date of the loss as well as the report date of the loss. Although variances have been observed in the actuarial estimate of ultimate losses by occurrence period between actuarial studies, the estimated payment patterns have shown much more limited variability. We use these payment patterns to develop our estimate of the discounted reserve amounts. The relative consistency of the payment pattern estimates provides us with a foundation in which to develop a reasonable estimate of the discount value of the professional liability reserves based upon the most current estimate of ultimate losses to be paid and the reasonable likelihood of the related cash flows over the payment period. Our estimated loss reserves were discounted at 1.4% as of December 31, 2013 and 1.1% as of September 30, 2014, which was the current weighted average Treasury rate, over a 10 year period at December 31, 2013 and September 30, 2014, which reflects the risk free interest rate over the expected period of claims payments.
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
Our most recent actuarial valuation was completed in October 2014. We recorded an unfavorable adjustment to prior year professional liability reserves of $7.1 million during the third quarter of 2014 primarily as a result of the settlement of an excess medical malpractice verdict, a decline in the discount factor applied to professional liability reserves due to the lower interest rate environment in the quarter, and an increase in revised loss estimates for certain older years as reflected in the most recent actuarial report. The discount rate on professional liability reserves declined to 1.1% at September 30, 2014 from 1.4% at December 31, 2013.

The following reflects the current reserves for professional liability costs as of September 30, 2014 (in millions) as well as the sensitivity of the reserve estimates at a 65%, 75% and 90% confidence level:

As reported	$183.5
At 65% confidence level	$184.0
At 75% confidence level	$190.0
At 90% confidence level	$203.8
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Net revenue	100.0%	100.0%	100.0%	100.0%
Professional service expenses	77.9	76.7	78.3	76.8
Professional liability costs	2.9	4.2	3.1	3.6
General and administrative expenses	8.5	8.7	9.5	9.7
Other (income) expense	(0.2)	—	(0.2)	(0.2)
Depreciation	0.7	0.8	0.7	0.8
Amortization	1.4	1.8	1.5	1.7
Interest expense, net	0.6	0.6	0.6	0.5
Transaction costs	0.2	0.4	0.1	0.3
Earnings before income taxes	8.0	6.8	6.3	6.8
Provision for income taxes	3.2	2.9	2.5	2.8
Net earnings	4.9%	3.9%	3.8%	4.0%
Net earnings attributable to noncontrolling interests	—%	—%	—%	—%
Net earnings attributable to Team Health Holdings, Inc.	4.9%	3.9%	3.7%	4.0%

Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013
Net Revenue Before Provision for Uncollectibles. Net revenue before provision for uncollectibles in the three months ended September 30, 2014 increased $107.2 million, or 9.6%, to $1.22 billion from $1.12 billion in the three months ended September 30, 2013. The increase in net revenue before provision for uncollectibles resulted primarily from an increase in fee for service revenue of $108.9 million, partially offset by decreases in contract revenue of $0.4 million and other revenue of $1.4 million. In the three months ended September 30, 2014, fee for service revenue was 86.0% of net revenue before provision for uncollectibles compared to 84.5% in the same period of 2013, contract revenue was 13.2% of net revenue before provision before uncollectibles compared to 14.5% in the same period of 2013 and other revenue was 0.8% and 1.0% in 2014 and 2013, respectively. The increase in fee for service revenue before provision for uncollectibles was primarily a result of a 16.4% increase in total fee for service visits and procedures partially offset by a decrease in the rate per visit and procedure attributable to an increase in contractual adjustments related to changes in payor mix.
Provision for Uncollectibles. The provision for uncollectibles increased $1.1 million, or 0.2%, to $510.9 million in the three months ended September 30, 2014 from $509.8 million in the corresponding quarter in 2013. The provision for uncollectibles as a percentage of net revenue before provision for uncollectibles declined to 41.8% in the three months ended September 30, 2014 compared with 45.7% in the corresponding quarter of 2013. The provision for uncollectibles is primarily related to revenue generated under fee for service contracts that is not expected to be fully collected. The quarter over quarter increase in the provision for uncollectibles was due primarily to annual increases in gross fee schedules and increases in patient volumes and procedures. Changes in payor mix, particularly the level of self-pay fee for service visits, also have an impact on the provision for uncollectibles. For the three months ended September 30, 2014, self-pay fee for service visits were approximately 17.3% of the total fee for service visits compared to approximately 22.0% in the same quarter of 2013 which constrained the growth in the provision for uncollectibles between quarters.

Net Revenue. Net revenue in the three months ended September 30, 2014 increased $106.1 million, or 17.5%, to $712.2 million from $606.1 million in the three months ended September 30, 2013. Acquisitions contributed 10.1%, same contract revenue contributed 7.1%, and net sales growth contributed 0.3% of the increase in quarter over quarter growth in net revenue. Within the acquisitions category, new hospital contracting opportunities that were initially developed by our sales and marketing process contributed 2.9% of overall net revenue growth between quarters.

Total same contract revenue, which consists of contracts under management in both quarters, increased $43.2 million, or 7.9%, to $589.7 million in the three months ended September 30, 2014 compared to $546.5 million in the three months ended September 30, 2013. Increases in same contract estimated collections on fee for service visits of 5.3% provided a 4.3% increase in same contract revenue growth. Fee for service volume increased 5.6%, which contributed 3.9% of same contract revenue growth between quarters. The increase in the estimated collections per visit was primarily attributable to increased managed care and Medicare reimbursement rates and favorable changes in payor mix. Contract and other revenue constrained same contract revenue growth by 0.3%. Acquisitions contributed $61.1 million of growth in net revenue and net new contract revenue increased $1.8 million between quarters. The benefit from Medicaid parity revenue recognized in the third quarter of 2014 was $10.4 million, of which $8.5 million was same contract revenue. Because of the deferred recognition of parity revenue in 2013, the third quarter of 2013 reflects a year to date cumulative estimate of Medicaid parity revenue of $12.9 million, of which $12.2 million is same contract. The decline in total parity revenue between periods of $2.6 million constrained consolidated revenue growth by 0.4% while the decline in same contract Medicaid parity revenue of $3.7 million constrained same contract revenue growth by 0.7% between quarters.
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
The components of net revenue include revenue from contracts that have been in effect for prior periods (same contracts) and from net, new and acquired contracts during the periods, as set forth in the table below:

	Three Months Ended September 30,
	2013	2014
	(in thousands)
Same contracts:
Fee for service revenue	$399,411	$444,216
Contract and other revenue	147,056	145,498
Total same contracts	546,467	589,714
New contracts, net of terminations:
Fee for service revenue	28,410	37,867
Contract and other revenue	24,152	16,507
Total new contracts, net of terminations	52,562	54,374
Acquired contracts:
Fee for service revenue	6,772	60,527
Contract and other revenue	326	7,626
Total acquired contracts	7,098	68,153
Consolidated:
Fee for service revenue	434,593	542,610
Contract and other revenue	171,534	169,631
Total net revenue	$606,127	$712,241

The following table reflects the visits and procedures included within fee for service revenues described in the table above:

	Three Months Ended September 30,
	2013	2014
	(in thousands)
Fee for service visits and procedures:
Same contracts	2,430	2,566
New and acquired contracts, net of terminations	251	556
Total fee for service visits and procedures	2,681	3,122
Professional Service Expenses. Professional service expenses, which include physician and provider costs, billing and collection expenses, and other professional expenses, totaled $546.3 million in the three months ended September 30, 2014 compared to $472.0 million in the three months ended September 30, 2013, a increase of $74.3 million, or 15.7%. This increase between quarters is primarily related to our acquisitions and a 4.5% increase in same contract professional service expenses primarily associated with increases in provider compensation. Professional service expenses as a percentage of net revenue declined to 76.7% in the three months ended September 30, 2014 from 77.9% in the three months ended September 30, 2013.
Professional Liability Costs. Professional liability costs were $29.6 million in the three months ended September 30, 2014 compared to $17.5 million in the three months ended September 30, 2013, a increase of $12.1 million or 69.3%. Professional liability costs for the three months ended September 30, 2014 included an increase in prior year professional liability loss reserves of $7.1 million. Excluding the prior year reserve adjustment in the three months ended September 30, 2014, professional liability costs increased $5.0 million, or 28.7%. The increase was primarily attributed to an increase in provider hours including increases from acquisitions and an increase in allocation rates between periods. Excluding the prior year reserve adjustment in the three months ended September 30, 2014, professional liability costs as a percentage of net revenue were 3.2% and 2.9% in the third quarters of 2014 and 2013, respectively.
General and Administrative Expenses. General and administrative expenses increased $10.1 million, or 19.5%, to $61.6 million for the three months ended September 30, 2014 from $51.6 million in the three months ended September 30, 2013. General and administrative expenses included contingent purchase compensation expense of $3.1 million for the three months ended September 30, 2014 compared to a credit of $1.6 million of expense for the three months ended September 30, 2013. The credit in contingent purchase expense in the third quarter of 2013 was related to changes in our future contingent payment estimates. Excluding the contingent purchase compensation expense, general and administrative expense increased $5.4 million or 10.1%, to $58.6 million for the three months ended September 30, 2014 from $53.2 million in the three months ended September 30, 2013. The increase in general and administrative expenses was due primarily to the inflationary growth in salaries and new positions, increases in incentive and equity based compensation, recruiting costs and legal fees between periods. Total general and administrative expenses as a percentage of net revenue were 8.7% in the third quarter of 2014 and 8.5% in the same quarter in 2013. Excluding contingent purchase compensation expense, general and administrative expenses as a percentage of net revenue were 8.2% in the third quarter of 2014 compared to 8.8% in the third quarter of 2013.
Other (Expense) Income. In the three months ended September 30, 2014, we recognized other expense of $0.3 million compared to income of $1.4 million in the same quarter in 2013. The amounts recognized in 2014 and 2013 are primarily related to the change in the fair value of assets related to our non-qualified deferred compensation plan.
Depreciation. Depreciation expense was $5.8 million in the three months ended September 30, 2014 compared to $4.3 million for the three months ended September 30, 2013. The increase of $1.5 million was primarily due to capital expenditures in 2014 and 2013.
Amortization. Amortization expense was $13.0 million in the three months ended September 30, 2014 compared to $8.7 million for the three months ended September 30, 2013. The increase of $4.3 million was primarily a result of an increase in other intangibles recognized in connection with our acquisitions in 2014 and 2013.
Net Interest Expense. Net interest expense increased $0.1 million to $3.9 million in the three months ended September 30, 2014, compared to $3.8 million in the corresponding quarter in 2013, primarily due to an increase in revolver borrowings partially offset by lower outstanding term loan debt levels and related interest rates between quarters.

Transaction Costs. Transaction costs were $3.1 million for the three months ended September 30, 2014 and $1.0 million for the three months ended September 30, 2013. These costs relate to advisory, legal, accounting and other fees incurred related to acquisition activity during the respective quarters.
Earnings before Income Taxes. Earnings before income taxes in the three months ended September 30, 2014 were $48.6 million compared to $48.7 million in the three months ended September 30, 2013.
Provision for Income Taxes. The provision for income taxes was $20.9 million in the three months ended September 30, 2014 compared to $19.2 million in the three months ended September 30, 2013.
Net Earnings. Net earnings were $27.7 million in the three months ended September 30, 2014 compared to $29.5 million in the three months ended September 30, 2013.
Net Earnings Attributable to Noncontrolling Interests. Earnings attributable to noncontrolling interests were $70,000 for the three months ended September 30, 2014 compared to $49,000 for the three months ended September 30, 2013.
Net Earnings Attributable to Team Health Holdings, Inc. Net earnings attributable to Team Health Holdings, Inc. were $27.6 million and $29.4 million for the three months ended September 30, 2014 and September 30, 2013, respectively.
Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013
Net Revenue Before Provision for Uncollectibles. Net revenue before provision for uncollectibles in the nine months ended September 30, 2014 increased $308.9 million, or 9.7%, to $3.49 billion from $3.19 billion in the nine months ended September 30, 2013. The increase in net revenue before provision for uncollectibles resulted primarily from increases in fee for service revenue of $296.8 million, contract revenue of $10.6 million and other revenue of $1.4 million. In the nine months ended September 30, 2014, fee for service revenue was 85.1% of net revenue before provision for uncollectibles compared to 84.1% in the same period of 2013, contract revenue was 14.0% of net revenue before provision before uncollectibles compared to 15.0% in the same period of 2013 and other revenue was 0.9% in 2014 and 0.9% in 2013. The increase in fee for service revenue before provision for uncollectibles was primarily a result of a 10.8% increase in total fee for service visits and procedures partially offset by a decrease in the rate per visit and procedure attributable to an increase in contractual adjustments related to changes in payor mix. The increase in contract revenue was due primarily to the impact of new and acquired contracts.
Provision for Uncollectibles. The provision for uncollectibles increased $41.7 million or 2.9%, to $1.46 billion in the nine months ended September 30, 2014 from $1.42 billion in the corresponding period in 2013. The provision for uncollectibles as a percentage of net revenue before provision for uncollectibles declined to 41.9% in the nine months ended September 30, 2014 compared with 44.7% in the corresponding period of 2013. The provision for uncollectibles is primarily related to revenue generated under fee for service contracts that is not expected to be fully collected. The period-over-period increase in the provision for uncollectibles was due primarily to annual increases in gross fee schedules and increases in patient volumes and procedures. Changes in payor mix, particularly the level of self-pay fee for service visits, also have an impact on the provision for uncollectibles. For the nine months ended September 30, 2014, self-pay fee for service visits were approximately 18.0% of the total fee for service visits compared to approximately 21.4% in the same period of 2013 which constrained the growth in the provision for uncollectibles between periods.

Net Revenue. Net revenue in the nine months ended September 30, 2014 increased $267.2 million or 15.2%, to $2.03 billion from $1.76 billion in the nine months ended September 30, 2013. Acquisitions contributed 8.9%, same contract revenue contributed 4.9%, and net sales growth contributed 1.4% of the increase in period-over-period growth in net revenue. Within the acquisitions category, new hospital contracting opportunities that were initially developed by our sales and marketing process contributed 2.1% of overall net revenue growth between years.
Total same contract revenue, which consists of contracts under management in both periods, increased $86.3 million, or 5.8%, to $1.58 billion in the nine months ended September 30, 2014 compared to $1.49 billion in the nine months ended September 30, 2013. Increases in same contract estimated collections on fee for service visits of 7.1% provided a 5.2% increase in same contract revenue growth, while fee for service volume increases of 1.5% increased same contract revenue growth by 1.1% between periods. The increase in the estimated collections per visit was primarily attributable to increased managed care and Medicare reimbursement rates, an increase in average patient acuity levels, favorable changes in payor mix and Medicaid parity revenue. Contract and other revenue constrained same contract revenue growth by 0.5%. Acquisitions contributed $156.7 million of growth in net revenue and net new contract revenue increased $24.2 million between periods. The 2014 year to date benefit for Medicaid parity revenue recognized is $27.7 million, of which $22.8 million is same contract revenue. Medicaid parity contributed 0.8% of consolidated revenue growth and 0.7% of same contract revenue growth between periods.

$12.9 million of Medicaid parity revenue was recognized in the nine months ended September 30, 2013, $11.8 million of which was same contract.
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
The components of net revenue include revenue from contracts that have been in effect for prior periods (same contracts) and from net, new and acquired contracts during the periods, as set forth in the table below:

	Nine Months Ended September 30,
	2013	2014
	(in thousands)
Same contracts:
Fee for service revenue	$1,078,500	$1,172,550
Contract and other revenue	412,832	405,044
Total same contracts	1,491,332	1,577,594
New contracts, net of terminations:
Fee for service revenue	148,640	177,552
Contract and other revenue	91,492	86,760
Total new contracts, net of terminations	240,132	264,312
Acquired contracts:
Fee for service revenue	29,936	164,023
Contract and other revenue	405	23,032
Total acquired contracts	30,341	187,055
Consolidated:
Fee for service revenue	1,257,076	1,514,125
Contract and other revenue	504,729	514,836
Total net revenue	$1,761,805	$2,028,961
The following table reflects the visits and procedures included within fee for service revenues described in the table above:

	Nine Months Ended September 30,
	2013	2014
	(in thousands)
Fee for service visits and procedures:
Same contracts	6,777	6,878
New and acquired contracts, net of terminations	1,230	1,997
Total fee for service visits and procedures	8,007	8,875
Professional Service Expenses. Professional service expenses, which include physician and provider costs, billing and collection expenses, and other professional expenses, totaled $1.56 billion in the nine months ended September 30, 2014 compared to $1.38 billion in the nine months ended September 30, 2013, an increase of $178.1 million, or 12.9%. This increase between periods is primarily related to our acquisitions and net new contract growth and a 3.3% increase in same contract professional service expenses primarily associated with increases in provider compensation. Professional service expenses as a percentage of net revenue declined to 76.8% in the nine months ended September 30, 2014 from 78.3% in the nine months ended September 30, 2013.
Professional Liability Costs. Professional liability costs were $73.5 million in the nine months ended September 30, 2014 compared to $55.2 million in the nine months ended September 30, 2013, a increase of $18.3 million or 33.1%. Professional liability costs for the nine months ended September 30, 2014 included an increase in prior year professional liability loss reserves of $7.1 million. Excluding the prior year reserve adjustment in 2014, professional liability costs increased $11.2 million, or 20.3%, between periods. The increase was primarily attributed to an increase in provider hours including increases from acquisitions and an increase in allocation rates between periods. Excluding the prior year revenue adjustments in 2014, professional liability costs as a percentage of net revenue were 3.3% in the nine months ended September 30, 2014 and 3.1% in the nine months ended September 30, 2013.
General and Administrative Expenses. General and administrative expenses increased $29.2 million or 17.5% to $195.8 million for the nine months ended September 30, 2014 from $166.6 million in the nine months ended September 30, 2013. General and administrative expenses included contingent purchase compensation expense of $22.5 million for the nine months ended September 30, 2014 compared to $18.6 million of expense for the nine months ended September 30, 2013. Excluding the contingent purchase compensation expense, general and administrative expense increased $25.3 million or 17.1%, to $173.4 million for the nine months ended September 30, 2014 from $148.0 million in the nine months ended September 30, 2013. The increase in general and administrative expenses was due primarily to the inflationary growth in salaries and new positions, increases in incentive and equity based compensation, recruiting costs and legal fees between periods. Included in the increase in general and administrative costs between periods is accelerated recognition of equity compensation expense associated with changes in the vesting requirements on equity awards, primarily related to an amendment to the employment agreement of our Executive Chairman. Total general and administrative expenses as a percentage of net revenue were 9.7% in the nine months ended September 30, 2014 and 9.5% in the nine months ended September 30, 2013. Excluding contingent purchase compensation expense, general and administrative expenses as a percentage of net revenue were 8.5% in the nine months ended September 30, 2014 compared to 8.4% in the nine months ended September 30, 2013.
Other Income. In the nine months ended September 30, 2014, we recognized other income of $3.5 million compared to $2.8 million in the same period in 2013. The income recognized in 2014 includes a $2.3 million net gain on the sale and disposal of assets, including the sale of certain assets associated with our clinic operations and income related to the change in the fair value of assets related to our non-qualified deferred compensation plan. In 2013 the income recognized was primarily related to the change in the fair value of assets related to our non-qualified deferred compensation plan.
Depreciation. Depreciation expense was $15.3 million in the nine months ended September 30, 2014 compared to $12.6 million for the nine months ended September 30, 2013. The increase of $2.8 million was primarily due to capital expenditures in 2014 and 2013.
Amortization. Amortization expense was $35.2 million in the nine months ended September 30, 2014 compared to $27.0 million for the nine months ended September 30, 2013. The increase of $8.2 million was primarily a result of an increase in other intangibles recognized in connection with our acquisitions in 2014 and 2013.
Net Interest Expense. Net interest expense decreased $0.6 million to $10.8 million in the nine months ended September 30, 2014, compared to $11.4 million in the corresponding period in 2013, primarily due to lower outstanding term debt levels and related interest rates partially offset by increased revolver borrowings between periods.
Transaction Costs. Transaction costs were $5.7 million for the nine months ended September 30, 2014 and $1.6 million for the nine months ended September 30, 2013. These costs relate to advisory, legal, accounting and other fees incurred related to acquisition activity during the respective periods.
Earnings before Income Taxes. Earnings before income taxes in the nine months ended September 30, 2014 were $138.4 million compared to $110.7 million in the nine months ended September 30, 2013.
Provision for Income Taxes. The provision for income taxes was $56.5 million in the nine months ended September 30, 2014 compared to $44.6 million in the nine months ended September 30, 2013.
Net Earnings. Net earnings were $81.8 million in the nine months ended September 30, 2014 compared to $66.1 million in the nine months ended September 30, 2013.
Net Earnings Attributable to Noncontrolling Interests. Earnings attributable to noncontrolling interests were $0.2 million for the nine months ended September 30, 2014 and $0.1 million in the nine months ended September 30, 2013.

Net Earnings Attributable to Team Health Holdings, Inc. Net earnings attributable to Team Health Holdings, Inc. were $81.6 million and $65.9 million for the nine months ended September 30, 2014 and September 30, 2013, respectively.
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
Cash flow provided by operations for the nine months ended September 30, 2014 was $106.7 million compared to $106.4 million in the same period in 2013. There were $21.9 million contingent purchase price payments in the nine months ended September 30, 2014 and $0.5 million contingent purchase price payments in the same period in 2013. Excluding the impact of the contingent purchase payments, the operating cash flows in 2014 reflected an increase of $21.7 million, period over period, principally due to an increase in profitability. Cash used in investing activities in the nine months ended September 30, 2014 was $368.4 million compared to $43.4 million in the same period of 2013. The $325.0 million increase in cash used in investing activities was principally due to an increase in cash used for acquisitions between periods. Cash provided by financing activities in the nine months ended September 30, 2014 was $243.0 million compared to $27.7 million in the nine months ended September 30, 2013. The change in financing activities between periods was primarily related to net revolver drawings, partially offset by a decrease in proceeds from stock option exercises and the related tax benefit.
We spent $16.8 million in the first nine months of 2014 and $11.6 million in the first nine months of 2013 on capital expenditures. These expenditures were primarily for billing and information technology investments and related development projects along with projects in support of operational initiatives.
As of September 30, 2014, we had cash and cash equivalents of approximately $13.6 million and total outstanding debt of $716.8 million. There were no known liquidity restrictions or impairments on our cash and cash equivalents as of September 30, 2014. The outstanding debt as of September 30, 2014 includes borrowings under our revolving credit facility in the amount of $227.4 million incurred to fund our recently completed acquisitions. In September, we expanded our revolving credit facility by $100.0 million to $350.0 million and as of September 30, 2014 had $122.6 million of available borrowings under our revolving credit facilities (without giving effect to $6.7 million of undrawn letters of credit).
On October 2, 2014, the Company amended and restated its existing credit facility. The Amendment and Restatement Agreement, among other things, (1) replaced and upsized the existing $275 million Tranche A Term Facility, (2) replaced and upsized the existing $250 million Revolving Credit Facility, (3) extended the maturities of the Tranche A Term Facility and the Revolving Credit Facility from November 1, 2017 to October 2, 2019 and (4) terminated the existing $100 million Interim Revolving Credit Facility. The Company used proceeds from borrowings under the Tranche A Term Facility and the Revolving Credit Facility to repay in full the existing $250 million Tranche B Term Facility , and pay customary fees and expenses associated with the Amendment and Restatement Agreement, with remaining proceeds retained for other future general corporate purposes. After giving effect to the Amendment and Restatement Agreement, the Tranche A Term Facility was increased to $600 million and the Revolving Credit Facility was increased to $650 million. See Note 8 of the accompanying consolidated financial statements for a discussion of our indebtedness.
The senior credit facility agreement contains both affirmative and negative covenants, including limitations on our ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire our capital stock, acquire the capital stock or assets of another business and pay dividends, and requires us to comply with a maximum first lien net leverage ratio, tested quarterly. At September 30, 2014, we were in compliance with all covenants under the senior credit facility agreement. The senior credit facility is secured by substantially all of our U. S. subsidiaries’ assets.
Subject to any contractual restrictions, the Company and its subsidiaries, affiliates or significant shareholders may from time to time, in their sole discretion, purchase, repay, redeem or retire any of the Company’s outstanding equity securities in privately negotiated or open market transactions, by tender offer or otherwise.

We have historically been an acquirer of other physician staffing businesses and related interests. For the nine months ended September 30, 2014, total net cash used in acquisitions, including contingent payments, was $369.1 million. As of September 30, 2014, we estimate future contingent payment obligations to be approximately $33.4 million for acquisitions made prior to September 30, 2014, which we expect to fund over a period of three years. $18.3 million was recorded as a liability on our balance sheet as of September 30, 2014, while the remaining estimated liability of $15.1 million will be recorded as contingent purchase and other acquisition compensation expense over the remaining performance period. See Note 3 of the accompanying consolidated financial statements for a discussion of our acquisitions and related contingent obligations.

We are currently in discussions with certain physician staffing businesses regarding potential acquisition opportunities. If we consummate any of these potential acquisitions, we would expect to fund such acquisitions using our existing cash, through borrowings under our revolving credit facility, or through the issuance of additional debt or equity.
Effective March 12, 2003, we began providing for professional liability risks in part through a captive insurance company. Prior to such date, we insured such risks principally through the commercial insurance market. The change in the professional liability insurance program initially resulted in increased cash flow due to the retention of cash formerly paid out in the form of insurance premiums to a commercial insurance company coupled with a long period (typically 2-4 years or longer on average) before cash payout of such losses occurs. A portion of such cash retained is retained within our captive insurance company and therefore is not immediately available for general corporate purposes. As of September 30, 2014, the current value of cash or cash equivalents and related investments held within the captive insurance subsidiary totaled approximately $93.2 million. Investments of the captive insurance subsidiary are carried at fair market value and as of September 30, 2014 reflected $2.6 million of net unrealized gains. See Note 5 of the accompanying consolidated financial statements for a discussion of the investments held by our captive insurance subsidiary.
Effective June 1, 2014, we renewed our fronting carrier program with a commercial insurance carrier through May 31, 2015. In connection with this renewal, we have paid cash premiums of approximately $14.3 million to the commercial insurance carrier. For the nine months ended September 30, 2014, we funded approximately $29.4 million of premiums to our captive insurance subsidiary.
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

The following table sets forth a reconciliation of net earnings attributable to Team Health Holdings, Inc. to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
	(in thousands)
Net earnings attributable to Team Health Holdings, Inc.	$29,427	$27,586	$65,935	$81,634
Interest expense, net	3,827	3,921	11,363	10,758
Provision for income taxes	19,184	20,895	44,646	56,542
Depreciation	4,281	5,826	12,559	15,315
Amortization	8,665	12,991	27,033	35,203
Other (income) expense(a)	(1,384)	292	(2,848)	(3,457)
Contingent purchase and other acquisition compensation expense(b)	(1,602)	3,086	18,568	22,483
Transaction costs(c)	1,017	3,107	1,590	5,734
Equity based compensation expense(d)	2,906	3,345	6,988	12,693
Insurance subsidiary interest income	444	503	1,308	1,501
Professional liability loss reserve adjustments associated with prior years	—	7,088	—	7,088
Severance and other charges	1,293	381	2,263	1,563
Adjusted EBITDA	$68,058	$89,021	$189,405	$247,057

(a)	Reflects gain or loss on sale of assets, realized gains on investments, and changes in fair value of investments associated with the Company’s non-qualified retirement plan.

(b)	Reflects expense recognized for historical and estimated future contingent payments and other compensation expense associated with acquisitions.

(c)	Reflects expenses associated with accounting, legal, due diligence and other transaction fees related to acquisition activity.

(d)	Reflects costs related to equity awards granted under the Team Health Holdings, Inc. 2009 Amended and Restated Stock Incentive Plan.
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

At September 30, 2014, the fair value of the Company’s total debt, which had a carrying value of $716.8 million, was approximately $701.0 million. The Company had $716.8 million of variable debt outstanding at September 30, 2014, with $241.9 million subject to a 1.0% LIBOR floor. If the market interest rates for the Company’s variable rate borrowings had averaged 1% more subsequent to December 31, 2013, the Company’s interest expense would have increased, and earnings before income taxes would have decreased, by approximately $3.0 million for the nine months ended September 30, 2014. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management could take actions in an attempt to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company’s financial structure.

Item 4.	Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired objectives. As of September 30, 2014, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting: There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
On September 3, 2013, the Company received a subpoena from the U.S. Department of Health and Human Services Office of Inspector General. The subpoena requests copies of certain documents that are primarily related to the Company’s services at hospitals that were affiliated with Health Management Associates, Inc. (the HMA) and subsequently acquired by Community Health Systems. The Company is cooperating with the government in its investigation.

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
As of the date of this report, H. Lynn Massingale, M.D., our Executive Chairman, and Oliver Rogers, our Executive Vice President and Chief Operating Officer, were the only executive officers that have entered into Rule 10b5-1 trading plans that remain in effect. Greg Roth, a member of our Board, also has a Rule 10b5-1 trading plan in effect.
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

10.1
Third Amendment to Amended and Restated Employment Agreement, dated May 20, 2014, between Team Health, Inc. and H. Lynn Massingale, M.D. (incorporated by reference to Exhibit 10.1 of Team Health Holdings, Inc.’s Current Report on Form 8-K (File No. 001-34583) dated May 22, 2014)

10.2
Incremental Amendment No. 2, dated as of September 9, 2014, to the Credit Agreement, dated June 29, 2011, among Team Health Holdings, Inc., Team Health, Inc., JPMorgan Chase Bank, N.A., and the other agents party thereto (incorporated by reference to Exhibit 10.1 of Team Health Holdings, Inc.'s Current Report on Form 8-K (File No. 001-34583) dated September 9, 2014)

31.1	Certification by Michael D. Snow for Team Health Holdings, Inc. dated November 4, 2014 as required by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification by David P. Jones for Team Health Holdings, Inc. dated November 4, 2014 as required by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Certification by Michael D. Snow for Team Health Holdings, Inc. dated November 4, 2014 as required by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.2	Certification by David P. Jones for Team Health Holdings, Inc. dated November 4, 2014 as required by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2014 and December 31, 2013, (ii) Consolidated Statement of Operations for the three and nine months ended September 30, 2014 and 2013, (iii) Consolidated Statement of Cash Flows for the nine months ended September 30, 2014 and 2013, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

TEAM HEALTH HOLDINGS, INC.

November 4, 2014	/S/ MICHAEL D. SNOW
Michael D. Snow President and Chief Executive Officer

November 4, 2014	/S/ DAVID P. JONES
David P. Jones Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

3.1	Certificate of Incorporation of Team Health Holdings, Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed on December 18, 2009: File No. 001-34583)

3.2	Amended and Restated By-laws of Team Health Holdings, Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed on April 18, 2013: File No. 001-34583)

10.1
Third Amendment to Amended and Restated Employment Agreement, dated May 20, 2014, between Team Health, Inc. and H. Lynn Massingale, M.D. (incorporated by reference to Exhibit 10.1 of Team Health Holdings, Inc.’s Current Report on Form 8-K (File No. 001-34583) dated May 22, 2014)

10.2
Incremental Amendment No. 2, dated as of September 9, 2014, to the Credit Agreement, dated June 29, 2011, among Team Health Holdings, Inc., Team Health, Inc., JPMorgan Chase Bank, N.A., and the other agents party thereto (incorporated by reference to Exhibit 10.1 of Team Health Holdings, Inc.'s Current Report on Form 8-K (File No. 001-34583) dated September 9, 2014)

31.1	Certification by Michael D. Snow for Team Health Holdings, Inc. dated November 4, 2014 as required by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification by David P. Jones for Team Health Holdings, Inc. dated November 4, 2014 as required by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Certification by Michael D. Snow for Team Health Holdings, Inc. dated November 4, 2014 as required by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.2	Certification by David P. Jones for Team Health Holdings, Inc. dated November 4, 2014 as required by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2014 and December 31, 2013, (ii) Consolidated Statement of Operations for the three and nine months ended September 30, 2014 and 2013, (iii) Consolidated Statement of Cash Flows for the nine months ended September 30, 2014 and 2013, and (iv) Notes to Consolidated Financial Statements.