Form 10-K
period 2014-12-31
TEAM HEALTH HOLDINGS INC.
filed 2015-02-10
CIK 1082754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                      to                     .
Commission File Number 001-34583

Team Health Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	36-4276525
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)
265 Brookview Centre Way
Suite 400
Knoxville, Tennessee 37919
(865) 693-1000
(Address, zip code, and telephone number, including
area code, of registrant’s principal executive office.)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange where registered
common stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

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
(do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☑
As of June 30, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting and non-voting common equity held by non-affiliates (for this purpose, all outstanding and issued common stock minus stock held by the officers, directors and known holders of 10% or more of the registrant’s common stock) was $3.5 billion, based on the closing price of the registrant’s common stock reported on the New York Stock Exchange on such date of $49.94 per share.
As of February 5, 2015, there were outstanding 71,376,263 shares of common stock of Team Health Holdings, Inc, with a par value of $.01.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission relating to the 2015 Annual Meeting of Shareholders, which statement will be filed pursuant to Regulation 1YA not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference into Part III of this report.

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
Our Company
We believe we are one of the largest suppliers of outsourced healthcare professional staffing and administrative services to hospitals and other healthcare providers in the United States, based upon revenues, patient visits, and number of clients. We serve approximately 990 civilian and military hospitals, clinics and physician groups in 47 states with a team of more than 13,000 affiliated healthcare professionals, including physicians, physician assistants, nurse practitioners, and nurses. We recruit and contract with healthcare professionals who then provide professional services within third-party healthcare facilities. We are a physician-founded organization with physician leadership throughout all levels of our organization. Since our inception in 1979, we have provided outsourced services in emergency departments (EDs). We also provide comprehensive programs for anesthesiology, inpatient services (hospitalists comprising the specialties of internal medicine, orthopedic surgery, general surgery and OB/GYN), urgent care, pediatrics and other healthcare services, by providing permanent staffing that enables the management teams of hospitals and other healthcare facilities to outsource certain management, recruiting, hiring, payroll, billing and collection and benefits functions.
EDs are a significant source of hospital inpatient admissions with a majority of admissions for key medical service lines starting in EDs, making successful management of this department critical to a hospital’s patient satisfaction rates and overall success. This dynamic, combined with the challenges involved in billing and collections and physician recruiting and retention, is a primary driver for hospitals to outsource their clinical staffing and management services to companies such as ours. For the year ended December 31, 2014, our clinicians provided services to over 12 million patients within our EDs. Our net revenues from ED contracts increased by approximately 72% from the beginning of 2010 through 2014, or at a compound annual growth rate of approximately 14.6%. We have long-term relationships with customers under exclusive ED contracts with an approximate 98% renewal rate and a 94% physician retention rate as of December 31, 2014 (calculated on a preceding 12 months basis). The EDs that we staff are generally located in mid-sized to larger hospitals. We believe our experience and expertise in managing the complexities of these high-volume EDs enable our hospital clients to provide higher quality and more efficient physician and administrative services. In this type of setting, we can establish stable long-term relationships, recruit and retain high quality physicians and other providers and staff, and obtain attractive payor mixes and reasonable margins.
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
We are a national company delivering our services through 21 regional operating units located in key geographic markets. Our operating model enables us to provide a localized presence combined with the benefits of scale in centralized administrative and other back office functions that accrue to a larger, national company. The teams in our regional offices are responsible for managing our client relationships and providing healthcare administrative services.
Team Health Holdings, Inc., is a corporation organized under the laws of the State of Delaware in 2009. On December 21, 2009, we completed the initial public offering of our common stock, in which we issued a total of 15,295,000 shares of our common stock (after exercise by the underwriters of their over-allotment option). Our common stock is traded on the New York Stock Exchange (NYSE) under the symbol “TMH.”

Service Lines
We provide a full range of outsourced physician staffing and administrative services in emergency medicine, anesthesiology, inpatient services (hospitalists comprising the specialties of internal medicine, critical care, orthopedic surgery, general surgery, and OB/GYN), scribes, urgent care, pediatrics and other hospital-based functions. We also provide a full range of healthcare management services to military treatment and government facilities. In addition to physician-related services within a military treatment facility setting, we also provide non-physician staffing services, including such services as para-professional providers, nursing, specialty technicians and administrative staffing to military and government facilities.
Emergency Department. We believe we are one of the largest providers of outsourced clinical staffing and administrative services for EDs in the United States, based upon revenues and patient visits. We contract with hospitals to provide qualified emergency physicians, physician assistants and nurse practitioners for their EDs. In addition to the core services of contract management, recruiting, credentials coordination, staffing and scheduling, we provide our client hospitals with enhanced services designed to improve the efficiency and effectiveness of their EDs. We have specific programs that apply proven process improvement methodologies to departmental operations. By providing these enhanced services, we believe we increase the value of services we provide to our clients and improve client relations. Additionally, we believe these enhanced services also differentiate us from our competitors in sales situations and improve our chances of being selected in a competitive bidding process. As of December 31, 2014, we independently contracted with or employed approximately 4,200 hospital-based emergency physicians. Net revenues derived from our ED service line were 69%, 67% and 68% of our consolidated net revenues in 2012, 2013 and 2014, respectively.
Anesthesiology. We provide outsourced anesthesiology and pain management solutions to hospitals and ambulatory surgery centers on a ‘turn-key’ basis. The services provided by our anesthesiologists, certified registered nurse anesthetists (CRNAs), and anesthesiologist assistants include anesthesia for the full range of surgical subspecialties, including cardiac, pediatric, trauma, ambulatory, orthopedic, obstetrical, general and ear, nose and throat, as well as interventional pain management. We also provide comprehensive administrative oversight and business management of these services, including processes designed to improve the efficiency and effectiveness of the anesthesiology department and the hospital’s surgical services. We believe that this, along with our industry reputation and our focus on high levels of customer service, provide us with key market differentiation. As of December 31, 2014, we independently contracted with or employed approximately 400 anesthesiologists. Net revenues derived from our anesthesiology service line were 8%, 10% and 11% of our consolidated net revenues in 2012, 2013 and 2014, respectively.

Inpatient Services (Hospitalists Comprising the Specialties of Internal Medicine, Critical Care, Orthopedic Surgery, General Surgery and OB/GYN). We provide physician staffing and administrative functions for inpatient services, which include hospital medicine, intensivist and house coverage services. Our inpatient contracts with hospitals are generally on a cost-plus or flat rate basis. We also contract directly with health plans. As of December 31, 2014, we independently contracted with or employed approximately 1,000 inpatient physicians. Net revenues derived from our inpatient services operations were 11% of our consolidated net revenues in 2012, 12% in 2013 and 12% in 2014.
Military Staffing Services. We provide physician and other non-physician staffing services, including such services as nursing, specialty technician and administrative staffing, primarily in military treatment and outpatient clinical facilities within the United States. These services are generally provided on an hourly contract basis. Net revenues derived from our military staffing services line were 5%, of our consolidated net revenues in 2012, and 2013 and 4% in 2014.
Temporary Staffing. We provide temporary staffing (locum tenens) of physicians and advanced practice clinicians to hospitals and other healthcare organizations through our subsidiary. Temporary staffing specialties placed include anesthesiology, hospitalists, primary care, radiology, psychiatry and emergency medicine, among others. Revenues from these services are generally derived from a standard contract rate based upon the type of service provided. Customers include hospitals, military treatment facilities and medical groups.
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
Scribes. Through our newly acquired medical scribes company, PhysAssist, we provide documentation services to physicians and other medical personnel in a variety of healthcare environments.

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
Medical Call Center Services. Through our subsidiary we provide medical call center services to hospitals, physician groups and managed care organizations. Our 24-hour medical call center is staffed by registered nurses and specially trained telephone representatives with consultation available from practicing physicians.
The services provided include:

•	physician after-hours call coverage;

•	community nurse lines;

•	ED advice calls;

•	physician referral;

•	class scheduling;

•	appointment scheduling; and

•	web response.
In addition,we can provide our ED clients with outbound follow-up calls to patients who have been discharged from an ED. We believe this service results in increased patient satisfaction and decreased liability for the hospital.
Our Medical Call Center is one of the few call centers nationwide that is accredited by the Utilization Review Accreditation Committee, an independent nonprofit organization that provides accreditation and certification programs for call centers.
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
Military Treatment and Government Facilities. Our present contracts to provide staffing for military treatment and government facilities generally provide such staffing on an hourly or contracted fee basis.
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
Our contracts with physicians generally have automatic renewal provisions and can be terminated at any time under certain circumstances by either party without cause, typically upon 90 to 180 days notice. Our physician contracts may also be terminated immediately for cause by us under certain circumstances. In addition, we have generally required physicians to sign non-competition and non-solicitation agreements. Although the terms of our non-competition and non-solicitation agreements vary from physician to physician, they generally restrict the physician for two years after termination from divulging confidential information, soliciting or hiring our employees and physicians, inducing termination of our agreements, competing for and/or soliciting our clients and, in limited cases, providing services in a particular geographic region. As of December 31, 2014, we had working relationships with approximately 6,500 physicians, of which approximately 3,800 were independently contracted. See “Risk Factors—Risks Related to Our Business—If we are not able to successfully recruit and retain qualified physicians and nurses to serve as our independent contractors or employees, our net revenues could be adversely affected.”
Other Healthcare Professionals. We utilize other advanced practice clinicians, such as physician assistants, nurse practitioners, certified registered nurse anesthetists and anesthesiologist assistants to assist physicians when staffing our hospital-based facilities. We also provide other healthcare professionals such as nurses, specialty technicians and administrative support staff on a contractual basis to military treatment and government facilities. As of December 31, 2014, we employed or contracted with approximately 7,000 other healthcare professionals.
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

Recruiting. Many healthcare facilities lack the resources necessary to identify and attract specialized, career-oriented physicians. We have a staff of more than 100 professionals dedicated to the recruitment of qualified physicians and other clinicians. These professionals are regionally located and focus on matching qualified, career-oriented physicians with healthcare facilities. Common recruiting methods include the use of our robust residency relations program, proprietary national physician database, attendance at trade shows, the placement of website and professional journal advertisements, telemarketing efforts, and referrals from our existing providers.
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
We have interfaced a number of other software systems with our billing system to further improve productivity and efficiency. Foremost among these is an electronic registration interface that has the capability to gather registration information directly from a hospital’s management information system. Additionally, we have invested in electronic submission of claims and remittance posting, as well as electronic chart capture, workflow, and online coding. These programs have resulted in lower labor and postage expenses. During 2014, approximately 95% of our more than twelve million fee for service patient visits were processed by one of our four billing locations.

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
Risk Management. Through the organization’s Patient Safety Organization (PSO), claims management staff, quality assurance staff, Chief Risk Officer, and medical directors, we manage an aggressive risk management program for loss prevention and early intervention. We are proactive in promoting early reporting, evaluation and resolution of serious incidents that may evolve into claims or suits. Our risk management function is designed to prevent or minimize medical professional liability claims and includes:

•	incident reporting systems through which we monitor events that may potentially become claims;

•	tracking/trending the cause of events and claims looking for preventable sources of erroneous medical treatment or decision-making;

•	risk management quality improvement programs;

•	physician education and service programs, including peer review and monitoring and the provision of more than 300,000 hours of Category I continuing medical education credits in 2014;

•	collection of loss prevention information available to affiliated providers, enabling them to review current topics in medical care; and

•	early intervention in potential professional liability claims.
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

Patient Safety Organization. We have established a federally qualified PSO, whose mission is to improve patient care by conducting quality and safety analyses. Through the protection of the Patient Safety and Quality Improvement Act of 2005 and implementing regulations, confidentiality is afforded all patient safety work product analyzed within the PSO. The TeamHealth PSO creates a secure environment that enables professional analyses of clinical issues so that best practices can be developed and shared in a confidential environment that fosters a culture of continuous quality improvement in patient care and safety.
Continuing Medical Education Services. The TeamHealth Institute is fully accredited by the Accreditation Council for Continuing Medical Education and the American Nurses Credentialing Center. This allows us to grant our clinicians continuing medical education credits for both externally and internally developed educational programs at a lower cost than if such credits were earned through external programs. In addition to providing life support certification courses, we have designed a series of client support educational seminars for physicians, nurses and other personnel to learn specific techniques for becoming more effective communicators and delivering top-quality customer service.
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
Operations
We currently have multiple principal service lines located at 21 regional sites. Our regional sites are listed in the table below. The ED, Anesthesia and Inpatient Services units are managed by senior physician and business leaders with profit and loss accountability and the responsibility for pricing new contracts, recruiting and coordinating the schedules of physicians and other healthcare professionals, marketing locally and conducting day-to-day operations. The management of corporate functions such as accounting, payroll, billing and collection, capital spending, information systems and legal services are centralized.

Name	Location	Principal Services
After Hours Pediatrics	Tampa, FL	Pediatrics
D&Y	Huntsville, AL	Locum Tenens
Heath Care Financial Services	Knoxville, TN	Billing
PhysAssist of TeamHealth	Fort Worth, TX	Scribes
Premier of TeamHealth	Dayton, OH	Emergency Medicine
Spectrum Healthcare Resources	St. Louis, MO	Military Staffing
TeamHealth Acute Care Services	Morrisville, NC	Specialty Hospitalist
TeamHealth Anesthesia	Denver, CO	Anesthesia
TeamHealth Anesthesia	Palm Beach Gardens, FL	Anesthesia
TeamHealth Atlantic	Knoxville, TN	Emergency Medicine
TeamHealth Central	Chicago, IL	Emergency Medicine
TeamHealth Central	Lexington, KY	Emergency Medicine
TeamHealth Hospital Medicine	Plantation, FL	Inpatient Services
TeamHealth Mid-Atlantic	Knoxville, TN	Emergency Medicine
TeamHealth Northeast	Middleburg Heights, OH	Emergency Medicine
TeamHealth Northeast	Woodbury, NJ	Emergency Medicine
TeamHealth Southeast	Plantation, FL	Emergency Medicine
TeamHealth Urgent Care	Amherst, NY	Urgent Care Services
TeamHealth West	Oklahoma City, OK	Emergency Medicine
TeamHealth West	Pleasanton, CA	Emergency Medicine
TeamHealth West	Seattle, WA	Emergency Medicine
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
Employees and Independent Contractors
As of December 31, 2014, we had approximately 13,200 employees, of which approximately 3,800 worked in billing and collections, operations and administrative support functions, approximately 2,700 were physicians and approximately 6,700 were other healthcare providers. In addition, we had agreements with approximately 4,000 independent contractors, of whom approximately 3,800 were physicians.

Competition
The market for outsourced ED staffing and management services is highly fragmented. We believe there are approximately 2,800 hospitals in our target market that operate full-time EDs, of which approximately 2,250 outsource to a national, regional or local emergency physician group. Of these hospitals that outsource, we believe approximately 41% contract with a local provider, approximately 18% contract with a regional provider and approximately 41% contract with a national provider.
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
The market for outsourced professional anesthesia services is large, diverse and highly fragmented, with approximately 2,400 hospitals in our target market, of which approximately 1,765 outsource to a national, regional or local anesthesia physician group. Of those that outsource, local groups hold the majority of the market, with approximately 75% of the hospitals outsourcing to local groups. The remaining 25% of the hospitals outsource to either regional or national groups.
We believe Mednax, Inc. and Sheridan Healthcare, a subsidiary of AmSurg Corp. are two of the largest providers in the anesthesia services market. There are several smaller companies, including several backed by private equity investors, that provide outsourced anesthesia services and that operate in multiple states.
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
Financial Information About Segments
The Company provides its services through ten operating segments which are aggregated into two reportable segments, Healthcare Staffing and Other Services. The Healthcare Staffing segment, which is an aggregation of emergency medicine, anesthesia, specialty surgery and locums staffing, provides comprehensive healthcare service programs to users and providers of healthcare services on a fee for service as well as a cost plus or contract basis. The Other Services segment is an aggregation of hospital medicine, military and government healthcare staffing, scribes, clinical services, nurse call center operations, as well as billing, collection and consulting services that provides a range of other comprehensive healthcare services. See Note 22 to our financial statements included in Part II, Item 8 of this report for financial information of the Company's reportable segments.
Regulatory Matters
General. As a participant in the healthcare industry, our operations and relationships with healthcare providers such as hospitals are subject to extensive and increasing regulations by numerous federal, state and local governmental entities. The management services we provide under contracts with hospitals and other clients include:

•
the identification and recruitment of physicians and other healthcare professionals for the performance of emergency medicine, anesthesiology, hospital medicine, and other services at hospitals and other facilities;

•	utilization review of services and administrative overhead;

•	schedule coordination for staff physicians and other healthcare professionals who provide clinical coverage in designated areas of healthcare facilities; and

•	administrative services such as billing and collection of fees for professional services.
All of the above services are subject to changes in Medicare reimbursement. On November 13, 2014, the Centers for Medicare and Medicaid Services (CMS) released its final 2015 Medicare Physician Fee Schedule (MPFS) payment changes covering the period from January 1, 2015 through December 31, 2015. In December 2013, Congress reached bipartisan, bicameral agreement on legislation to permanently repeal and replace the sustainable growth rate (SGR) formula, however there was a failure to reach agreement on how to finance the legislation. As a result, Congress took legislative action to avoid a 24% reduction in Medicare payments to physicians in 2014 due to application of the SGR by passing a three-month 0.5% increase in Medicare physician payments for January 1, 2014 through March 31, 2014, The Protecting Access to Medicare Act of 2014, enacted on April 1, 2014, extended the 0.5% increase through December 31, 2014 and provided for a zero percent update to Medicare physician payments for services furnished between January 1, 2015 and March 31, 2015. If further regulatory or Congressional action is not taken, a payment cut of 21.2% will go into effect on April 1, 2015
In addition to changes in reimbursement, these services are potentially subject to scrutiny and review by federal, state and local governmental entities and are subject to the rules and regulations promulgated by these governmental entities. Specifically, but without limitation, the following laws and regulations may affect our operations and contractual relationships:
Laws Regarding Licensing, Certification, and Enrollment. We and our affiliated healthcare providers are subject to various federal, state and local licensing and certification laws and regulations and accreditation standards and other laws relating to, among other things, the adequacy of medical care, equipment, personnel and operating policies and procedures. We are also subject to periodic inspection by governmental and other authorities to assure continued compliance with the various standards necessary for licensing and accreditations. The Patient Protection and Affordable Care Act (PPACA) also adds new screening requirements for enrollment and re-enrollment, as well as enhanced oversight periods for new providers and suppliers, and new requirements for Medicare and Medicaid program providers and suppliers to establish compliance programs. CMS published a final rule on February 2, 2011 establishing procedures for provider screening and oversight, and increased enforcement activity related to enrollment is expected. We believe we are in substantial compliance with the final rule.
State Laws Regarding Prohibition of Corporate Practice of Medicine and Fee Splitting Arrangements. The laws and regulations relating to our operations in 47 states vary from state to state and many states prohibit general business corporations from practicing medicine, controlling physicians' medical decisions or engaging in some practices such as splitting professional fees with physicians. We believe that we are in substantial compliance with state laws prohibiting the corporate practice of medicine and fee-splitting. We currently employ or contract with providers or physician-owned professional corporations to provide outsourced staffing and administrative services to healthcare facilities in the 47 states in which we provide services. Other parties may assert that, despite the way we are structured, some part of the Company could be engaged in the corporate practice of medicine or unlawful fee-splitting. Were such allegations to be asserted successfully before the appropriate judicial or administrative forums, we could be subject to adverse judicial or administrative penalties, certain contracts could be determined to be unenforceable and we may be required to restructure our contractual arrangements. The laws of other states, including Florida, where we derived approximately 18% of our net revenues in 2014, do not prohibit non-physician entities from employing physicians to practice medicine but may retain a ban on some types of fee-splitting arrangements.
Debt Collection Regulation. Some of our operations are subject to compliance with the Fair Debt Collection Practices Act (FDCPA), the Telephone Consumer Protection Act (TCPA) and comparable statutes and licensure in many states. Under the FDCPA and TCPA, a third-party collection company is restricted in the methods it uses in contacting consumer debtors and eliciting payments with respect to placed accounts. Requirements under state collection agency statutes vary; however, most require compliance similar to that required under the federal Fair Debt Collection Practices Act. We believe that we are in substantial compliance with the federal FDCPA and TCPA and comparable state statutes.
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
As authorized by Congress, the Office of Inspector General (OIG) of the Department of Health and Human Services (HHS) has issued safe harbor regulations that immunize certain business arrangements from prosecution under the Anti-Kickback Statute. The fact that a given business arrangement does not fall within one of these safe harbor provisions does not render the arrangement illegal, but business arrangements of healthcare service providers that fail to satisfy the applicable safe harbor criteria are reviewed based upon a facts and circumstances analysis to determine whether a violation may have occurred. Some of the financial arrangements that we may maintain may not meet all of the requirements for safe harbor protection. The authorities that enforce the Anti-Kickback Statute may in the future determine that one or more of these financial arrangements violate the Anti-Kickback Statute or other federal or state laws. A determination that a financial arrangement violates the Anti-Kickback Statute could subject us to liability under the SSA, including criminal and civil penalties, as well as exclusion from participation in government programs such as Medicare and Medicaid or other federal healthcare programs. Many states in which we operate have similar types of state laws.
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
In addition, an increasing number of states in which we operate have laws that prohibit some direct or indirect payments, similar to the Anti-Kickback Statute, if those payments are designed to induce or encourage the referral of patients to a particular provider. Most states have anti-kickback statues that prohibit kickbacks relating to services provided to Medicaid beneficiaries. Some state statutes are broader and cover all patients. Possible sanctions for violation of these restrictions include exclusion from state-funded healthcare programs, loss of licensure, and civil and criminal penalties. Statutes vary from state to state, are often vague, and may not have been interpreted by courts or regulatory agencies. We cannot assure you that state regulators will not successfully challenge our arrangements under state anti-kickback statutes

Physician Self-Referral Laws. Our contractual arrangements with physicians and hospitals may implicate the federal physician self-referral statute commonly known as the Stark Law. The Stark Law prohibits the referral of Medicare and Medicaid beneficiaries for any “designated health services” to an entity if the physician or a member of such physician's immediate family has a “financial relationship” with the entity, unless an exception in the Stark Law or regulations applies.
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
False Claims Act. Our arrangements and operations may implicate other healthcare fraud and abuse laws, including federal and certain state laws related to false claims. For example, section 1128B of SSA, commonly referred to as the Federal False Claims Act, imposes criminal liability on individuals who or entities that knowingly and willfully make or cause to be made any false statement of material fact in any application for any payment, or for use in determining rights to such payment, under a federal healthcare program. The statute also sets forth other specific activities that constitute the submission of false statements or representations. A violation of such section by a healthcare provider is a felony, and may result in fines up to $50,000 and exclusion from participation in federal healthcare programs.
The Federal False Claims Act also imposes civil liability on individuals and entities that submit or cause to be submitted false or fraudulent claims for payment to the government. Violations of the Federal False Claims Act may include treble damages and penalties of up to $11,000 per false or fraudulent claim.
The Fraud Enforcement and Recovery Act (FERA), enacted on May 20, 2009, greatly expanded the reach of the Federal False Claims Act by eliminating the prior requirement that a false claim be presented to a federal official, or that such a claim directly involve federal funds. FERA clarifies that liability attaches whenever an individual or entity makes a false claim to obtain money or property, any part of which is provided by the government, without regard to whether the individual or entity makes such claim directly to the federal government. Consequently, under FERA, liability attaches when such false claim is submitted to an agent acting on the government's behalf or with a third party contractor, grantee or other recipient of such federal money or property. Additionally, under FERA, individuals and entities violate the Federal False Claims Act by knowingly retaining historic improper payments (overpayments/overprovisions) even if the individual or entity did not make claim for such payments.
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
Other Healthcare Fraud and Abuse Laws. In addition to the Federal False Claims Act, under the Health Insurance Portability and Accountability Act of 1996 (HIPAA) there are five additional federal criminal statutes: “healthcare fraud,” “false statements relating to healthcare matters,” “theft or embezzlement in connection with healthcare,” “obstruction of criminal investigations of healthcare offenses,” and “laundering of monetary instruments.” These HIPAA criminal statutes encompass fraud against private payors. Violations of these statutes constitute felonies and may result in fines, imprisonment, and/or exclusion from government-sponsored programs. The “healthcare fraud” provisions of HIPAA prohibit knowingly and willfully executing a scheme or artifice to defraud any healthcare benefit program, including private payors. The “false statements” provisions of HIPAA prohibit knowingly and willfully falsifying, concealing or covering up a material fact by any trick, scheme or device or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services.
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
The American Recovery and Reinvestment Act (ARRA), its amendments and its regulations, include additional requirements related to the privacy and security of patient information. It extends compliance with the Privacy Rule and Security Rule to business associates; requires, in certain instances, the reporting of incidents where the security of patient information has been compromised; increases penalties for HIPAA violations; and provides state attorneys general with enforcement authority over the Privacy Rule and Security Rule. ARRA’s breach notification provisions provide that in the event of a breach of “unsecured” patient information, disclosure must be made to the patient, the Secretary of HHS, and in some cases the media. Electronic patient information is “unsecured” if it is not encrypted in accordance with standards required by HHS. At this time we believe that our operations currently encrypt electronic patient information in accordance with HHS standards.
The HIPAA statute, as amended by ARRA, includes penalties for violations of the HIPAA regulations and extends the reach of these penalties to business associates, such as the Company. The Secretary of HHS is permitted to impose civil penalties for violations of HIPAA requirements ranging from $100 to $50,000 per violation (with an annual maximum of $25,000 to $1,500,000 in penalties per calendar year for the same type of violation). The Department of Justice has the authority to enforce criminal violations of HIPAA that include fines of between $50,000 and $250,000, and 10 years' imprisonment, or both. Criminal offenses include knowingly (i) using or causing to be used a unique health identifier in violation of the privacy standards, (ii) obtaining individually identifiable health information relating to an individual in violation of the privacy standards, or (iii) disclosing individually identifiable health information to another person in violation of the privacy standards. Other bases for criminal prosecution, for example, include committing an offense with the intent to use individually identifiable health information for commercial advantage, personal gain, or malicious harm. Further, state attorneys general are empowered to bring suit on behalf of residents of their state for injunctions, statutory damages, and attorneys' fees.
On January 25, 2013, a final rule published in the Federal Register implemented modifications to the HIPAA Privacy, Security, and Enforcement Rules as required by ARRA, such as business associate compliance, reporting of data breaches, changes to enforcement practice, as well as modifications as required in the Genetic Information Nondiscrimination Act. The final rule revised the "harm standard" used to determine when entities are required to report data breaches, which will likely result in covered entities and business associates having to report virtually all breaches. The final rule also made covered entities liable for the acts of their business associates and business associates liable for the acts of their subcontractors, who are now also deemed business associates.
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
The U.S. healthcare industry's transition from ICD-9 to ICD-10 for medical diagnosis and inpatient procedure coding will occur in two stages, each requiring significant investment in appropriate software as well as training and changes in business operations and workflows. Disruptions in service may also occur as a result of these changes. As of January 1, 2012, all standards for electronic healthcare transactions related to claims, eligibility inquiries, and remittance advice were required to be converted to Version 5010, which accommodates the ICD-10 codes. The implementation date of ICD-10 coding itself has been delayed multiple times. Following Congressional action in April 2014, CMS issued a final rule delaying the date on which ICD-10 codes must be used on all HIPAA transactions, including outpatient claims and inpatient claims, to October 1, 2015.
In July 2010, HHS issued regulations establishing the technical capabilities required for certified electronic health record technology and “meaningful use” objectives that providers must meet to qualify for bonus payments under the Medicare Program. Bonus payments began in May 2011 and will continue until 2016. Starting in 2015, Medicare reimbursement will be adjusted for providers that have not demonstrated meaningful use. HHS has issued a series of regulations establishing standards, implementation specifications, certification criteria and reporting requirements that providers must meet to qualify for “meaningful use” bonus payments. Significant expenditures may be necessary to facilitate connectivity to hospital systems or otherwise develop e-prescribing and electronic medical record capabilities.
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
We could also be negatively affected if the federal government or the states reduce funding of Medicare, Medicaid and other federal and state healthcare programs in response to increasing deficits in their budgets. For example, debt ceiling legislation enacted on August 2, 2011 established a bipartisan, bicameral panel to identify up to $1.5 trillion in spending cuts. The failure of that panel to reach consensus triggered 2% across-the-board cuts in Medicare reimbursement starting April 1, 2013. The Bipartisan Budget Act of 2013 (Budget Act) enacted on December 26, 2013 provides limited relief from sequestration cuts for certain defense and non-defense spending for fiscal years 2014 and 2015, but the 2% cuts in Medicare reimbursement will continue in 2015 unless additional Congressional action is taken. Further, the Budget Act extended sequestration for mandatory programs, including Medicare, for another two years and Congressional action in February 2014 further extended the sequestration cuts for an additional year through 2024.
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
PPACA includes provisions to test new payment and delivery models, such as accountable care organizations, bundled payment arrangements, and patient-centered medical homes, which require collaboration among providers and integration of care in order to reduce costs and increase quality. There are similar reductions and reforms under the Medicaid program. PPACA also provides Medicare bonus payments to primary care physicians and general surgeons practicing in health professional shortage areas as well as increased Medicaid payments for primary care services furnished by certain physicians at the Medicare rates in 2013 and 2014. A limited number of the Company’s providers qualified for the increased Medicaid payments in certain states in 2013 and 2014. Congress has not acted to extend federal funding for the enhanced Medicaid payments, which expired on December 31, 2014.
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
On June 28, 2012, the Supreme Court upheld the constitutionality under Congress's taxing power of the requirement in PPACA that individuals maintain health insurance or pay a penalty. The Supreme Court upheld the PPACA provision expanding Medicaid eligibility to new populations as constitutional, but only so long as the expansion of the Medicaid program is optional for the states. States that choose not to expand their Medicaid programs to newly eligible populations in PPACA can only lose the new federal Medicaid funding in PPACA but not their eligibility for existing federal Medicaid matching payments. Although 27 states and the District of Columbia to date have announced their intention to expand their Medicaid programs and several more are considering expansion, approximately 20 states, including states in which we do business, have announced that they will not expand, are leaning toward not expanding or are still undecided. As there is no deadline for states to implement the Medicaid expansion, it is unclear at this time how many states will ultimately expand their Medicaid programs under PPACA.
We believe that upholding the current PPACA law means that there is an increased likelihood that there will be more people in the U.S. marketplace who will have access to health insurance benefits. However, it is unclear what the pricing will be for covered services under those health insurance benefits or what the effect will be in states that do not expand their Medicaid programs. Further, it is unclear if additional challenges to the health reform law, such as the challenge to the provision of federal subsidies to individuals who purchase health insurance through a federally-facilitated exchange which will be decided by the Supreme Court in June 2015, or changes to the controlling party in Congress, will affect how the law is implemented or its impact on insurance coverage rates across the country.
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
Certain changes to payor mix may also affect our revenue and business operations. PPACA is expected to bring into the covered health benefits population approximately 26 million new lives. Some will be covered under private health insurance. Others will be covered under optional new eligibility standards for Medicaid. Historically and generally speaking, payment rates from private health insurance for physician services have been greater than the Medicaid rates for the same services. However, at this time we cannot accurately estimate the payment rates for these new lives expected to be brought into the covered health benefits population. Our revenue could be adversely impacted if states aggressively pursue lower rates or cost containment strategies as a result of any expansion of their existing Medicaid programs to include newly eligible populations under PPACA. This possible expansion comes at a time of increasing state budget deficits. Also, as states create exchanges to facilitate coverage for new lives expected to be brought into the covered health benefits population, there may be increased pricing pressure on providers, regardless of payor.
Under Medicare law CMS is required to update the MPFS payment rates annually based on a formula which includes application of the SGR that was adopted in the Balanced Budget Act of 1997. This formula has yielded negative updates every year beginning in 2002, although CMS was able to take administrative steps to avert a reduction in 2003, and Congress has taken a series of legislative actions to prevent reductions from 2004 through March 31, 2015. If further regulatory or Congressional action is not taken, a payment cut of 21.2% will go into effect on April 1, 2015.
In November 2014, CMS released the final rule to update the 2015 MPFS. Included in the final rule are changes in reimbursement that are overall budget neutral, but redistribute payments among different medical specialties. We estimate that the final 2015 MPFS rule increases 2015 reimbursement rates to emergency medicine providers by approximately 1% and does not change 2015 reimbursement rates to anesthesiologists. For 2013 and 2014, eligible professionals earned a bonus payment of 0.5% for satisfactory reporting under the Physician Quality Reporting System (PQRS). Starting in 2015, a downward payment adjustment will apply to physicians who do not satisfactorily report data on quality measures under the PQRS. Additionally, effective as of January 1, 2013, Medicare now pays CRNAs for all anesthesiology and pain management services that they are permitted to provide under state scope of practice laws.
In November 2012, CMS released a final rule to increase Medicaid payments for primary care services furnished by certain physicians to the Medicare rates in 2013 and 2014. Physicians were determined to be eligible for the increased Medicaid payments if they maintain a current board certification in internal medicine, family medicine, or pediatric medicine and greater than 60% of their billings are the qualifying primary care evaluation and management codes. Certain states imposed additional requirements that affect a physician’s eligibility for the increased Medicaid payments even for those physicians who maintain an appropriate board certification, including site of service restrictions that would exclude primary care services rendered in a hospital emergency department. A limited number of the Company’s providers qualified for the increased Medicaid payments in certain states in 2013 and 2014. Congress has not acted to extend federal funding for the enhanced Medicaid payments, which expired on December 31, 2014.
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
State and federal statutes impose substantial penalties, including civil and criminal fines, exclusion from participation in government healthcare programs and imprisonment, on entities or individuals (including any individual corporate officers or physicians deemed responsible) that fraudulently or wrongfully bill to or fail to refund historic incorrect payments to governmental or other third-party payors for healthcare services. In addition, federal and certain state laws allow a private person to bring a civil action in the name of the U.S. government for false billing violations or other types of false claims. Moreover, the federal government has contracted with private entities to audit and recover revenue resulting from payments made in excess of federal and state program requirements. These entities include Recovery Audit Contractors (RACs) who are responsible for auditing Medicare claims, and Medicaid Integrity Contractors, who are responsible for auditing Medicaid claims. The RAC program was expanded from a demonstration to a permanent Medicare program in 2006, and was further expanded by PPACA in 2010 to include Medicaid and Medicare Parts C (the Medicare Advantage Plans) and D (the Medicare Drug Benefit). In addition, Zone Program Integrity Contractors are responsible for the identification of suspected fraud through medical record review. We believe that additional audits, inquiries and investigations from government agencies will continue to occur from time to time in the ordinary course of our business, including as a result of our arrangements with hospitals and healthcare providers. In addition, we may be subject to increased audits from private payors and pursuant to federal, civil and criminal statutes that relate to our billings to private payors. This could result in substantial defense costs to us and a diversion of management's time and attention. Such pending or future audits, inquiries or investigations, or the public disclosure of such matters, may have a material adverse effect on our business, financial condition and results of operations.
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
We could also be liable for claims against our clinicians for incidents that occurred but were not reported during periods for which claims-made insurance covered the related risk. Under generally accepted accounting principles, the cost of professional liability claims, which includes the estimated costs associated with litigating or settling claims, is accrued when the incidents that give rise to the claims occur. The accrual includes an estimate of the losses that will result from incidents, which occurred during the claims-made period, but were not reported during that period. These claims are referred to as incurred-but-not-reported (IBNR) claims. With respect to those clinicians for whom we provide coverage for claims that occurred during periods prior to March 12, 2003, we have acquired extended reporting period coverage (tail coverage) for IBNR claims from a commercial insurance company. Claim losses for periods prior to March 12, 2003 may exceed the limits of available insurance coverage or reserves established by us for any losses in excess of such insurance coverage limits.
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
We have established reserves for losses and related expenses that represent estimates at a given point in time involving actuarial and statistical projections of our expectations of the ultimate resolution and administration of costs of losses incurred for professional liability risks for the period on and after March 12, 2003. We have also established a reserve for potential losses in excess of commercial insurance aggregate coverage limits for the period prior to March 12, 2003. Insurance reserves are inherently subject to uncertainty. Our reserves are based on historical claims, demographic factors, industry trends, severity and exposure factors and other actuarial assumptions. Studies of projected ultimate professional liability losses are performed biannually. We use the actuarial estimates to establish professional liability loss reserves. Our reserves could be significantly affected should current and future occurrences differ from historical claim trends and expectations. While claims are monitored closely when estimating reserves, the complexity of the claims and the wide range of potential outcomes often hampers timely adjustments to the assumptions used in these estimates. Actual losses and related expenses may deviate, perhaps substantially, from the reserve estimates reflected in our financial statements. If our estimated reserves are determined to be inadequate, we will be required to increase reserves at the time of such determination, which would result in a corresponding reduction in our net earnings in the period in which such deficiency is determined. See “Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates-Insurance Reserves” and Note 12 to the audited consolidated financial statements incorporated by reference herein.

We depend on reimbursements by third-party payors, as well as payments by individuals, which could lead to delays and uncertainties in the reimbursement process.
We receive a substantial portion of our payments for healthcare services on a fee for service basis from third-party payors, including Medicare, Medicaid, the U.S. government’s military healthcare system and other governmental programs, private insurers and managed care organizations. We estimate that we have received approximately 68% and 72% of our net revenues from such third-party payors during 2013 and 2014, respectively. We estimate that such amounts included approximately 16% and 17% from Medicare in 2013 and 2014, respectively, 10% from Medicaid programs in 2013 and 12% in 2014, and 5% from military and other government programs in 2013 and 4% in 2014.
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
We make efforts to collect from patients any co-payments and other payments for services that our affiliated providers provide to the patients. The federal FDCPA and TCPA restrict the methods that companies may use to contact and seek payment from consumer debtors regarding past due accounts. State laws vary with respect to debt collection practices, although most state requirements are similar to those under the FDCPA and TCPA. If our collection practices are viewed as inconsistent with these standards, we may be subject to damages and penalties.
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
We derive our revenues from ED services provided by affiliated provider groups primarily through two types of arrangements. If we have a flat fee contract with a hospital, the hospital generally bills and collects fees for physician services and remits a negotiated amount to us monthly. If there is a fee for service contract with a hospital, either we or our affiliated provider groups collect the fees for professional services. Consequently, under fee for service contracts, we assume the financial risks related to changes in the mix of insured, uninsured and underinsured patients and patients covered by government sponsored healthcare programs, third party reimbursement rates and changes in patient volume. We are subject to these risks because under fee for service contracts, fees decrease if a smaller number of patients receive physician services or if the patients who do receive services do not pay their bills for services rendered or we are not fully reimbursed for services rendered. Our fee for service contractual arrangements also involve a credit risk related to services provided to uninsured and underinsured individuals. This risk is exacerbated in the hospital ED physician-staffing context because federal law requires hospital EDs to evaluate all patients regardless of the severity of illness or injury and to stabilize any patient with an emergency medical condition. We believe that uninsured and underinsured patients are more likely to seek care at hospital EDs because they frequently do not have a primary care physician with whom to consult. We also collect a relatively smaller portion of our fees for services rendered to uninsured and underinsured patients than for services rendered to insured patients. In addition, fee for service contracts also have less favorable cash flow characteristics in the start-up phase than traditional flat-rate contracts due to longer collection periods. Our revenues could also be reduced if third-party payors successfully negotiate lower reimbursement rates for our physician services.
Failure to timely or accurately bill for services could have a negative impact on our net revenues before provision for uncollectibles, bad debt expense and cash flow.
Billing for ED visits or anesthesia or inpatient services in a hospital setting and other physician-related services is complex. The practice of providing medical services in advance of payment or, in many cases, prior to an assessment of a patient's ability to pay for such services or whether the physicians providing the medical services are in or out of the patient's insurance plan's network, may have a significant negative impact on our net revenues before provision for uncollectibles, bad debt expense and cash flow. We bill numerous and varied payors, including self-pay patients, various forms of commercial insurance companies and Medicare, Medicaid, the U.S. government's military healthcare system and other government programs. These different payors typically have differing forms of billing requirements that must be met prior to receiving payment for services rendered. Reimbursement to us is typically conditioned on our providing the proper procedure and diagnosis codes. Incorrect or incomplete documentation and billing information could result in non-payment for services rendered. In addition, PPACA requires that all claims must be submitted within 12 months of the date of service in order to be paid, unless the delay is due to coordination of benefits.
Additional factors that could complicate our billing include:

•	disputes between payors as to which party is responsible for payment;

•	differences in payment rates for medical services provided by out-of-network providers and the ability to balance bill patients for medical services provided by out-of-network providers;

•	variation in coverage for similar services among various payors;

•	the difficulty of adherence to specific compliance requirements, coding and various other procedures mandated by responsible parties;

•	failure to obtain proper physician enrollment and documentation in order to bill various commercial and governmental payors;

•	failure to identify and obtain the proper insurance coverage for the patient; and

•	failure to properly code for services rendered.
To the extent that the complexity associated with billing for our services causes delays in our cash collections, we assume the financial risk of increased carrying costs associated with the aging of our accounts receivable as well as the increased potential for bad debts.
In addition, the majority of the patient visits for which we bill payors are processed in one of four regional billing centers. A disruption of services at any one of these locations could result in a delay in billing and thus cash flows to us, as well as potential additional costs to process billings in alternative settings or locations. In 2014, our billing centers processed approximately 95% of our patient visit billings using a common automated billing system. While we employ what we believe are adequate back-up alternatives in the event of a main computer site disaster, failure to execute our back-up plan successfully or timely may cause a significant disruption to our cash flows and temporarily increase our billing costs. In the event that we do not timely or accurately bill for our services, our net revenues may be subject to a significant negative impact.
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
As of December 31, 2014, we contracted with approximately 3,800 affiliated physicians as independent contractors to fulfill our contractual obligations to clients. Because we consider many of the physicians with whom we contract to be independent contractors, as opposed to employees, we do not withhold federal or state income or other employment related taxes, make federal or state unemployment tax or Federal Insurance Contributions Act payments, or provide workers' compensation insurance with respect to such affiliated physicians. Our contracts with our independent contractor physicians obligate these physicians to pay these taxes. The classification of physicians as independent contractors depends on the facts and circumstances of the relationship. In the event federal or state taxing authorities determine that the physicians engaged as independent contractors are employees, we may be adversely affected and subject to retroactive taxes and penalties. Under current federal tax law, a safe harbor from reclassification, and consequently retroactive taxes and penalties, is available if our current treatment is consistent with a long-standing practice of a significant segment of our industry and if we meet certain other requirements. If challenged, we may not prevail in demonstrating the applicability of the safe harbor to our operations. Further, interested persons have recently proposed to eliminate the safe harbor and may do so again in the future. If such proposals are reintroduced and passed by Congress, they could impact our classification of affiliated physicians as independent contractors which could have a material adverse effect on our business, financial condition and results of operations.
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
During the year ended December 31, 2014, Florida and Tennessee accounted for approximately 18% and 10%, respectively, of our net revenues. If our programs in these states are adversely affected by changes in regulatory, economic and other conditions or natural disasters in such states, our revenues and profitability may decline.
We derive a portion of our net revenues from services provided to the U.S. Department of Defense (DOD) and other government agencies. These revenues are derived from contracts subject to a competitive bidding process.
We are a vendor of healthcare professionals that serve military personnel and their dependents in military treatment and other government beneficiaries in government facilities nationwide. Our net revenues derived from military healthcare staffing totaled $106.8 million in 2012, $121.6 million in 2013 and $115.4 million in 2014.

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
During the period between 2010 and 2014, acquisitions have contributed approximately 50% toward overall growth in net revenues. We expect to continue to seek opportunities to grow through attractive acquisitions. However, our acquisition strategy could present some challenges. Some of the difficulties we could encounter include: problems identifying all service and contractual commitments of the acquired entity, evaluating the stability of the acquired entity's hospital contracts, integrating financial and operational software, accurately projecting physician and employee costs, and evaluating their regulatory compliance. Our acquisition strategy is also subject to the risk that, in the future, we may not be able to identify suitable acquisition candidates, be successful in expanding into new lines of business, obtain acceptable financing or consummate desired acquisitions, any of which could inhibit our growth. Additionally, we compete for acquisitions with other potential acquirers, some of which may have greater financial or operational resources than we do. This competition may intensify due to the ongoing consolidation in the healthcare industry, which may increase our acquisition costs. Also, we may acquire individual or group medical practices that operate with lower profit margins as compared with our current or expected profit margins or which have a different payor mix than our other practice groups, which would reduce our profit margins. We may also incur or assume indebtedness or issue equity in connection with acquisitions. The issuance of shares of our common stock for an acquisition may result in dilution to our existing shareholders and depending on the number of shares that we issue, the resale of such shares could affect the trading price of our common stock. In addition, in connection with acquisitions, we may need to obtain the consent of third parties who have contracts with the entity to be acquired, such as managed care companies or hospitals contracting with the entity. We may be unable to obtain these consents. If we fail to integrate acquired operations, fail to manage the cost of providing our services or fail to price our services appropriately, our operating results may decline.
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
In general, recruiting physicians to staff contracts in regions of the country for economically disadvantaged hospitals is challenging. Occasionally, the recruiting of providers may not occur quickly enough to fill all openings with permanent staff. In these situations, clinical shifts are often filled temporarily by our existing clinicians from other areas of our company. If such assistance is not available for any reason, we utilize staffing from our locum tenens company to fill the staffing need until a permanent candidate is identified. Finally, if the aforementioned alternatives are unsuccessful, we contract with one of the many third-party locum tenens companies that exist to provide these services to healthcare facilities or companies such as ours. The use of temporary physicians to fill staff openings generally is more expensive than the use of permanent staff, which could have a negative impact on our operating results.
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
Legislation enacted under the ARRA requires the government to adopt standards-based electronic health records. Final regulations issued in July 2010 establish the technical capabilities required for certified electronic health records, as well as “meaningful use” objectives that providers must meet to qualify for bonus payments under the Medicare Program. HHS has issued a series of regulations establishing standards, implementation specifications, certification criteria and reporting requirements that providers must meet to qualify for “meaningful use” bonus payments. CMS is also in the process of implementing a series of regulations designed to streamline health care administrative transactions, encourage greater use of standards by providers, and make existing standards work more effectively. We are devoting resources to facilitate connectivity to hospital systems or otherwise develop e-prescribing and electronic medical record capabilities. The failure to successfully implement and maintain operational, financial and billing information systems could have a material adverse effect on our business, financial condition and results of operations.
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
Our success depends to a significant extent on the continued services of our core senior management team. If one or more of our senior management team, including our President and CEO or Executive Chairman, were unable or unwilling to continue in his or her present position and we were unable to successfully find replacements for our core senior management with the same level of skill and experience, our business could be disrupted. Finding and hiring any such replacements could be costly and might require us to grant significant incentive compensation, which could adversely impact our financial results.
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
HIPAA applies to covered entities, which include our affiliated provider groups, professional corporations and lay business corporations that employ physicians to furnish professional medical services, and most healthcare facilities and health plans that contract with us for our services. HIPAA also applies to “business associates” of covered entities, individuals and entities that provide services for or on behalf of covered entities. We enter into contracts as a business associate to our affiliated provider groups and to those other covered entities to which we provide services that involve our receipt of protected health information, and with vendors who perform services on our behalf. If we or any of our business associates experience a breach of patient information the expanded breach reporting requirements and the expanded liability for business associates required by ARRA could result in substantial financial liability and reputational harm.
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
Numerous other federal and state laws that protect the confidentiality, privacy, availability, integrity and security of patient information apply to us directly by law or indirectly through contractual obligations to our customers that are directly subject to the laws. These laws in many cases are more restrictive than, and not preempted by, the HIPAA rules and may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and our customers and potentially exposing us to additional expense, adverse publicity and liability. We may not remain in compliance with the diverse privacy requirements in all of the jurisdictions in which we do business.
Further, federal and state consumer laws are being applied increasingly by the Federal Trade Commission (FTC) and state attorneys general to regulate the collection, use and disclosure of personal or patient health information, through web sites or otherwise, and to regulate the presentation of web site content. Courts may also adopt the standards for fair information practices promulgated by the FTC that concern consumer notice, choice, security and access.
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
While we believe that the nature of our business and our contractual relationships with hospitals and physicians are distinguishable from the arrangement described in this advisory opinion with regard to both the types of services provided and the risk factors identified by the OIG, regulatory authorities may challenge these arrangements under the Anti-Kickback Statute. Violations of the Anti-Kickback Statute may result in significant fines, imprisonment and exclusion from the Medicare, Medicaid and other federal or state healthcare programs. Such fines and exclusion could have a material adverse effect on our business, financial condition and results of operations. See "Business-Regulatory Matters."

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
We are subject to federal and state laws and regulations that limit the circumstances under which physicians who have a financial relationship with entities that furnish certain specified healthcare services may refer to such entities for the provision of such services, including inpatient and outpatient hospital services, clinical laboratory services, home health services, occupational and physical therapy services, radiology and other imaging services and certain other diagnostic services. These physician self-referral laws and regulations also prohibit such entities from billing for services provided in violation of the laws and regulations.
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
We have a significant amount of indebtedness. As of December 31, 2014, our total indebtedness was $805.3 million, excluding $441.0 million of availability under our senior secured revolving credit facility (without giving effect to $6.7 million of undrawn letters of credit which reduces availability). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in this Form 10-K. A 0.25% increase in the expected rate of interest under our senior secured credit facilities would increase our annual interest expense by approximately $1.0 million.
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
We and our subsidiaries may be able to incur substantial additional indebtedness in the future. Although our credit agreement contains restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. If we incur additional debt above the levels currently in effect, the risks associated with our leverage, including those described above, would increase. The senior secured revolving credit facility provides aggregate availability of up to $650.0 million, of which $209.0 million was drawn (excluding $6.7 million in undrawn outstanding letters of credit which reduces availability) as of December 31, 2014. We also have the option to exercise our incremental facility for an amount up to the greater of (x) $250 million and (y) an amount such that, after giving pro forma effect to the increase, the first lien leverage ratio does not exceed 3.75:1.00, subject to the consent of lenders and the satisfaction of certain conditions, as of December 31, 2014.
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
Our certificate of incorporation and by-laws may delay or prevent a merger or acquisition that a stockholder may consider favorable by, among other things, establishing a classified board of directors, permitting our board of directors to issue one or more series of preferred stock, requiring advance notice for stockholder proposals and nominations and placing limitations on convening stockholder meetings. Our certificate of incorporation also includes certain provisions (similar to the provisions of the Delaware General Corporation Law), that restrict certain business combinations with interested stockholders. These provisions may also discourage acquisition proposals or delay or prevent a change in control, which could harm our stock price.
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
As of December 31, 2014, we leased approximately 95,000 square feet at 265 Brookview Centre Way, Knoxville, Tennessee for our corporate headquarters. We also lease or sublease other facilities for our corporate functions as well as for the operations of our clinics, billing centers and certain regional operations. We believe our present facilities are substantially adequate to meet our current and projected needs. The leases and subleases have various terms primarily ranging from one to twelve years and monthly rents ranging from approximately $1,000 to $150,000. Our monthly lease payments total approximately $1.4 million. We expect to be able to renew each of our leases or to lease comparable facilities on terms commercially acceptable to us.

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
On September 3, 2013, the Company received a subpoena from the U.S. Department of Health and Human Services Office of Inspector General. The subpoena requests copies of certain documents that are primarily related to the Company’s services at hospitals that are affiliated with Health Management Associates, Inc. (HMA) and any of HMA’s affiliates. We believe we are in substantial compliance with the final rule.

Item 4.	Mine Safety Disclosures
Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Price Range of Common Stock
Our common stock is traded on the NYSE under the symbol “TMH.” As of February 5, 2015, there were 193 holders of record of our common stock. This does not include persons who hold our common stock in nominee or “street name” accounts through brokers or banks.
The following table sets forth the high and low sales prices per share of our common stock as reported on the NYSE during the years ended December 31, 2013 and 2014:

	High	Low
Twelve months ended December 31, 2013:
First quarter	$37.15	$29.20
Second quarter	$42.42	$35.30
Third quarter	$42.15	$36.41
Fourth quarter	$48.83	$37.79
Twelve months ended December 31, 2014:
First quarter	$48.07	$41.37
Second quarter	$52.18	$43.18
Third quarter	$60.94	$48.80
Fourth quarter	$63.13	$52.36
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
Sales of Unregistered Equity Securities
There were no unregistered sales of equity securities during the quarter ended December 31, 2014.
Issuer Purchases of Equity Securities
We did not repurchase any of our equity securities during the quarter ended December 31, 2014.

Item 6.	Selected Financial Data
The following table sets forth our selected historical financial data as of the dates and for the periods indicated. The selected historical financial data as of December 31, 2013 and 2014 and for each of the three years in the period ended December 31, 2014 have been derived from our audited consolidated financial statements included elsewhere in this Form 10-K. We derived the selected historical financial data as of December 31, 2010, 2011 and 2012 and for the years ended December 31, 2010 and 2011 from our audited consolidated financial statements that are not included in this Form 10-K.
You should read the data presented below together with, and qualified by reference to, our consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” each of which is included elsewhere in this Form 10-K.

	Year Ended December 31,
	2010	2011	2012	2013	2014
	(Dollars in thousands, except per share data)
Statement of Operations Data:
Net revenues	$1,519,264	$1,745,328	$2,069,023	$2,383,595	$2,819,643
Cost of services rendered (exclusive of depreciation and amortization shown separately below):
Professional service expenses	1,170,208	1,348,255	1,611,884	1,867,817	2,179,837
Professional liability costs	46,356	65,982	71,556	74,185	97,609
General and administrative expenses (includes contingent purchase and other acquisition compensation expense of $13,311, $13,575, $36,850, $23,962 and $30,637 for the years ended December 31, 2010, 2011, 2012, 2013 and 2014 respectively)	149,122	169,147	220,799	228,911	281,054
Other (income) expenses, net	(1,017)	242	(4,757)	(4,536)	(4,588)
Impairment of intangibles	50,293	—	—	—	—
Depreciation	11,503	12,208	14,495	17,070	20,886
Amortization	14,416	17,756	29,765	37,550	55,647
Interest expense, net	20,552	12,782	16,339	14,910	15,050
Loss on extinguishment and refinancing of debt	17,122	6,022	194	—	3,648
Transaction costs	843	4,149	4,368	3,809	7,179
Earnings before income taxes	39,866	108,785	104,380	143,879	163,321
Provision for income taxes	33,065	43,264	40,571	56,313	65,232
Net earnings	6,801	65,521	63,809	87,566	98,089
Net earnings attributable to noncontrolling interest	—	—	37	157	351
Net earnings attributable to Team Health Holdings, Inc.	$6,801	$65,521	$63,772	$87,409	$97,738
Per Share Data:
Basic net earnings per share	$0.11	$1.01	$0.96	$1.27	$1.39
Weighted average basic shares outstanding (in thousands)	64,177	65,041	66,371	68,988	70,400
Diluted net earnings per share	$0.11	$0.98	$0.93	$1.24	$1.35
Weighted average diluted shares outstanding (in thousands)	64,641	66,580	68,277	70,624	72,164
Cash Flows and Other Financial Data:
Net cash provided by operating activities	$109,860	$96,828	$71,558	$154,409	$198,663
Net cash used in investing activities	(65,349)	(141,410)	(171,948)	(194,089)	(543,017)
Net cash (used in) provided by financing activities	(184,505)	24,100	131,775	30,771	332,117
Capital expenditures(1)	11,898	11,977	22,005	21,378	24,576
	As of December 31,
	2010	2011	2012	2013	2014
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$30,337	$9,855	$41,240	$32,331	$20,094
Working capital (deficit)(2)	11,346	(1,430)	80,332	64,258	(143,054)
Total assets	781,844	930,244	1,207,989	1,361,410	1,974,722
Total debt(3)	403,750	420,000	517,813	501,563	805,250
Total shareholders' equity including noncontrolling interests	(68,747)	19,377	126,057	268,481	422,636

(1)	Reflects expenditures for property and equipment used in our business.

(2)	Working capital means current assets minus current liabilities.

(3)	Includes current portion of long-term debt. See Note 11 to the consolidated financial statements included elsewhere in the Form 10-K for a discussion of long-term debt.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
While the ultimate impact of these laws and implementing regulations will not be known until all provisions are fully implemented, we believe that some of their provisions will likely yield positive results, such as increasing access to health benefits for the uninsured and underinsured populations. During the fiscal year ended December 31, 2014, we have realized a decline in the percentage of self-pay visits by our consolidated fee for service volume and an increase in the percentage of Medicaid visits that we believe is a result of healthcare reform. Other provisions, however, such as Medicare payment reforms and reductions that could reduce provider payments, may have an adverse effect on the reimbursement rates we receive for services provided by affiliated healthcare professionals.
Medicaid Payments for Physician Services
CMS reimburses for our services to Medicare beneficiaries based upon the rates in its MPFS, which are updated each year based on the SGR formula enacted under the Balanced Budget Act of 1997. Many private payors use the Medicare fee schedule to determine their own reimbursement rates. CMS’ updating of the MPFS includes application of the SGR formula. This formula has yielded negative updates every year beginning in 2002, although CMS was able to take administrative steps to avoid a reduction in 2003 and Congress took a series of legislative actions to prevent reductions each year from 2004 through March 31, 2015. Absent further changes from Congress with respect to the application of the SGR, Medicare physician services will be subject to significant reductions beginning in April 2015.

In November 2014, CMS released the 2015 MPFS Final Rule. Included in the final rule are changes in reimbursement that are overall budget neutral, but redistribute payments between different medical specialties. We estimate that the final rule will increase 2015 reimbursement rates to emergency medicine providers by approximately 1% and does not change reimbursement rates to anesthesia providers. These reimbursement rates do not take into account any reduction in payments associated with the application of the current SGR formula in 2015. We estimate an increase of approximately $2.4 million in our 2015 ED fee for service revenue.
PPACA provided Medicare bonus payments to primary care physicians and general surgeons practicing in health professional shortage areas as well as increased Medicaid payments for primary care services furnished by certain physicians at the Medicare rates in 2013 and 2014. A limited number of the Company’s providers qualified for the increased Medicaid payments in certain states in 2013 and 2014. As of December 31, 2013 and 2014, we recognized $25.9 million and $39.7 million, respectively, of estimated net revenues from the Medicare parity program program associated with 2013 and 2014 services. Congress has not acted to extend federal funding for the enhanced Medicaid payments, which expired on December 31, 2014.
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
On January 2, 2013, President Obama signed the American Taxpayor Relief Act of 2012 into law. This legislation delayed the sequestration cuts that would have reduced Medicare payments by 2% until March 1, 2013. Since Congress and the White House failed to act by March 1, 2013, across-the-board cuts to Medicare payments took effect for Medicare services furnished on or after April 1, 2013. The Budget Act enacted on December 26, 2013 provides limited relief from sequestration cuts for certain defense and non-defense spending for fiscal years 2014 and 2015, but the 2% cuts in Medicare reimbursement will continue in 2015 unless additional Congressional action is taken. Further, the Budget Act extended sequestration for mandatory programs, including Medicare, for another two years, and Congressional action in February 2014 further extended the sequestration cuts for an additional year through 2024.
Military and Government Healthcare Staffing
We are a provider of healthcare professionals serving patients eligible to receive care in government treatment facilities nationwide administered by the Department of Defense and beneficiaries of other government agencies in their respective clinical locations. Our revenues derived from military and government facility healthcare staffing totaled $121.6 million and $115.4 million for the twelve months ended December 31, 2013 and 2014, respectively. These revenues are generated from contracts that are subject to a competitive bidding process which primarily takes place during the third quarter of each year. A portion of the contracts awarded during the third quarter of 2013 have expired during 2014 and were subject to a competitive rebidding and award process. We were successful in retaining existing business and winning new bids in the estimated annualized amount of $105.8 million following the completion of the bidding process as of October 1, 2014. The estimated annualized amount of $105.8 million included $15.5 million awarded under one-year contracts. All contracts, including contracts with renewal options, can be terminated by the government at any time without notice. The outcome of any rebidding and award process is uncertain and we may not be awarded new contracts. Our contracts with renewal options may not be renewed and the government may exercise its rights to terminate the contracts.
In addition, over the last several years the process of awarding military and government facility healthcare staffing contracts has developed a bias toward intentionally awarding certain contracts to qualified small and minority owned businesses. Although we participate in such small and minority owned business awards to the extent we can serve as a sub-contractor, our revenues from these arrangements are limited compared to a contract award we retain through the regular competitive bidding process. Approximately 27.0% and 27.6% of our military staffing revenue for each of the twelve months ended December 31, 2013 and 2014, respectively, was derived through sub-contracting agreements with small business prime contractors.

2014 Acquisition Activity
In 2014, we realized an increase in the number of acquisitions and the total expenditures in support of acquisitions when compared to prior years. As of December 31, 2014, acquisitions numbered 15, and the total aggregate paid, excluding any contingent payments and net of cash acquired, was $556.2 million. If appropriate acquisition opportunities continue to present themselves to the us we will be able to sustain its current pace of acquisitions. However, given the inherent uncertainty in being presented appropriate acquisition opportunities, we might not continue acquisitions at the same pace.
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
A significant portion (approximately 85% of our net revenues before provision for uncollectibles in the year ended December 31, 2014 and 84% in the year ended December 31, 2013) resulted from fee for service patient visits. Fee for service revenue represents revenue earned under contracts in which we bill and collect the professional component of charges for medical services rendered by our contracted and employed physicians. Under the fee for service arrangements, we bill patients for services provided and receive payment from patients or their third-party payors. Fee for service revenue is reported net of contractual allowances and policy discounts. All services provided are expected to result in cash flows and are therefore reflected as net revenues before provision for uncollectibles in the financial statements. Fee for service revenue is recognized in the period that the services are rendered to specific patients and reduced immediately for the estimated impact of contractual allowances in the case of those patients having third-party payor coverage. The recognition of net revenues before provision for uncollectibles (gross charges less contractual allowances) from such visits is dependent on such factors as proper completion of medical charts following a patient visit, the forwarding of such charts to one of our billing centers for medical coding and entering into our billing systems and the verification of each patient’s submission or representation at the time services are rendered as to the payor(s) responsible for payment of such services. Net revenues before provision for uncollectibles are recorded based on the information known at the time of entering such information into our billing systems as well as an estimate of the net revenues before provision for uncollectibles associated with medical charts for a given service period that have not yet been processed into our billing systems. The above factors and estimates are subject to change. For example, patient payor information may change following an initial attempt to bill for services due to a change in payor status. Such changes in payor status have an impact on recorded net revenues before provision for uncollectibles due to differing payors being subject to different contractual allowance amounts. Such changes in net revenues before provision for uncollectibles are recognized in the period that such changes in the payor become known. Similarly, the actual volume of medical charts not processed into our billing systems may be different from the amounts estimated. Such differences in net revenues before provision for uncollectibles are adjusted the following month based on actual chart volumes processed.
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
Net Revenues. Net revenues reflect management’s estimate of billed amounts to ultimately be collected. Management, in estimating the amounts to be collected resulting from more than twelve million annual fee for service patient visits and procedures, considers such factors as prior contract collection experience, current period changes in payor mix and patient acuity indicators, reimbursement rate trends in governmental and private sector insurance programs, resolution of overprovision account balances, the estimated impact of billing system effectiveness improvement initiatives, and trends in collections from self-pay patients and external collection agencies. In developing our estimate of collections per visit or procedure, we consider the amount of outstanding gross accounts receivable by period of service, but do not use an accounts receivable aging schedule to establish estimated collection valuations. Individual estimates of net revenues by contractual location are monitored and refreshed each month as cash receipts are applied to existing accounts receivable and other current trends that have an impact upon the estimated collections per visit are observed. Such estimates are substantially formulaic in nature. In the ordinary course of business we experience changes in our initial estimates of net revenues during the year following commencement of services. Such provisions and any subsequent changes in estimates may result in adjustments to our operating results with a corresponding adjustment to our accounts receivable allowance for uncollectibles on our balance sheet. Differences between amounts ultimately realized and the initial estimates of net revenues have historically not been material.
The table below summarizes our approximate payor mix as a percentage of consolidated fee for service patient volume for the periods indicated:

	Year Ended December 31,
	2012	2013	2014
Payor:
Medicare	23.5%	24.4%	24.8%
Medicaid	25.7	25.9	29.4
Commercial and managed care	27.2	26.5	26.4
Self-pay	21.5	21.2	17.6
Other	2.1	2.0	1.8
Total	100.0%	100.0%	100.0%
Estimated net revenues derived from commercial and managed care plans was approximately 37% and 39% in 2013 and 2014, respectively. Estimated net revenues derived from the Medicare program were approximately 16% and 17% of total net revenues in 2013 and 2014, respectively. Estimated net revenues derived from the Medicaid program were approximately 10% of total net revenues in 2013 and 12% in 2014. In addition, net revenues derived from within the Military Health System (MHS), which is the U.S. military’s dependent healthcare program, and other government agencies was approximately 5% in 2013 and 4% in 2014.
Accounts Receivable. As described above and below, we determine the estimated value of our accounts receivable based on estimated cash collection run rates of estimated future collections, by facility contract, for patient visits under our fee for service contract revenue. Accordingly, we are unable to report the payor mix composition on a dollar basis of our outstanding net accounts receivable. However, a 1% change in the estimated carrying value of our net fee for service patient accounts receivable before consideration of the allowance for uncollectible accounts at December 31, 2014 could have an after tax effect of approximately $5.0 million on our financial position and results of operations. Our days of revenue outstanding at December 31, 2013 and at December 31, 2014, were 58.2 days and 59.0 days, respectively. The number of days outstanding will fluctuate over time due to a number of factors, including the timing of cash collections and valuation adjustments recorded during the period and changes in average revenue per day that are primarily attributed to changes in gross charges, patient volumes, and changes in pricing with managed care plans. Our allowance for doubtful accounts totaled $409.9 million as of December 31, 2014.
Approximately 98% of our allowance for doubtful accounts is related to gross fees for fee for service patient visits. Our principal exposure for uncollectible fee for service visits is centered in self-pay patients and, to a lesser extent, for co-payments and deductibles from patients with insurance. While we do not specifically allocate the allowance for doubtful accounts to individual accounts or specific payor classifications, the portion of the allowance associated with fee for service charges as of December 31, 2014 was equal to approximately 92% of outstanding self-pay fee for service patient accounts.
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
Methodology for Computing Allowance for Doubtful Accounts. We employ several methodologies for determining our allowance for doubtful accounts depending on the nature of the net revenues before provision for uncollectibles recognized. We initially determine gross revenue for our fee for service patient visits based upon established fee schedule prices. Such gross revenue is reduced for estimated contractual allowances for those patient visits covered by contractual insurance arrangements to result in net revenues before provision for uncollectibles. Net revenues before provision for uncollectibles are then reduced for our estimate of uncollectible amounts. Fee for service net revenues represent our estimated cash to be collected from such patient visits and is net of our estimate of account balances estimated to be uncollectible. The provision for uncollectible fee for service patient visits is based on historical experience resulting from more than twelve million annual fee for service patient visits. The significant volume of patient visits and the terms of thousands of commercial and managed care contracts and the various reimbursement policies relating to governmental healthcare programs do not make it feasible to evaluate fee for service accounts receivable on a specific account basis. Fee for service accounts receivable collection estimates are reviewed on a quarterly basis for each of our fee for service contracts by period of accounts receivable origination. Such reviews include the use of historical cash collection percentages by contract adjusted for the lapse of time since the date of the patient visit. In addition, when actual collection percentages differ from expected results, on a contract by contract basis, supplemental detailed reviews of the outstanding accounts receivable balances may be performed by our billing operations to determine whether there are facts and circumstances existing that may cause a different conclusion as to the estimate of the collectibility of that contract’s accounts receivable from the estimate resulting from using the historical collection experience. Contract-related net revenues are billed based on the terms of the contract at amounts expected to be collected. Such billings are typically submitted on a monthly basis and aged trial balances prepared. Allowances for estimated uncollectible amounts related to such contract billings are made based upon specific accounts and invoice periodic reviews once it is concluded that such amounts are not likely to be collected. The methodologies employed to compute allowances for doubtful accounts were unchanged between 2014 and 2013.

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
The estimation of medical professional liability losses is inherently complex. Medical professional liability claims are typically resolved over an extended period of time, often as long as ten years or more. The combination of changing conditions and the extended time required for claim resolution results in a loss estimation process that requires actuarial skill and the application of judgment, and such estimates require periodic revision. A report of actuarial loss estimates is prepared at least biannually. Management’s estimate of our professional liability costs resulting from such actuarial studies is significantly influenced by assumptions and assessments regarding expectations of several factors. These factors include, but are not limited to: historical paid and incurred loss development trends; hours of exposure as measured by hours of physician and related professional staff services; trends in the frequency and severity of claims, which can differ significantly by jurisdiction due to the legislative and judicial climate in such jurisdictions; coverage limits of third-party insurance; the effectiveness of our claims management process; and the outcome of litigation. As a result of the variety of factors that must be considered by management, there is a risk that actual incurred losses may develop differently from estimates.
The underlying information that serves as the foundational basis for making our actuarial estimates of professional liability losses is our internal database of incurred professional liability losses. We have captured extensive professional liability loss data going back, in some cases, over twenty years, that is maintained and updated on an ongoing basis by our internal claims management personnel. Our database contains comprehensive incurred loss information for our existing operations as far back as fiscal year 1997 (reflecting the initial timeframe in which we migrated to a consolidated professional liability program concurrent with the consummation of several significant acquisitions) and, in addition, we possess additional loss data that predates 1997 dates of occurrence for certain of our operations. Loss information reflects both paid and reserved losses incurred when we were covered by outside commercial insurance programs as well as paid and reserved losses incurred under our self-insurance program. Because of the comprehensive nature of the loss data and our comfort with the completeness and reliability of the loss data, this is the information that is used in the development of our actuarial loss estimates. We believe this database is one of the largest repositories of physician professional liability loss information available in our industry and provides us and our actuarial consultants with sufficient data to develop reasonable estimates of the ultimate losses under our self-insurance program. In addition to the estimated losses, as part of the actuarial process, we obtain revised payment pattern assumptions that are based upon our historical loss and related claims payment experience. Such payment patterns reflect estimated cash outflows for aggregate incurred losses by period based upon the occurrence date of the loss as well as the report date of the loss. Although variances have been observed in the actuarial estimate of ultimate losses by occurrence period between actuarial studies, the estimated payment patterns have shown much more limited variability. We use these payment patterns to develop our estimate of the discounted reserve amounts. The relative consistency of the payment pattern estimates provides us with a foundation in which to develop a reasonable estimate of the discount value of the professional liability reserves based upon the most current estimate of ultimate losses to be paid and the reasonable likelihood of the related cash flows over the payment period. Our estimated loss reserves under such programs are discounted at approximately 1.4% and 1.1% at December 31, 2013 and 2014, respectively, which was the weighted average Treasury rate, over a 10 year period at the measurement dates, which reflects the risk free interest rate over the expected period of claims payments.
In establishing our initial reserves for a given loss period, management considers the results of the actuarial loss estimates for such periods as well as assumptions regarding loss retention levels and other program costs to be incurred. On a biannual basis, upon receipt of the revised actuarial report, we will review our professional liability reserves considering not only the reserves and loss estimates associated with the current period, but also the reserves established in prior periods based upon revised actuarial loss estimates. The actuarial estimation process employed utilizes a frequency severity simulation model to estimate the ultimate cost of claims for each loss period. The results of the simulation model are then validated by a comparison to the results from several different actuarial methods (paid loss development, incurred loss development, incurred Bornhuetter-Ferguson method, paid Bornhuetter-Ferguson method) for reasonableness. Each method contains assumptions regarding the underlying claims process. Actuarial loss estimates at various confidence levels capture the variability in the loss estimates for process risk but assume that the underlying model and assumptions are correct. Adjustments to professional liability loss reserves will be made as needed to reflect revised assumptions and emerging trends and data. Any adjustments to reserves are reflected in the current operations. Due to the size of our reserve for professional liability losses, even a small percentage adjustment to these estimates can have a material effect on the results of operations for the period in which the adjustment is made. Given the number of factors considered in establishing the reserves for professional liability losses, it is neither practical nor meaningful to isolate a particular assumption or parameter of the process and calculate the impact of changing that single item. The actuarial reports provide a variety of loss estimates based upon statistical confidence levels reflecting the inherent uncertainty of the medical professional liability claims environment in which we operate. Initial year loss estimates are generally recorded using the actuarial expected loss estimate, but aggregate professional liability loss reserves may be carried at amounts in excess of the expected loss estimates provided by the actuarial reports due to the relatively short time period in which we have provided for our losses on a self-insured basis and the expectation that we believe additional adjustments to prior year estimates may occur as our reporting history and loss portfolio matures. In addition, we are subject to the risk of claims in excess of insured limits as well as unlimited aggregate risk of loss in certain loss periods. As our self-insurance program continues to mature and additional stability is noted in the loss development trends in the initial years of the program, we expect to continue to review and evaluate the carried level of reserves and make adjustments as needed.

Our most recent actuarial valuation was completed in October 2014. During the third quarter of 2014, based on the results of the October 2014 biannual actuarial study, we recorded an unfavorable adjustment to prior year professional liability reserves of $7.1 million primarily as a result of the settlement of an excess medical malpractice verdict, a decline in the discount factor applied to professional liability reserves due to the lower interest rate environment in the quarter, and an increase in revised loss estimates for certain older years as reflected in the most recent actuarial report.
The following reflects the current reserves for professional liability costs as of December 31, 2014 (in millions) as well as the sensitivity of the reserve estimates at a 65%, 75% and 90% confidence level:

As reported	$190.1
At 65% confidence level	$192.9
At 75% confidence level	$199.6
At 90% confidence level	$215.1
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
All reporting units that have recorded goodwill, based on the results of our annual impairment test, are not considered to be at risk as of December 31, 2014. The results of step one of the annual impairment test completed as of October 1, 2014, and as prescribed by the provisions of ASC 350 “Intangibles—Goodwill and Other,” which is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill, indicated there had been no impairment and the fair value exceeded the carrying value for the respective reporting units.
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

	Year Ended December 31,
	2012	2013	2014
Net revenues	100.0%	100.0%	100.0%
Professional service expenses	77.9	78.4	77.3
Professional liability costs	3.5	3.1	3.5
General and administrative expenses	10.7	9.6	10.0
Other (income) expenses, net	(0.2)	(0.2)	(0.2)
Depreciation	0.7	0.7	0.7
Amortization	1.4	1.6	2.0
Interest expense, net	0.8	0.6	0.5
Loss on refinancing of debt	—	—	0.1
Transaction costs	0.2	0.2	0.3
Earnings before income taxes	5.0	6.0	5.8
Provision for income taxes	2.0	2.4	2.3
Net earnings	3.1	3.7	3.5
Net earnings attributable to noncontrolling interest	—	—	—
Net earnings attributable to Team Health Holdings, Inc.	3.1%	3.7%	3.5%
Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013
Net Revenues Before Provision for Uncollectibles. Net revenues before provision for uncollectibles in the year ended December 31, 2014 increased $487.0 million, or 11.3%, to $4.80 billion from $4.31 billion in the year ended December 31, 2013. The increase in net revenues before provision for uncollectibles resulted primarily from increases in fee for service revenue of $459.1 million, contract revenue of $25.5 million and other revenue of $2.4 million. The increase in fee for service revenue was a result of a 15.2% increase in total fee for service visits and procedures and increases in estimated collections per billed visit. Estimated collections per visit increased due to annual increases in gross charges and managed care pricing improvements as well as increases in average patient acuity levels. The increase in contract revenue was due primarily to the impact of acquired contracts.
Provision for Uncollectibles. The provision for uncollectibles was $1.98 billion in the year ended December 31, 2014 compared to $1.93 billion in the corresponding period in 2013, an increase of $51.0 million, or 2.6%. The provision for uncollectibles as a percentage of net revenues before provision for uncollectibles declined to 41.3% in 2014 compared to 44.7% in 2013. The provision for uncollectibles was primarily related to revenue generated under fee for service contracts that is not expected to be fully collected. The increase in the provision was due to annual increases in gross fee schedules and increases in patient volume and procedures. Changes in payor mix, particularly the level of self-pay fee for service visits, also had an impact on the provision for uncollectibles. For the year ended December 31, 2014, self-pay fee for service visits were approximately 17.6% of total fee for service visits compared to approximately 21.2% for 2013 which constrained the growth in the provision for uncollectibles between years.
Net Revenues. Net revenues in the year ended December 31, 2014 increased $436.0 million, or 18.3%, to $2.82 billion from $2.38 billion in the year ended December 31, 2013. Acquisitions contributed 11.3%, same contract revenue contributed 5.0% and new contracts, net of terminations, contributed 1.9% of the increase in year over year growth in net revenues.
Total same contract revenue, which consists of contracts under management in both years, increased $119.5 million, or 6.1%, to $2.09 billion in 2014 from $1.97 billion in 2013. For the year ended December 31, 2014, increases in same contract estimated collections on fee for service visits of 5.9% provided a 4.5% increase in same contract revenue growth. The increase in the estimated collections per visit is attributable to annual increases in gross charges and managed care pricing improvements and increases in Medicare reimbursement as well as increases in average patient acuity levels, Medicaid parity revenue, and favorable changes in payor mix between years. Fee for service volume increases of 3.1% contributed same contract revenue growth of 2.2% between years. Contract and other revenue constrained same contract revenue growth between years by 0.6%. Acquisitions contributed $270.1 million of growth between periods, while net new contract revenue increased $46.4 million. The benefit from Medicaid parity revenue recognized in the twelve months ended December 31, 2014 was $39.7 million, of which $33.0 million was same contract revenue compared to $25.9 million in 2013, of which $23.9 million was same contract revenue. The increase in Medicaid parity revenue contributed 0.6% to consolidated revenue growth and 0.5% to same contract revenue growth between years.
We typically gain new contracts by replacing competitors at hospitals that currently outsource such services, obtaining new contracts from facilities that do not currently outsource such service and responding to contracting opportunities within the military healthcare system. Factors influencing new contracting opportunities include the depth and breadth of our service offerings, our reputation and experience, our ability to recruit and retain qualified clinicians, and pricing considerations when a subsidy or contract payment is required. Contracts are typically terminated due to economic considerations, a change in hospital administration or ownership, dissatisfaction with our service offerings or, primarily relating to our military staffing arrangements, at the end of the contract term.
The components of net revenues include revenue from contracts that have been in effect for prior periods (same contracts) and from new and acquired contracts during the periods, as set forth in the table below:

	Year Ended December 31,
	2013	2014
	(In thousands)
Same contracts:
Fee for service revenue	$1,439,473	$1,571,172
Contract and other revenue	531,341	519,176
Total same contracts	1,970,814	2,090,348
New contracts, net of terminations:
Fee for service revenue	205,290	258,536
Contract and other revenue	136,683	129,829
Total new contracts, net of terminations	341,973	388,365
Acquired contracts:
Fee for service revenue	63,530	287,391
Contract and other revenue	7,278	53,539
Total acquired contracts	70,808	340,930
Consolidated:
Fee for service revenue	1,708,293	2,117,099
Contract and other revenue	675,302	702,544
Total net revenues	$2,383,595	$2,819,643
The following table reflects the visits and procedures included within fee for service revenues described in the table above:

	Year Ended December 31,
	2013	2014
	(In thousands)
Fee for service visits and procedures:
Same contract	8,975	9,249
New and acquired contracts, net of terminations	1,809	3,170
Total fee for service visits and procedures	10,784	12,419
Professional Service Expenses. Professional service expenses, which include physician and provider costs, billing and collection expenses, and other professional expenses, totaled $2.18 billion for the year ended December 31, 2014 compared to $1.87 billion for the year ended December 31, 2013, an increase of $312.0 million, or 16.7%. The increase between years is attributable to an increase of approximately $254.9 million related to our acquisitions and net new contract growth and $57.1 million associated with increases in the average rates paid per hour of provider service and increased hours of coverage on a same contract basis. Increases in average rates paid reflect wage and benefit increases associated with the provision of clinical services. Professional service expenses as a percentage of net revenues declined to 77.3% for the year ended December 31, 2014 compared to 78.4% for the year ended December 31, 2013.
Professional Liability Costs. Professional liability costs were $97.6 million in the year ended December 31, 2014 compared to $74.2 million in the year ended December 31, 2013, an increase of $23.4 million or 31.6%. Professional liability costs for the year ended December 31, 2014 included an increase in the discounted carrying value of professional liability reserves related to prior years of $7.1 million. Excluding the prior year reserve adjustment in 2014, professional liability costs increased $16.3 million, or 22.0%, between years. The increase was primarily attributable to an increase in provider hours including increases from acquisitions and an increase in allocation rates between years. Excluding the prior year reserve adjustment in 2014, professional liability costs as a percentage of net revenues were 3.2% in 2014 and 3.1% in 2013.
General and Administrative Expenses. General and administrative expenses increased $52.1 million, or 22.8% to $281.1 million for the year ended December 31, 2014 from $228.9 million in the year ended December 31, 2013. Included in the 2014 and 2013 general and administrative expenses are $30.6 million and $24.0 million, respectively, of contingent purchase and other acquisition compensation expense incurred in connection with acquisitions. Excluding these charges, general and administrative expenses increased $45.5 million, or 22.2%, in 2014 from 2013. The increase in general and administrative expense was due primarily to inflationary growth in salaries and new positions, increases in incentive and equity based compensation and the impact of acquisitions in 2013 and 2014. Included in the increase in general and administrative costs between years is an elevated level of severance costs as a result of the acquisitions that closed in 2014 and recent changes in our management organization as well as the accelerated recognition of equity based compensation associated with changes in vesting requirements on equity awards, primarily related to an amendment to the employment agreement of our Executive Chairman. Total general and administrative expenses as a percentage of net revenues were 10.0% in 2014 and 9.6% in 2013. Excluding contingent purchase and other acquisition compensation expense, general and administrative expenses as a percentage of net revenues were 8.9% in 2014 and 8.6% in 2013.
Other (Income) Expenses, Net. For the year ended December 31, 2014, we recognized $4.6 million of other income compared to $4.5 million in 2013. The income recognized in 2014 includes a $2.3 million net gain of the sale and disposal of assets, including the sale of certain assets associated with our clinic operations and income related to the change in the fair value of assets related to our non-qualified deferred compensation plan. In 2013, the income recognized related to the change in the fair value of assets related to our non-qualified deferred compensation plan.
Depreciation. Depreciation expense was $20.9 million in the year ended December 31, 2014 compared to $17.1 million for the year ended December 31, 2013. The increase of $3.8 million was primarily due to capital expenditures in 2014 and 2013.
Amortization. Amortization expense was $55.6 million in the year ended December 31, 2014 compared to $37.6 million for the year ended December 31, 2013. The increase of $18.1 million was result of an increase in other intangibles recognized in connection with our acquisitions in 2014 and 2013.
Interest Expense, Net. Net interest expense increased to $15.1 million in the year ended December 31, 2014, compared to $14.9 million in 2013. The increase is primarily related to an increase in interest on revolver borrowings due to the funding of our acquisitions and redemption of our Term B Loan in 2014 offset by a reduction of interest on the Term Debt.
Loss on Refinancing of Debt. In connection with the refinancing of our debt facility, in October 2014 we recognized a loss of $3.6 million. The loss consists of the write-off of previously recognized deferred financing costs as well as certain fees and expenses associated with the refinancing.

Transaction Costs. Transaction costs were $7.2 million for the year ended December 31, 2014 compared to $3.8 million for the year ended December 31, 2013. These costs relate to advisory, legal, accounting and other fees incurred related to acquisition activity during the respective years and the increase between years is due to an increased level of acquisition activity in 2014.
Earnings Before Income Taxes. Earnings before income taxes in the year ended December 31, 2014 were $163.3 million compared to $143.9 million in 2013.
Provision for Income Taxes. The provision for income taxes was $65.2 million in the year ended December 31, 2014 compared to $56.3 million in 2013. The effective tax rate was 39.9% in 2014 compared to 39.1% in 2013. The increase in the effective tax rate between years was primarily a result of an increase in nondeductible expenses, such as contingent compensation and amortization expense on stock transactions.
Net Earnings. Net earnings were $98.1 million in the year ended December 31, 2014 compared to $87.6 million in the year ended December 31, 2013.
Net Earnings Attributable to Noncontrolling Interests. Earnings attributable to noncontrolling interests were $0.4 million for the year ended December 31, 2014 compared to $0.2 million for the year ended December 31, 2013.
Net Earnings Attributable to Team Health Holdings, Inc. Net earnings attributable to Team Health Holdings, Inc. were $97.7 million and $87.4 million for the years ended December 31, 2014 and 2013, respectively.
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
Other (Income) Expenses, Net. For the year ended December 31, 2013, we recognized $4.5 million of other income compared to $4.8 million in 2012. The income recognized in 2013 primarily related to the change in the fair value of assets related to our non-qualified deferred compensation plan. The income recognized in 2012 was primarily related to the realized gains on the sale of investments of $2.7 million, and an increase in the fair value of assets held related to the non-qualified deferred compensation plan.
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
Net Earnings Attributable to Noncontrolling Interests. Earnings attributable to noncontrolling interests were $0.2 million for the year ended December 31, 2013 compared to $37,000 for the year ended December 31, 2012.
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

Cash provided by operating activities in the year ended December 31, 2014 was $198.7 million compared to $154.4 million in 2013. There were $24.5 million contingent purchase price payments in 2014 and $29.1 million in 2013. Excluding the impact of the contingent purchase payments, operating cash flow in 2014 was $223.2 million compared to $183.5 million in 2013, reflecting an increase of $39.7 million between years principally due to an increase in profitability. Cash used in investing activities in the year ended December 31, 2014 was $543.0 million compared to $194.1 million in the year ended December 31, 2013. The $348.9 million increase was principally due to an increase in cash used for acquisitions. Cash provided by financing activities in the year ended December 31, 2014 was $332.1 million compared to $30.8 million in the year ended December 31, 2013. The change in cash provided by financing activities was primarily due to net borrowings under the revolving credit facility as well as proceeds from term debt borrowings related to our October 2014 refinancing.
We spent $24.6 million in 2014 and $21.4 million in 2013 for capital expenditures. These expenditures were primarily for billing and information technology investments and related development projects along with projects in support of operational initiatives.
As of December 31, 2014, we had total cash and cash equivalents of approximately $20.1 million. There are no known liquidity restrictions or impairments on our cash and cash equivalents as of December 31, 2014. The outstanding debt, as of December 31, 2014, includes borrowings under our revolving credit facility in the amount of $209.0 million incurred to fund our recently completed acquisitions.

On October 2, 2014, the Company entered into an amendment and restatement (the Amendment) to its senior secured credit facilities, which, among other things, (1) replaced and upsized the existing Term A Loan Facility from $275.0 million to $600.0 million, (2) increased the Company’s existing Revolving Credit Facility to $650.0 million, and (3) extended the maturities of the Term A Loan Facility and the Revolving Credit Facility from November 1, 2017 to October 2, 2019. The maturity dates under the Credit Facility are subject to extension with lender consent according to the terms of the agreement. The Company used proceeds from borrowings under the Term A Loan Facility and the Revolving Credit Facility to repay in full the existing $250.0 million Term B Loan Facility and pay customary fees and expenses associated with the Amendment and Restatement Agreement, with remaining proceeds retained for other future general corporate purposes. The Company recognized a $3.6 million loss on refinancing of debt in connection with this transaction during the fourth quarter of 2014.
As of December 31, 2014, we had $805.3 million in aggregate indebtedness consisting of our Term A Loan Facility and Revolving Credit Facility with an additional $441.0 million of borrowing capacity available under our Revolving Credit Facility (without giving effect to $6.7 million of undrawn letters of credit which reduces availability).
Our senior credit facility agreement, as amended, contains both affirmative and negative covenants, including limitations on our ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire our capital stock, acquire the capital stock or assets of another business and pay dividends, and require us to comply with a maximum first lien net leverage ratio, tested quarterly. At December 31, 2014, we were in compliance with all covenants under the senior credit facility agreement. The senior credit facility is secured by substantially all of our and our U.S. subsidiaries’ assets.
Subject to any contractual restrictions, we and our subsidiaries or affiliates may from time to time, in their sole discretion, purchase, repay, redeem or retire any of our outstanding equity securities in privately negotiated or open market transactions, by tender offer or otherwise.
We have historically been an acquirer of other physician staffing businesses and related interests. During 2014, total cash used related to acquisitions totaled $580.8 million, which consisted of $556.2 million for the acquisitions reported in investing cash flows and $24.5 million of contingent payments related to prior year acquisitions and other acquisition-related non shareholder payments that were reported in operating cash flows.
For the year ended December 31, 2013, total cash used related to acquisitions totaled $188.2 million consisting of $159.1 million for the acquisitions that were reported in investing cash flows and $29.1 million of contingent payments related to prior year acquisitions and other acquisition-related non shareholder payments that were reported in operating cash flows.
During 2012, total cash used in acquisitions was $199.0 million, which consisted of $167.6 million of payments for the acquisitions that were reported in investing cash flows and $31.4 million of contingent payments on prior year acquisitions reported in cash provided by operating activities.
Generally our acquisitions contain a contingent payment provision that is based on the achievement of certain financial targets. We estimate future contingent payment obligations to be approximately $72.8 million for acquisitions made prior to December 31, 2014, which we expect to fund over a period of three years based upon current projected achievement of defined performance objectives of the acquired operations. $23.6 million was recorded as a liability on our consolidated balance sheet as of December 31, 2014, while the remaining estimated liability of $49.2 million will be recorded as contingent purchase or other acquisition compensation expense over the remaining performance period. See Note 3 of the consolidated financial statements included in this Form 10-K for a detailed discussion of our acquisitions and contingent payment obligations.
We are currently in discussions with certain physician staffing businesses regarding potential acquisition opportunities. If we consummate any of these potential acquisitions, we would expect to fund such acquisitions using our existing cash, or borrowings under our revolving credit facility, or the issuance of new debt or equity.
Effective March 12, 2003, we began providing for professional liability risks in part through a captive insurance company. Prior to such date we insured such risks principally through the commercial insurance market. The change in the professional liability insurance program initially resulted in increased cash flow due to the retention of cash formerly paid out in the form of insurance premiums to a commercial insurance company coupled with a long period (typically 2-4 years or longer on average) before cash payout of such losses occurs. A portion of such cash retained is retained within our captive insurance companies and invested and therefore not immediately available for general corporate purposes. In addition, the Company acquired an existing captive insurance company as part of its acquisition of an emergency medicine staffing business in October 2014. The professional liability loss risk held at this captive insurance company was transfered to a commercial insurance program simultaneously with the closing of the acquisition. As of December 31, 2014, the Company has liquidated approximately $24.4 million of the investments held by the acquired captive insurance company. See Note 9 of the consolidated financial statements included in this Form 10-K for a discussion of the investments held by the Company and our captive insurance subsidiaries.
Effective June 1, 2014, we renewed our fronting carrier program with a commercial insurance carrier through May 31, 2016. In connection with this renewal, we paid cash premiums of $14.1 million to the commercial insurance carrier and will pay another premium payment in June 2015. For the year ended December 31, 2014, we funded approximately $39.4 million of premiums to our captive subsidiary.
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
The following tables reflect a summary of obligations and commitments outstanding as of December 31, 2014:

	Payments Due by Period
	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
	(Dollars in thousands)
Contractual cash obligations:
Long-term debt	$227,750	$82,500	$495,000	$—	$805,250
Operating leases	16,706	27,938	23,731	48,117	116,492
Interest payments	16,078	30,602	23,788	—	70,468
Subtotal	$260,534	$141,040	$542,519	$48,117	$992,210

	Amount of Commitment Expiration Per Period
	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
	(Dollars in thousands)
Other commitments:
Standby letters of credit	$6,698	$—	$—	$—	$6,698
Contingent purchase payments	15,546	51,655	5,600	—	72,801
Subtotal	22,244	51,655	5,600	—	79,499
Total obligations and commitments	$282,778	$192,695	$548,119	$48,117	$1,071,709

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
The following table sets forth a reconciliation of net earnings attributable Team Health Holdings, Inc. to Adjusted EBITDA.

	Year Ended December 31,
	2012	2013	2014
	(In thousands)
Net earnings attributable to Team Health Holdings, Inc.	$63,772	$87,409	$97,738
Interest expense, net	16,339	14,910	15,050
Provision for income taxes	40,571	56,313	65,232
Depreciation	14,495	17,070	20,886
Amortization	29,765	37,550	55,647
Other (income) expenses, net(a)	(4,757)	(4,536)	(4,588)
Loss on refinancing of debt(b)	194	—	3,648
Contingent purchase and other acquisition compensation expense(c)	36,850	23,962	30,637
Transaction costs(d)	4,368	3,809	7,179
Equity based compensation expense(e)	6,777	9,889	16,152
Insurance subsidiaries interest income	1,883	1,795	2,012
Professional liability loss reserve adjustments associated with prior years	5,165	—	7,088
Severance and other charges	2,822	3,097	8,553
Adjusted EBITDA	$218,244	$251,268	$325,234

(a)	Reflects gain or loss on sale of assets, realized gains on investments, and changes in fair value of investments associated with the Company's non-qualified retirement plan in 2012, 2013 and 2014.

(b)
For 2012, reflects the write-off of deferred financing costs of $50 from the previous term loan as well as certain fees and expenses associated with the debt amendment in 2012. For 2014, reflects the write-off of deferred financing costs of $2,710 from the previous term loan as well as certain fees and expenses associated with the debt amendment.

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
Our earnings are affected by changes in short-term interest rates as a result of borrowings under our senior secured credit facilities. Interest rate swap agreements have been used to manage a portion of our interest rate exposure, however, no swap agreements are currently in effect as of December 31, 2014.
At December 31, 2013, the estimated fair value of the Company’s outstanding debt was $501.1 million compared to a carrying value of $501.6 million. At December 31, 2014, the estimated fair value of the Company’s outstanding debt was $788.2 million compared to a carrying value of $805.3 million. We had $501.6 million of variable debt outstanding at December 31, 2013 and $805.3 million outstanding at December 31, 2014. If the market interest rates for our variable rate borrowings had averaged 1% more subsequent to December 31, 2013 and 2014, our interest expense would have increased, and earnings before income taxes would have decreased, by approximately $3.2 million and $4.8 million, respectively, for the year ended December 31, 2013 and 2014. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management could take actions in an attempt to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

Item 8.	Financial Statements and Supplementary Data
The financial statements and schedules are listed in Part IV Item 15 of this Form 10-K and are incorporated herein by reference.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired objectives. As of December 31, 2014, we conducted an evaluation under the supervision and with the participation of our management, including our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that as of December 31, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.
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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an assessment of the effectiveness of its internal control over financial reporting as of December 31, 2014. The assessment was based on criteria established in the framework Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014.
The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by Ernst & Young LLP, an independent registered public accounting firm. Their report appears with the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

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
As of the date of this report, H. Lynn Massingale, M.D., our Executive Chairman, was the only executive officer that had entered into a Rule 10b5-1 trading plan that remains in effect.
The Company does not undertake to report other Rule 10b5-1 plans that may be adopted by any officers or directors of the Company in the future, or to report any modifications or termination of any publicly announced plan or to report any plan adopted by an employee who is not an executive officer.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this Item 10 is incorporated herein by reference from the sections captioned “Proposal No. 1—Election of Directors,” “The Board of Directors and Certain Governance Matters—Committee Membership—Audit Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s definitive proxy statement for the 2015 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2014 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the 2015 Proxy Statement).
Set forth below is information as of January 31, 2015 regarding our executive officers:

Name	Age	Position
H. Lynn Massingale, M.D.	62	Executive Chairman and Director
Michael D. Snow	59	President and Chief Executive Officer and Director
David P. Jones	47	Executive Vice President and Chief Financial Officer
Oliver V. Rogers	61	Executive Vice President and Chief Operating Officer
Heidi S. Allen	61	Senior Vice President, General Counsel
H. Lynn Massingale, M.D., has been a member of our board since November 2005 and was named Executive Chairman in May 2008. Prior to that, Dr. Massingale had been the Chief Executive Officer and director of the Company since 1994 and also held the title of President until October 2004. Dr. Massingale previously served as President and Chief Executive Officer of Southeastern Emergency Physicians, a provider of emergency physician services to hospitals in the Southeast and the predecessor of TeamHealth, Inc., which Dr. Massingale co-founded in 1979. Dr. Massingale served as the director of Emergency Services for the state of Tennessee from 1989 to 1993. Dr. Massingale is a graduate of the University of Tennessee Medical Center for Health Services.
Michael D. Snow has served as TeamHealth’s President and Chief Executive Officer and a Director since September 2014. Mr. Snow joined the Company as President in April 2013. Throughout his career, Mr. Snow has held numerous executive-level positions in the healthcare arena. Mr. Snow served as President of HCA’s Gulf Coast Division from 1996 to 2004. From 2004 to 2007, Mr. Snow served as Executive Vice President and Chief Operating Officer of HealthSouth Corporation. From 2007 to 2008, Mr. Snow served as President and Chief Executive Officer of Surgical Care Affiliates. Mr. Snow served as President and Chief Executive Officer of Wellmont Health System from 2008 to 2009. From 2010 to 2011, Mr. Snow served as Chief Operating Officer of Amedisys, Inc. Mr. Snow earned his Bachelor of Science degree from the University of Alabama and a Master's Degree in Business Administration from Troy State University.
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
Oliver V. Rogers has served as our Executive Vice President and Chief Operating Officer since September 2014. Mr. Rogers was previously President of the Company’s hospital based services. Mr. Rogers has more than 35 years of management experience in a variety of healthcare organizations, including hospitals and large physician practice groups. He joined TeamHealth Southeast in 2003 as Executive Vice President and was promoted to Chief Executive Officer of that division in 2006. Rogers was promoted to President of TeamHealth Hospital Based Services in 2010 and was responsible for national contract management of TeamHealth’s emergency medicine, anesthesia, hospital medicine, urgent care and specialty hospitalist service lines. Prior to joining TeamHealth, Rogers was responsible for a $1.5 billion revenue division of a publicly traded healthcare company. He earned his Bachelor’s Degree from the University of North Carolina and a Master’s Degree in Health Administration from Duke University.
Heidi S. Allen joined the Company in June 2008 as Senior Vice President and General Counsel and became Corporate Secretary in 2009. From February 2003 to June 2008, Ms. Allen was Associate General Counsel, U.S. Litigation and Investigations, for Sanofi, a global pharmaceutical company. Admitted to practice law in Tennessee, South Carolina and New Jersey, Ms. Allen has more than 20 years of experience advising corporations on healthcare law, including a position as Associate General Counsel, Head of Litigation, for Blue Cross Blue Shield of New Jersey. She also served as an Assistant

United States Attorney for 11 years. Ms. Allen received a B.A. from the University of Pennsylvania and a J.D. from Rutgers School of Law.
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
The information required by this Item 11 is incorporated herein by reference from the sections captioned “Executive Compensation” and “Director Compensation” of the 2015 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 is incorporated herein by reference from the sections captioned “Ownership of Securities” and “Equity Compensation Plan Information” of the 2015 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 is incorporated herein by reference from the section captioned “Transactions with Related Person” and “The Board of Directors and Certain Governance Matters” of the 2015 Proxy Statement.

Item 14.	Principal Accounting Fees and Services
The information required by this Item 14 is incorporated herein by reference from the sections captioned “Proposal No. 2-Ratification of Independent Registered Public Accounting Firm” of the 2015 Proxy Statement.

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

TEAM HEALTH HOLDINGS, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2012, 2013 and 2014
CONTENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Team Health Holdings, Inc.
We have audited the accompanying consolidated balance sheets of Team Health Holdings, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive earnings, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Team Health Holdings, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Team Health Holdings, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 10, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Nashville, Tennessee
February 10, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Team Health Holdings, Inc.

We have audited Team Health Holdings, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Team Health Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Team Health Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive earnings, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2014 of Team Health Holdings Inc. and our report dated February 10, 2015 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Nashville, Tennessee
February 10, 2015

Team Health Holdings, Inc.
Consolidated Balance Sheets

	As of December 31,
	2013	2014
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$32,331	$20,094
Accounts receivable, less allowance for uncollectibles of $377,644 and $409,851 in 2013 and 2014, respectively	392,430	500,633
Prepaid expenses and other current assets	35,029	46,469
Receivables under insured programs	22,961	23,623
Income tax receivable	—	8,935
Total current assets	482,751	599,754
Insurance subsidiaries' and other investments	84,081	112,946
Property and equipment, net	53,434	62,117
Other intangibles, net	173,178	341,194
Goodwill	428,311	724,979
Deferred income taxes	44,546	21,113
Receivables under insured programs	39,532	50,625
Other	55,577	61,994
	$1,361,410	$1,974,722
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$27,700	$40,616
Accrued compensation and physician payable	201,998	283,033
Other accrued liabilities	128,749	153,137
Income tax payable	3,014	—
Current maturities of long-term debt	17,969	227,750
Deferred income taxes	39,063	38,272
Total current liabilities	418,493	742,808
Long-term debt, less current maturities	483,594	577,500
Other non-current liabilities	190,842	231,778
Shareholders’ equity:
Common stock, ($0.01 par value; 100,000 shares authorized, 70,016 and 71,283 shares issued and outstanding at December 31, 2013 and 2014, respectively)	700	713
Additional paid-in capital	642,633	696,996
Accumulated deficit	(376,593)	(278,855)
Accumulated other comprehensive earnings	447	1,695
Team Health Holdings, Inc. shareholders’ equity	267,187	420,549
Noncontrolling interests	1,294	2,087
Total shareholders' equity including noncontrolling interests	268,481	422,636
	$1,361,410	$1,974,722
See accompanying notes to the consolidated financial statements.

Team Health Holdings, Inc.
Consolidated Statements of Comprehensive Earnings

	Year Ended December 31,
	2012	2013	2014
	(In thousands, except per share data)
Net revenues before provision for uncollectibles	$3,738,696	$4,313,848	$4,800,883
Provision for uncollectibles	1,669,673	1,930,253	1,981,240
Net revenues	2,069,023	2,383,595	2,819,643
Cost of services rendered (exclusive of depreciation and amortization shown separately below)
Professional service expenses	1,611,884	1,867,817	2,179,837
Professional liability costs	71,556	74,185	97,609
General and administrative expenses (includes contingent purchase and other acquisition compensation expense of $36,850, $23,962 and $30,637 in 2012, 2013 and 2014, respectively)	220,799	228,911	281,054
Other (income) expenses, net	(4,757)	(4,536)	(4,588)
Depreciation	14,495	17,070	20,886
Amortization	29,765	37,550	55,647
Interest expense, net	16,339	14,910	15,050
Loss on refinancing of debt	194	—	3,648
Transaction costs	4,368	3,809	7,179
Earnings before income taxes	104,380	143,879	163,321
Provision for income taxes	40,571	56,313	65,232
Net earnings	63,809	87,566	98,089
Net earnings attributable to noncontrolling interests	37	157	351
Net earnings attributable to Team Health Holdings, Inc.	$63,772	$87,409	$97,738

Net earnings per share of Team Health Holdings, Inc.:
Basic	$0.96	$1.27	$1.39
Diluted	$0.93	$1.24	$1.35
Weighted average shares outstanding:
Basic	66,371	68,988	70,400
Diluted	68,277	70,624	72,164

Other comprehensive income, net of tax:
Net change in fair value of investments, net of tax of $(861), $(676) and $662 for 2012, 2013, and 2014 respectively	$(1,601)	$(1,254)	$1,248
Comprehensive earnings	62,208	86,312	99,337
Comprehensive earnings attributable to noncontrolling interests	37	157	351
Comprehensive earnings attributable to Team Health Holdings, Inc.	$62,171	$86,155	$98,986

See accompanying notes to the consolidated financial statements.

Team Health Holdings, Inc.
Consolidated Statements of Shareholders’ Equity
(In thousands)

	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Earnings (Loss)	Equity Attributable to Noncontrolling Interests	Total
Balance at December 31, 2011	$656	$543,193	$(527,774)	$3,302	$—	$19,377
Comprehensive earnings	—	—	63,772	(1,601)	37	62,208
Equity based compensation	—	6,777	—	—	—	6,777
Stock issuance costs	—	(1,304)	—	—	—	(1,304)
Issuance of common stock under stock purchase plan	2	2,065	—	—	—	2,067
Exercise of stock options, net of tax benefit of $7,657	20	36,412	—	—	—	36,432
Contribution from noncontrolling interest	—	—	—	—	500	500
Balance at December 31, 2012	$678	$587,143	$(464,002)	$1,701	$537	$126,057
Comprehensive earnings	—	—	87,409	(1,254)	157	86,312
Equity based compensation	—	9,889	—	—	—	9,889
Stock issuance costs	—	(519)	—	—	—	(519)
Issuance of common stock under stock purchase plan	1	2,990	—	—	—	2,991
Restricted stock grant	2	(2)	—	—	—	—
Exercise of stock options, net of tax benefit of $13,450	19	43,132	—	—	—	43,151
Contribution from noncontrolling interest	—	—	—	—	600	600
Balance at December 31, 2013	$700	$642,633	$(376,593)	$447	$1,294	$268,481
Comprehensive earnings	—	—	97,738	1,248	351	99,337
Equity based compensation	—	16,152	—	—	—	16,152
Issuance of common stock under stock purchase plan	1	4,004	—	—	—	4,005
Exercise of stock options, net of tax benefit of $13,904	12	34,207	—	—	—	34,219
Distributions to noncontrolling interests	—	—	—	—	(177)	(177)
Contributions from noncontrolling interests	—	—	—	—	619	619
Balance at December 31, 2014	$713	$696,996	$(278,855)	$1,695	$2,087	$422,636

See accompanying notes to the consolidated financial statements.

Team Health Holdings, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2012	2013	2014
	(In thousands)
Operating activities
Net earnings	$63,809	$87,566	$98,089
Adjustments to reconcile net earnings:
Depreciation	14,495	17,070	20,886
Amortization	29,765	37,550	55,647
Amortization of deferred financing costs	831	1,018	1,119
Equity based compensation expense	6,777	9,889	16,152
Provision for uncollectibles	1,669,673	1,930,253	1,981,240
Deferred income taxes	(10,995)	(10,729)	(12,022)
Loss on refinancing of debt	50	—	2,710
(Gain) loss on disposal or sale of equipment	(61)	79	(2,426)
Equity in joint venture income	(1,257)	(1,811)	(2,279)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,707,691)	(1,943,669)	(2,038,117)
Prepaids and other assets	(12,651)	(2,367)	(6,444)
Income tax accounts	2,520	1,932	(14,480)
Accounts payable	184	2,025	9,964
Accrued compensation and physician payable	25,039	20,719	47,653
Contingent purchase liabilities	13,353	(10,589)	4,271
Other accrued liabilities	(4,698)	(2,341)	12,752
Professional liability reserves	(17,585)	17,814	23,948
Net cash provided by operating activities	71,558	154,409	198,663
Investing activities
Purchases of property and equipment	(22,005)	(21,378)	(24,576)
Sale of property and equipment	171	125	2,939
Cash paid for acquisitions, net of cash acquired	(167,637)	(159,140)	(556,218)
Proceeds from the sale of investments	—	—	21,016
Purchases of investments at insurance subsidiaries	(159,657)	(86,773)	(86,536)
Proceeds from investments at insurance subsidiaries	179,180	73,077	100,358
Other investing activities	(2,000)	—	—
Net cash used in investing activities	(171,948)	(194,089)	(543,017)
Financing activities
Payments on notes payable	(11,562)	(16,250)	(257,813)
Proceeds on notes payable	134,375	—	352,500
Proceeds from revolving credit facility	736,600	—	783,100
Payments on revolving credit facility	(761,600)	—	(574,100)
Payments of financing costs	(2,829)	(1)	(10,054)
Contribution from noncontrolling interests	500	600	619
Distributions to noncontrolling interests	—	—	(177)
Stock issuance costs	(1,304)	(519)	—
Proceeds from the issuance of common stock under stock purchase plans	2,067	2,991	4,005
Proceeds from exercise of stock options	27,871	30,500	20,133
Tax benefit from exercise of stock options	7,657	13,450	13,904
Net cash provided by financing activities	131,775	30,771	332,117
Net increase (decrease) in cash and cash equivalents	31,385	(8,909)	(12,237)
Cash and cash equivalents, beginning of year	9,855	41,240	32,331
Cash and cash equivalents, end of year	$41,240	$32,331	$20,094
Supplemental cash flow information:
Interest paid	$17,372	$15,526	$15,360
Taxes paid	$43,394	$52,209	$74,386
See accompanying notes to the consolidated financial statements.

Team Health Holdings, Inc.
Notes to the Consolidated Financial Statements
December 31, 2014
1. Organization and Basis of Presentation
The Company, as used herein, refers to Team Health Holdings, Inc. and its consolidated subsidiaries. The Company is one of the largest providers of outsourced physician staffing and administrative services to hospitals and other healthcare providers in the United States, based upon revenues and patient visits. We serve approximately 990 civilian and military hospitals, clinics and physician groups in 47 states with a team of more than 13,000 affiliated healthcare professionals including physicians, advanced practice clinicians (consisting of physician assistants, nurse practitioners, and CRNAs), and registered nurses. Since our inception in 1979, we have focused primarily on providing outsourced services to hospital emergency departments, which accounted for 68% of our net revenues in 2014. We also provide comprehensive programs for anesthesiology, inpatient care (hospitalists comprising the specialties of internal medicine, orthopedic surgery, general surgery and OB/GYN), urgent care, pediatrics and other healthcare services, principally within hospitals and other healthcare facilities.

2. Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States. All intercompany and inter-affiliate accounts and transactions have been eliminated.
The Company consolidates its subsidiaries in accordance with the nominee shareholder model of Accounting Standards Codification (ASC) 810-10-15, "Consolidation". The Company’s arrangements with associated professional corporations (PC) are captive in nature as a majority of the outstanding voting equity instruments of the different PCs are owned by a nominee shareholder appointed at the sole discretion of the Company. The Company has a contractual right to transfer the ownership of the PC at any time to any person it designates as the nominee shareholder. This transfer can occur without cause and any cost incurred as a result of the transfer is minimal. There would be no significant impact on the PC or the Company as a result of the transfer of ownership. The Company provides staffing services to its client hospitals through management services agreements between subsidiaries of the Company and the PCs.
Cash and Cash Equivalents
Cash consists primarily of funds on deposit in commercial banks. Cash equivalents are highly liquid investments with maturities of three months or less when acquired.
Marketable Securities
In accordance with ASC 320, “Debt and Equity Securities,” management determines the appropriate classification of the Company’s investments at the time of purchase and reevaluates such determination at each balance sheet date. As of December 31, 2013 and 2014, the Company has classified all marketable debt securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in other comprehensive earnings. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are recognized in earnings.
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
In accordance with the provisions of ASC 350, “Intangibles—Goodwill and other” goodwill and intangible assets deemed to have indefinite lives are not amortized. The cost of service contracts and other intangibles acquired is amortized using the straight-line method over their estimated lives to match the estimated cash flow generated by such assets.
Goodwill is evaluated for possible impairment on an annual basis or more frequently if events and circumstances occur that may indicate the potential for impairment. Goodwill assigned to a reporting unit is evaluated for potential impairment following a two-step procedure. Reporting units as defined by ASC 350 may be operating segments as a whole or an operation one level below an operating segment referred to as a component. The Company has determined that the reporting units used to assess potential goodwill impairment in fiscal year 2014 are the same as the Company's operating segments. The fair value of the reporting unit is calculated by using a weighted average income and market approach and then compared to the carrying amount of the reporting unit. If the carrying value exceeds the fair value of the applicable reporting unit, the implied fair value of the goodwill of the reporting unit is then determined. If it is determined that the implied fair value of the goodwill of the reporting unit is less than the carrying value of goodwill, an impairment loss is recorded equal to such difference. The Company performed the annual goodwill impairment test as of October 1, 2014. Based on the assessment, the Company has determined that for all reporting units no indications of impairment existed.

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
Deferred Financing Costs
Deferred financing costs, which are included in other noncurrent assets and are amortized over the term of the related debt using the effective interest method, consisted of the following as of December 31 (in thousands):

	2013	2014
Deferred financing costs	$9,805	$13,811
Less accumulated amortization	(1,640)	(356)
	$8,165	$13,455
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
The Company provides for its estimated professional liability losses through a combination of self-insurance and commercial insurance programs. Losses in excess of the limit of coverage remain as a self-insured obligation of the Company. A portion of the professional liability loss risks being provided for through self-insurance (“claims-made” basis) are transferred to and funded into a captive insurance company. In addition, the Company acquired an existing captive insurance company as part of its acquisition of an emergency medicine staffing business in October 2014. The professional liability loss risk held at this captive insurance company was transfered to a commercial insurance program simultaneously with the closing of the acquisition. As of December 31, 2014 the Company has liquidated approximately $24.4 million of the investments held by the acquired captive insurance company. The accounts of the captive insurance companies are fully consolidated with those of the other operations of the Company in the accompanying consolidated financial statements.
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
Derivatives
The Company may from time to time utilize derivative financial instruments to reduce interest rate risks. The Company does not hold or issue derivative financial instruments for trading purposes. As of December 31, 2013 and 2014, the Company was not a party to any derivative agreements.
Revenue Recognition
Net revenues before provision for uncollectibles consist of fee for service revenue, contract revenue and other revenue. Net revenues before provision for uncollectibles are recorded in the period services are rendered.
Net revenues before provision for uncollectibles are principally derived from the provision of healthcare staffing services to patients within healthcare facilities. The form of billing and related risk of collection for such services may vary by customer. The following is a summary of the principal forms of the Company’s billing arrangements and how net revenues before provision for uncollectibles is recognized for each. A significant portion (84% of the Company’s net revenues before provision for uncollectibles in 2012, and 2013 and 85% in 2014) resulted from fee for service patient visits. Fee for service revenue represents revenue earned under contracts in which the Company bills and collects the professional component of charges for medical services rendered by the Company’s contracted and employed physicians. Under the fee for service arrangements, the Company bills patients for services provided and receives payment from patients or their third-party payors. Fee for service revenue is reported net of contractual allowances and policy discounts. All services provided are expected to result in cash flows and are therefore, reflected as net revenues before provision for uncollectibles in the financial statements. Fee for service revenue is recognized in the period that the services are rendered to specific patients and reduced immediately for the estimated impact of contractual allowances in the case of those patients having third-party payor coverage. The recognition of net revenues before provision for uncollectibles (gross charges less contractual allowances) from such visits is dependent on such factors as proper completion of medical charts following a patient visit, the forwarding of such charts to one of the Company’s billing centers for medical coding and entering into the Company’s billing systems and the verification of each patient’s submission or representation at the time services are rendered as to the payor(s) responsible for payment of such services. Net revenues before provision for uncollectibles are recorded based on the information known at the time of entering of such information into the Company’s billing systems as well as an estimate of the net revenues before provision for uncollectibles associated with medical charts for a given service period that have not been processed yet into the Company’s billing systems. The above factors and estimates are subject to change. For example, patient payor information may change following an initial attempt to bill for services due to a change in payor status. Such changes in payor status have an impact on recorded net revenues before provision for uncollectibles due to differing payors being subject to different contractual allowance amounts. Such changes in net revenues before provision for uncollectibles are recognized in the period that such changes in payor become known. Similarly, the actual volume of medical charts not processed into the billing systems may be different from the amounts estimated. Such differences in net revenues before provision for uncollectibles are adjusted in the following month based on actual chart volumes processed.

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
Management in estimating the amounts to be collected resulting from its over twelve million annual fee for service patient visits and procedures considers such factors as prior contract collection experience, current period changes in payor mix and patient acuity indicators, reimbursement rate trends in governmental and private sector insurance programs, resolution of overprovision account balances, the estimated impact of billing system effectiveness improvement initiatives and trends in collections from self-pay patients and external credit agencies. The complexity of the estimation process associated with the Company’s fee for service volumes and diverse payor mix, along with the difficulty of assessing such factors as changes in the economy impacting the number of healthcare insured versus uninsured patients and other socio-economic trends that can have an impact on collection rates, could result in subsequent material adjustments to previously reported revenues.
The Company derives a significant portion of its net revenues from government sponsored healthcare programs. Estimated net revenues derived from the Medicare program were approximately 17% of total net revenues in 2012, 16% in 2013 and 17% in 2014. Estimated net revenues derived from the Medicaid program were approximately 10% of total net revenues in 2012 and 2013 and 12% in 2014. In addition, net revenues derived from within the Military Health System (MHS), which is the U.S. military’s dependent healthcare program, and other government agencies was approximately 5% in 2012, and 2013 and 4% in 2014.
Segment Reporting
The Company provides its services through ten operating segments which are aggregated into two reportable segments, Healthcare Staffing and Other Services. The Healthcare Staffing segment, which is an aggregation of emergency medicine, anesthesia, specialty surgery and locums staffing, provides comprehensive healthcare service programs to users and providers of healthcare services on a fee for service as well as a cost plus or contract basis. The Other Services segment, is an aggregation of hospital medicine, military and government healthcare staffing, scribes, clinical services, nurse call center operations, as well as billing, collection and consulting services that provides a range of other comprehensive healthcare services. See Note 22 for financial information of the Company's reportable segments.

Noncontrolling Interests in Consolidated Entity

In November 2012, the Company entered into a joint venture to provide administrative management and billing services to certain existing urgent care clinics the Company operates. The joint venture partner contributed $0.5 million in 2012, $0.6 million in 2013, and $0.2 million in 2014 to the Company for its interest. During the twelve months ended December 31, 2014, in accordance with the joint venture agreement, the Company distributed proceeds of $0.2 million to the joint venture partner.

In June 2014, the Company entered into a joint venture to participate in the development of urgent care clinics in the North Texas market and to provide administrative management and billing services to them upon completion. The joint venture partner contributed $0.4 million in 2014. There were no distributions to the joint venture partner in 2014.

The consolidated financial statements of the Company include all assets, liabilities, revenues and expenses of the less than 100% owned entities that it controls. Accordingly, the Company has recorded noncontrolling interests in the earnings and equity of these entities.
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

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers," which establishes a comprehensive revenue recognition standard for virtually all industries under U.S. GAAP. The standard is effective for public entities for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted under U.S. GAAP. We have not yet determined the effects, if any, that adoption of this new accounting standard may have on the Company's consolidated financial statements.

In August 2014, the FASB issued ASU N0. 2014-15, "Presentation of Financial Statements—Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern," which requires management to evaluate, in connection with preparing financial statements for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable) and provide related disclosures. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The adoption of this standards update is not expected to impact the Company's consolidated financial statements.
Use of Estimates
The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
3. Acquisitions and Contingent Purchase Obligations
Acquisitions
During the year ended December 31, 2014, the Company acquired the operations of fifteen businesses for total net cash proceeds of $556.2 million. These acquisitions consist of the following:

Acquired Company	Date Acquired	Business Service Line
Certified Anesthesia Services	December 2014	Anesthesia
Premier Physician Services	October 2014	Emergency Medicine
PhysAssist Scribes	October 2014	Scribes
Physician Critical Care Medical Group	October 2014	Hospital Medicine
Emergency Medicine Specialists	September 2014	Emergency Medicine
Florida Gulf to Bay, LLC	September 2014	Anesthesia
Heartland Anesthesia Services, PC	September 2014	Anesthesia
Trident Emergency Physicians, LLC	September 2014	Emergency Medicine
Teaneck Emergency Physicians, P.A.	September 2014	Emergency Medicine
Emergency Physicians of Mid-Missouri, Inc.	August 2014	Emergency Medicine
Physician Services of Cleveland, LLC	June 2014	Emergency Medicine
Professional Emergency Care, PC	May 2014	Emergency Medicine
Strand Physician Specialists, PA	April 2014	Emergency Medicine
Salutis Emergency Specialists, PLLC	March 2014	Emergency Medicine
Apexx Physicians Medical Corporation, Inc.	March 2014	Emergency Medicine
During the year ended December 31, 2013, the Company acquired the operations of nine businesses for total net cash proceeds of $159.1 million. These acquisitions consist of the following:

Acquired Company	Date Acquired	Business Service Line
Professional Anesthesia Services, LLC	December 2013	Anesthesia
Wolverine Anesthesia Consultants, Inc.	November 2013	Anesthesia
Marshall Physician Services, LLC	October 2013	Emergency/Hospital Medicine
Tri-County Emergency Physicians, PC	August 2013	Emergency Medicine
North Central Emergency Associated, LLC	July 2013	Emergency Medicine
South Jersey Emergency Physicians, PA	July 2013	Emergency Medicine
Racine Emergency Physicians, SC	July 2013	Emergency Medicine
Martin Memorial Medical Center, Inc.	June 2013	Anesthesia
Valley Emergency Physicians, Inc.	February 2013	Emergency Medicine
During the year ended December 31, 2012, the Company acquired the operations of eight businesses for total net cash proceeds of $167.6 million. These acquisitions consist of the following:

Acquired Company	Date Acquired	Business Service Line
North Valley Anesthesiology, PA	December 2012	Anesthesia
San Francisco Physicians Internationale	December 2012	Emergency Medicine
Mobile Emergency Group, PC	December 2012	Emergency Medicine
AERAS, PC	November 2012	Emergency Medicine
Delphi Healthcare Partners, Inc.	August 2012	Inpatient Services
EBG/Memorial Hospital	July 2012	Emergency Medicine
The Exigence Group	May 2012	Emergency Medicine
Bergen Anesthesia Associates	April 2012	Anesthesia
These acquisitions have expanded the Company’s presence in the markets of the respective acquisitions. The results of operations of the acquired businesses have been included in the Company’s consolidated financial statements beginning on the respective acquisition dates.

The purchase price for these acquisitions was allocated, based on management’s estimates, in accordance with ASC Topic 805, “Business Combinations” (ASC 805). The Company’s purchase price allocation for business combinations completed during recent periods is preliminary and may be subject to revision as additional information about fair value of assets and liabilities becomes available. Additional information, which existed as of the acquisition date but at that time was unknown to the Company, may become known to the Company during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date. Adjustments in the purchase price allocation may require a recasting of the amounts allocated to goodwill retroactive to the period in which the acquisition occurred.The purchase price for these acquisitions completed during the years ended December 31, 2012, 2013 and 2014,was allocated as shown in the table below (in thousands):

	Year Ended December 31,
	2012	2013	2014
Short term investments	$—	$—	$14,793
Accounts receivable	17,887	15,235	51,326
Prepaid expenses and other assets	3,596	1,128	50,400
Property and equipment	5,281	822	2,187
Other intangibles (consisting of physician and hospital agreements)	105,385	72,784	223,663
Goodwill (of which the tax deductible amounts were $81,606 in 2012, $69,774 in 2013, and $124,834 in 2014)	65,799	90,711	296,668
Accounts payable	(2,231)	(670)	(2,387)
Accrued compensation and physician payable	(7,003)	(9,375)	(36,902)
Other accrued liabilities	(7,524)	(4,623)	(4,466)
Contingent liability	(2,025)	—	(2,125)
Other non-current liabilities	(275)	(250)	(706)
Income taxes payable	—	—	(2,531)
Net deferred income taxes	(11,253)	(6,622)	(34,002)

Consideration paid, net of cash and cash equivalents of $4,535 for 2012, $339 for 2013, and $12,579 for 2014	167,637	159,140	555,918
Contingent consideration paid	—	—	300
Total cash paid for acquisitions	$167,637	$159,140	$556,218
During the fourth quarter of 2014, factors became known that resulted in changes to the purchase price allocation of assets and liabilities, existing at the date of acquisition, related to certain acquisitions completed during the third quarter of 2014. These change resulted in an increase to tax related assets, an increase in accrued liabilities, and a net decrease to goodwill of $2.6 million.
The following unaudited pro forma information combines the consolidated results of operations of the Company and the acquisitions completed during 2013 and 2014 as if the transactions had occurred on January 1, 2012 and 2013 (in thousands, except for per share data):

	Year Ended December 31,
	2012	2013	2014
Net revenues	$2,357,311	$2,930,452	$3,128,942
Net earnings attributable to Team Health Holdings, Inc.	68,479	116,251	114,217
Net earnings per share of Team Health Holdings, Inc.
Basic	$1.03	$1.69	$1.62
Diluted	$1.00	$1.65	$1.58
Weighted average shares outstanding:
Basic	66,371	68,988	70,400
Diluted	68,277	70,624	72,164

The pro forma results are based on estimates and assumptions which the Company believes are reasonable and do not necessarily represent results which would have occurred if the acquisitions had taken place at the beginning of the periods, nor are they indicative of the future results of these combined operations.
During January 2015, the Company completed the acquisition of certain assets of an emergency medical staffing business located in New York. The Company also entered into an agreement to acquire the operations of two medical staffing groups that provide emergency and hospital medicine staffing services located in Texas. The Company expects to fund this acquisition in mid-February. Consideration paid for these acquisitions will be $27.8 million. In addition, the Company estimates it may have to pay $2.9 million in future contingent payments for these acquisitions. These payments will be made should the acquired operations achieve the financial targets or certain contract terms as agreed to in the acquisition agreement, including the requirements for continuing employment. These acquisitions expanded the Company's presence in emergency and hospital medicine in these areas. The Company is still in the process of completing the purchase price allocation for these acquisitions.
Contingent Purchase Obligations
In addition to the consideration paid on the transaction date, certain agreements have a contingent consideration provision pursuant to which, if certain financial or other targets are achieved within a defined performance period, then future cash payments could be made at the conclusion of the respective performance periods, which will be accounted for as contingent purchase or other acquisition compensation expense over the related performance period.
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
As of December 31, 2014, the Company estimates it may have to pay $72.8 million in future contingent payments for acquisitions made prior to December 31, 2014 based upon the current projected financial performance or anticipated achievement of other targets of the acquired operations, of the acquired operations of which $23.6 million is recorded as a liability in other liabilities and other non-current liabilities on the Company’s consolidated balance sheet. The remaining estimated liability of $49.2 million will be recorded as contingent purchase compensation expense over the remaining performance periods. The current estimate of future contingent payments could increase or decrease depending upon the actual performance of the acquisition over the respective performance periods. These payments will be made should the acquired operations achieve the financial targets or certain contract terms as agreed to in the respective acquisition agreements, including the requirements for continuing employment. When measured on a recurring basis, this liability is considered Level 3 in the fair value hierarchy due to the use of unobservable inputs to measure fair value.
The contingent purchase and other acquisition compensation expense recognized for the years ended December 31, 2012, 2013 and 2014 was $36.9 million, $24.0 million and $30.6 million, respectively. Included in the expense recognized in 2013 and 2014 is $0.5 million and $0.2 million, respectively, related to acquisition related payments made to non-owners of the acquired operations.
The changes to the Company's accumulated contingent purchase liability are as follows (in thousands):

Contingent purchase liability at December 31, 2013	$17,488
Payments	(24,840)
Contingent purchase and other acquisition compensation expense recognized	28,811
Contingent purchase liability recognized at acquisition date	2,125
Contingent purchase liability at December 31, 2014	$23,584

The changes to the Company’s prepaid contingent purchase liability for the year ended December 31, 2014 are as follows (in thousands):

Prepaid contingent purchase liability at December 31, 2013	$1,826
Contingent purchase and other acquisition compensation expense recognized	1,826
Prepaid contingent purchase liability at December 31, 2014	$—

Estimated unrecognized contingent purchase and other acquisition compensation expense as of December 31, 2014 is as follows (in thousands):

Estimated contingent purchase and other acquisition compensation expense:
For the year ended December 31, 2015	$27,720
For the year ended December 31, 2016	19,468
For the year ended December 31, 2017	2,029
$49,217
During 2012, 2013 and 2014, total contingent purchase payments of $31.4 million, $29.1 million and $24.8 million, respectively, were made.
In 2012, 2013 and 2014, the Company recognized transaction costs of $4.4 million, $3.8 million and $7.2 million, respectively which related to costs associated with acquisition activity.
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

The following table provides information on those assets and liabilities the Company currently measures at fair value on a recurring basis as of December 31, 2013 and 2014 (in thousands):

	Carrying Amount in Consolidated Balance Sheet December 31, 2013	Fair Value December 31, 2013	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3
Investments of insurance subsidiary:
Money market funds	$7,909	$7,909	$7,909	$—	$—
U. S. Treasury securities	1,001	1,001	—	1,001	—
Municipal bonds	74,663	74,663	—	74,663	—
Corporate bonds	508	508	—	508	—
Total investments of insurance subsidiary	$84,081	$84,081	$7,909	$76,172	$—
Supplemental employee retirement plan investments:
Mutual funds	$28,545	$28,545	$—	$28,545	$—

	Carrying Amount in Consolidated Balance Sheet December 31, 2014	Fair Value December 31, 2014	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3
Investments of insurance subsidiaries:
Money market funds	$18,577	$18,577	$18,577	$—	$—
U. S. Treasury securities	1,003	1,003	—	1,003	—
Municipal bonds	83,694	83,694	—	83,694	—
Mutual funds	3,228	3,228	—	3,228	—
Private investments	6,444	6,444	—	—	6,444
Total investments of insurance subsidiaries	$112,946	$112,946	$18,577	$87,925	$6,444
Supplemental employee retirement plan investments:
Mutual funds	$37,237	$37,237	$—	$37,237	$—
The Company’s insurance subsidiaries investments are valued using market prices on active markets (Level 1) and less active markets (Level 2), in addition to using alternative information when market data is not available (Level 3). Level 1 investment valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 investment valuations are obtained from readily available pricing sources for comparable investment or identical investments in less active markets. The fair values of the Company’s supplemental employee retirement investments are based on quoted prices. Level 3 investment valuations require significant management judgment and are based on transaction price, company performance, and market conditions. For the year ended December 31, 2014, there were no transfers between Levels 1, 2 or 3. See Note 9 for more information regarding the Company’s investments.
The Company classified its municipal and corporate bonds, agency securities, and U.S. Treasury securities within Level 2 because these securities were valued based on quoted prices in markets that are less active, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency.

The Company classified its private investments within Level 3 because active market pricing is not readily available and, as such, we use net asset values as an estimate of fair value as a practical expedient. The valuation of non-public private equity investments requires significant management judgment due to the absence of observable quoted market prices, inherent lack of liquidity, and the long-term nature of such assets. These investments are valued initially based upon transaction price. In determining valuation adjustments resulting from the investment review process, emphasis is placed on current company performance and market conditions.

As of December 31, 2013 and 2014, the fair value of the Company's investments reflected net unrealized gains of $0.7 million and $2.6 million, respectively.
In addition to the preceding disclosures prescribed by the provisions of ASC 820, ASC 825 “Financial Instruments,” requires the disclosure of the estimated fair value of financial instruments. The Company’s short term financial instruments include cash and cash equivalents, accounts receivable, and accounts payable. The carrying value of the short term financial instruments approximates the fair value due to their short term nature. These financial instruments have no stated maturities or the financial instruments have short term maturities that approximate market.
The fair value of the Company’s debt is estimated using quoted market prices when available. When quoted market prices are not available, fair value is estimated based on current market interest rates for debt with similar maturities (Level 2). The estimated fair value of the Company’s outstanding debt was $501.1 million as of December 31, 2013 compared to the carrying value of $501.6 million. At December 31, 2014, the estimated fair value of the Company’s outstanding debt was $788.2 million compared to a carrying value of $805.3 million.

5. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill during the years ended December 31, 2013 and 2014 were as follows (in thousands):

Goodwill	$482,179
Accumulated impairment loss	(144,579)
Additions through acquisitions	90,711
Balance, December 31, 2013	$428,311

Goodwill	$572,890
Accumulated impairment loss	(144,579)
Additions through acquisitions	296,668
Balance, December 31, 2014	$724,979
The following is a summary of other intangible assets and related amortization as of December 31, 2013 and 2014 for intangibles that are subject to amortization (in thousands):

	Gross Carrying Amount	Accumulated Amortization
As of December 31, 2013:
Contracts	$248,110	$(83,441)
Other	12,570	(4,061)
Total	$260,680	$(87,502)
As of December 31, 2014:
Contracts	$455,247	$(126,191)
Other	19,350	(7,212)
Total	$474,597	$(133,403)
Total amortization expense for other intangibles was $29.8 million, $37.6 million and $55.6 million for the years 2012, 2013 and 2014, respectively.
The estimated annual amortization expense for intangibles for the next five years is as follows (in thousands):

2015	$77,251
2016	71,985
2017	66,148
2018	54,150
2019 and thereafter	71,660
Contracts and other intangible assets are amortized straight-line over their estimated life which is approximately three to six years. As of December 31, 2014, the weighted average remaining amortization period for intangible assets was 4.3 years.

6. Property and Equipment
Property and equipment consists of the following at December 31 (in thousands):

	2013	2014
Land	$588	$843
Buildings and leasehold improvements	26,235	32,163
Furniture and equipment	36,747	40,748
Software	20,293	25,810
	83,863	99,564
Less accumulated depreciation	(30,429)	(37,447)
	$53,434	$62,117
Depreciation expense was $14.5 million in 2012, $17.1 million in 2013 and $20.9 million in 2014.
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
8. Other Assets
Other assets consist of the following as of December 31 (in thousands):

	2013	2014
Deferred financing costs	$8,165	$13,455
Other	47,412	48,539
	$55,577	$61,994
9. Investments
Investments are comprised of securities held by the Company’s captive insurance subsidiaries and by the Company in connection with its participant directed supplemental employee retirement plan. Investments held by the Company’s captive insurance subsidiaries are classified as available-for-sale securities. The unrealized gains or losses of investments held by the Company’s captive insurance subsidiaries are included in accumulated other comprehensive earnings as a separate component of shareholders’ equity, unless the decline in value is deemed to be other-than-temporary and the Company does not have the intent and ability to hold such securities until their full cost can be recovered, in which case such securities are written down to fair value and the loss is charged to current period earnings.
The investments held by the Company in connection with its participant directed supplemental employee retirement plan are classified as trading securities; therefore, changes in fair value associated with these investments are recognized as a component of earnings.
Long term investments represent securities held by the Company and its captive insurance subsidiaries. At December 31, 2013 and 2014, amortized cost basis and aggregate fair value of the Company’s available-for-sale securities by investment type were as follows (in thousands):

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2013
Money market funds	$7,909	$—	$—	$7,909
Treasury	1,005	—	(4)	1,001
Municipal bonds	73,981	1,560	(878)	74,663
Corporate bonds	500	8	—	508
	$83,395	$1,568	$(882)	$84,081
December 31, 2014
Money market funds	$18,577	$—	$—	$18,577
Treasury	1,003	—	—	1,003
Municipal bonds	81,120	2,619	(45)	83,694
Mutual funds	3,228	—	—	3,228
Private investments	6,464	—	(20)	6,444
	$110,392	$2,619	$(65)	$112,946
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

At December 31, 2013 and 2014, the amortized cost basis and aggregate fair value of the Company’s available-for-sale securities by contractual maturities were as follows (in thousands):

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2013
Due in less than one year	$13,451	$91	$—	$13,542
Due after one year through five years	46,547	1,366	(340)	47,573
Due after five years through ten years	21,470	110	(440)	21,140
Due after ten years	1,927	1	(102)	1,826
Total	$83,395	$1,568	$(882)	$84,081
December 31, 2014
Due in less than one year	$25,186	$88	$—	$25,274
Due after one year through five years	53,735	1,676	(45)	55,366
Due after five years through ten years	19,859	801	—	20,660
Due after ten years	1,920	54	—	1,974
Total	$100,700	$2,619	$(45)	$103,274

A summary of the Company’s temporarily impaired investment securities available-for-sale as of December 31, 2013 and 2014 follows (in thousands):

	Less than 12 months			Impaired Over 12 months		Total
	Fair Value	Unrealized Losses		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2013
Treasury	1,001	(4)		—	—	1,001	(4)
Municipal bonds	28,939	(756)		4,532	(122)	33,471	(878)
Total investment	$29,940	$(760)		$4,532	$(122)	$34,472	$(882)
December 31, 2014
Treasury	1,003	—	(a)	—	—	1,003	—
Municipal bonds	4,498	(12)		2,725	(33)	7,223	(45)
Private investments	1,414	(20)		—	—	1,414	(20)
Total investment	$6,915	$(32)		$2,725	$(33)	$9,640	$(65)
    (a) Unrealized loss is less than $1,000.
As of December 31, 2013, there were $1.6 million of unrealized gains and $0.9 million of unrealized losses on investments. Through specific identification, there were $0.1 million of realized gains and no realized losses on investments during 2013. As of December 31, 2014, there were $2.6 million of unrealized gains and $0.1 million of unrealized losses on investments. Through specific identification, there were $0.2 million of realized gains and no realized losses on investments sold during 2014.
Supplemental Employee Retirement Plans
As of December 31, 2013 and 2014, the investments related to the participant directed supplemental employee retirement plans totaled $28.5 million and $37.2 million, respectively, and are included in other assets in the accompanying consolidated balance sheets. The trading gains and losses on those investments for the year ended on December 31, 2013 and 2014 that are still held by the Company as of December 31, 2013 and 2014 were as follows (in thousands):

	2013	2014
Net gains and (losses) recognized during the year ended December 31, 2013 and 2014, respectively on trading securities	$1,616	$(638)
Less: Net gains recognized during the period on trading securities sold during the year ended December 31, 2013 and 2014, respectively	934	52
Unrealized gains and (losses) recognized on trading securities still held at December 31, 2013 and 2014, respectively	$682	$(690)
In March 2012, the Company made an investment in a variable interest entity that is a provider of hospital-based telemedicine consultations. The Company determined that it is not the primary beneficiary of the entity, as it does not have the power to direct the activities that most significantly impact economic performance of the entity nor the responsibility to absorb a majority of the expected losses and therefore, the entity is not consolidated. The determination of whether the Company is the primary beneficiary was performed at the time of the initial investment and is performed at the date of each subsequent reporting period. This investment is accounted for as a cost method investment, which is classified in other assets in the accompanying consolidated balance sheets and measured at fair value on a nonrecurring basis. The fair value of the Company's cost method investment is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. As of December 31, 2013 and December 31, 2014, the carrying amount and maximum exposure to loss of this investment was $2.0 million. When measured on a recurring basis, this investment is considered Level 3 in the fair value hierarchy due to the use of unobservable inputs to measure fair value.

10. Other Accrued Liabilities
The Company’s other accrued liabilities consist of the following as of December 31 (in thousands):

	2013	2014
Professional liability loss reserves	$75,785	$82,735
Other	52,964	70,402
	$128,749	$153,137
11. Long-Term Debt
Long-term debt consists of the following as of December 31 (in thousands):

	2013	2014
Term A Loan	$257,813	$596,250
Term B Loan	243,750	—
Revolving credit facility	—	209,000
	501,563	805,250
Less current portion	(17,969)	(227,750)
	$483,594	$577,500

On October 2, 2014, the Company entered into an amendment and restatement (the Amendment) to its senior secured credit facilities, which, among other things, (1) increased the existing Term A Loan Facility from $275.0 million to $600.0 million, (2) increased the Company’s existing Revolving Credit Facility to $650.0 million, and (3) extended the maturities of the Term A Loan Facility and the Revolving Credit Facility from November 1, 2017 to October 2, 2019. The maturity dates under the Credit Facility are subject to extension with lender consent according to the terms of the agreement. The Company used proceeds from borrowings under the Term A Loan Facility and the Revolving Credit Facility to repay in full the existing $250.0 million Term B Loan Facility and pay customary fees and expenses associated with the Amendment and Restatement Agreement, with remaining proceeds retained for other future general corporate purposes. The Company recognized a $3.6 million loss on refinancing of debt in connection with this transaction during the fourth quarter of 2014.
The interest rate on any outstanding revolving credit borrowings and Term A Loan Facility, and the commitment fee applicable to undrawn revolving commitments, is priced off a grid based upon the Company’s first lien net leverage ratio and is currently LIBOR + 1.50% in the case of revolving credit borrowings and Term A Loan Facility and 0.30% in the case of unused revolving commitments. The interest rate at December 31, 2014 was 1.76% for amounts outstanding under the Term A Loan Facility.
There were $209.0 million in borrowings under the Revolving Credit Facility as of December 31, 2014, and the Company had $6.7 million of standby letters of credit outstanding against the Revolving Credit Facility commitment.
The senior credit facility agreement, as amended, contains both affirmative and negative covenants, including limitations on the Company’s ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire the Company's capital stock, acquire the capital stock or assets of another business and pay dividends, and requires the Company to comply with a maximum first lien net leverage ratio, tested quarterly. At December 31, 2014, the Company was in compliance with all covenants under the senior credit facility agreement. The credit facility is secured by substantially all of the Company’s U. S. subsidiaries’ assets.
Aggregate annual maturities of long-term debt as of December 31, 2014 are as follows (in thousands):

2015	$227,750
2016	33,750
2017	48,750
2018	60,000
2019 and thereafter	435,000
12. Other Noncurrent Liabilities
Other noncurrent liabilities consist of the following as of December 31 (in thousands):

	2013	2014
Professional liability loss reserves	$152,876	$181,630
Other	37,966	50,148
	$190,842	$231,778

The Company’s professional liability loss reserves consist of the following as of December 31 (in thousands):

	2013	2014
Estimated losses under self-insured programs	$166,168	$190,117
Estimated losses under commercial insurance programs	62,493	74,248
	228,661	264,365
Less—estimated amount payable within one year	75,785	82,735
	$152,876	$181,630
The changes to the Company’s estimated losses under self-insured programs for 2013 and 2014 are as follows (in thousands):

	2013	2014
Balance, December 31	$145,016	$166,168
Reserves related to current period	50,472	57,022
Reclassification from other liabilities	1,679	—
Assumed liabilities	3,338	—
Changes related to prior period reserves	—	7,088
Risk transfer to commercial insurance program	—	(2,775)
Payments for current period reserves	(2,686)	(1,946)
Payment for prior period reserves	(31,651)	(35,440)
Balance, December 31	$166,168	$190,117
The Company provides for its estimated professional liability losses through a combination of self-insurance and commercial insurance programs. Losses in excess of the limit of coverage remain as a self-insured obligation of the Company. A portion of the professional liability loss risks being provided for through self-insurance (“claims-made” basis) are transferred to and funded into a captive insurance company. In addition, the Company acquired an existing captive insurance company as part of its acquisition of an emergency medicine staffing business in October 2014. The professional liability loss risk held at this captive insurance company was transfered to a commercial insurance program simultaneously with the closing of the acquisition. As of December 31, 2014 the Company has liquidated approximately $24.4 million of the investments held by the acquired captive insurance company. The accounts of the captive insurance companies are fully consolidated with those of the other operations of the Company in the accompanying consolidated financial statements.
The self-insurance components of our risk management program include reserves for future claims incurred but not reported (“IBNR”). As of December 31, 2013, of the $166.2 million of estimated losses under self-insured programs, approximately $100.2 million represented an estimate of IBNR claims and expenses and additional loss development, with the remaining $66.0 million representing specific case reserves. Of the existing case reserves as of December 31, 2013, $2.4 million represented case reserves that had settled but not yet funded, and $63.6 million reflected unsettled case reserves.
As of December 31, 2014, of the $190.1 million of estimated losses under self-insurance programs, approximately $117.3 million represents an estimate of IBNR claims and expenses and additional loss development, with the remaining $72.8 million representing specific case reserves. Of the existing case reserves as of December 31, 2014, $1.9 million represents case reserves that have been settled but not yet funded, and $70.9 million reflects unsettled case reserves.
The Company’s provisions for losses under its self-insurance components are estimated using the results of periodic actuarial studies. Such actuarial studies include numerous underlying estimates and assumptions, including assumptions as to future claim losses, the severity and frequency of such projected losses, loss development factors and others. The Company's most recent actuarial valuation was completed in October 2014. During the third quarter of 2014, based on the results of the October 2014 biannual actuarial study the Company recorded an unfavorable adjustment to prior year professional liability reserves of $7.1 million primarily as a result of the settlement of an excess medical malpractice verdict, a decline in the discount factor applied to professional liability reserves due to the lower interest rate environment in the quarter, and an increase in revised loss estimates for certain older years as reflected in the most recent actuarial report. The Company’s provisions for losses under its self-insured components are subject to subsequent adjustment should future actuarial projected results for such periods indicate projected losses greater or less than previously projected. The Company’s estimated loss reserves under such programs are discounted at approximately 1.4% and 1.1% at December 31, 2013 and 2014, respectively, which was the weighted average Treasury rate, over a 10 year period at the measurement dates, which reflect the risk free interest rate over the expected period of claims payments.
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

13. Shareholders’ Equity
Authorized capitalization of Team Health Holdings, Inc.
Authorized capital stock consists of 100,000,000 shares of common stock, par value $0.01 per share and 10,000,000 shares of preferred stock, par value $0.01 per share. Total number of outstanding common shares was 70,016,000 and 71,283,000 as of December 31, 2013 and December 31, 2014, respectively. There were no shares of preferred stock outstanding as of December 31, 2013 and 2014.
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
Shares Subject to the Plan. The Stock Plan provides that the total number of shares of common stock that may be issued under the 2009 Stock Plan is 15,100,000, of which approximately 3,076,000 shares are available to grant as of December 31, 2014. Shares of the Company’s common stock covered by awards that terminate or lapse without the payment of consideration may be granted again under the Stock Plan.

The following table summarizes the status of options under the Stock Plan as of December 31, 2012, 2013 and 2014:

	Shares (in thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands) (1)	Weighted Average Remaining Life in Years
Outstanding at beginning of year - 2012	7,407	$15.47	$48,901	8.3
Granted	1,505	22.08	—
Exercised	(2,064)	13.89	28,662
Expired or forfeited	(175)	19.19	—
Outstanding at December 31, 2012	6,673	$17.35	$76,180	7.9
Exercisable at December 31, 2012	3,418	$14.83	$47,632	7.2
Outstanding at beginning of year - 2013	6,673	$17.35	$76,180	7.9
Granted	566	38.45	—
Exercised	(1,929)	15.40	29,702
Expired or forfeited	(248)	20.02	—
Outstanding at December 31, 2013	5,062	$20.33	$127,681	7.1
Exercisable at December 31, 2013	2,552	$16.20	$74,893	6.5
Outstanding at beginning of year - 2014	5,062	$20.33	$127,681	7.1
Granted	501	47.58	—
Exercised	(1,203)	16.88	43,203
Expired or forfeited	(121)	24.52	—
Outstanding at December 31, 2014	4,239	$24.41	$140,433	6.4
Exercisable at December 31, 2014	2,474	$18.48	$96,602	5.9
(1) Intrinsic value is the amount by which the stock price exceeds the exercise price of the options on the option exercise date or the balance sheet date.
Equity based compensation expense and the resulting tax benefits were as follows (in thousands):

	Year Ended December 31,
	2012	2013	2014
Stock options	$6,425	$8,310	$10,833
Restricted stock awards	291	1,519	5,252
Stock purchase plan	61	60	67
Total equity based compensation expense	6,777	9,889	16,152
Tax benefit of equity based compensation expense	$2,690	$3,857	$6,219
The Company uses the Black-Scholes option pricing formula to estimate the fair value of stock options on grant date. The implied volatility assumptions were based on the historical stock volatility of the Company and publicly traded peer companies. The expected life is the mid-point between the vesting date and the end of the contractual term. Forfeitures of equity-based awards have been historically immaterial to the Company. The weighted-average fair value and the assumptions used to measure fair value were as follows:

	Year Ended December 31,
	2012	2013	2014
Weighted-average fair value of grants per option	$8.68	$20.82	$16.27
Weighted-average fair value of options vested in millions	$6.4	$9.0	$10.1
Risk-free interest rate	1.0%	1.0%	1.6%
Implied volatility	38.9%	41.0%	35.1%
Expected life of options in years	6.25	5.25	5.25
Expected dividend	0.0%	0.0%	0.0%

The Company had $20.3 million, $18.4 million, and $14.0 million, respectively, of unrecognized compensation expense related to unvested options which will be recognized over the remaining requisite service period as of December 31, 2012, 2013, and 2014.
Restricted stock awards are non-vested stock awards that include grants of restricted stock and grants of restricted stock units. The Company granted 320,000 awards during the year ended December 31, 2014 to its non-employee directors and management. The issued shares vest annually over a three to four year period from the initial grant date for the grants made to the independent directors and management. The Company has $15.5 million of expense remaining to be recognized over the requisite service period for these awards as of December 31, 2014.
A summary of changes in total outstanding unvested restricted stock awards is as follows (in thousands):

	Restricted Stock	Restricted Units	Total
Outstanding at December 31, 2012	58	—	58
Granted	256		256
Vested	(58)		(58)
Forfeited and expired	(18)		(18)
Outstanding at December 31, 2013	238	—	238
Granted	—	320	320
Vested	(71)	—	(71)
Forfeited and expired	(6)	(3)	(9)
Outstanding at December 31, 2014	161	317	478
Stock Purchase Plans
In May 2010, the Company’s board of directors adopted the 2010 Employee Stock Purchase Plan (ESPP) and the 2010 Nonqualified Stock Purchase Plan (NQSPP).
The ESPP provides for the issuance of up to 600,000 shares to our employees. All eligible employees are granted identical rights to purchase common stock in each Board authorized offering under the ESPP. Rights granted pursuant to any offering under the ESPP terminate immediately upon cessation of an employee’s employment for any reason. In general, an employee may reduce his or her contribution or withdraw from participation in an offering at any time during the purchase period for such offering. Employees receive a 5% discount on shares purchased under the ESPP. Rights granted under the plan are not transferable and may be exercised only by the person to whom such rights are granted. Offerings will occur every six months in October and April. As of December 31, 2014, contributions under the ESPP totaled $1.2 million. During 2014, approximately 56,000 shares of the Company’s common stock were issued to plan participants. As of December 31, 2014 there were approximately 359,000 shares available for issuance under this plan.
The NQSPP provides for the issuance of up to 800,000 shares to our independent contractors. All eligible contractors are granted identical rights to purchase common stock in each Board authorized offering under the NQSPP. Rights granted pursuant to any offering under the NQSPP terminate immediately upon cessation of a contractor’s relationship with the Company for any reason. In general, a contractor may reduce his or her contribution or withdraw from participation in an offering at any time during the purchase period for such offering. Contractors receive a 5% discount on shares purchased under the NQSPP. Rights granted under the NQSPP are not transferable and may be exercised only by the person to whom such rights are granted. Offerings will occur every six months in October and April. As of December 31, 2014, contributions under the NQSPP totaled $0.6 million. During 2014, approximately 27,000 shares of the Company’s common stock were issued to plan participants. As of December 31, 2014 there were approximately 639,000 shares available for issuance under this plan.

Note 15. Accumulated Other Comprehensive (Loss) Earnings
The changes in accumulated other comprehensive earnings related to available-for-sale securities were as follows (in thousands):

	Year Ended December 31,
	2012	2013	2014
Balance at beginning of period	$3,302	$1,701	$447

Other comprehensive income:
Available-for-sale securities:
Net unrealized gain (loss)	202	(1,822)	2,102
Tax benefit (expense)(2)	861	676	(662)
Total other comprehensive gain (loss) before reclassifications, net of tax	1,063	(1,146)	1,440
Net amount reclassified to earnings(1)	(2,664)	(108)	(192)
Tax benefit (expense)(2)	—	—	—
Total amount reclassified from accumulated other comprehensive earnings, net of tax(3)	(2,664)	(108)	(192)
Total other comprehensive (loss) earnings	(1,601)	(1,254)	1,248

Balance at end of period	$1,701	$447	$1,695

(1) This amount was included in other (income) expenses, net on the accompanying Consolidated Statements of Comprehensive Earnings.
(2) These amounts were included in deferred taxes on the Company's Balance Sheets.
(3) A negative amount indicates a corresponding benefit to earnings.

16. Net Revenues
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

Net revenues for the years ended December 31, 2012, 2013 and 2014 consisted of the following (in thousands):

	Year Ended December 31,
	2012		2013		2014
Medicare	$409,139	19.8%	$467,713	19.6%	$528,057	18.7%
Medicaid	321,986	15.6	387,630	16.3	505,387	17.9
Commercial and managed care	915,140	44.2	1,073,401	45.0	1,314,352	46.6
Self-pay	1,420,484	68.7	1,609,656	67.5	1,628,498	57.8
Other	79,633	3.8	90,243	3.8	84,542	3.0
Unbilled	11,995	0.6	5,068	0.2	31,966	1.1
Net fee for service revenue before provision for uncollectibles	3,158,377	152.7	3,633,711	152.5	4,092,802	145.2
Contract revenue before provision for uncollectibles	545,107	26.3	641,986	26.9	667,529	23.7
Other	35,212	1.7	38,151	1.6	40,552	1.4
Net revenues before provision for uncollectibles	3,738,696	180.7	4,313,848	181.0	4,800,883	170.3
Provision for uncollectibles	(1,669,673)	(80.7)	(1,930,253)	(81.0)	(1,981,240)	(70.3)
Net revenues	$2,069,023	100.0%	$2,383,595	100.0%	$2,819,643	100.0%
The Company employs several methodologies for determining its allowance for doubtful accounts depending on the nature of the net revenues before provision for uncollectibles recognized. The Company initially determines gross revenue for our fee for service patient visits based upon established fee schedule prices. Such gross revenue is reduced for estimated contractual allowances for those patient visits covered by contractual insurance arrangements to result in net revenues before provision for uncollectibles. Net revenues before provision for uncollectibles is then reduced for management’s estimate of uncollectible amounts. Fee for service net revenues represent estimated cash to be collected from such patient visits and are net of management’s estimate of account balances estimated to be uncollectible. The provision for uncollectible fee for service patient visits is based on historical experience resulting from over twelve million annual fee for service patient visits. The significant volume of patient visits and the terms of thousands of commercial and managed care contracts and the various reimbursement policies relating to governmental healthcare programs do not make it feasible to evaluate fee for service accounts receivable on a specific account basis. Fee for service accounts receivable collection estimates are reviewed on a quarterly basis for each fee for service contract by period of accounts receivable origination. Such reviews include the use of historical cash collection percentages by contract adjusted for the lapse of time since the date of the patient visit. In addition, when actual collection percentages differ from expected results, on a contract by contract basis, supplemental detailed reviews of the outstanding accounts receivable balances may be performed by the Company’s billing operations to determine whether there are facts and circumstances existing that may cause a different conclusion as to the estimate of the collectibility of that contract’s accounts receivable from the estimate resulting from using the historical collection experience. Contract-related net revenues are billed based on the terms of the contract at amounts expected to be collected. Such billings are typically submitted on a monthly basis and aged trial balances prepared. Allowances for estimated uncollectible amounts related to such contract billings are made based upon specific accounts and invoice periodic reviews once it is concluded that such amounts are not likely to be collected. Approximately 98% of the Company’s allowance for doubtful accounts is related to receivables for fee for service patient visits. The principal exposure for uncollectible fee for service visits is centered in self-pay patients and, to a lesser extent, for co-payments and deductibles from patients with insurance. While the Company does not specifically allocate the allowance for doubtful accounts to individual accounts or specific payor classifications, the portion of the allowance associated with fee for service charges as of December 31, 2014 was equal to approximately 92% of outstanding self-pay fee for service patient accounts. The methodologies employed to compute allowances for doubtful accounts were unchanged between 2013 and 2014.

17. Income Taxes
The provision (benefit) for income taxes from continuing operations consists of the following (in thousands):

	Year Ended December 31,
	2012	2013	2014
Current:
Federal	$46,343	$57,536	$66,326
State	7,672	11,035	8,007
	54,015	68,571	74,333
Deferred:
Federal	(12,109)	(8,826)	(8,282)
State	(1,335)	(3,432)	(819)
	(13,444)	(12,258)	(9,101)
	$40,571	$56,313	$65,232
The reconciliation of the provision for income taxes computed at the federal statutory tax rate to the provision for income taxes is as follows:

	Year Ended December 31,
	2012	2013	2014
Tax at statutory rate	35.0%	35.0%	35.0%
State income tax (net of federal tax benefit)	3.4	4.1	3.9
Change in valuation allowance	—	(0.9)	(2.0)
Adjustments to state net operating losses	(0.1)	(0.2)	(0.5)
Change in state tax rate applied to deferred taxes	—	(0.4)	—
Contingent purchase and other acquisition compensation expense	0.5	1.2	3.1
Permanent items and other	0.6	0.7	0.9
Tax-exempt income	(0.5)	(0.4)	(0.5)
	38.9%	39.1%	39.9%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the Company’s deferred tax assets and liabilities are as follows at December 31 (in thousands):

	2013	2014
Current deferred income tax assets:
Compensation related items	$4,410	$9,512
Contingent purchase liability	3,050	2,193
Professional liability reserves	3,271	3,174
Accounts receivable	35,321	50,573
Total current deferred income tax assets	46,052	65,452
Valuation allowance	(4,852)	(3,445)
Net current deferred income tax assets	41,200	62,007
Current deferred income tax liabilities:
Other	(358)	(1,210)
Management fee	(79,905)	(99,069)
Total current deferred income tax liabilities	(80,263)	(100,279)
Net current deferred income tax liabilities	$(39,063)	$(38,272)
Long term deferred income tax assets:
Compensation related items	$3,702	$8,936
Contingent purchase liability	842	798
Professional liability reserves	33,763	37,679
Net operating losses	15,625	11,285
Total long term deferred income tax assets	53,932	58,698
Valuation allowance	(3,890)	(3,238)
Net long term deferred income tax assets	50,042	55,460
Long term deferred income tax liabilities:
Compensation related items and other	—	(4,164)
Amortization and depreciation	(5,496)	(30,183)
Total long term deferred income tax liabilities	(5,496)	(34,347)
Net long term deferred income tax assets	$44,546	$21,113
Total deferred income tax assets	$99,984	$124,150
Total deferred income tax liabilities	(85,759)	(134,626)
Valuation allowance	(8,742)	(6,683)
Net deferred income tax assets (liabilities)	$5,483	$(17,159)
The Company recognizes valuation allowances on deferred tax assets reported, if based on the weight of evidence, it believes that it is more likely than not that all or a portion of the deferred tax assets will not be realized. As of December 31, 2013 and 2014, the Company had a valuation allowance of $8.7 million and $6.7 million, respectively. The net decrease in the valuation allowance was the result of the implementation of planning opportunities for utilization of state net operating losses.
The Company, as of December 31, 2014, had net operating loss carryforwards in various states that expire at various times depending on the year generated and jurisdiction, the earliest expiration year being 2015.
The Company files a consolidated income tax return in the U.S. federal jurisdiction and in various states for its subsidiaries and remains subject to examination of its income tax returns for 2011 through 2014.
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

A reconciliation of the beginning and ending amount of unrecognized tax benefit (excluding interest and penalties) is as follows (in thousands):

	2012	2013	2014
Balance at January 1	$2,102	$2,896	$3,030
Additions based on tax positions related to the current year	1,139	188	5,243
Settlements during current year	—	—	(2,377)
Additions based on tax positions of prior years	—	—	762
Lapse of statutes of limitations	(345)	(54)	(64)
Balance at December 31	$2,896	$3,030	$6,594
The total unrecognized tax benefits that, if recognized, would affect the effective rate is $1.5 million as it relates to uncertainties that are permanent deductions. The Company expects a majority of the unrecognized tax benefits to be settled in 2015.
The Company recognizes accrued interest and penalties, if applicable, associated with uncertain tax positions in the respective accounts in operating expenses. During the years ended December 31, 2012, 2013 and 2014, the Company reported $0.5 million, $44,000 and $11,000, respectively, in interest expense related to the uncertain tax positions and no penalties.
18. Employee Savings Plans
The Company sponsors various employee savings plans that are primarily defined contribution plans. The Company recognized expense of approximately $6.3 million in 2012, $5.8 million in 2013 and $6.9 million in 2014 related to these plans.
The Company maintains a retirement savings plan for its employees. The plan is a defined contribution plan in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The plan provides for a discretionary match by the Company up to a maximum of 50% of the first 6% of compensation contributed by employees. The Company’s provisions in the periods comprising 2012, 2013 and 2014 reflect the maximum discretionary provisions provided for under the plan.
The Company also maintains non-qualified deferred compensation plans for certain of its employees. Total deferred compensation payable as of December 31, 2013 and 2014 was approximately $31.7 million and $42.9 million, respectively.
19. Commitments and Contingencies
Leases
The Company leases office space for terms of primarily one to twelve years with options to renew for additional periods. Future minimum payments due on these non-cancellable operating leases at December 31, 2014 are as follows (in thousands):

2015	$16,706
2016	14,894
2017	13,044
2018	12,030
2019	11,701
Thereafter	48,117
Operating lease costs were approximately $13.8 million, $15.4 million and $15.8 million for the years ended December 31, 2012, 2013 and 2014, respectively.
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
On September 3, 2013, the Company received a subpoena from the U.S. Department of Health and Human Services Office of Inspector General. The subpoena requests copies of certain documents that are primarily related to the Company’s services at hospitals that are affiliated with Health Management Associates, Inc. (HMA) and any of HMA’s affiliates. The Company produced materials responsive to the government's subpoena and intends to cooperate fully with the government in its investigation.
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
20. Related Party Transactions
The Company leases office space from several partnerships that are partially or entirely owned by certain employees of the Company. The leases were assumed by the Company as part of a merger or purchase transaction. Total related party lease costs were approximately $2.4 million in 2012, $3.6 million in 2013 and $3.5 million in 2014. In addition, the Company purchased approximately $0.1 million of medical supplies in 2013 and 2014 from a company that is partially owned by a member of management. Last, the Company provides scribes services to companies which are majority owned by a relative of two of our members of management. The total receipts from these two companies were $1.3 million in 2014.

21. Quarterly Financial Information (unaudited)
Selected unaudited quarterly financial information for the years ended December 31, 2013 and 2014 is as follows (in thousands, except per share amounts):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2013
Net revenues before provision for uncollectibles	$1,006,349	$1,062,806	$1,115,885	$1,128,808
Net revenues	575,945	579,733	606,127	621,790
Cost of services rendered (exclusive of depreciation and amortization)
Professional service expenses	452,769	454,771	472,027	488,250
Professional liability cost	18,656	19,077	17,467	18,985
Net earnings attributable to Team Health Holdings, Inc.	18,154	18,353	29,427	21,475
Basic net earnings per share of Team Health Holdings, Inc.	0.27	0.27	0.42	0.31
Diluted net earnings per share of Team Health Holdings, Inc.	0.26	0.26	0.41	0.30
2014
Net revenues before provision for uncollectibles	$1,104,173	$1,166,615	$1,223,104	$1,306,991
Net revenues	641,650	675,070	712,241	790,682
Cost of services rendered (exclusive of depreciation and amortization)
Professional service expenses	501,280	510,070	546,346	622,141
Professional liability cost	20,295	23,623	29,564	24,127
Net earnings attributable to Team Health Holdings, Inc.	23,845	30,203	27,586	16,104
Basic net earnings per share of Team Health Holdings, Inc.	0.34	0.43	0.39	0.23
Diluted net earnings per share of Team Health Holdings, Inc.	0.33	0.42	0.38	0.22

22. Segment Reporting
During the first quarter of 2014, the Company completed certain changes to its management reporting structure to better align its businesses with the Company objectives and operating strategies. These changes resulted in changes between the Company's existing operating segments.There were no changes made to the operating or reportable segments. The 2013 and 2012 segment results have been reclassified to conform to the current year reporting of these businesses. The Company determined, in accordance with segment reporting guidance, that it provides services through ten operating segments which are aggregated into two reportable segments, Healthcare Staffing and Other Services. The Healthcare Staffing segment, which is an aggregation of emergency medicine, anesthesia, specialty surgery and locums staffing, provides comprehensive healthcare service programs to users and providers of healthcare services on a fee for service as well as a cost plus or contract basis. The Other Services segment, is an aggregation of hospital medicine, military and government healthcare staffing, scribes, clinical services, nurse call center operations, as well as billing, collection and consulting services that provides a range of other comprehensive healthcare services. The operating segments included in the Other Services reportable segment, while similar in the types of services provided by those operating segments included in the Healthcare Staffing segment, do not meet the aggregation criteria prescribed by the segment reporting guidance nor do they meet the quantitative thresholds that would require a separate presentation.
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
The following table presents financial information for each reportable segment. Depreciation, amortization, management fee and other expenses separately identified in the consolidated statements of operations are included as a reduction to the respective segments’ operating earnings for each year below (in thousands):

	Year ended December 31,
	2012	2013	2014
Net Revenues:
Healthcare Staffing	$1,675,914	$1,941,592	$2,342,759
Other Services	393,109	442,003	476,884
	$2,069,023	$2,383,595	$2,819,643
Operating Earnings:
Healthcare Staffing	$66,126	$102,119	$102,671
Other Services	5,247	28,131	28,299
General Corporate	49,346	28,539	47,401
	$120,719	$158,789	$178,371
Reconciliation of Operating Earnings to Net Earnings:
Operating earnings	$120,719	$158,789	$178,371
Interest expense, net	16,339	14,910	15,050
Provision for income taxes	40,571	56,313	65,232
Net earnings	$63,809	$87,566	$98,089

Capital Expenditures:
Healthcare Staffing	$893	$1,138	$3,175
Other Services	11,686	7,108	9,246
General Corporate	9,426	13,132	12,155
	$22,005	$21,378	$24,576
Total Assets:
Healthcare Staffing	$775,868	$922,227	$1,579,593
Other Services	200,807	197,272	198,697
General Corporate	231,314	241,911	196,432
	$1,207,989	$1,361,410	$1,974,722

Note 23. Earnings Per Share
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

	Year Ended December 31,
	2012	2013	2014
Net earnings attributable to Team Health Holdings, Inc. (numerator for basic and diluted earnings per share)	$63,772	$87,409	$97,738
Denominator:
Weighted average shares outstanding	66,371	68,988	70,400
Effect of dilutive securities
Stock options	1,857	1,494	1,500
Restricted awards	48	141	262
Stock purchase plans	1	1	2
Shares used for diluted earnings per share	68,277	70,624	72,164
Basic net earnings per share of Team Health Holdings, Inc.	$0.96	$1.27	$1.39
Diluted net earnings per share of Team Health Holdings, Inc.	$0.93	$1.24	$1.35
Securities excluded from diluted earnings per share of Team Health Holdings, Inc. because they were antidilutive:
Stock options	2,413	349	304

Item 15(a)
Team Health Holdings, Inc.
Schedule II—Valuation and Qualifying Accounts
For the Years Ended December 31,
(In thousands)

	Balance at Beginning of Period	Costs and Expenses	Other	Deductions	Balance at End of Period
2012	$265,293	$1,669,673	$—	$1,597,917	$337,049
2013	$337,049	$1,930,253	$—	$1,889,658	$377,644
2014	$377,644	$1,981,240	$—	$1,949,033	$409,851

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEAM HEALTH HOLDINGS, INC.

By:	/S/ MICHAEL D. SNOW
Michael D. Snow President and Chief Executive Officer (Principal Executive Officer)
Date: February 10, 2015
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Michael Snow, David P. Jones and Heidi S. Allen, and each of them, as his or her true and lawful attorneys-in-fact and agents, with power to act with or without the others and with full power of substitution and resubstitution, to do any and all acts and things and to execute any and all instruments which said attorneys and agents and each of them may deem necessary or desirable to enable the registrant to comply with the U.S. Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the U.S. Securities and Exchange Commission thereunder in connection with the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the Annual Report), including specifically, but without limiting the generality of the foregoing, power and authority to sign the name of the registrant and the name of the undersigned, individually and in his or her capacity as a director or officer of the registrant, to the Annual Report as filed with the U.S. Securities and Exchange Commission, to any and all amendments thereto, and to any and all instruments or documents filed as part thereof or in connection therewith; and each of the undersigned hereby ratifies and confirms all that said attorneys and agents and each of them shall do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 10, 2015, by the following persons on behalf of the registrant and in the capacities indicated.

TEAM HEALTH HOLDINGS, INC.

By:	/s/ MICHAEL D. SNOW
Michael D. Snow President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ DAVID P. JONES
David P. Jones Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

By:	/s/ H. LYNN MASSINGALE, M. D.
H. Lynn Massingale, M.D. Executive Chairman and Director

By:	/s/ JAMES L. BIERMAN
James L. Bierman Director

By:	/s/ GLENN A. DAVENPORT
Glenn A. Davenport Director

By:	/s/ MARY R. GREALY
Mary R. Grealy Director

By:	/s/ VICKY B. GREGG
Vicky B. Gregg Director

By:	/s/ JOSEPH L. HERRING
Joseph L. Herring Director

By:	/s/ NEIL M. KURTZ, M.D.
Neil M. Kurtz, M.D. Director

EXHIBIT INDEX

No.	Description

3.1	Certificate of Incorporation of Team Health Holdings, Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K (File No. 001-34583), filed by the Company on December 18, 2009)

3.2	Amended and Restated By-laws of Team Health Holdings, Inc. (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K (File No. 001-34583), filed by the Company on December 23, 2014)

10.1
Amended and Restated Credit Agreement, dated as of October 2, 2014, among Team Health Holdings, Inc., TeamHealth, Inc., JPMorgan Chase Bank, N.A., each Lender from time to time party thereto and the other agents party thereto (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K (File No. 001-34583) filed by the Company on October 2, 2014)

10.2
First Amendment and Restatement Agreement, dated as of October 2, 2014, among Team Health Holdings, Inc., TeamHealth, Inc., JPMorgan Chase Bank, N.A., each Lender from time to time party thereto and the other agents party thereto (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K (File No. 001-34583) filed by the Company on October 2, 2014)

10.3
TeamHealth, Inc. Non-Qualified Supplemental Executive Retirement Plan dated as of January 1, 2004 (incorporated by reference to Exhibit 10.9 of the Registration Statement on Form S-4 (File No. 333-132495) filed by Team Finance LLC on March 16, 2006)*

10.4
Participation Agreement, dated as of November 27, 2006 between TeamHealth, Inc. and Core Trust Purchasing Group (incorporated by reference to Exhibit 10.21 of the Registration Statement on Form S-1 (File No. 333-162347) filed by the Company on November 17, 2009)

10.5	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.11 of the Registration Statement on Form S-1 (File No. 333-162347) filed by the Company on December 3, 2009)*

10.6
Amended and Restated Team Health Holdings, Inc. 2009 Stock Incentive Plan (incorporated by reference to the Definitive Proxy Statement on Schedule 14A (File No. 001-34583) filed by the Company on April 9, 2013)*

10.7
Amended and Restated Team Health Holdings, Inc. Annual Management Incentive Program (incorporated by reference to the Definitive Proxy Statement on Schedule 14A (File No. 001-34583) filed by the Company on April 9, 2013)*

10.8
Amended and Restated Employment Agreement, dated November 25, 2009, between TeamHealth, Inc. and H. Lynn Massingale, M.D., (incorporated by reference to Exhibit 10.1 of Team Finance LLC’s Current Report on Form 8-K (File No. 333-132495) dated November 25, 2009)*

10.8.1
Amendment, dated August 1, 2011, to Amended and Restated Employment Agreement, between TeamHealth, Inc. and H. Lynn Massingale, M.D., (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q (File No. 001-34583), filed on August 2, 2011)*

10.8.2
Third Amendment to Amended and Restated Employment Agreement, between TeamHealth, Inc. and H. Lynn Massingale, M.D., (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-34583), filed on May 22, 2014

10.8.3
Fourth Form of Amendment to Amended and Restated Employment Agreement, between TeamHealth, Inc. and H. Lynn Massingale, M.D., (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-34583), filed on December 22, 2014

10.9
Transition Services Agreement, dated January 7, 2014, between Team Health, Inc. and Gregory S. Roth (incorporated by reference to Exhibit 10.1 of Team Health Holdings, Inc.’s Current Report on Form 8-K (File No. 001-34583) dated January 9, 2014)*

10.10
Amended and Restated Employment Agreement, dated August 1, 2011, between TeamHealth, Inc. and David P. Jones (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-34583) filed on August 2, 2011)*

10.11
Amended and Restated Employment Agreement, dated August 1, 2011, between TeamHealth, Inc. and Heidi Solomon Allen (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (File No. 001-34583) filed on August 2, 2011)*

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

21.1	List of Subsidiaries (filed herewith)

23.1	Consent of Ernst & Young LLP (filed herewith)

24.1	Power of Attorney (included in the signature page hereto)

31.1	Certification by Michael D. Snow for Team Health Holdings, Inc. dated February 10, 2015, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification by David P. Jones for Team Health Holdings, Inc. dated February 10, 2015 as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification by Michael D. Snow for Team Health Holdings, Inc. dated February 10, 2015, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification by David P. Jones for Team Health Holdings, Inc. dated February 10, 2015, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101
The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in Extensive Business Reporting Language (XBRL): (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Comprehensive Earnings, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Shareholders’ Equity, (v) Notes to Consolidated Financial Statements, and (vii) Schedule II - Valuation and Qualifying Accounts.

*	Management contracts or compensatory plans or arrangements