Form 10-Q
period 2015-03-31
TEAM HEALTH HOLDINGS INC.
filed 2015-05-05
CIK 1082754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2015
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

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 1, 2015, there were outstanding 72,016,781 shares of common stock of Team Health Holdings, Inc., with a par value of $0.01.

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

TEAM HEALTH HOLDINGS, INC.
QUARTERLY REPORT FOR THE THREE MONTHS
ENDED MARCH 31, 2015

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
TEAM HEALTH HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2014	March 31, 2015
	(Unaudited) (In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$20,094	$17,369
Accounts receivable, less allowance for uncollectibles of $409,851 and $440,782 in 2014 and 2015, respectively	500,633	549,582
Prepaid expenses and other current assets	46,469	42,353
Receivables under insured programs	23,623	21,868
Income tax receivable	8,935	—
Total current assets	599,754	631,172
Insurance subsidiaries' and other investments	112,946	111,539
Property and equipment, net	62,117	65,566
Other intangibles, net	341,194	333,961
Goodwill	724,979	748,068
Deferred income taxes	21,113	23,881
Receivables under insured programs	50,625	54,592
Other	61,994	58,060
	$1,974,722	$2,026,839
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$40,616	$46,112
Accrued compensation and physician payable	283,033	240,728
Other accrued liabilities	153,137	151,716
Income tax payable	—	6,126
Current maturities of long-term debt	227,750	250,000
Deferred income taxes	38,272	37,785
Total current liabilities	742,808	732,467
Long-term debt, less current maturities	577,500	570,000
Other non-current liabilities	231,778	252,623
Shareholders’ equity:
Common stock, ($0.01 par value; 100,000 shares authorized, 71,283 and 71,806 shares issued and outstanding at December 31, 2014 and March 31, 2015, respectively)	713	718
Additional paid-in capital	696,996	717,072
Accumulated deficit	(278,855)	(250,801)
Accumulated other comprehensive earnings	1,695	1,668
Team Health Holdings, Inc. shareholders’ equity	420,549	468,657
Noncontrolling interests	2,087	3,092
Total shareholders' equity including noncontrolling interests	422,636	471,749
	$1,974,722	$2,026,839
See accompanying notes to consolidated financial statements.

TEAM HEALTH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Three Months Ended March 31,
	2014	2015
	(Unaudited) (In thousands, except per share data)
Net revenue before provision for uncollectibles	$1,104,173	$1,398,289
Provision for uncollectibles	462,523	557,805
Net revenue	641,650	840,484
Cost of services rendered (exclusive of depreciation and amortization shown separately below)
Professional service expenses	501,280	663,465
Professional liability costs	20,295	26,618
General and administrative expenses (includes contingent purchase and other acquisition compensation expense of $10,144 and $7,904 in 2014 and 2015, respectively)	62,177	73,562
Other (income) expenses, net	(2,161)	(3,280)
Depreciation	4,571	5,573
Amortization	11,126	20,277
Interest expense, net	3,408	3,989
Transaction costs	1,018	1,086
Earnings before income taxes	39,936	49,194
Provision for income taxes	16,018	21,155
Net earnings	23,918	28,039
Net earnings (loss) attributable to noncontrolling interests	73	(15)
Net earnings attributable to Team Health Holdings, Inc.	$23,845	$28,054

Net earnings per share of Team Health Holdings, Inc.
Basic	$0.34	$0.39
Diluted	$0.33	$0.38
Weighted average shares outstanding
Basic	69,835	71,372
Diluted	71,430	72,885

Other comprehensive earnings (loss), net of tax:
Net change in fair value of investments, net of tax of $325 and $3 for 2014 and 2015, respectively	602	(27)
Comprehensive earnings	24,520	28,012
Comprehensive earnings (loss) attributable to noncontrolling interests	73	(15)
Comprehensive earnings attributable to Team Health Holdings, Inc.	$24,447	$28,027
See accompanying notes to consolidated financial statements.

TEAM HEALTH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2014	2015
	(Unaudited) (In thousands)
Operating Activities
Net earnings	$23,918	$28,039
Adjustments to reconcile net earnings:
Depreciation	4,571	5,573
Amortization	11,126	20,277
Amortization of deferred financing costs	253	363
Equity based compensation expense	2,974	3,543
Provision for uncollectibles	462,523	557,805
Deferred income taxes	(1,937)	(4,438)
Gain on sale of assets	(1,842)	(400)
Equity in joint venture income	(927)	(776)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(475,070)	(605,809)
Prepaids and other assets	7,357	4,692
Income tax accounts	12,039	15,061
Accounts payable	(59)	6,246
Accrued compensation and physician payable	(27,648)	(39,920)
Contingent purchase liabilities	8,724	4,003
Other accrued liabilities	2,192	1,416
Professional liability reserves	5,979	6,862
Net cash provided by operating activities	34,173	2,537
Investing Activities
Purchases of property and equipment	(5,919)	(9,832)
Sale of property and equipment	2,776	—
Cash paid for acquisitions, net	(2,454)	(33,296)
Proceeds from the sale of investments	—	6,191
Net proceeds from disposition of assets held for sale	—	19
Purchases of investments at insurance subsidiaries	(11,975)	(19,081)
Proceeds from investments at insurance subsidiaries	8,344	18,267
Net cash used in investing activities	(9,228)	(37,732)
Financing Activities
Payments on notes payable	(4,063)	(3,750)
Proceeds from revolving credit facility	27,500	304,500
Payments on revolving credit facility	(27,500)	(286,000)
Contributions from noncontrolling interests	—	1,020
Proceeds from exercise of stock options	1,949	9,574
Tax benefit from exercise of stock options	1,441	7,126
Net cash (used in) provided by financing activities	(673)	32,470
Net increase (decrease) in cash and cash equivalents	24,272	(2,725)
Cash and cash equivalents, beginning of period	32,331	20,094
Cash and cash equivalents, end of period	$56,603	$17,369
Supplemental cash flow information:
Interest paid	$3,659	$4,322
Taxes paid	$4,437	$704
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
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items) necessary for a fair presentation of results for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. The consolidated balance sheet of the Company at December 31, 2014 has been derived from the audited financial statements at that date, but does not include all of the information and disclosures required by U.S. GAAP for complete financial statements. These financial statements and the notes thereto should be read in conjunction with the December 31, 2014 audited consolidated financial statements and the notes thereto included in our annual report on Form 10-K for fiscal year 2014 filed with the Securities and Exchange Commission (the SEC).
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

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers," which establishes a comprehensive revenue recognition standard for virtually all industries under U.S. GAAP. The standard is effective for public entities for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted under U.S. GAAP. We have not yet determined the effects, if any, that adoption of this new accounting standard may have on the Company's consolidated financial statements. In April 2015, the FASB voted to propose a one-year deferral to the effective date, but to permit entities to adopt one year earlier if they choose (i.e., the original effective date). The proposal will be subject to the FASB's due process requirement, which includes a period for public comments.

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements—Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern," which requires management to evaluate, in connection with preparing financial statements for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable) and provide related disclosures. ASU No. 2014-15 is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The adoption of this standard's update is not expected to impact the Company's consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, "Consolidation: Amendments to the Consolidation Analysis," which amends the criteria for determining which entities are considered variable interest entities (“VIEs”), amends the criteria for determining if a service provider possesses a variable interest in a VIE, and ends the deferral granted to investment companies for application of the VIE consolidation model. ASU No. 2015-02 is effective for public entities for annual and interim reporting periods beginning after December 15, 2015 and early adoption is permitted. We have not yet determined the effects, if any, that adoption of this new accounting standard may have on the Company's consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs," which changes the presentation of debt issuance costs in financial statements. ASU No. 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. ASU No. 2015-03 is effective for annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The new guidance will be applied retrospectively to each prior period presented. The Company is currently in the process of evaluating the impact of adoption of the ASU on its consolidated balance sheets.

Note 3. Acquisitions and Contingent Purchase Obligations
Acquisitions
During the three months ended March 31, 2015, the Company paid a total of $33.3 million related to acquisitions including $32.3 million for the operations of three businesses acquired during the period. These acquisitions consist of the following:

Acquired Operations	Date Acquired	Business Service Line
Ruby Crest Emergency Medicine	February 2015	Emergency Medicine
Capital Emergency Associates	February 2015	Emergency/Hospital Medicine
EOS Medical Group	January 2015	Emergency Medicine
These acquisitions have expanded the Company’s presence in emergency medicine and hospital medicine staffing in those respective markets. The results of operations of the acquired businesses have been included in the Company’s consolidated financial statements beginning on the acquisition date.
The purchase price for these acquisitions was allocated, based on management’s estimates, in accordance with ASC Topic 805, “Business Combinations” (ASC 805). The Company’s purchase price allocation for business combinations completed during recent periods is preliminary and may be subject to revision as additional information about fair value of assets and liabilities becomes available. Additional information, which existed as of the acquisition date but at that time was unknown to the Company, may become known to the Company during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date. Adjustments in the purchase price allocation may require a recasting of the amounts allocated to goodwill retroactive to the period in which the acquisition occurred. The purchase price for the acquisitions completed during the three months ended March 31, 2015 was allocated as shown in the table below (in thousands):

Accounts receivable	$945
Prepaid expenses and other assets	4
Other intangibles (consisting of physician and hospital agreements)	13,045
Goodwill (of which $18.3 million was tax deductible in 2015)	21,142
Accounts payable	(60)
Deferred income taxes	(1,180)
Long-term contingent liabilities	(1,643)

Consideration paid for 2015 acquisitions, net of cash and cash equivalents of $36	32,253
Additional consideration paid for previous acquisitions	1,043
Total cash paid for acquisitions	$33,296
During the first quarter of 2015, factors became known that resulted in changes to the purchase price allocation of assets and liabilities, existing at the date of acquisition, related to certain acquisitions completed during 2014. This change resulted in an increase to accrued liabilities and an increase to goodwill of $1.9 million.

The following unaudited pro forma information combines the consolidated results of operations of the Company and the historical financial results of the acquisitions completed during 2014 and 2015 as if the transactions had occurred on January 1, 2014 (in thousands, except for per share data):

	Three Months Ended March 31,
	2014	2015
Net revenue	$745,512	$851,263
Net earnings attributable to Team Health Holdings, Inc.	27,943	28,527
Net earnings per share of Team Health Holdings, Inc.
Basic	$0.40	$0.40
Diluted	$0.39	$0.39
Weighted average shares outstanding:
Basic	69,835	71,372
Diluted	71,430	72,885
The pro forma results are based on estimates and assumptions, which the Company believes are reasonable and do not necessarily represent results that would have occurred if the acquisitions had taken place at the beginning of the periods, nor are they indicative of the future results of these combined operations.

Effective May 2015, the Company completed the acquisitions of the operations of an emergency medicine staffing business located in New Jersey and an anesthesia staffing business located in Ohio. A Board member of the Company is also a member of the Board of directors of the hospital that is serviced by the acquired company located in New Jersey. These acquisitions have expanded the Company's presence in emergency medicine and anesthesia staffing in those respective markets. The Company is still in the process of completing the purchase price allocation for these acquisitions. Consideration paid for these May acquisitions was $49.8 million. In addition, the Company estimates it may have to pay $3.4 million in future contingent payments for these acquisitions. These payments will be made should each of the acquired operations achieve the financial targets or certain contract terms as agreed to in their respective acquisition agreements, including the requirements for continuing employment.
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
As of March 31, 2015, the Company estimates it may have to pay $71.4 million (including $2.9 million related to transactions completed during 2015) in future contingent payments for acquisitions made prior to March 31, 2015 based upon the current projected performance of the acquired operations of which $28.7 million is recorded as a liability in other liabilities and other non-current liabilities on the Company’s consolidated balance sheet. The remaining estimated liability of $42.7 million will be recorded as contingent purchase compensation expense over the remaining performance periods. The current estimate of future contingent payments could increase or decrease depending upon the actual performance of the acquisition over the respective performance periods. These payments will be made should the acquired operations achieve the financial targets or certain contract terms as agreed to in the respective acquisition agreements, including the requirements for continuing employment. When measured on a recurring basis, this liability is considered Level 3 in the fair value hierarchy due to the use of unobservable inputs to measure fair value.
The contingent purchase and other acquisition compensation expense recognized for the three months ended March 31, 2014 and 2015 was $10.1 million and $7.9 million, respectively. Included in the expense recognized in 2014 and 2015 is $0.1 million and $0.2 million, respectively, related to acquisition related payments made to non-owners of the acquired operations.

The changes to the Company’s accumulated contingent purchase liability for the three months ended March 31, 2015 are as follows (in thousands):

Contingent purchase liability at December 31, 2014	$23,584
Payments	(4,451)
Contingent purchase and other acquisition compensation expense recognized	7,904
Contingent purchase liability recognized at acquisition date	1,643
Contingent purchase liability at March 31, 2015	$28,680
Estimated unrecognized contingent purchase compensation expense as of March 31, 2015 is as follows (in thousands):

For the remainder of the year ended December 31, 2015	$20,800
For the year ended December 31, 2016	19,749
For the year ended December 31, 2017	2,120
For the year ended December 31, 2018	52
For the year ended December 31, 2019	15
$42,736
In the three months ended March 31, 2014 and 2015, the Company recognized transaction costs of $1.0 million and $1.1 million, respectively, which related to external costs associated with due diligence and acquisition activity.
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

The following table provides information on those assets and liabilities the Company currently measures at fair value on a recurring basis as of December 31, 2014 and March 31, 2015 (in thousands):

	Carrying Amount in Consolidated Balance Sheet December 31, 2014	Fair Value December 31, 2014	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3
Investments of insurance subsidiaries:
Money market funds	$18,577	$18,577	$18,577	$—	$—
U. S. Treasury securities	1,003	1,003	—	1,003	—
Municipal bonds	83,694	83,694	—	83,694	—
Mutual funds	3,228	3,228	—	3,228	—
Private investments	6,444	6,444	—	—	6,444
Total investments of insurance subsidiaries	$112,946	$112,946	$18,577	$87,925	$6,444
Supplemental employee retirement plan investments:
Mutual funds	$37,237	$37,237	$—	$37,237	$—

	Carrying Amount in Consolidated Balance Sheet March 31, 2015	Fair Value March 31, 2015	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3
Investments of insurance subsidiaries:
Money market funds	$19,417	$19,417	$19,417	$—	$—
Municipal bonds	85,466	85,466	—	85,466	—
Mutual funds	423	423	—	423	—
Private investments	6,233	6,233	—	—	6,233
Total investments of insurance subsidiaries	$111,539	$111,539	$19,417	$85,889	$6,233
Supplemental employee retirement plan investments:
Mutual funds	$39,748	$39,748	$—	$39,748	$—
The Company’s insurance subsidiaries investments are valued using market prices on active markets (Level 1) and less active markets (Level 2), in addition to using alternative information when market data is not available (Level 3). Level 1 investment valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 investment valuations are obtained from readily available pricing sources for comparable investment or identical investments in less active markets. The fair values of the Company’s supplemental employee retirement investments are based on quoted prices. Level 3 investment valuations require significant management judgment and are based on transaction price, company performance, and market conditions. For the quarter ended March 31, 2015, there were no transfers between Levels 1, 2 or 3. See Note 5 for more information regarding the Company’s investments.
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
The fair value of the Company's debt is estimated using quoted market prices when available. When quoted market prices are not available, fair value is estimated based on current market interest rates for debt with similar maturities (Level 2). At March 31, 2015, the estimated fair value of the Company’s outstanding debt was $803.4 million compared to a carrying value of $820.0 million.
Note 5. Investments

Investments are primarily comprised of securities held by the Company’s captive insurance subsidiaries and by the Company in connection with its participant directed supplemental employee retirement plan. Investments held by the Company’s captive insurance subsidiaries are classified as available-for-sale securities. The unrealized gains or losses of investments held by the Company’s captive insurance subsidiaries are included in accumulated other comprehensive earnings as a separate component of shareholders’ equity, unless the decline in value is deemed to be other-than-temporary and the Company does not have the intent and ability to hold such securities until their full cost can be recovered, in which case such securities are written down to fair value and the loss is charged to current period earnings.
The investments held by the Company in connection with its participant directed supplemental employee retirement plan are classified as trading securities; therefore, changes in fair value associated with these investments are recognized as a component of earnings.
At December 31, 2014 and March 31, 2015, amortized cost basis and aggregate fair value of the Company’s available-for-sale securities by investment type were as follows (in thousands):

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2014
Money market funds	$18,577	$—	$—	$18,577
U. S. Treasury securities	1,003	—	—	1,003
Municipal bonds	81,120	2,619	(45)	83,694
Mutual funds	3,228	—	—	3,228
Private investments	6,464	—	(20)	6,444
	$110,392	$2,619	$(65)	$112,946
March 31, 2015
Money market funds	$19,417	$—	$—	$19,417
Municipal bonds	82,884	2,691	(109)	85,466
Mutual funds	423	—	—	423
Private Investments	6,307	—	(74)	6,233
	$109,031	$2,691	$(183)	$111,539

At December 31, 2014 and March 31, 2015, the amortized cost basis and aggregate fair value of the Company’s available-for-sale securities by contractual maturities were as follows (in thousands):

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2014
Due in less than one year	$25,186	$88	$—	$25,274
Due after one year through five years	53,735	1,676	(45)	55,366
Due after five years through ten years	19,859	801	—	20,660
Due after ten years	1,920	54	—	1,974
Total	$100,700	$2,619	$(45)	$103,274
March 31, 2015
Due in less than one year	$29,759	$97	$—	$29,856
Due after one year through five years	52,732	1,677	(64)	54,345
Due after five years through ten years	17,891	869	(12)	18,748
Due after ten years	1,919	48	(33)	1,934
Total	$102,301	$2,691	$(109)	$104,883
A summary of the Company’s temporarily impaired available-for-sale investment securities as of December 31, 2014 and March 31, 2015 follows (in thousands):

	Impaired Less Than 12 Months		Impaired Over 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2014
U.S. Treasury securities	$1,003	$—	$—	$—	$1,003	$—
Municipal bonds	4,498	(12)	2,725	(33)	7,223	(45)
Private investments	1,414	(20)	—	—	1,414	(20)
Total investment	$6,915	$(32)	$2,725	$(33)	$9,640	$(65)
March 31, 2015
Municipal bonds	$6,436	$(43)	$2,018	$(66)	$8,454	$(109)
Private investments	1,319	(74)	—	—	1,319	(74)
Total investment	$7,755	$(117)	$2,018	$(66)	$9,773	$(183)

The unrealized losses resulted from changes in market interest rates, not from changes in the probability of contractual cash flows. Because the Company has the ability and intent to hold the investments until a recovery of carrying value and full collection of the amounts due according to the contractual terms of the investments is expected, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2015.
During the three months ended March 31, 2015, the Company recorded a gain of approximately $33,000 on the sale of specifically identified investments.

As of March 31, 2015, and December 31, 2014, the investments related to the participant directed supplemental employee retirement plan totaled $39.7 million and $37.2 million, respectively, and are included in other assets in the accompanying consolidated balance sheets. The net trading gains on those investments for the three months ended on March 31, 2014 and March 31, 2015 that were still held by the Company as of March 31, 2014 and March 31, 2015 are as follows (in thousands):

	2014	2015
Net gains and (losses) recognized during the three months ended March 31, 2014 and 2015, respectively on trading securities	$350	$(1,365)
Less: Net gains recognized during the period on trading securities sold during the three months ended March 31, 2014 and 2015, respectively	(14)	(25)
Unrealized gains and (losses) recognized on trading securities still held at March 31, 2014 and 2015, respectively	$364	$(1,340)
During the first quarter of 2015, the Company sold its investment in a provider of hospital-based telemedicine consultations previously recorded in other assets on the consolidated balance sheet and accounted for as a cost method investment. In connection with the sale, the Company received proceeds of $4.0 million. This sale resulted in a gain of $2.0 million that was recorded in other (income) expenses, net in the results of the Company's operations.

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

Net revenue for the three months ended March 31, 2014 and 2015 consisted of the following (in thousands):

	Three Months Ended March 31,
	2014		2015
Medicare	$123,391	19.2%	$168,758	20.1%
Medicaid	108,929	17.0	152,535	18.1
Commercial and managed care	286,100	44.6	411,958	49.0
Self-pay	386,251	60.2	444,253	52.9
Other	21,014	3.3	20,280	2.4
Unbilled	2,853	0.4	8,086	1.0
Net fee for service revenue before provision for uncollectibles	928,538	144.7	1,205,870	143.5
Contract revenue before provision for uncollectibles	165,594	25.8	183,640	21.9
Other	10,041	1.6	8,779	1.0
Net revenue before provision for uncollectibles	1,104,173	172.1	1,398,289	166.4
Provision for uncollectibles	(462,523)	(72.1)	(557,805)	(66.4)
Net revenue	$641,650	100.0%	$840,484	100.0%
The Company employs several methodologies for determining its allowance for uncollectibles depending on the nature of the net revenue before provision for uncollectibles recognized. The Company initially determines gross revenue for its fee for service patient visits based upon established fee schedule prices. Such gross revenue is reduced for estimated contractual allowances for those patient visits covered by contractual insurance arrangements to result in estimated net revenue before provision for uncollectibles. Net revenue before provision for uncollectibles is then reduced for management’s estimate of uncollectible amounts. Fee for service net revenue represents estimated cash to be collected from such patient visits and is net of management’s estimate of account balances estimated to be uncollectible. The provision for uncollectible fee for service patient visits is based on historical experience resulting from approximately thirteen million annual fee for service patient visits. The significant volume of patient visits and the terms of thousands of commercial and managed care contracts and the various reimbursement policies relating to governmental healthcare programs do not make it feasible to evaluate fee for service accounts receivable on a specific account basis. Fee for service accounts receivable collection estimates are reviewed on a quarterly basis for each fee for service contract by period of accounts receivable origination. Such reviews include the use of historical cash collection percentages by contract adjusted for the lapse of time since the date of the patient visit. In addition, when actual collection percentages differ from expected results, on a contract by contract basis, supplemental detailed reviews of the outstanding accounts receivable balances may be performed by the Company’s billing operations to determine whether there are facts and circumstances existing that may cause a different conclusion as to the estimate of the collectibility of that contract’s accounts receivable from the estimate resulting from using the historical collection experience. Contract-related net revenue is billed based on the terms of the contract at amounts expected to be collected. Such billings are typically submitted on a monthly basis and aged trial balances are prepared. Allowances for estimated uncollectible amounts related to such contract billings are made based upon periodic reviews of specific accounts and invoices once it is concluded that such amounts are not likely to be collected. Approximately 98% of the Company’s allowance for doubtful accounts is related to receivables for fee for service patient visits. The principal exposure for uncollectible fee for service visits is centered in self-pay patients and, to a lesser extent, for co-payments and deductibles from patients with insurance. While the Company does not specifically allocate the allowance for doubtful accounts to individual accounts or specific payor classifications, the portion of the allowance associated with fee for service charges as of March 31, 2015 was equal to approximately 93% of outstanding self-pay fee for service patient accounts. The methodologies employed to compute allowances for doubtful accounts were unchanged between 2014 and 2015.

Note 7. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill during the year ended December 31, 2014 and the three months ended March 31, 2015 were as follows (in thousands):

Goodwill	$572,890
Accumulated impairment loss	(144,579)
Additions through 2014 acquisitions	296,668
Balance, December 31, 2014	$724,979
Goodwill	$869,558
Accumulated impairment loss	(144,579)
Additions through 2014 acquisitions	1,947
Additions through 2015 acquisitions	21,142
Balance, March 31, 2015	$748,068

The following is a summary of intangible assets and related amortization as of December 31, 2014 and March 31, 2015 (in thousands):

	Gross Carrying Amount	Accumulated Amortization
As of December 31, 2014:
Contracts	$455,247	$(126,191)
Other	19,350	(7,212)
Total	$474,597	$(133,403)
As of March 31, 2015:
Contracts	$468,071	$(145,509)
Other	18,730	(7,331)
Total	$486,801	$(152,840)
Aggregate amortization expense:
For the three months ended March 31, 2015		$20,277
Estimated amortization expense:
For the remainder of the year ended December 31, 2015		$58,883
For the year ended December 31, 2015		74,174
For the year ended December 31, 2016		68,337
For the year ended December 31, 2017		56,339
For the year ended December 31, 2018		47,696
For the years ended December 31, 2019 and thereafter		28,532
Contract intangibles are amortized over their estimated life, which is approximately three to six years. As of March 31, 2015, the weighted average remaining amortization period for intangible assets was 4.3 years.

Note 8. Long-Term Debt
Long-term debt as of March 31, 2015 consisted of the following (in thousands):

Term Loan A Facility	$592,500
Revolving Credit Facility	227,500
820,000
Less current portion	(250,000)
$570,000
As of March 31, 2015, the Company's senior secured credit facilities (Credit Facility) consist of a $600.0 million term loan facility (Term Loan A Facility) and a $650.0 million revolving credit facility (Revolving Credit Facility). These facilities have a maturity date of October 2, 2019. The maturity dates under the Credit Facility are subject to extension with lender consent according to the terms of the agreement.
The interest rate on any outstanding Revolving Credit Facility borrowings and Term A Loan Facility borrowings, and the commitment fee applicable to undrawn revolving commitments, is priced off a grid based upon the Company’s first lien net leverage ratio and is currently LIBOR + 1.75% in the case of revolving credit borrowings under the Revolving Credit Facility and Term A Loan Facility and 0.30% in the case of unused revolving commitments. The weighted average interest rate for the three months ended March 31, 2015 was 1.76% for amounts outstanding under the Term A Loan Facility.
The Company had $227.5 million of borrowings outstanding under the Revolving Credit Facility as of March 31, 2015, and the Company had $7.4 million of standby letters of credit outstanding against the Revolving Credit Facility commitment.
The Credit Facility agreement contains both affirmative and negative covenants, including limitations on the Company’s ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire its capital stock, acquire the capital stock or assets of another business and pay dividends, and requires the Company to comply with a maximum total leverage ratio, tested quarterly. At March 31, 2015, the Company was in compliance with all covenants under the senior credit facility agreement. The Credit Facility is secured by substantially all of the Company’s U. S. subsidiaries’ assets.
Aggregate annual maturities of long-term debt as of March 31, 2015 are as follows (in thousands):

2015	$250,000
2016	37,500
2017	52,500
2018	60,000
2019	420,000

Note 9. Professional Liability Insurance
The Company’s professional liability loss reserves included in other accrued liabilities and other non-current liabilities in the accompanying consolidated balance sheets consisted of the following (in thousands):

	December 31, 2014	March 31, 2015
Estimated losses under self-insured programs	$190,117	$196,978
Estimated losses under commercial insurance programs	74,248	76,460
	264,365	273,438
Less estimated payable within one year	82,735	79,191
	$181,630	$194,247
The changes to the Company’s estimated losses under self-insured programs as of March 31, 2015 were as follows (in thousands):

Balance, December 31, 2014	$190,117
Reserves related to current period	17,530
Payments for current period reserves	(22)
Payments for prior period reserves	(10,647)
Balance, March 31, 2015	$196,978
The Company provides for its estimated professional liability losses through a combination of self-insurance and commercial insurance programs. Losses under commercial insurance programs in excess of the limit of coverage remain as a self-insured obligation of the Company. A portion of the professional liability loss risks being provided for through self-insurance (claims-made basis) are transferred to and funded into captive insurance companies. The accounts of the captive insurance companies are fully consolidated with those of the other operations of the Company in the accompanying consolidated financial statements.
The self-insurance components of our risk management program include reserves for future claims incurred but not reported (IBNR). As of December 31, 2014, of the $190.1 million of estimated losses under self-insured programs, approximately $117.3 million represented an estimate of IBNR claims and expenses and additional loss development, with the remaining $72.8 million representing specific case reserves. Of the specific case reserves as of December 31, 2014, $1.9 million represented case reserves that had settled but not yet funded, and $70.9 million reflected unsettled case reserves.
As of March 31, 2015, of the $197.0 million of estimated losses under self-insurance programs, approximately $122.2 million represented an estimate of IBNR claims and expenses and additional loss development, with the remaining $74.8 million representing specific case reserves. Of the specific case reserves as of March 31, 2015, $0.6 million represented case reserves that had been settled but not yet funded, and $74.2 million reflected unsettled case reserves.
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
The Company’s most recent actuarial valuation was completed in April 2015. Based on the results of the actuarial study completed in April 2015, management determined no additional change was necessary in the consolidated reserves for professional liability losses during the first quarter of 2015 related to prior year loss estimates. The discount rate on professional liability reserves declined to 0.9% at March 31, 2015 from 1.1% at December 31, 2014.

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
Healthcare Reform
The Patient Protection and Affordable Care Act (the PPACA), signed into law on March 23, 2010, as amended by the Health Care and Education Reconciliation Act of 2010 on March 30, 2010, collectively referred to as the Healthcare Reform Laws, significantly affect the U.S. healthcare system by increasing access to health insurance benefits for the uninsured and underinsured populations, among other changes. On June 28, 2012, the U.S. Supreme Court (the Supreme Court) upheld the constitutionality of the requirement in PPACA that individuals maintain health insurance or pay a penalty (the individual mandate) under Congress's taxing power. The Supreme Court upheld the PPACA provision expanding Medicaid eligibility to new populations as constitutional, but only so long as the expansion of the Medicaid program is optional for the states. States that choose not to expand their Medicaid programs to newly eligible populations in PPACA can only lose the new federal Medicaid funding in PPACA but not their eligibility for existing federal Medicaid matching payments. We continue to monitor those states that remain undecided or, in certain instances, involved in ongoing state legislative internal dialogue on whether or not the state will elect to expand its Medicaid program’s eligibility by accepting federal Medicaid matching payments. Further, additional challenges to the Health Reform Laws, such as the current legal challenge pending ruling in the Supreme Court in the case King v. Burwell with regard to the provision of federal subsidies to individuals who purchase health insurance through a federally-facilitated exchange. It is expected that King v. Burwell will be decided by the Supreme Court in June 2015 and depending on how the Supreme Court rules could further impact the implementation of these laws. While the ultimate impact of these laws and implementing regulations will not be known until all provisions are fully implemented, the Company believes that some of their provisions will likely yield positive results, such as increasing access to health benefits for the uninsured and underinsured populations. Since the implementation of increased access to health benefits through the expansion of Medicaid programs and through exchange enrollment beginning in 2014, we have realized a decline in the percentage of self-pay visits by our consolidated fee for service volume and an increase in the percentage of Medicaid visits that we believe is a result of healthcare reform. Other provisions, however, such as Medicare payment reforms and reductions that could reduce provider payments, may have an adverse effect on the reimbursement rates the Company receives for services provided by affiliated healthcare professionals.
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
Shares Subject to the Plan. The Stock Plan provides that the total number of shares of common stock that may be issued is 15,100,000, of which approximately 3,078,000 are available to grant as of March 31, 2015. Shares of the Company’s common stock covered by awards that terminate or lapse without the payment of consideration may be granted again under the Stock Plan.

The following table summarizes the status of options under the Stock Plan as of March 31, 2015:

	Shares (in thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Life in Years
Outstanding at beginning of year	4,239	$24.41	$140,433	6.4
Granted	—	—
Exercised	(523)	17.98	20,910
Expired or forfeited	(2)	24.66
Outstanding at end of period	3,714	$25.31	$123,291	6.2
Exercisable at end of period	1,960	$18.62	$78,197	5.7
Intrinsic value is the amount by which the stock price as of March 31, 2015 exceeds the exercise price of the options. The Company did not grant any options during the three months ended March 31, 2015. As of March 31, 2015, the Company had approximately $11.8 million of unrecognized compensation expense, net of estimated forfeitures related to unvested options, which will be recognized over the remaining requisite service period.

Equity based compensation expense and the resulting tax benefits were as follows (in thousands):

	Three Months Ended March 31,
	2014	2015
Stock options	$2,417	$2,160
Restricted awards	557	1,383
Total equity based compensation expense	$2,974	$3,543
Tax benefit of equity based compensation expense	$1,145	$1,364
Restricted awards are grants of restricted stock and grants of restricted stock units that are not vested (Restricted Awards). The Company has not granted shares of Restricted Awards in 2015. The Company had $14.1 million of expense remaining to be recognized over the requisite service period for these Restricted Awards at March 31, 2015. The Restricted Awards generally vest annually over a three to four-year period from the initial grant date for the grants made to the independent board members and management.
A summary of changes in total outstanding unvested restricted stock awards for the three months ended March 31, 2015 is as follows (in thousands):

	Restricted Stock	Restricted Units	Total
Outstanding at beginning of year	161	317	478
Granted	—	—	—
Vested	(1)	—	(1)
Forfeited and expired	—	—	—
Outstanding at March 31, 2015	160	317	477

Stock Purchase Plans
In May 2010, the Company’s Board of Directors (the Board) adopted the 2010 Employee Stock Purchase Plan (ESPP) and the 2010 Nonqualified Stock Purchase Plan (NQSPP).
The ESPP provides for the issuance of up to 600,000 shares to the Company’s employees. All eligible employees are granted identical rights to purchase common stock in each Board authorized offering under the ESPP. Rights granted pursuant to any offering under the ESPP terminate immediately upon cessation of an employee’s employment for any reason. In general, an employee may reduce his or her contribution or withdraw from participation in an offering at any time during the purchase period for such offering. Employees receive a 5% discount on shares purchased under the ESPP. Rights granted under the plan are not transferable and may be exercised only by the person to whom such rights are granted. Offerings occur every six months in April and October. As of March 31, 2015, contributions under the ESPP totaled $2.3 million. In April 2015, approximately 40,000 shares of the Company’s common stock were issued to plan participants.
The NQSPP provides for the issuance of up to 800,000 shares to our independent contractors. All eligible contractors are granted identical rights to purchase common stock in each Board authorized offering under the NQSPP. Rights granted pursuant to any offering under the NQSPP terminate immediately upon cessation of a contractor’s relationship with the Company for any reason. In general, a contractor may reduce his or her contribution or withdraw from participation in an offering at any time during the purchase period for such offering. Contractors receive a 5% discount on shares purchased under the NQSPP. Rights granted under the NQSPP are not transferable and may be exercised only by the person to whom such rights are granted. Offerings occur every six months in April and October. As of March 31, 2015, contributions under the NQSPP totaled $1.2 million. In April 2015, approximately 21,000 shares of the Company’s common stock were issued to plan participants.
Note 12. Earnings Per Share
The Company computes basic earnings per share using the weighted average number of shares outstanding. The Company computes diluted earnings per share using the weighted average number of shares outstanding plus the dilutive effect of outstanding stock options, restricted awards, and stock purchase plans. The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2014 and 2015 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2014	2015
Net earnings attributable to Team Health Holdings, Inc. (numerator for basic and diluted earnings per share)	$23,845	$28,054
Denominator:
Weighted average shares outstanding	69,835	71,372
Effect of dilutive securities:
Stock options	1,505	1,294
Restricted awards	88	216
Stock purchase plans	2	3
Shares used for diluted earnings per share	71,430	72,885
Basic net earnings per share of Team Health Holdings, Inc.	$0.34	$0.39
Diluted net earnings per share of Team Health Holdings, Inc.	$0.33	$0.38
Securities excluded from diluted earnings per share of Team Health Holdings, Inc. because they were antidilutive:
Stock options	559	493
Restricted awards	—	—
Note 13. Noncontrolling Interests in Consolidated Entity
The Company is party to two joint venture arrangements. The joint ventures provide administrative management and billing services to certain existing and planned urgent care clinics the Company and joint venture partners operate. The consolidated financial statements include all assets, liabilities, revenues and expenses of the less than 100% owned entity that the Company controls. Accordingly, the Company has recorded noncontrolling interests in the earnings and equity of this entity.

In connection with these arrangements, the Company received joint venture contributions of $1.0 million during the three months ended March 31, 2015.
Note 14. Accumulated Other Comprehensive Earnings (Loss)
The changes in accumulated other comprehensive earnings related to available-for-sale securities were as follows (in thousands):

	Three Months Ended March 31,
	2014	2015
Balance at beginning of period	$447	$1,695

Other comprehensive earnings:
Net unrealized gain	941	9
Tax expense	(325)	(3)
Total other comprehensive earnings before reclassifications, net of tax	616	6
Net amount reclassified to earnings(1)	(14)	(33)
Tax benefit (expense)(2)	—	—
Total amount reclassified from accumulated other comprehensive earnings, net of tax(3)	(14)	(33)
Total other comprehensive (loss) earnings	602	(27)

Balance at end of period	$1,049	$1,668

(1)	This amount was included in Other (income) expenses on the accompanying Consolidated Statement of Comprehensive Earnings.

(2)	These amounts were included in Provision for income taxes on the accompanying Consolidated Statement of Comprehensive Earnings.

(3)	A positive amount indicates a corresponding charge to earnings and a negative amount indicates a corresponding benefit to earnings.
Note 15. Segment Reporting
The Company provides services through ten operating segments which are aggregated into two reportable segments, Healthcare Staffing and Other Services. The Healthcare Staffing segment, which is an aggregation of emergency medicine, anesthesia, specialty surgery and locums staffing, provides comprehensive healthcare service programs to users and providers of healthcare services on a fee for service as well as a cost plus or contract basis. The Other Services segment is an aggregation of hospital medicine, military and government healthcare staffing, clinical services, nurse call center operations, After Hours Pediatrics as well as billing, collection and consulting services that provides a range of other comprehensive healthcare services. The operating segments included in the Other Services reportable segment, while similar in the types of services provided by those operating segments included in the Healthcare Staffing segment, do not meet the aggregation criteria prescribed by the segment reporting guidance nor do they meet the quantitative thresholds that would require a separate presentation.
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

The following table presents financial information for each reportable segment. Depreciation, amortization, management fee and other expenses separately identified in the consolidated statements of operations are included as a reduction to the respective segments’ operating earnings for each year below (in thousands):

	Three Months Ended March 31,
	2014	2015
Net Revenue:
Healthcare Services	$524,794	$695,642
Other Services	116,856	144,842
	$641,650	$840,484
Operating Earnings:
Healthcare Services	$27,406	$22,172
Other Services	2,361	9,940
General Corporate	13,577	21,071
	$43,344	$53,183
Reconciliation of Operating Earnings to Net Earnings:
Operating earnings	$43,344	$53,183
Interest expense, net	3,408	3,989
Provision for income taxes	16,018	21,155
Net earnings	$23,918	$28,039

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
General Economic Conditions
Any lingering effects of the recent economic conditions may adversely impact our ability to collect for the services we provide as higher unemployment and reductions in commercial managed care and governmental healthcare enrollment may also increase the number of uninsured and underinsured patients seeking healthcare at one of our staffed EDs or other clinical facilities. We could be negatively affected if the federal government or the states reduce funding of Medicare, Medicaid and other federal and state healthcare programs in response to increasing deficits in their budgets. Also, patient volume trends in our staffed hospital clinical departments could be adversely affected as individuals potentially defer or forgo seeking care in such departments due to the loss or reduction of coverage previously available to such individuals under commercial insurance or governmental healthcare programs.
Healthcare Reform
In 2010, the President of the United States and the U.S. Congress enacted significant reforms to the U.S. healthcare system. The Healthcare Reform Laws significantly affect the U.S. healthcare system by increasing access to health insurance benefits for the uninsured and underinsured populations, among other changes. On June 28, 2012, the U.S. Supreme Court, responding to legal challenges by private citizens and 26 states, upheld the constitutionality of the requirement in the Patient Protection and Affordable Care Act (PPACA) that individuals maintain health insurance or pay a penalty (the individual mandate) under Congress's taxing power. Additionally, the U.S. Supreme Court held in the same ruling that states were not obligated to expand their Medicaid programs as stipulated in the PPACA to eligible recipients based solely on income.  Consequently, each state retained the option whether to choose to expand their Medicaid roles.
The Healthcare Reform Laws triggered numerous changes to the U.S. healthcare system, some of which have already gone into effect, including the individual mandate that went into effect on January 1, 2014, and some of which have been delayed until 2015 and beyond, including the requirement that employers provide health insurance to their employees or pay a per employee fine (the employer mandate). Additional challenges to the Healthcare Reform Law, such as the current legal challenge to the provision of federal subsidies to individuals who purchase health insurance through a federally-facilitated exchange, is anticipated to be decided by the Supreme Court in June 2015. Additionally, recent changes in the controlling party in Congress could lead to revisions to the Healthcare Reform Laws in 2015 or subsequent years, affect how the law is implemented, or change the law’s impact on insurance coverage rates across the country.
While the ultimate impact of the Healthcare Reform Laws and implementing regulations will not be known until all provisions are fully implemented, we believe that some of their provisions will likely yield positive results, such as increasing access to health benefits for the uninsured and underinsured populations. Since the implementation of increased access to health benefits through the expansion of Medicaid programs and through exchange enrollment beginning in 2014, we have realized a decline in the percentage of self-pay visits by our consolidated fee for service volume and an increase in the percentage of Medicaid visits that we believe is a result of healthcare reform. Other provisions, however, such as Medicare payment reforms and reductions that could reduce provider payments, may have an adverse effect on the reimbursement rates we receive for services provided by affiliated healthcare professionals.
Medicare and Medicaid Payments for Physician Services
The Centers for Medicaid and Medicare Services (CMS) reimburses for our services to Medicare beneficiaries based upon the rates in the Medicare Physician Fee Schedule (MPFS), which are updated each year based on the Sustainable Growth Rate (SGR) formula enacted under the Balanced Budget Act of 1997. Many private payors use the MPFS to determine their own reimbursement rates. The application of the SGR formula to the MPFS has yielded negative updates every year beginning in 2002, although CMS was able to take administrative steps to avoid a reduction in 2003 and Congress took a series of legislative actions to prevent reductions each year from 2004 through March 31, 2015.
On April 14, 2015, Congress enacted legislation that permanently repeals the SGR formula, and provides for annual updates of 0.5% for a 5-year period (starting July 1, 2015 through the end of 2019). Starting in 2020, through the end of 2025, there will be no annual updates to the payment rates but physicians will have the opportunity to receive additional payment adjustments through the Merit-Based Incentive Payment System (MIPS), which is an incentive-based payment program that rewards quality performance related to four assessment categories: quality of care measures, resource use, meaningful use of electronic health records, and clinical practice improvement activities. Physicians will receive a positive or negative payment adjustment based on how their composite performance score for each of the four assessment categories compared to the performance threshold. Negative payment adjustments are capped at 4% in 2019, increasing up to 9% in 2022. Positive payment adjustments can reach up to a maximum of three times the annual cap for negative payment adjustments in a particular year. Additional incentive payments will be available for “exceptional performers”. Alternatively, physicians who receive a significant share of their revenue through participation in alternative payment models (APMs) that involve risk of financial losses and a quality measurement component will receive a 5% bonus each year from 2019 through 2024. These physicians are excluded from participation in the MIPS. In 2026 and subsequent years, annual updates will differ based on whether a physician is participating in an APM that meets certain criteria. Physicians participating in qualifying APMs will receive a 0.75% update, and all other physicians will receive a 0.25% update. APMs include models being tested by the Center for Medicare and Medicaid Innovation (other than health care innovation awards), the Medicare Shared Savings Program, under the Health Care Quality Demonstration Program, and other demonstrations required by Federal law. In addition to these changes to Medicare physician payment system, the law also extends funding for the Children’s Health Insurance Program (CHIP). The CHIP program, which covers more than 8 million children and pregnant women in families that earn income above Medicaid eligibility levels, is currently authorized through 2019. Funding for the program has been extended for two years, through fiscal year 2017.
In November 2014, CMS released the 2015 MPFS Final Rule. Included in the final rule are changes in reimbursement that are overall budget neutral, but redistribute payments between different medical specialties. We estimate that the final rule will increase 2015 reimbursement rates to emergency medicine providers by approximately 1% and will not change reimbursement rates to anesthesia providers. These reimbursement rates do not take into account the additional 0.5% update that will go into effect on July 1, 2015. We estimate an increase of approximately $2.4 million in our 2015 ED fee for service revenue.
PPACA provided Medicare bonus payments to primary care physicians and general surgeons practicing in health professional shortage areas as well as increased Medicaid payments for primary care services furnished by certain physicians at the Medicare rates in 2013 and 2014. A limited number of the Company’s providers qualified for the increased Medicaid parity payments in certain states in 2013 and 2014. For the three months ended March 31, 2014 and March 31, 2015, we recognized $8.8 million and $1.5 million, respectively, of estimated net revenue from the Medicaid parity program. Congress failed to extend federal funding for the enhanced Medicaid payments, as the federal program known as the Medicaid Primary Care Rate Increase Program under Section 1202 of the PPACA, expired on December 31, 2014. The Medicaid parity program revenue recognized in 2015 is related to changes in estimated revenue from 2014 services and the election by certain states to extend elements of the Medicaid parity program on a state funded basis for a limited period of time.
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
On January 2, 2013, President Obama signed the American Taxpayor Relief Act of 2012 into law. This legislation delayed the sequestration cuts that would have reduced Medicare payments by 2% until March 1, 2013. Since Congress and the White House failed to act by March 1, 2013, across-the-board cuts to Medicare payments took effect for Medicare services furnished on or after April 1, 2013. The Bipartisan Budget Act of 2013 enacted on December 26, 2013 provides limited relief from sequestration cuts for certain defense and non-defense spending for fiscal years 2014 and 2015, but the 2% cuts in Medicare reimbursement will continue in 2015 unless additional Congressional action is taken. Further, the Bipartisan Budget

Act extended sequestration for mandatory programs, including Medicare, for another two years, and Congressional action in February 2014 further extended the sequestration cuts for an additional year through 2024.
Bundled Payments for Care Improvement (BPCI) Program
BPCI is an initiative sponsored by CMS that is designed to allow organizations to enter into payment arrangements that include financial and performance accountability for certain episodes of care. The objective of the BPCI program initiative is to achieve higher quality, more coordinated care at a lower cost to Medicare. The BPCI program is comprised of four broadly defined models of care, which link payments for multiple services beneficiaries receive during an episode of care. The various models of care cover both acute care hospital stays as well as post-acute care. The Company expects to participate primarily in Model 2: Retrospective Acute Care Hospital Stay plus Post-Acute Care.
The Company has contracted with Remedy BPCI Partners, who is serving as a convening organization that brings together multiple health care providers to participate in BPCI. The Company will be participating in Phase II of the BPCI program beginning July 1, 2015. Initially, eleven of the Company’s provider groups (“TINs”), will participate in the BPCI program in several different geographic locations, but the Company has reserved the right to expand the number of TINs as appropriate. During the first year of participation in the BPCI program, the Company does not anticipate any material financial impact. The potential financial impact in subsequent years is dependent on the Company’s ability to meet the specific goals and objectives of the BPCI program.

Military and Government Healthcare Staffing
We are a provider of healthcare professionals serving patients eligible to receive care in government treatment facilities nationwide administered by the Department of Defense and beneficiaries of other government agencies in their respective clinical locations. Our revenues derived from military and government facility healthcare staffing totaled $30.9 million and $27.1 million for the three months ended March 31, 2014 and 2015, respectively. These revenues are generated from contracts that are subject to a competitive bidding process which primarily takes place during the third quarter of each year. A portion of the contracts awarded during the third quarter of 2014 have or will expire during 2015 and were subject to a competitive rebidding and award process. We were successful in retaining existing business and winning new bids in the estimated annualized amount of $101.2 million following the completion of the bidding process as of October 1, 2014. This included $23.8 million awarded under one-year contracts. All contracts, including contracts with renewal options, can be terminated by the government at any time without notice. The outcome of any rebidding and award process is uncertain and we may not be awarded new contracts. Our contracts with renewal options may not be so renewed and the government may exercise its rights to terminate the contracts.
In addition, over the last several years the process of awarding military and government facility healthcare staffing contracts has developed a bias toward intentionally awarding certain contracts to qualified small and minority owned businesses. Although we participate in such small and minority owned business awards to the extent we can serve as a sub-contractor, our revenues from these arrangements are limited compared to a contract award we retain through the regular competitive bidding process. Approximately 24.4% and 28.7% of our military staffing revenue for each of the three months ended March 31, 2014 and 2015, respectively, was derived through sub-contracting agreements with small business prime contractors.
2014 and 2015 Acquisition Activity
In 2014 and continuing into 2015, the Company realized an increase in the number of acquisitions and the total expenditures in support of acquisitions when compared to prior years. During the year ended December 31, 2014, the Comapny acquired the operations of fifteen businesses for total net cash proceeds of $556.2 million. As of March 31, 2015, the Company paid a total of $33.3 million related to acquisitions including $32.3 million for the operations of three businesses acquired during the period. If appropriate acquisition opportunities continue to present themselves to the Company it will be able to sustain its current pace of acquisitions. However, given the inherent uncertainty in being presented appropriate acquisition opportunities, the Company might not continue acquisitions at the same pace.

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

There have been no material changes to these critical accounting policies or their application during the three months ended March 31, 2015.
Revenue Recognition
Net Revenue Before Provision for Uncollectibles. Net revenue before provision for uncollectibles consist of fee for service revenue, contract revenue and other revenue. Net revenue before provision for uncollectibles are recorded in the period services are rendered. Our net revenue before provision for uncollectibles are principally derived from the provision of healthcare staffing services to patients within healthcare facilities. The form of billing and related risk of collection for such services may vary by customer. The following is a summary of the principal forms of our billing arrangements and how net revenue before provision for uncollectibles are recognized for each.
A significant portion (approximately 86% of our net revenue before provision for uncollectibles for the three months ended March 31, 2015 and 85% for the year ended December 31, 2014) resulted from fee for service patient visits. Fee for service revenue represents revenue earned under contracts in which we bill and collect the professional component of charges for medical services rendered by our contracted and employed physicians. Under the fee for service arrangements, we bill patients for services provided and receive payment from patients or their third-party payors. Fee for service revenue is reported net of contractual allowances and policy discounts. All services provided are expected to result in cash flows and are therefore reflected as net revenue before provision for uncollectibles in the financial statements. Fee for service revenue is recognized in the period that the services are rendered to specific patients and reduced immediately for the estimated impact of contractual allowances in the case of those patients having third-party payor coverage. The recognition of net revenue before provision for uncollectibles (gross charges less contractual allowances) from such visits is dependent on such factors as proper completion of medical charts following a patient visit, the forwarding of such charts to one of our billing centers for medical coding and entering into our billing systems and the verification of each patient’s submission or representation at the time services are rendered as to the payor(s) responsible for payment of such services. Net revenue before provision for uncollectibles is recorded based on the information known at the time of entering such information into our billing systems as well as an estimate of the net revenue before provision for uncollectibles associated with medical charts for a given service period that have not yet been processed into our billing systems. The above factors and estimates are subject to change. For example, patient payor information may change following an initial attempt to bill for services due to a change in payor status. Such changes in payor status have an impact on recorded net revenue before provision for uncollectibles due to differing payors being subject to different contractual allowance amounts. Such changes in net revenue before provision for uncollectibles are recognized in the period that such changes in the payor become known. Similarly, the actual volume of medical charts not processed into our billing systems may be different from the amounts estimated. Such differences in net revenue before provision for uncollectibles are adjusted the following month based on actual chart volumes processed.
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
Net Revenue. Net revenue reflects management’s estimate of billed amounts to be ultimately collected. Management, in estimating the amounts to be collected resulting from approximately thirteen million annual fee for service patient visits and procedures, considers such factors as prior contract collection experience, current period changes in payor mix and patient acuity indicators, reimbursement rate trends in governmental and private sector insurance programs, resolution of overprovision account balances, the estimated impact of billing system effectiveness improvement initiatives, and trends in collections from self-pay patients and external collection agencies. In developing our estimate of collections per visit or procedure, we consider the amount of outstanding gross accounts receivable by period of service and by payor class, but do not use an accounts receivable aging schedule to establish estimated collection valuations. Individual estimates of net revenue by contractual location are monitored and refreshed each month as cash receipts are applied to existing accounts receivable and other current trends that have an impact upon the estimated collections per visit are observed. Such estimates are substantially formulaic in nature. In the ordinary course of business we experience changes in our initial estimates of net revenue during the year following commencement of services. Such provisions and any subsequent changes in estimates may result in adjustments to our operating results with a corresponding adjustment to our accounts receivable allowance for uncollectibles on our balance sheet. Differences between amounts ultimately realized and the initial estimates of net revenue have historically not been material.
The table below summarizes our approximate payor mix as a percentage of consolidated fee for service volume for the periods indicated:

	Three Months Ended March 31,
	2014	2015
Payor:
Medicare	25.1%	25.6%
Medicaid	27.0	31.3
Commercial and managed care	26.5	26.5
Self-pay	19.5	15.2
Other	1.9	1.4
Total	100.0%	100.0%

Estimated net revenue derived from commercial and managed care plans was approximately 40% in the three months ended March 31, 2015 and 37% in 2014. Estimated net revenue derived from the Medicare program was approximately 19% of total net revenue in the three months ended March 31, 2015 and 17% in 2014. Estimated net revenue derived from the Medicaid program was approximately 11% of total net revenue in both of the three months ended March 31, 2015 and 2014. In addition, net revenue derived from within the Military Health System (the MHS), which is the U.S. military’s dependent healthcare program, and other government agencies was approximately 3% in the three months ended March 31, 2015 and 5% in 2014.
Accounts Receivable. As described above and below, we determine the estimated value of our accounts receivable based on estimated cash collection run rates of estimated future collections by contract for patient visits under our fee for service revenue. Accordingly, we are unable to report the payor mix composition on a dollar basis of its outstanding net accounts receivable. However, a 1% change in the estimated carrying value of our net fee for service patient accounts receivable before consideration of the allowance for uncollectible accounts at March 31, 2015 could have an after tax effect of approximately $5.4 million on our financial position and results of operations. Our days revenue outstanding at December 31, 2014 and March 31, 2015 were 59.0 days and 60.0 days, respectively. The number of days outstanding will fluctuate over time due to a number of factors including the timing of cash collections and valuation adjustments recorded during the period and increases in average revenue per day that are primarily attributed to an increase in gross charges and patient volumes and increased pricing with managed care plans. Our allowance for doubtful accounts totaled $440.8 million as of March 31, 2015.

Approximately 98% of our allowance for doubtful accounts is related to gross fees for fee for service patient visits. Our principal exposure for uncollectible fee for service visits is centered in self-pay patients and in co-payments and deductibles from patients with insurance. While we do not specifically allocate the allowance for doubtful accounts to individual accounts or specific payor classifications, the portion of the allowance associated with fee for service charges as of March 31, 2015 was equal to approximately 93% of outstanding self-pay fee for service patient accounts.
The majority of our fee for service patient visits are for the provision of emergency care in hospital settings. Due to federal government regulations governing the provision of such care, we are obligated to provide emergency care regardless of the patient’s ability to pay or whether or not the patient has insurance or other third-party coverage for the costs of the services rendered. While we attempt to obtain all relevant billing information at the time emergency care services are rendered, there are numerous patient encounters where such information is not available at time of discharge. In such cases where detailed billing information relative to insurance or other third-party coverage is not available at discharge, we attempt to obtain such information from the patient or client hospital billing record information subsequent to discharge to facilitate the collections process. Collections at the time of rendering such services (emergency room discharge as an example) are not significant. The primary responsibility for collection of fee for service accounts receivable resides within our internal billing operations. Once a claim has been submitted to a payor or an individual patient, employees within our billing operations are responsible for the follow-up collection efforts. The protocol for follow-up differs by payor classification. For self-pay patients, our billing system will automatically send a series of dunning letters on a prescribed time frame requesting payment or the provision of information reflecting that the balance due is covered by another payor, such as Medicare or a third-party insurance plan. Generally, the dunning cycle on a self-pay account will run from 90 to 120 days. At the end of this period, if no collections or additional information is obtained from the patient, the account is no longer considered an active account and is transferred to a collection agency. Upon transfer to a collection agency, the patient account is written-off as a bad debt. Any subsequent cash receipts on accounts previously written-off are recorded as a recovery. For non-self-pay accounts, billing personnel will follow-up and respond to any communication from payors such as requests for additional information or denials until collection of the account is obtained or other resolution has occurred. At the completion of our collection cycle, selected accounts may be transferred to collection agencies under a contingent collection basis. The projected value of future contingent collection proceeds expected to be collected over a multi-year period are considered in the estimation of our overall accounts receivable valuation. For contract accounts receivable, invoices for services are prepared in our various operating locations and mailed to our customers, generally on a monthly basis. Contract terms under such arrangements generally require payment within 30 days of receipt of the invoice. Outstanding invoices are periodically reviewed and operations personnel with responsibility for the customer relationship will contact the customer to follow-up on any delinquent invoices. Contract accounts receivable will be considered as bad debt and written-off based upon the individual circumstances of the customer situation after all collection efforts have been exhausted, including legal action if warranted, and it is the judgment of management that the account is not expected to be collected.
Methodology for Computing Allowance for Doubtful Accounts. We employ several methodologies for determining our allowance for doubtful accounts depending on the nature of the net revenue before provision for uncollectibles recognized. We initially determine gross revenue for our fee for service patient visits based upon established fee schedule prices. Such gross revenue is reduced for estimated contractual allowances for those patient visits covered by contractual insurance arrangements to result in net revenue before provision for uncollectibles. Net revenue before provision for uncollectibles is then reduced for our estimate of uncollectible amounts. Fee for service net revenue represents our estimated cash to be collected from such patient visits and is net of our estimate of account balances estimated to be uncollectible. The provision for uncollectible fee for service patient visits is based on historical experience resulting from approximately thirteen million annual fee for service patient visits. The significant volume of patient visits and the terms of thousands of commercial and managed care contracts and the various reimbursement policies relating to governmental healthcare programs do not make it feasible to evaluate fee for service accounts receivable on a specific account basis. Fee for service accounts receivable collection estimates are reviewed on a quarterly basis for each of our fee for service contracts by period of accounts receivable origination. Such reviews include the use of historical cash collection percentages by contract adjusted for the lapse of time since the date of the patient visit. In addition, when actual collection percentages differ from expected results, on a contract by contract basis, supplemental detailed reviews of the outstanding accounts receivable balances may be performed by our billing operations to determine whether there are facts and circumstances existing that may cause a different conclusion as to the estimate of the collectibility of that contract’s accounts receivable from the estimate resulting from using the historical collection experience. Contract-related net revenue is billed based on the terms of the contract at amounts expected to be collected. Such billings are typically submitted on a monthly basis and aged trial balances prepared. Allowances for estimated uncollectible amounts related to such contract billings are made based upon specific accounts and invoice periodic reviews once it is concluded that such amounts are not likely to be collected. The methodologies employed to compute allowances for doubtful accounts were unchanged between 2014 and 2015.

Insurance Reserves
The nature of our business is such that it is subject to professional liability claims and lawsuits. Historically, to mitigate a portion of this risk, we have maintained insurance for individual professional liability claims with per incident and annual aggregate limits per physician for all incidents. Prior to March 12, 2003, we obtained such insurance coverage from commercial insurance providers. Subsequent to March 11, 2003, we have provided for a significant portion of our professional liability loss exposures through the use of captive insurance subsidiaries and through greater utilization of self-insurance reserves. Since March 12, 2003, the most significant cost element within our professional liability program has consisted of the actuarial estimates of losses by occurrence period. In addition to the estimated actuarial losses, other costs that are considered by management in the estimation of professional liability costs include program costs such as brokerage fees, claims management expenses, program premiums and taxes, and other administrative costs of operating the program, such as the costs to operate the captive insurance subsidiaries. Net costs in any period reflect our estimate of net losses to be incurred in that period as well as any changes to our estimates of the reserves established for net losses of prior periods.
The accounts of the captive insurance subsidiaries are fully consolidated with those of our other operations in the accompanying financial statements.
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
The underlying information that serves as the foundational basis for making our actuarial estimates of professional liability losses is our internal database of incurred professional liability losses. We have captured extensive professional liability loss data going back, in some cases, over twenty years, that is maintained and updated on an ongoing basis by our internal claims management personnel. Our database contains comprehensive incurred loss information for our existing operations as far back as fiscal year 1997 (reflecting the initial timeframe in which we migrated to a consolidated professional liability program concurrent with the consummation of several significant acquisitions), and, in addition, we possess additional loss data that predates 1997 dates of occurrence for certain of our operations. Loss information reflects both paid and reserved losses incurred when we were covered by outside commercial insurance programs as well as paid and reserved losses incurred under our self-insurance program. Because of the comprehensive nature of the loss data and our comfort with the completeness and reliability of the loss data, this is the information that is used in the development of our actuarial loss estimates. We believe this database is one of the largest repositories of physician professional liability loss information available in our industry and provides us and our actuarial consultants with sufficient data to develop reasonable estimates of the ultimate losses under our self-insurance program. In addition to the estimated losses, as part of the actuarial process, we obtain revised payment pattern assumptions that are based upon our historical loss and related claims payment experience. Such payment patterns reflect estimated cash outflows for aggregate incurred losses by period based upon the occurrence date of the loss as well as the report date of the loss. Although variances have been observed in the actuarial estimate of ultimate losses by occurrence period between actuarial studies, the estimated payment patterns have shown much more limited variability. We use these payment patterns to develop our estimate of the discounted reserve amounts. The relative consistency of the payment pattern estimates provides us with a foundation in which to develop a reasonable estimate of the discount value of the professional liability reserves based upon the most current estimate of ultimate losses to be paid and the reasonable likelihood of the related cash flows over the payment period. Our estimated loss reserves were discounted at 1.1% as of December 31, 2014 and 0.9% as of March 31, 2015, which was the current weighted average Treasury rate, over a 10 year period at December 31, 2014 and March 31, 2015, which reflects the risk free interest rate over the expected period of claims payments.
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
Our most recent actuarial valuation was completed in April 2015. Based on the results of the semi-annual actuarial study completed during April 2015, management determined no additional change was necessary in our consolidated reserves for professional liability losses during the first quarter of 2015 related to prior year loss estimates. The discount rate on professional liability reserves declined to 0.9% at March 31, 2015 from 1.1% at December 31, 2014.
The following reflects the current reserves for professional liability costs as of March 31, 2015 (in millions) as well as the sensitivity of the reserve estimates at a 65%, 75% and 90% confidence level:

As reported	$197.0
At 65% confidence level	$202.5
At 75% confidence level	$208.3
At 90% confidence level	$222.3
It is not possible to quantify the amount of the change in our estimate of prior year losses (when required) by individual fiscal period due to the nature of the professional liability loss estimates that are provided to us on an occurrence period basis and the nature of the coverage that is obtained in the commercial insurance market which is generally underwritten on a claims made or report period basis. Even though we are self-insured for a significant portion of our risk, due to customer contracting requirements and state insurance regulations, we still, at times, must place coverage on a claims made or report period basis with commercial insurance carriers. In a limited number of markets, commercial coverage may be obtained on an occurrence basis. When evaluating the appropriate carrying level of our self-insured professional liability reserves, management considers the current estimates of occurrence period loss estimates as well as how such loss estimates and related future claims will interact with previous or current commercial insurance programs when projecting future cash flows. However, the complexity that is associated with multiple occurrence periods interacting with multiple report periods that contain risks and related reserves retained by us, as well as transferred to commercial insurance carriers, makes it impossible to allocate the change in prior year loss estimates to individual occurrence periods. Instead, we evaluate the future expected cash flows for all historical loss periods in the aggregate and compare such estimates to the current carrying value of our professional liability reserves. This process provides the basis for us to conclude that our reserves for professional liability losses are reasonable and properly stated. Management considers the results of actuarial studies when estimating the appropriate level of professional liability reserves and no adjustments to prior year loss estimates were made in periods where updated actuarial loss estimates were not available.
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

	Three Months Ended March 31,
	2014	2015
Net revenue	100.0%	100.0%
Professional service expenses	78.1	78.9
Professional liability costs	3.2	3.2
General and administrative expenses	9.7	8.8
Other (income) expenses, net	(0.3)	(0.4)
Depreciation	0.7	0.7
Amortization	1.7	2.4
Interest expense, net	0.5	0.5
Transaction costs	0.2	0.1
Earnings before income taxes	6.2	5.9
Provision for income taxes	2.5	2.5
Net earnings	3.7%	3.3%
Net earnings (loss) attributable to noncontrolling interests	—%	—%
Net earnings attributable to Team Health Holdings, Inc.	3.7%	3.3%

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014
Net Revenue Before Provision for Uncollectibles. Net revenue before provision for uncollectibles in the three months ended March 31, 2015 increased $294.1 million, or 26.6%, to $1.40 billion from $1.10 billion in the three months ended March 31, 2014. The increase in net revenue before provision for uncollectibles resulted primarily from increases in fee for service revenue of $277.3 million and contract revenue of $18.0 million, partially offset by a decrease in other revenue of $1.3 million. In the three months ended March 31, 2015, fee for service revenue was 86.2% of net revenue before provision for uncollectibles compared to 84.1% in the same period of 2014, contract revenue was 13.1% of net revenue before provision before uncollectibles compared to 15.0% in the same period of 2014 and other revenue was 0.6% and 0.9% in 2015 and 2014, respectively. The increase in fee for service revenue before provision for uncollectibles was primarily a result of a 36.7% increase in total fee for service visits between periods.
Provision for Uncollectibles. The provision for uncollectibles increased $95.3 million, or 20.6%, to $557.8 million in the three months ended March 31, 2015 from $462.5 million in the corresponding quarter in 2014. The provision for uncollectibles as a percentage of net revenue before provision for uncollectibles declined to 39.9% in the three months ended March 31, 2015 compared with 41.9% in the corresponding quarter of 2014. The provision for uncollectibles is primarily related to revenue generated under fee for service contracts that is not expected to be fully collected. The quarter over quarter increase in the provision for uncollectibles was due primarily to annual increases in gross fee schedules and increases in patient volumes and procedures. Changes in payor mix, particularly the level of self-pay fee for service visits, also have an impact on the provision for uncollectibles. For the three months ended March 31, 2015, self-pay fee for service visits were approximately 15.2% of the total fee for service visits compared to approximately 19.5% in the same quarter of 2014 which constrained the growth in the provision for uncollectibles between quarters.

Net Revenue. Net revenue in the three months ended March 31, 2015 increased $198.8 million, or 31.0%, to $840.5 million from $641.7 million in the three months ended March 31, 2014. Acquisitions contributed 20.0%, same contract revenue contributed 7.0%, and net sales growth contributed 3.9% of the increase in quarter over quarter growth in net revenue. Within the acquisitions category, new hospital contracting opportunities that were initially developed by our sales and marketing process contributed 5.3% of overall net revenue growth between quarters.
Total same contract revenue, which consists of contracts under management in both quarters, increased $44.9 million, or 7.5%, to $645.3 million in the three months ended March 31, 2015 compared to $600.4 million in the three months ended March 31, 2014. Fee for service volume increased 9.1%, which contributed to 6.6% of same contract revenue growth between quarters. Increases in same contract estimated collections on fee for service visits of 1.0% provided a 1.0% increase in same contract revenue growth. The increase in estimated collections per visit was constrained by a reduction in Medicaid parity revenue and lower patient acuity in the three months ended March 31, 2015. Contract and other revenue constrained same contract revenue growth by 0.1%. Acquisitions contributed $128.6 million of growth in net revenue and net new contract revenue increased $25.3 million between quarters. The benefit from Medicaid parity revenue recognized in the first quarter of 2015 was $1.5 million, of which $1.0 million was same contract revenue. The first quarter of 2014 reflects Medicaid parity revenue of $8.8 million, of which $8.5 million is same contract. The decline in total parity revenue between periods of $7.3 million constrained consolidated revenue growth by 1.1% while the decline in same contract Medicaid parity revenue of $7.4 million constrained same contract revenue growth by 1.2% between quarters. Medicaid parity revenue was originally only legislated to cover two years, 2013 and 2014. The Medicaid parity revenue in 2015 is related to changes in estimated revenue from 2014 services and the election by certain states to extend elements of the Medicaid parity program on a state funded basis for a limited period of time.
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
The components of net revenue include revenue from contracts that have been in effect for prior periods (same contracts) and from net, new and acquired contracts during the periods, as set forth in the table below:

	Three Months Ended March 31,
	2014	2015
	(in thousands)
Same contracts:
Fee for service revenue	$447,074	$492,660
Contract and other revenue	153,282	152,612
Total same contracts	600,356	645,272
New contracts, net of terminations:
Fee for service revenue	18,418	47,220
Contract and other revenue	20,893	17,398
Total new contracts, net of terminations	39,311	64,618
Acquired contracts:
Fee for service revenue	1,854	110,317
Contract and other revenue	129	20,277
Total acquired contracts	1,983	130,594
Consolidated:
Fee for service revenue	467,346	650,197
Contract and other revenue	174,304	190,287
Total net revenue	$641,650	$840,484

The following table reflects the visits and procedures included within fee for service revenues described in the table above:

	Three Months Ended March 31,
	2014	2015
	(in thousands)
Fee for service visits and procedures:
Same contracts	2,661	2,903
New and acquired contracts, net of terminations	136	921
Total fee for service visits and procedures	2,797	3,824
Professional Service Expenses. Professional service expenses, which include physician and provider costs, billing and collection expenses, and other professional expenses, totaled $663.5 million in the three months ended March 31, 2015 compared to $501.3 million in the three months ended March 31, 2014, an increase of $162.2 million, or 32.4%. This increase between quarters is primarily related to our acquisitions and new contracts and an increase in same contract professional service expenses primarily associated with increases in provider compensation. Professional service expenses as a percentage of net revenue increased to 78.9% in the three months ended March 31, 2015 from 78.1% in the three months ended March 31, 2014.
Professional Liability Costs. Professional liability costs were $26.6 million in the three months ended March 31, 2015 compared to $20.3 million in the three months ended March 31, 2014, an increase of $6.3 million or 31.2%. The increase was primarily attributed to an increase in provider hours including increases from acquisitions and new contracts and an increase in allocation rates between periods. Professional liability costs as a percentage of net revenue were 3.2% in both the first quarters of 2015 and 2014.
General and Administrative Expenses. General and administrative expenses increased $11.4 million, or 18.3%, to $73.6 million for the three months ended March 31, 2015 from $62.2 million in the three months ended March 31, 2014. General and administrative expenses included contingent purchase compensation expense of $7.9 million for the three months ended March 31, 2015 compared to $10.1 million of expense for the three months ended March 31, 2014. Excluding the contingent purchase compensation expense, general and administrative expense increased $13.6 million or 26.2%, to $65.7 million for the three months ended March 31, 2015 from $52.0 million in the three months ended March 31, 2014. The increase in general and administrative expenses was due primarily to the inflationary growth in salaries and new positions, increases in incentive and equity based compensation, and the impact of acquisitions between periods. Total general and administrative expenses as a percentage of net revenue were 8.8% in the first quarter of 2015 and 9.7% in the same quarter in 2014. Excluding contingent purchase compensation expense, general and administrative expenses as a percentage of net revenue were 7.8% in the first quarter of 2015 compared to 8.1% in the first quarter of 2014.
Other (Income) Expenses, Net. In the three months ended March 31, 2015, we recognized other income of $3.3 million compared to income of $2.2 million in the same quarter in 2014. The income recognized in 2015 is primarily related to the sale of our equity investment in a hospital-based telemedicine consultation provider and certain assets that were held for sale. Included in the 2014 other income is a gain associated with the sale of certain assets associated with our clinic operations.
Depreciation. Depreciation expense was $5.6 million in the three months ended March 31, 2015 compared to $4.6 million for the three months ended March 31, 2014. The increase of $1.0 million was primarily due to capital expenditures in 2015 and 2014.
Amortization. Amortization expense was $20.3 million in the three months ended March 31, 2015 compared to $11.1 million for the three months ended March 31, 2014. The increase of $9.2 million was primarily a result of an increase in other intangibles recognized in connection with our acquisitions in 2015 and 2014.
Net Interest Expense. Net interest expense increased $0.6 million to $4.0 million in the three months ended March 31, 2015, compared to $3.4 million in the corresponding quarter in 2014, primarily due to an increase on revolver borrowings due to the funding of our acquisitions partially offset by a reduction on interest on the Term A Loan Facility.
Transaction Costs. Transaction costs were $1.1 million for the three months ended March 31, 2015 and $1.0 million for the three months ended March 31, 2014. These costs relate to advisory, legal, accounting and other fees incurred related to acquisition activity during the respective quarters.

Earnings before Income Taxes. Earnings before income taxes in the three months ended March 31, 2015 were $49.2 million compared to $39.9 million in the three months ended March 31, 2014.
Provision for Income Taxes. The provision for income taxes was $21.2 million in the three months ended March 31, 2015 compared to $16.0 million in the three months ended March 31, 2014.
Net Earnings. Net earnings were $28.0 million in the three months ended March 31, 2015 compared to $23.9 million in the three months ended March 31, 2014.
Net Earnings (Loss) Attributable to Noncontrolling Interests. Earnings (loss) attributable to noncontrolling interests were a loss of $15,000 for the three months ended March 31, 2015 compared to earnings of $73,000 for the three months ended March 31, 2014.
Net Earnings Attributable to Team Health Holdings, Inc. Net earnings attributable to Team Health Holdings, Inc. were $28.1 million and $23.8 million for the three months ended March 31, 2015 and March 31, 2014, respectively.
Liquidity and Capital Resources
Our principal ongoing uses of cash are to meet working capital requirements, to fund debt obligations and to finance our capital expenditures and acquisitions. We believe that our cash needs, other than for significant acquisitions, will continue to be met through the use of existing available cash, cash flows derived from future operating results and borrowings under our senior secured revolving credit facility.
Cash flow provided by operations for the three months ended March 31, 2015 was $2.5 million compared to $34.2 million in the same period in 2014. Included in operating cash flow were contingent purchase price payments of $3.9 million in the three months ended March 31, 2015 and $0.1 million in the same period in 2014. Excluding the impact of the contingent purchase payments, the operating cash flows in 2015 were $6.4 million compared to $32.4 million in 2014. Operating cash flow in the first quarter of 2015 reflects an increased level of accounts receivable funding associated with growth in the number of new and acquired contracts as well as an increase in the funding of benefit and incentive plans when compared to the prior year. Cash used in investing activities in the three months ended March 31, 2015 was $37.7 million compared to $9.2 million in the same period of 2014. The $28.5 million increase in cash used in investing activities was principally due to an increase in cash used for acquisitions between periods. Cash provided by financing activities in the three months ended March 31, 2015 was $32.5 million compared to a use of cash of $0.7 million in the three months ended March 31, 2014. The change in financing activities between periods was primarily related to increased net revolver drawings, proceeds from stock option exercises and the related tax benefit and proceeds from noncontrolling interests.
We spent $9.8 million in the first three months of 2015 and $5.9 million in the first three months of 2014 on capital expenditures. These expenditures were primarily for billing and information technology investments and related development projects along with projects in support of operational initiatives.
As of March 31, 2015, we had cash and cash equivalents of approximately $17.4 million and total outstanding debt of $820.0 million. There were no known liquidity restrictions or impairments on our cash and cash equivalents as of March 31, 2015. The outstanding debt as of March 31, 2015 includes borrowings under our revolving credit facility in the amount of $227.5 million incurred to fund our recently completed acquisitions. As of March 31, 2015, we had $422.5 million of available borrowings under our revolving credit facilities (without giving effect to $7.4 million of undrawn letters of credit). See Note 8 of the accompanying consolidated financial statements for a discussion of our indebtedness.
The senior credit facility agreement contains both affirmative and negative covenants, including limitations on our ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire our capital stock, acquire the capital stock or assets of another business and pay dividends, and requires us to comply with a maximum first lien net leverage ratio, tested quarterly. At March 31, 2015, we were in compliance with all covenants under the senior credit facility agreement. The senior credit facility is secured by substantially all of our U.S. subsidiaries’ assets.
Subject to any contractual restrictions, the Company and its subsidiaries, affiliates or significant shareholders may, from time to time, in their sole discretion, purchase, repay, redeem or retire any of the Company’s outstanding equity securities in privately negotiated or open market transactions, by tender offer or otherwise.

We have historically been an acquirer of other physician staffing businesses and related interests. For the three months ended March 31, 2015, total net cash used in acquisitions, including contingent payments, was $37.2 million. As of March 31, 2015, we estimate future contingent payment obligations to be approximately $71.4 million for acquisitions made prior to March 31, 2015, which we expect to fund over a period of three years. $28.7 million was recorded as a liability on our balance sheet as of March 31, 2015, while the remaining estimated liability of $42.7 million will be recorded as contingent purchase and other acquisition compensation expense over the remaining performance period. See Note 3 of the accompanying consolidated financial statements for a discussion of our acquisitions and related contingent obligations.
We are currently in discussions with certain physician staffing businesses regarding potential acquisition opportunities. If we consummate any of these potential acquisitions, we would expect to fund such acquisitions using our existing cash, through borrowings under our revolving credit facility, or through the issuance of additional debt or equity.
Effective March 12, 2003, we began providing for professional liability risks in part through captive insurance companies. Prior to such date, we insured such risks principally through the commercial insurance market. The change in the professional liability insurance program initially resulted in increased cash flow due to the retention of cash formerly paid out in the form of insurance premiums to a commercial insurance company coupled with a long period (typically 2-4 years or longer on average) before cash payout of such losses occurs. A portion of such cash retained is retained within our captive insurance companies and therefore is not immediately available for general corporate purposes. Investments held by the Company and our captive insurance subsidiaries are carried at fair market value. As of March 31, 2015, these investments totaled approximately $111.5 million. Investments of the captive insurance subsidiaries are carried at fair market value and as of March 31, 2015, including a $2.5 million net unrealized gains. See Note 5 of the accompanying consolidated financial statements for a discussion of the investments held by the Company and our captive insurance subsidiaries.
Effective June 1, 2014, we renewed our fronting carrier program with a commercial insurance carrier through May 31, 2016. In connection with this renewal, we have paid cash premiums of approximately $14.2 million to the commercial insurance carrier. For the three months ended March 31, 2015, we funded approximately $10.0 million of premiums to our captive insurance subsidiaries.
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

The following table sets forth a reconciliation of net earnings attributable to Team Health Holdings, Inc. to Adjusted EBITDA:

	Three Months Ended March 31,
	2014	2015
	(in thousands)
Net earnings attributable to Team Health Holdings, Inc.	$23,845	$28,054
Interest expense, net	3,408	3,989
Provision for income taxes	16,018	21,155
Depreciation	4,571	5,573
Amortization	11,126	20,277
Other (income) expenses, net(a)	(2,161)	(3,280)
Contingent purchase and other acquisition compensation expense(b)	10,144	7,904
Transaction costs(c)	1,018	1,086
Equity based compensation expense(d)	2,974	3,543
Insurance subsidiaries interest income	500	504
Severance and other charges	348	518
Adjusted EBITDA	$71,791	$89,323

(a)	Reflects gain or loss on sale of assets, realized gains on investments, and changes in fair value of investments associated with the Company’s non-qualified retirement plan.

(b)	Reflects expense recognized for historical and estimated future contingent payments and other compensation expense associated with acquisitions.

(c)	Reflects expenses associated with accounting, legal, due diligence and other transaction fees related to acquisition activity.

(d)	Reflects costs related to equity awards granted under the Team Health Holdings, Inc. 2009 Amended and Restated Stock Incentive Plan.
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

At March 31, 2015, the fair value of the Company’s total debt was approximately $803.4 million, which had a carrying value of $820.0 million, all of which was variable debt. If the market interest rates for the Company’s variable rate borrowings had averaged 1% more subsequent to December 31, 2014, the Company’s interest expense would have increased, and earnings before income taxes would have decreased, by approximately $2.0 million for the three months ended March 31, 2015. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management could take actions in an attempt to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company’s financial structure.

Item 4.	Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired objectives. As of March 31, 2015, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting: There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
For discussion of various legal proceedings we are involved in from time to time, see Part I, Item 3 of our annual report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission on February 10, 2014.

Item 1A.	Risk Factors
For a discussion of our potential risks and uncertainties, please see “Risk Factors” in Part 1, Item 1A of our annual report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on February 10, 2015. In addition, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors and Trends that Affect Our Results of Operations” herein and the 2014 Form 10-K. There have been no material changes to the risk factors disclosed in Part 1, Item 1A of the 2014 Form 10-K.

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

Item 6.	Exhibits

3.1	Certificate of Incorporation of Team Health Holdings, Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed on December 18, 2009: File No. 001-34583)

3.2	Amended and Restated By-laws of Team Health Holdings, Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed on April 18, 2013: File No. 001-34583)

10.1	Employment Agreement, dated August 5, 2014, between Team Health, Inc. and Miles Snowden, M.D. (filed herewith)*

31.1	Certification by Michael D. Snow for Team Health Holdings, Inc. dated May 5, 2015 as required by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification by David P. Jones for Team Health Holdings, Inc. dated May 5, 2015 as required by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Certification by Michael D. Snow for Team Health Holdings, Inc. dated May 5, 2015 as required by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.2	Certification by David P. Jones for Team Health Holdings, Inc. dated May 5, 2015 as required by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2015 and December 31, 2014, (ii) Consolidated Statement of Comprehensive Earnings for the three months ended March 31, 2015 and 2014, (iii) Consolidated Statement of Cash Flows for the three months ended March 31, 2015 and 2014, and (iv) Notes to Consolidated Financial Statements.

*	Management contracts or compensatory plans or arrangements

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEAM HEALTH HOLDINGS, INC.

May 5, 2015	/S/ MICHAEL D. SNOW
Michael D. Snow President and Chief Executive Officer

May 5, 2015	/S/ DAVID P. JONES
David P. Jones Executive Vice President and Chief Financial Officer