Form 10-Q
period 2015-06-30
TEAM HEALTH HOLDINGS INC.
filed 2015-08-04
CIK 1082754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2015, there were outstanding 72,442,827 shares of common stock of Team Health Holdings, Inc., with a par value of $0.01.

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

TEAM HEALTH HOLDINGS, INC.
QUARTERLY REPORT FOR THE SIX MONTHS
ENDED JUNE 30, 2015

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
TEAM HEALTH HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2014	June 30, 2015
	(Unaudited) (In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$20,094	$51,303
Accounts receivable, less allowance for uncollectibles of $409,851 and $475,387 in 2014 and 2015, respectively	500,633	601,032
Prepaid expenses and other current assets	46,469	55,969
Receivables under insured programs	23,623	19,345
Income tax receivable	8,935	4,968
Total current assets	599,754	732,617
Insurance subsidiaries' and other investments	112,946	103,192
Property and equipment, net	62,117	67,537
Other intangibles, net	341,194	336,601
Goodwill	724,979	781,946
Deferred income taxes	21,113	23,993
Receivables under insured programs	50,625	64,742
Other	61,994	59,946
	$1,974,722	$2,170,574
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$40,616	$45,817
Accrued compensation and physician payable	283,033	269,955
Other accrued liabilities	153,137	138,296
Current maturities of long-term debt	227,750	305,750
Deferred income taxes	38,272	36,170
Total current liabilities	742,808	795,988
Long-term debt, less current maturities	577,500	562,500
Other non-current liabilities	231,778	286,660
Shareholders’ equity:
Common stock, ($0.01 par value; 100,000 shares authorized, 71,283 and 72,390 shares issued and outstanding at December 31, 2014 and June 30, 2015, respectively)	713	724
Additional paid-in capital	696,996	742,076
Accumulated deficit	(278,855)	(221,866)
Accumulated other comprehensive earnings	1,695	1,095
Team Health Holdings, Inc. shareholders’ equity	420,549	522,029
Noncontrolling interests	2,087	3,397
Total shareholders' equity including noncontrolling interests	422,636	525,426
	$1,974,722	$2,170,574
See accompanying notes to consolidated financial statements.

TEAM HEALTH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Three Months Ended June 30,
	2014	2015
	(Unaudited) (In thousands, except per share data)
Net revenue before provision for uncollectibles	$1,166,615	$1,466,984
Provision for uncollectibles	491,545	589,029
Net revenue	675,070	877,955
Cost of services rendered (exclusive of depreciation and amortization shown separately below)
Professional service expenses	510,070	687,540
Professional liability costs	23,623	27,279
General and administrative expenses (includes contingent purchase and other acquisition compensation expense of $9,254 and $7,856 in 2014 and 2015, respectively)	72,023	78,586
Other (income) expenses, net	(1,590)	961
Depreciation	4,918	5,560
Amortization	11,086	21,175
Interest expense, net	3,429	4,571
Transaction costs	1,609	2,215
Earnings before income taxes	49,902	50,068
Provision for income taxes	19,630	21,186
Net earnings	30,272	28,882
Net earnings (loss) attributable to noncontrolling interests	69	(53)
Net earnings attributable to Team Health Holdings, Inc.	$30,203	$28,935

Net earnings per share of Team Health Holdings, Inc.
Basic	$0.43	$0.40
Diluted	$0.42	$0.39
Weighted average shares outstanding
Basic	70,154	71,956
Diluted	71,898	73,602

Other comprehensive earnings (loss), net of tax:
Net change in fair value of investments, net of tax of $248 and $(340) for 2014 and 2015, respectively	461	(573)
Comprehensive earnings	30,733	28,309
Comprehensive earnings (loss) attributable to noncontrolling interests	69	(53)
Comprehensive earnings attributable to Team Health Holdings, Inc.	$30,664	$28,362
See accompanying notes to consolidated financial statements.

TEAM HEALTH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Six Months Ended June 30,
	2014	2015
	(Unaudited) (In thousands, except per share data)
Net revenue before provision for uncollectibles	$2,270,788	$2,865,273
Provision for uncollectibles	954,068	1,146,834
Net revenue	1,316,720	1,718,439
Cost of services rendered (exclusive of depreciation and amortization shown separately below)
Professional service expenses	1,011,350	1,351,005
Professional liability costs	43,918	53,897
General and administrative expenses (includes contingent purchase and other acquisition compensation expense of $19,398 and $15,760 in 2014 and 2015, respectively)	134,200	152,148
Other (income) expenses, net	(3,750)	(2,321)
Depreciation	9,489	11,134
Amortization	22,212	41,452
Interest expense, net	6,837	8,560
Transaction costs	2,627	3,301
Earnings before income taxes	89,837	99,263
Provision for income taxes	35,647	42,341
Net earnings	54,190	56,922
Net earnings (loss) attributable to noncontrolling interest	142	(67)
Net earnings attributable to Team Health Holdings, Inc.	$54,048	$56,989

Net earnings per share of Team Health Holdings, Inc.
Basic	$0.77	$0.80
Diluted	$0.75	$0.78
Weighted average shares outstanding
Basic	69,996	71,666
Diluted	71,722	73,137

Other comprehensive earnings (loss), net of tax:
Net change in fair value of investments, net of tax of $573 and $(337) for 2014 and 2015, respectively	1,063	(600)
Comprehensive earnings	55,253	56,322
Comprehensive earnings (loss) attributable to noncontrolling interest	142	(67)
Comprehensive earnings attributable to Team Health Holdings, Inc.	$55,111	$56,389
See accompanying notes to consolidated financial statements.

TEAM HEALTH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2014	2015
	(Unaudited) (In thousands)
Operating Activities
Net earnings	$54,190	$56,922
Adjustments to reconcile net earnings:
Depreciation	9,489	11,134
Amortization	22,212	41,452
Amortization of deferred financing costs	506	727
Equity based compensation expense	9,348	9,213
Provision for uncollectibles	954,068	1,146,834
Deferred income taxes	(8,635)	(14,578)
Gain on sale of equipment	(2,349)	(400)
Equity in joint venture income	(2,130)	(1,714)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(985,555)	(1,244,045)
Prepaids and other assets	(8,460)	(9,753)
Income tax accounts	(1,291)	3,967
Accounts payable	1,146	5,555
Accrued compensation and physician payable	984	(10,710)
Contingent purchase liabilities	16,340	6,872
Other accrued liabilities	1,774	(2,178)
Professional liability reserves	12,993	18,870
Net cash provided by operating activities	74,630	18,168
Investing Activities
Purchases of property and equipment	(11,997)	(17,364)
Sale of property and equipment	2,776	—
Cash paid for acquisitions, net	(6,517)	(84,792)
Proceeds from the sale of investments	—	6,560
Net proceeds from disposition of assets held for sale	—	269
Purchases of investments at insurance subsidiaries	(31,488)	(44,935)
Proceeds from investments at insurance subsidiaries	25,283	51,187
Net cash used in investing activities	(21,943)	(89,075)
Financing Activities
Payments on long-term debt	(8,125)	(7,500)
Proceeds from revolving credit facility	27,500	701,500
Payments on revolving credit facility	(27,500)	(631,000)
Contributions from noncontrolling interests	211	1,377
Distributions to noncontrolling interests	(122)	—
Proceeds from the issuance of common stock under stock purchase plans	1,903	3,445
Proceeds from exercise of stock options	8,678	20,519
Tax benefit from exercise of stock options	5,834	13,775
Net cash provided by financing activities	8,379	102,116
Net increase in cash and cash equivalents	61,066	31,209
Cash and cash equivalents, beginning of period	32,331	20,094
Cash and cash equivalents, end of period	$93,397	$51,303
Supplemental cash flow information:
Interest paid	$7,339	$9,380
Taxes paid	$40,043	$37,160
See accompanying notes to consolidated financial statements.

TEAM HEALTH HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Organization and Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of Team Health Holdings, Inc. (the Company) its  subsidiaries and its affiliates, including its affiliated medical groups, and have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial reporting, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements.
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

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers," which establishes a comprehensive revenue recognition standard for virtually all industries under U.S. GAAP. The standard is effective for public entities for annual and interim periods beginning after December 15, 2017, with early adoption permitted for annual and interim periods beginning after December 15, 2016. We have not yet determined the effects, if any, that adoption of this new accounting standard may have on the Company's consolidated financial statements.

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

Note 3. Acquisitions and Contingent Purchase Obligations
Acquisitions
During the six months ended June 30, 2015, the Company paid a total of $84.8 million related to acquisitions including $82.4 million for the operations of five businesses acquired during the period. These acquisitions consist of the following:

Acquired Operations	Date Acquired	Business Service Line
Princeton Emergency Physicians	May 2015	Emergency Medicine
Professional Anesthesia Service	May 2015	Anesthesiology
Ruby Crest Emergency Medicine	February 2015	Emergency Medicine
Capital Emergency Associates	February 2015	Emergency/Hospital Medicine
EOS Medical Group	January 2015	Emergency Medicine
These acquisitions have expanded the Company’s presence in emergency medicine, hospital medicine and anesthesia staffing in those respective markets. The results of operations of the acquired businesses have been included in the Company’s consolidated financial statements beginning on the acquisition date.
The purchase price for these acquisitions was allocated, based on management’s estimates, in accordance with ASC Topic 805, “Business Combinations” (ASC 805). The Company’s purchase price allocation for business combinations completed during recent periods is preliminary and may be subject to revision as additional information about the fair value of acquired working capital becomes available. Additional information, which existed as of the acquisition date but at that time was unknown to the Company, may become known to the Company during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date. Adjustments in the purchase price allocation may require a recasting of the amounts allocated to goodwill retroactive to the period in which the acquisition occurred. The purchase price for the acquisitions completed during the six months ended June 30, 2015 was allocated as shown in the table below (in thousands):

Accounts receivable	$3,188
Prepaid expenses and other assets	5
Other intangibles (consisting of physician and hospital agreements)	36,860
Goodwill (of which $18.3 million is tax deductible)	55,541
Accounts payable	(456)
Accrued compensation and physician payable	(484)
Other accrued liabilities	(240)
Deferred income taxes	(9,933)
Contingent purchase liabilities	(2,057)

Consideration paid for 2015 acquisitions, net of cash and cash equivalents of $83	82,424
Additional consideration paid for previous acquisitions	2,368
Total cash paid for acquisitions	$84,792
During 2015, factors became known that resulted in changes to the purchase price allocation of assets and liabilities, existing at the date of acquisition, related to certain acquisitions completed during 2014. This change resulted in an increase to accrued liabilities and an increase to goodwill of $1.9 million.

The following unaudited pro forma information combines the consolidated results of operations of the Company and the historical financial results of the acquisitions completed during 2014 and 2015 as if the transactions had occurred on January 1, 2014 (in thousands, except for per share data):

	Six Months Ended June 30,
	2014	2015
Net revenue	$1,400,577	$1,740,552
Net earnings attributable to Team Health Holdings, Inc.	58,262	58,319
Net earnings per share of Team Health Holdings, Inc.
Basic	$0.83	$0.81
Diluted	$0.81	$0.80
Weighted average shares outstanding:
Basic	69,996	71,666
Diluted	71,722	73,137
The pro forma results are based on estimates and assumptions, which the Company believes are reasonable and do not necessarily represent results that would have occurred if the acquisitions had taken place at the beginning of the periods, nor are they indicative of the future results of these combined operations.

In July 2015, the Company completed the acquisition of the operations of an anesthesia staffing business located in New York. This acquisition, which was funded with existing cash, will add more than 30,000 annual anesthesia cases to the Company's existing anesthesia operations. The Company is still in the process of completing the purchase price allocation for this acquisition.
Contingent Purchase Obligations
In accordance with ASC 805, when contingent payments are tied to continuing employment, such amounts are recognized ratably over the defined performance period as compensation expense which is included as a component of general and administrative expense (and parenthetically disclosed with other acquisition-related compensation expense) in the results of the Company’s operations. The payment of contingent purchase obligations tied to continuing employment is included as a component of operating cash flows.
As of June 30, 2015, the Company estimates it may have to pay $70.4 million (including $6.9 million related to transactions completed during 2015) in future contingent payments for acquisitions made prior to June 30, 2015 based upon the current projected performance of the acquired operations of which $32.0 million is recorded as a liability in other liabilities and other non-current liabilities on the Company’s consolidated balance sheet. The remaining estimated liability of $38.4 million will be recorded as contingent purchase compensation expense over the remaining performance periods. The current estimate of future contingent payments could increase or decrease depending upon the actual performance of the acquisition over the respective performance periods. These payments will be made should the acquired operations achieve the financial targets or certain contract terms as agreed to in the respective acquisition agreements, including the requirements for continuing employment. When measured on a recurring basis, this liability is considered Level 3 in the fair value hierarchy due to the use of unobservable inputs to measure fair value.
The contingent purchase and other acquisition compensation expense recognized for the six months ended June 30, 2014 and 2015 was $19.4 million and $15.8 million, respectively. Included in the expense recognized in 2014 and 2015 is $0.1 million and $0.9 million, respectively, related to acquisition related payments made to non-owners of the acquired operations.
The changes to the Company’s accumulated contingent purchase liability for the six months ended June 30, 2015 are as follows (in thousands):

Contingent purchase liability at December 31, 2014	$23,584
Payments	(9,853)
Contingent purchase and other acquisition compensation expense recognized	15,760
Contingent purchase liability recognized at acquisition date	2,472
Contingent purchase liability at June 30, 2015	$31,963

Estimated unrecognized contingent purchase compensation expense as of June 30, 2015 is as follows (in thousands):

For the remainder of the year ended December 31, 2015	$14,256
For the year ended December 31, 2016	21,436
For the year ended December 31, 2017	2,683
For the year ended December 31, 2018	52
For the year ended December 31, 2019	14
$38,441
In the six months ended June 30, 2014 and 2015, the Company recognized transaction costs of $2.6 million and $3.3 million, respectively, which related to external costs associated with due diligence and acquisition activity.
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

The following table provides information on those assets and liabilities the Company currently measures at fair value on a recurring basis as of December 31, 2014 and June 30, 2015 (in thousands):

	Carrying Amount in Consolidated Balance Sheet December 31, 2014	Fair Value December 31, 2014	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3
Investments of insurance subsidiaries:
Money market funds	$18,577	$18,577	$18,577	$—	$—
U. S. Treasury securities	1,003	1,003	—	1,003	—
Municipal bonds	83,694	83,694	—	83,694	—
Mutual funds	3,228	3,228	—	3,228	—
Private investments	6,444	6,444	—	—	6,444
Total investments of insurance subsidiaries	$112,946	$112,946	$18,577	$87,925	$6,444
Supplemental employee retirement plan investments:
Mutual funds	$37,237	$37,237	$—	$37,237	$—

	Carrying Amount in Consolidated Balance Sheet June 30, 2015	Fair Value June 30, 2015	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3
Investments of insurance subsidiaries:
Money market funds	$8,717	$8,717	$8,717	$—	$—
Municipal bonds	89,617	89,617	—	89,617	—
Mutual funds	239	239	—	239	—
Private investments	4,619	4,619	—	—	4,619
Total investments of insurance subsidiaries	$103,192	$103,192	$8,717	$89,856	$4,619
Supplemental employee retirement plan investments:
Mutual funds	$42,126	$42,126	$—	$42,126	$—
The Company’s insurance subsidiaries investments are valued using market prices on active markets (Level 1) and less active markets (Level 2), in addition to using alternative information when market data is not available (Level 3). Level 1 investment valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 investment valuations are obtained from readily available pricing sources for comparable investment or identical investments in less active markets. The fair values of the Company’s supplemental employee retirement investments are based on quoted prices. Level 3 investment valuations require significant management judgment and are based on transaction price, company performance, and market conditions. For the six ended June 30, 2015 there were no transfers between Levels 1, 2 or 3. See Note 5 for more information regarding the Company’s investments.
The Company classified its municipal bonds, mutuals funds, and U.S. Treasury securities within Level 2 because these securities were valued based on quoted prices in markets that are less active, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency.

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
The fair value of the Company's debt is estimated using quoted market prices when available. When quoted market prices are not available, fair value is estimated based on current market interest rates for debt with similar maturities (Level 2). At June 30, 2015, the estimated fair value of the Company’s outstanding debt was $848.5 million compared to a carrying value of $868.3 million.
Note 5. Investments

Investments are primarily comprised of securities held by the Company and its captive insurance subsidiaries and by the Company in connection with its participant directed supplemental employee retirement plan. Investments held by the Company and its captive insurance subsidiaries are classified as available-for-sale securities. The unrealized gains or losses of investments held by the Company and its captive insurance subsidiaries are included in accumulated other comprehensive earnings as a separate component of shareholders’ equity, unless the decline in value is deemed to be other-than-temporary and the Company does not have the intent and ability to hold such securities until their full cost can be recovered, in which case such securities are written down to fair value and the loss is charged to current period earnings.

The investments held by the Company in connection with its participant directed supplemental employee retirement plan are classified as trading securities; therefore, changes in fair value associated with these investments are recognized as a component of earnings.
At December 31, 2014 and June 30, 2015, amortized cost basis and aggregate fair value of the Company’s available-for-sale securities by investment type were as follows (in thousands):

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2014
Money market funds	$18,577	$—	$—	$18,577
U. S. Treasury securities	1,003	—	—	1,003
Municipal bonds	81,120	2,619	(45)	83,694
Mutual funds	3,228	—	—	3,228
Private investments	6,464	—	(20)	6,444
	$110,392	$2,619	$(65)	$112,946
June 30, 2015
Money market funds	$8,717	$—	$—	$8,717
Municipal bonds	88,006	2,009	(398)	89,617
Mutual funds	239	—	—	239
Private Investments	4,635	—	(16)	4,619
	$101,597	$2,009	$(414)	$103,192
At December 31, 2014 and June 30, 2015, the amortized cost basis and aggregate fair value of the Company’s available-for-sale securities by contractual maturities were as follows (in thousands):

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2014
Due in less than one year	$25,186	$88	$—	$25,274
Due after one year through five years	53,735	1,676	(45)	55,366
Due after five years through ten years	19,859	801	—	20,660
Due after ten years	1,920	54	—	1,974
Total	$100,700	$2,619	$(45)	$103,274
June 30, 2015
Due in less than one year	$14,791	$50	$—	$14,841
Due after one year through five years	57,591	1,412	(180)	58,823
Due after five years through ten years	21,424	529	(183)	21,770
Due after ten years	2,917	18	(35)	2,900
Total	$96,723	$2,009	$(398)	$98,334

A summary of the Company’s temporarily impaired available-for-sale investment securities as of December 31, 2014 and June 30, 2015 follows (in thousands):

	Impaired Less Than 12 Months			Impaired Over 12 Months		Total
	Fair Value	Unrealized Losses		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2014
U.S. Treasury securities	$1,003	$—	(a)	$—	$—	$1,003	$—
Municipal bonds	4,498	(12)		2,725	(33)	7,223	(45)
Private investments	1,414	(20)		—	—	1,414	(20)
Total investment	$6,915	$(32)		$2,725	$(33)	$9,640	$(65)
June 30, 2015
Municipal bonds	$21,602	$(329)		$2,012	$(69)	$23,614	$(398)
Private investments	1,241	(16)		—	—	1,241	(16)
Total investment	$22,843	$(345)		$2,012	$(69)	$24,855	$(414)
(a) Unrealized loss is less than $1,000.

The unrealized losses resulted from changes in market interest rates, not from changes in the probability of contractual cash flows. Because the Company has the ability and intent to hold the investments until a recovery of carrying value and full collection of the amounts due according to the contractual terms of the investments is expected, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2015.
During the six months ended June 30, 2015, the Company recorded a gain of approximately $0.1 million on the sale of specifically identified investments.
As of June 30, 2015, and December 31, 2014, the investments related to the participant directed supplemental employee retirement plan totaled $42.1 million and $37.2 million, respectively, and are included in other assets in the accompanying consolidated balance sheets. The net trading gains on those investments for the six months ended on June 30, 2014 and June 30, 2015 that were still held by the Company as of June 30, 2014 and June 30, 2015 are as follows (in thousands):

	2014	2015
Net gains and (losses) recognized during the six months ended June 30, 2014 and 2015, respectively on trading securities	$937	$1,066
Less: Net gains recognized during the period on trading securities sold during the six months ended June 30, 2014 and 2015, respectively	21	20
Unrealized gains and (losses) recognized on trading securities still held at June 30, 2014 and 2015, respectively	$916	$1,046
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
Net revenue for the three and six months ended June 30, 2014 and 2015 consisted of the following (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2015		2014		2015
Medicare	$129,617	19.2%	$178,168	20.3%	$253,008	19.2%	$346,927	20.2%
Medicaid	116,745	17.3	157,601	18.0	225,674	17.1	310,136	18.0
Commercial and managed care	322,155	47.7	448,043	51.0	608,254	46.2	860,000	50.0
Self-pay	397,495	58.9	464,089	52.9	783,746	59.5	908,342	52.9
Other	21,095	3.1	19,921	2.3	42,111	3.2	40,202	2.3
Unbilled	6,238	0.9	5,523	0.6	9,091	0.7	13,609	0.8
Net fee for service revenue before provision for uncollectibles	993,345	147.1	1,273,345	145.0	1,921,884	146.0	2,479,216	144.3
Contract revenue before provision for uncollectibles	162,451	24.1	183,727	20.9	328,045	24.9	367,367	21.4
Other	10,819	1.6	9,912	1.2	20,859	1.6	18,690	1.0
Net revenue before provision for uncollectibles	1,166,615	172.8	1,466,984	167.1	2,270,788	172.5	2,865,273	166.7
Provision for uncollectibles	(491,545)	(72.8)	(589,029)	(67.1)	(954,068)	(72.5)	(1,146,834)	(66.7)
Net revenue	$675,070	100.0%	$877,955	100.0%	$1,316,720	100.0%	$1,718,439	100.0%
The Company employs several methodologies for determining its allowance for uncollectibles depending on the nature of the net revenue before provision for uncollectibles recognized. The Company initially determines gross revenue for its fee for service patient visits based upon established fee schedule prices. Such gross revenue is reduced for estimated contractual allowances for those patient visits covered by contractual insurance arrangements to result in estimated net revenue before provision for uncollectibles. Net revenue before provision for uncollectibles is then reduced for management’s estimate of uncollectible amounts. Fee for service net revenue represents estimated cash to be collected from such patient visits and is net of management’s estimate of account balances estimated to be uncollectible. The provision for uncollectible fee for service patient visits is based on historical experience resulting from approximately fourteen million annual fee for service patient visits. The significant volume of patient visits and the terms of thousands of commercial and managed care contracts and the various reimbursement policies relating to governmental healthcare programs do not make it feasible to evaluate fee for service accounts receivable on a specific account basis. Fee for service accounts receivable collection estimates are reviewed on a quarterly basis for each fee for service contract by period of accounts receivable origination. Such reviews include the use of historical cash collection percentages by contract adjusted for the lapse of time since the date of the patient visit. In addition, when actual collection percentages differ from expected results, on a contract by contract basis, supplemental detailed reviews of the outstanding accounts receivable balances may be performed by the Company’s billing operations to determine whether there are facts and circumstances existing that may cause a different conclusion as to the estimate of the collectibility of that contract’s accounts receivable from the estimate resulting from using the historical collection experience. Contract-related net revenue is billed based on the terms of the contract at amounts expected to be collected. Such billings are typically submitted on a monthly basis and aged trial balances are prepared. Allowances for estimated uncollectible amounts related to such contract billings are made based upon periodic reviews of specific accounts and invoices once it is concluded that such amounts are not likely to be collected. Approximately 98% of the Company’s allowance for doubtful accounts is related to receivables for fee for service patient visits. The principal exposure for uncollectible fee for service visits is centered in self-pay patients and, to a lesser extent, for co-payments and deductibles from patients with insurance. While the Company does not specifically allocate the allowance for doubtful accounts to individual accounts or specific payor classifications, the portion of the allowance associated with fee for service charges as of June 30, 2015 was equal to approximately 93% of outstanding self-pay fee for service patient accounts. The methodologies employed to compute allowances for doubtful accounts were unchanged between 2014 and 2015.

Note 7. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill during the year ended December 31, 2014 and the six months ended June 30, 2015 were as follows (in thousands):

Goodwill	$572,890
Accumulated impairment loss	(144,579)
Additions through 2014 acquisitions	296,668
Balance, December 31, 2014	$724,979
Goodwill	$869,558
Accumulated impairment loss	(144,579)
Additions through 2014 acquisitions	1,946
Additions through 2015 acquisitions	55,541
Change in goodwill attributable to the sale of outsourced medical coding practice	(520)
Balance, June 30, 2015	$781,946

The following is a summary of intangible assets and related amortization as of December 31, 2014 and June 30, 2015 (in thousands):

	Gross Carrying Amount	Accumulated Amortization
As of December 31, 2014:
Contracts	$455,247	$(126,191)
Other	19,350	(7,212)
Total	$474,597	$(133,403)
As of June 30, 2015:
Contracts	$488,204	$(163,803)
Other	20,570	(8,370)
Total	$508,774	$(172,173)
Aggregate amortization expense:
For the six months ended June 30, 2015		$41,452
Estimated amortization expense:
For the remainder of the year ended December 31, 2015		$40,512
For the year ended December 31, 2016		78,380
For the year ended December 31, 2017		72,543
For the year ended December 31, 2018		60,252
For the year ended December 31, 2019		51,463
For the years ended December 31, 2020 and thereafter		33,451
Intangible assets are amortized over their estimated life, which is approximately three to six years. As of June 30, 2015, the weighted average remaining amortization period for intangible assets was 3.9 years.

Note 8. Long-Term Debt
Long-term debt as of June 30, 2015 consisted of the following (in thousands):

Term Loan A Facility	$588,750
Revolving Credit Facility	279,500
868,250
Less current portion	(305,750)
$562,500
As of June 30, 2015, the Company's senior secured credit facilities (Credit Facility) consist of a $600.0 million term loan facility (Term Loan A Facility) and a $650.0 million revolving credit facility (Revolving Credit Facility). These facilities have a maturity date of October 2, 2019. The maturity dates under the Credit Facility are subject to extension with lender consent according to the terms of the agreement.
The interest rate on any outstanding Revolving Credit Facility borrowings and Term A Loan Facility borrowings, and the commitment fee applicable to undrawn revolving commitments, is priced off a grid based upon the Company’s first lien net leverage ratio and is currently LIBOR + 1.75% in the case of revolving credit borrowings under the Revolving Credit Facility and Term A Loan Facility and 0.30% in the case of unused revolving commitments. The weighted average interest rate for the six months ended June 30, 2015 was 1.89% for amounts outstanding under the Term A Loan Facility.
The Company had $279.5 million of borrowings outstanding under the Revolving Credit Facility as of June 30, 2015, and the Company had $6.4 million of standby letters of credit outstanding against the Revolving Credit Facility commitment.
The Credit Facility agreement contains both affirmative and negative covenants, including limitations on the Company’s ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire its capital stock, acquire the capital stock or assets of another business and pay dividends, and requires the Company to comply with a maximum total leverage ratio, tested quarterly. At June 30, 2015, the Company was in compliance with all covenants under the senior credit facility agreement. The Credit Facility is secured by substantially all of the Company’s U. S. subsidiaries’ assets.
Aggregate annual maturities of long-term debt as of June 30, 2015 are as follows (in thousands):

2015	$305,750
2016	41,250
2017	56,250
2018	60,000
2019	405,000

Note 9. Professional Liability Insurance
The Company’s professional liability loss reserves included in other accrued liabilities and other non-current liabilities in the accompanying consolidated balance sheets consisted of the following (in thousands):

	December 31, 2014	June 30, 2015
Estimated losses under self-insured programs	$190,117	$208,985
Estimated losses under commercial insurance programs	74,248	84,087
	264,365	293,072
Less estimated payable within one year	82,735	74,260
	$181,630	$218,812
The changes to the Company’s estimated losses under self-insured programs as of June 30, 2015 were as follows (in thousands):

Balance, December 31, 2014	$190,117
Reserves related to current period	36,696
Payments for current period reserves	(410)
Payments for prior period reserves	(17,418)
Balance, June 30, 2015	$208,985
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
As of June 30, 2015, of the $209.0 million of estimated losses under self-insurance programs, approximately $136.9 million represented an estimate of IBNR claims and expenses and additional loss development, with the remaining $72.1 million representing specific case reserves. Of the specific case reserves as of June 30, 2015, $2.3 million represented case reserves that had been settled but not yet funded, and $69.8 million reflected unsettled case reserves.
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
The Company’s most recent actuarial valuation was completed in April 2015. Based on the results of the actuarial study completed in April 2015, management determined no additional change was necessary in the consolidated reserves for professional liability losses during the first quarter of 2015 related to prior year loss estimates. The discount rate on professional liability reserves was 1.4% at June 30, 2015 compared to 1.1% at December 31, 2014.

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
Healthcare Reform
The Patient Protection and Affordable Care Act (the PPACA), signed into law on March 23, 2010, as amended by the Health Care and Education Reconciliation Act of 2010 on March 30, 2010, collectively referred to as the Healthcare Reform Laws, significantly affect the U.S. healthcare system by increasing access to health insurance benefits for the uninsured and underinsured populations, among other changes. On June 28, 2012, the U.S. Supreme Court (the Supreme Court) upheld the constitutionality of the requirement in PPACA that individuals maintain health insurance or pay a penalty (the individual mandate) under Congress's taxing power. The Supreme Court upheld the PPACA provision expanding Medicaid eligibility to new populations as constitutional, but only so long as the expansion of the Medicaid program is optional for the states. States that choose not to expand their Medicaid programs to newly eligible populations in PPACA can only lose the new federal Medicaid funding in PPACA but not their eligibility for existing federal Medicaid matching payments. We continue to monitor those states that remain undecided or, in certain instances, involved in ongoing internal dialogue on whether or not the state will elect to expand its Medicaid program’s eligibility. In addition, on June 25, 2015, the Supreme Court upheld the provision of tax credits and federal subsidies to individuals who purchase health insurance through a federally-facilitated exchange.
Additional challenges to the Healthcare Reform Laws could further impact the implementation of these laws. While the ultimate impact of these laws and implementing regulations will not be known until all provisions are fully implemented, the Company believes that some of their provisions will likely yield positive results, such as increasing access to health benefits for the uninsured and underinsured populations. Since the implementation of increased access to health benefits through the expansion of Medicaid programs and through exchange enrollment beginning in 2014, we have realized a decline in the percentage of self-pay visits by our consolidated fee for service volume and an increase in the percentage of Medicaid visits that we believe is a result of healthcare reform. Other provisions, however, such as Medicare payment reforms and reductions that could reduce provider payments, may have an adverse effect on the reimbursement rates the Company receives for services provided by affiliated healthcare professionals.
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
Shares Subject to the Plan. The Stock Plan provides that the total number of shares of common stock that may be issued is 15,100,000, of which approximately 2,417,000 are available to grant as of June 30, 2015. Shares of the Company’s common stock covered by awards that terminate or lapse without the payment of consideration may be granted again under the Stock Plan.

The following table summarizes the status of options under the Stock Plan as of June 30, 2015:

	Shares (in thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Life in Years
Outstanding at beginning of year	4,239	$24.41	$140,433	6.4
Granted	510	61.35
Exercised	(1,029)	19.98	40,976
Expired or forfeited	(10)	35.93
Outstanding at end of period	3,710	$30.68	$128,552	6.2
Exercisable at end of period	2,250	$21.32	$99,000	5.7
Intrinsic value is the amount by which the stock price as of June 30, 2015 exceeds the exercise price of the options. The Company granted 0.5 million options during the six months ended June 30, 2015. The fair value of the options granted in 2015 was based on the grant date fair value as calculated by the Black-Scholes option pricing formula with the following assumptions: risk-free interest rate of 1.6%, implied volatility of 33.8% and an expected life of the options of 5.25 years. The weighted average estimated fair value of options granted during 2015 was $20.27. As of June 30, 2015, the Company had approximately $17.5 million of unrecognized compensation expense, net of estimated forfeitures related to unvested options, which will be recognized over the remaining requisite service period.

Equity based compensation expense and the resulting tax benefits were as follows (in thousands):

	Six Months Ended June 30,
	2014	2015
Stock options	$6,427	$5,166
Restricted awards	2,886	3,985
Stock purchase plan	35	62
Total equity based compensation expense	$9,348	$9,213
Tax benefit of equity based compensation expense	$3,599	$3,547
Restricted awards are grants of restricted stock and grants of restricted stock units that are not vested (Restricted Awards). The Company granted 0.2 million shares of Restricted Awards in 2015. The Company had $21.2 million of expense remaining to be recognized over the requisite service period for these Restricted Awards at June 30, 2015. The Restricted Awards generally vest annually over a three to four-year period from the initial grant date for the grants made to the independent board members and management.

A summary of changes in total outstanding unvested restricted awards for the six months ended June 30, 2015 is as follows (in thousands):

	Restricted Stock	Restricted Units	Total
Outstanding at beginning of year	161	317	478
Granted	—	183	183
Vested	(57)	(39)	(96)
Forfeited and expired	(1)	(1)	(2)
Outstanding at June 30, 2015	103	460	563
Stock Purchase Plans
In May 2010, the Company’s Board of Directors (the Board) adopted the 2010 Employee Stock Purchase Plan (ESPP) and the 2010 Nonqualified Stock Purchase Plan (NQSPP).
The ESPP provides for the issuance of up to 600,000 shares to the Company’s employees. All eligible employees are granted identical rights to purchase common stock in each Board authorized offering under the ESPP. Rights granted pursuant to any offering under the ESPP terminate immediately upon cessation of an employee’s employment for any reason. In general, an employee may reduce his or her contribution or withdraw from participation in an offering at any time during the purchase period for such offering. Employees receive a 5% discount on shares purchased under the ESPP. Rights granted under the plan are not transferable and may be exercised only by the person to whom such rights are granted. Offerings occur every six months in April and October. As of June 30, 2015, contributions under the ESPP totaled $1.3 million. In April 2015, approximately 40,000 shares of the Company’s common stock were issued to plan participants.
The NQSPP provides for the issuance of up to 800,000 shares to our independent contractors. All eligible contractors are granted identical rights to purchase common stock in each Board authorized offering under the NQSPP. Rights granted pursuant to any offering under the NQSPP terminate immediately upon cessation of a contractor’s relationship with the Company for any reason. In general, a contractor may reduce his or her contribution or withdraw from participation in an offering at any time during the purchase period for such offering. Contractors receive a 5% discount on shares purchased under the NQSPP. Rights granted under the NQSPP are not transferable and may be exercised only by the person to whom such rights are granted. Offerings occur every six months in April and October. As of June 30, 2015, contributions under the NQSPP totaled $0.7 million. In April 2015, approximately 21,000 shares of the Company’s common stock were issued to plan participants.

Note 12. Earnings Per Share
The Company computes basic earnings per share using the weighted average number of shares outstanding. The Company computes diluted earnings per share using the weighted average number of shares outstanding plus the dilutive effect of outstanding stock options, restricted awards, and stock purchase plans. The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Net earnings attributable to Team Health Holdings, Inc. (numerator for basic and diluted earnings per share)	$30,203	$28,935	$54,048	$56,989
Denominator:
Weighted average shares outstanding	70,154	71,956	69,996	71,666
Effect of dilutive securities:
Stock options	1,525	1,374	1,520	1,220
Restricted awards	218	270	205	249
Stock purchase plans	1	2	1	2
Shares used for diluted earnings per share	71,898	73,602	71,722	73,137
Basic net earnings per share of Team Health Holdings, Inc.	$0.43	$0.40	$0.77	$0.80
Diluted net earnings per share of Team Health Holdings, Inc.	$0.42	$0.39	$0.75	$0.78
Securities excluded from diluted earnings per share of Team Health Holdings, Inc. because they were antidilutive:
Stock options	782	240	671	606
Restricted awards	—	—	—	—
Note 13. Noncontrolling Interests in Consolidated Entity
The Company is party to two joint venture arrangements. The joint ventures provide administrative management and billing services to certain existing and planned urgent care clinics the Company and joint venture partners operate. The consolidated financial statements include all assets, liabilities, revenues and expenses of the less than 100% owned entity that the Company controls. Accordingly, the Company has recorded noncontrolling interests in the earnings and equity of this entity. In connection with these arrangements, the Company received joint venture contributions of $1.4 million during the six months ended June 30, 2015.

Note 14. Accumulated Other Comprehensive Earnings (Loss)
The changes in accumulated other comprehensive earnings (loss) related to available-for-sale securities were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Balance at beginning of period	$1,049	$1,668	$447	$1,695

Other comprehensive earnings:
Net unrealized gain (loss)	765	(896)	1,706	(887)
Tax benefit (expense)	(248)	340	(573)	337
Total other comprehensive earnings before reclassifications, net of tax	517	(556)	1,133	(550)
Net amount reclassified to earnings(1)	(56)	(17)	(70)	(50)
Tax benefit (expense)(2)	—	—	—	—
Total amount reclassified from accumulated other comprehensive earnings, net of tax(3)	(56)	(17)	(70)	(50)
Total other comprehensive earnings (loss)	461	(573)	1,063	(600)

Balance at end of period	$1,510	$1,095	$1,510	$1,095

(1)	This amount was included in Other (income) expenses on the accompanying Consolidated Statement of Comprehensive Earnings.

(2)	These amounts were included in Provision for income taxes on the accompanying Consolidated Statement of Comprehensive Earnings.

(3)	A positive amount indicates a corresponding charge to earnings and a negative amount indicates a corresponding benefit to earnings.
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

The following table presents financial information for each reportable segment. Depreciation, amortization, management fee and other expenses separately identified in the consolidated statements of operations are included as a reduction to the respective segments’ operating earnings for each period below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Net Revenue:
Healthcare Services	$560,464	$731,217	$1,085,258	$1,426,859
Other Services	114,606	146,738	231,462	291,580
	$675,070	$877,955	$1,316,720	$1,718,439
Operating Earnings:
Healthcare Services	$36,234	$27,165	$56,811	$49,337
Other Services	6,479	9,542	15,668	19,482
General Corporate	10,618	17,932	24,195	39,004
	$53,331	$54,639	$96,674	$107,823
Reconciliation of Operating Earnings to Net Earnings:
Operating earnings	$53,331	$54,639	$96,674	$107,823
Interest expense, net	3,429	4,571	6,837	8,560
Provision for income taxes	19,630	21,186	35,647	42,341
Net earnings	$30,272	$28,882	$54,190	$56,922

Note 16. Subsequent Event

On August 4, 2015, the Company and its wholly owned subsidiary Intrepid Merger Sub, Inc. (Merger Sub) entered into an Agreement and Plan of Merger with IPC Healthcare, Inc., a Delaware corporation (IPC), providing for the acquisition of IPC by the Company. Subject to the terms and conditions of the Merger Agreement, Merger Sub will be merged with and into IPC (the Merger), with IPC surviving the Merger as a wholly owned subsidiary of the Company. The merger consideration provided in the Merger Agreement (as further described below) is $80.25 per share of IPC common stock in cash, or approximately $1.6 billion in enterprise value. The Company has entered into a debt commitment letter with certain lenders (see Debt Commitment Letter below) in connection with the financing of the acquisition.

At the effective time of the Merger, each share of IPC common stock issued and outstanding immediately prior to the effective time (other than shares (i) owned by the Company or Merger Sub, (ii) held in treasury by IPC or (iii) owned by stockholders who have perfected and not withdrawn a demand for appraisal under Delaware law) will be automatically cancelled and converted into the right to receive $80.25 in cash, without interest.

Consummation of the Merger is subject to customary conditions, including without limitation (i) requisite approval of IPC’s stockholders, (ii) the absence of any action or proceeding by any governmental entity which has the effect of enjoining, making illegal or otherwise prohibiting or preventing the Merger or the consummation thereof and (iii) the expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. Moreover, each party’s obligation to consummate the Merger is subject to certain other conditions, including without limitation (x) the accuracy of the other party’s representations and warranties (subject to customary materiality qualifiers) and (y) the other party’s compliance with its covenants and agreements contained in the Merger Agreement (subject to customary materiality qualifiers).

The Merger Agreement contains certain termination rights for the Company and IPC. Upon termination of the Merger Agreement under specified circumstances IPC will be required to pay the Company a termination fee of $47 million.

Debt Commitment Letter

On August 4, 2015, and in connection with the Merger Agreement, the Company entered into a debt commitment letter (the Debt Commitment Letter) with Citigroup Global Markets, Inc. (Citi). Pursuant to the Debt Commitment Letter, subject to the conditions set forth therein, Citi committed to provide the Company with either (a) a Term B Loan Facility of $965.0 million to be obtained pursuant to amendments to the Borrower’s existing credit agreement (the Backstopped Amendments), or (b) to the extent the Backstopped Amendments are not obtained, to refinance the existing senior secured credit facilities consisting of a Revolving Credit Facility of $650.0 million, a Term A Loan Facility of $588.8 million and a Term B Loan Facility of $965.0 million (together, the Facilities) and (2) senior unsecured increasing rate loans under a new senior unsecured bridge facility of $545.0 million (the Facilities, together with the unsecured increasing rate loans, the Debt Financing). The proceeds of the Debt Financing will be used to partially finance the aggregate Merger Consideration, repay or redeem the existing indebtedness of IPC, pay costs and expenses related to the Merger and finance the ongoing working capital and other general corporate purposes of the Company, after consummation of the Merger.

Citi and certain of its affiliates may have engaged in, and may in the future engage in, investment banking and other commercial dealings in the ordinary course of business with the Company. They have received, or may in the future receive, customary fees and commissions for these transactions.

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
Healthcare Reform
In 2010, the President of the United States and the U.S. Congress enacted significant reforms to the U.S. healthcare system. The Healthcare Reform Laws significantly affect the U.S. healthcare system by increasing access to health insurance benefits for the uninsured and underinsured populations, among other changes. On June 28, 2012, the U.S. Supreme Court, upheld the constitutionality of the requirement in the PPACA that individuals maintain health insurance or pay a penalty (the individual mandate) under Congress's taxing power. Additionally, the U.S. Supreme Court held in the same ruling that states were not obligated to expand their Medicaid programs as stipulated in the PPACA to eligible recipients based solely on income.  Consequently, each state retained the option whether to choose to expand their Medicaid roles. In addition, on June 25, 2015, the Supreme Court upheld the provision of tax credits and federal subsidies to individuals who purchase health insurance through a federally-facilitated exchange.
The Healthcare Reform Laws triggered numerous changes to the U.S. healthcare system, some of which have already gone into effect, including the individual mandate that went into effect on January 1, 2014, and some of which have been delayed until 2015 and beyond, including the requirement that employers provide health insurance to their employees or pay a per employee fine (the employer mandate). Additional challenges to the Healthcare Reform Laws could further impact the implementation of these laws. Additionally, recent changes in the controlling party in Congress could lead to revisions to the Healthcare Reform Laws in 2015 or subsequent years, affect how the law is implemented, or change the law’s impact on insurance coverage rates across the country.
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
Medicare and Medicaid Payments for Physician Services
The Centers for Medicaid and Medicare Services (CMS) reimburses for our services to Medicare beneficiaries based upon the rates in the Medicare Physician Fee Schedule (MPFS), which are updated each year based on the Sustainable Growth Rate (SGR) formula enacted under the Balanced Budget Act of 1997. Many private payors use the MPFS to determine their own reimbursement rates. The application of the SGR formula to the MPFS yielded negative updates every year beginning in 2002, although CMS was able to take administrative steps to avoid a reduction in 2003 and Congress took a series of legislative actions to prevent reductions each year from 2004 through March 31, 2015.

On April 14, 2015, Congress enacted legislation that permanently repeals the SGR formula, and provides for annual updates of 0.5% for a 5-year period (starting July 1, 2015 through the end of 2019). Starting in 2020, through the end of 2025, there will be no annual updates to the payment rates but physicians will have the opportunity to receive additional payment adjustments through the Merit-Based Incentive Payment System (MIPS), which is an incentive-based payment program that rewards quality performance related to four assessment categories: quality of care measures, resource use, meaningful use of electronic health records, and clinical practice improvement activities. Physicians will receive a positive or negative payment adjustment based on how their composite performance score for each of the four assessment categories compared to the performance threshold. Negative payment adjustments are capped at 4% in 2019, increasing up to 9% in 2022. Positive payment adjustments can reach up to a maximum of three times the annual cap for negative payment adjustments in a particular year. Additional incentive payments will be available for “exceptional performers”. Alternatively, physicians who receive a significant share of their revenue through participation in alternative payment models (APMs) that involve risk of financial losses and a quality measurement component will receive a 5% bonus each year from 2019 through 2024. These physicians are excluded from participation in the MIPS. In 2026 and subsequent years, annual updates will differ based on whether a physician is participating in an APM that meets certain criteria. Physicians participating in qualifying APMs will receive a 0.75% update, and all other physicians will receive a 0.25% update. APMs include models being tested by the Center for Medicare and Medicaid Innovation (other than health care innovation awards), the Medicare Shared Savings Program, under the Health Care Quality Demonstration Program, and other demonstrations required by Federal law. In addition to these changes to the Medicare physician payment system, the law also extends funding for the Children’s Health Insurance Program (CHIP). The CHIP program, which covers more than 8 million children and pregnant women in families that earn income above Medicaid eligibility levels, is currently authorized through 2019. Funding for the program has been extended for two years, through fiscal year 2017.
In November 2014, CMS released the 2015 MPFS Final Rule. Included in the final rule were changes in reimbursement that are overall budget neutral, but redistribute payments between different medical specialties. We estimate that the final rule will increase 2015 reimbursement rates to emergency medicine providers by approximately 1% and will not change reimbursement rates to anesthesia providers. These reimbursement rates do not take into account the additional 0.5% update that will go into effect on July 1, 2015. We estimate an increase of approximately $2.4 million in our 2015 ED fee for service revenue from the 2015 update.
In July 2015, CMS released the proposed rule to update the 2016 MPFS. This is the first proposed regulatory update to the MPFS since the SGR formula was repealed in April 2015. The proposed 2016 MPFS rule is not final and is subject to comment and revision; however, if implemented, we estimate that reimbursement rates for emergency medicine and anesthesia providers , recognizing the previously authorized additional 0.5% update to the conversion factor offset against a slightly reduced adjustment to the respective specialties' Practice Expense (PE) Relative Value Units (RVUs), will stay the same in 2016 as compared to 2015.
PPACA provided Medicare bonus payments to primary care physicians and general surgeons practicing in health professional shortage areas as well as increased Medicaid payments for primary care services furnished by certain physicians at the Medicare rates in 2013 and 2014. A limited number of the Company’s providers qualified for the increased Medicaid parity payments in certain states in 2013 and 2014. For the six months ended June 30, 2014 and June 30, 2015, we recognized $17.3 million and $1.9 million, respectively, of estimated net revenue from the Medicaid parity program. Congress failed to extend federal funding for the enhanced Medicaid payments, as the federal program known as the Medicaid Primary Care Rate Increase Program under Section 1202 of the PPACA expired on December 31, 2014. The Medicaid parity program revenue recognized in 2015 is related to changes in estimated revenue from 2014 services and the election by certain states to extend elements of the Medicaid parity program on a state funded basis for a limited period of time.
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
The Company has contracted with Remedy BPCI Partners, who is serving as a convening organization that brings together multiple health care providers to participate in BPCI. The Company will be participating in Phase II of the BPCI program beginning July 1, 2015. Initially, eleven of the Company’s provider groups (“TINs”) will participate in the BPCI program in several different geographic locations, but the Company has reserved the right to expand the number of TINs as appropriate. During the first year of participation in the BPCI program, the Company does not anticipate any material financial impact. The potential financial impact in subsequent years is dependent on the Company’s ability to meet the specific goals and objectives of the BPCI program.
Military and Government Healthcare Staffing
We are a provider of healthcare professionals serving patients eligible to receive care in government treatment facilities nationwide administered by the Department of Defense and beneficiaries of other government agencies in their respective clinical locations. Our revenues derived from military and government facility healthcare staffing totaled $60.0 million and $54.1 million for the six months ended June 30, 2014 and 2015, respectively. Of these revenues, $36.9 million and $31.7 million for the six months ended June 30, 2014 and 2015, respectively, are generated from contracts that are subject to a competitive bidding process which primarily takes place during the third quarter of each year. A portion of the contracts awarded during the third quarter of 2014 have or will expire during 2015 and were subject to a competitive rebidding and award process. We were successful in retaining existing business and winning new bids in the estimated annualized amount of $101.2 million following the completion of the bidding process as of October 1, 2014. This included $23.8 million awarded under one-year contracts. All contracts, including contracts with renewal options, can be terminated by the government at any time without notice. The outcome of any rebidding and award process is uncertain and we may not be awarded new contracts. Our contracts with renewal options may not be so renewed and the government may exercise its rights to terminate the contracts.
In addition, over the last several years the process of awarding military and government facility healthcare staffing contracts has developed a bias toward intentionally awarding certain contracts to qualified small and minority owned businesses. Although we participate in such small and minority owned business awards to the extent we can serve as a sub-contractor, our revenues from these arrangements are limited compared to a contract award we retain through the regular competitive bidding process. Approximately 27.3% and 27.3% of our military staffing revenue for each of the six months ended June 30, 2014 and 2015, respectively, was derived through sub-contracting agreements with small business prime contractors.
2014 and 2015 Acquisition Activity
In 2014 and continuing into 2015, the Company realized an increase in the number of acquisitions and the total expenditures in support of acquisitions when compared to prior years. During the year ended December 31, 2014, the Company acquired the operations of fifteen businesses for total net cash proceeds of $556.2 million. As of June 30, 2015, the Company paid a total of $84.8 million related to acquisitions including $82.4 million for the operations of five businesses acquired during the period. If appropriate acquisition opportunities continue to present themselves to the Company it will be able to sustain its current pace of acquisitions. However, given the inherent uncertainty in being presented appropriate acquisition opportunities, the Company might not continue acquisitions at the same pace.

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
There have been no material changes to these critical accounting policies or their application during the six months ended June 30, 2015.
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
A significant portion (approximately 87% of our net revenue before provision for uncollectibles for the six months ended June 30, 2015 and 85% for the year ended December 31, 2014) resulted from fee for service patient visits. Fee for service revenue represents revenue earned under contracts in which we bill and collect the professional component of charges for medical services rendered by our contracted and employed physicians. Under the fee for service arrangements, we bill patients for services provided and receive payment from patients or their third-party payors. Fee for service revenue is reported net of contractual allowances and policy discounts. All services provided are expected to result in cash flows and are therefore reflected as net revenue before provision for uncollectibles in the financial statements. Fee for service revenue is recognized in the period that the services are rendered to specific patients and reduced immediately for the estimated impact of contractual allowances in the case of those patients having third-party payor coverage. The recognition of net revenue before provision for uncollectibles (gross charges less contractual allowances) from such visits is dependent on such factors as proper completion of medical charts following a patient visit, the forwarding of such charts to one of our billing centers for medical coding and entering into our billing systems and the verification of each patient’s submission or representation at the time services are rendered as to the payor(s) responsible for payment of such services. Net revenue before provision for uncollectibles is recorded based on the information known at the time of entering such information into our billing systems as well as an estimate of the net revenue before provision for uncollectibles associated with medical charts for a given service period that have not yet been processed into our billing systems. The above factors and estimates are subject to change. For example, patient payor information may change following an initial attempt to bill for services due to a change in payor status. Such changes in payor status have an impact on recorded net revenue before provision for uncollectibles due to differing payors being subject to different contractual allowance amounts. Such changes in net revenue before provision for uncollectibles are recognized in the period that such changes in the payor become known. Similarly, the actual volume of medical charts not processed into our billing systems may be different from the amounts estimated. Such differences in net revenue before provision for uncollectibles are adjusted the following month based on actual chart volumes processed.
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
Net Revenue. Net revenue reflects management’s estimate of billed amounts to be ultimately collected. Management, in estimating the amounts to be collected resulting from approximately fourteen million annual fee for service patient visits and procedures, considers such factors as prior contract collection experience, current period changes in payor mix and patient acuity indicators, reimbursement rate trends in governmental and private sector insurance programs, resolution of overprovision account balances, the estimated impact of billing system effectiveness improvement initiatives, and trends in collections from self-pay patients and external collection agencies. In developing our estimate of collections per visit or procedure, we consider the amount of outstanding gross accounts receivable by period of service and by payor class, but do not use an accounts receivable aging schedule to establish estimated collection valuations. Individual estimates of net revenue by contractual location are monitored and refreshed each month as cash receipts are applied to existing accounts receivable and other current trends that have an impact upon the estimated collections per visit are observed. Such estimates are substantially formulaic in nature. In the ordinary course of business we experience changes in our initial estimates of net revenue during the year following commencement of services. Such provisions and any subsequent changes in estimates may result in adjustments to our operating results with a corresponding adjustment to our accounts receivable allowance for uncollectibles on our balance sheet. Differences between amounts ultimately realized and the initial estimates of net revenue have historically not been material.
The table below summarizes our approximate payor mix as a percentage of consolidated fee for service volume for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Payor:
Medicare	24.8%	25.4%	24.9%	25.5%
Medicaid	29.3	31.4	28.2	31.4
Commercial and managed care	26.6	26.6	26.6	26.5
Self-pay	17.4	15.3	18.4	15.2
Other	1.9	1.3	1.9	1.4
Total	100.0%	100.0%	100.0%	100.0%

Estimated net revenue derived from commercial and managed care plans was approximately 40% in the six months ended June 30, 2015 and 38% in 2014. Estimated net revenue derived from the Medicare program was approximately 19% of total net revenue in the six months ended June 30, 2015 and 17% in 2014. Estimated net revenue derived from the Medicaid program was approximately 11% of total net revenue in the six months ended June 30, 2015 and 2014. In addition, net revenue derived from within the Military Health System (MHS), which is the U.S. military’s dependent healthcare program, and other government agencies was approximately 3% in the six months ended June 30, 2015 and 5% in 2014.
Accounts Receivable. As described above and below, we determine the estimated value of our accounts receivable based on estimated cash collection run rates of estimated future collections by contract for patient visits under our fee for service revenue. Accordingly, we are unable to report the payor mix composition on a dollar basis of its outstanding net accounts receivable. However, a 1% change in the estimated carrying value of our net fee for service patient accounts receivable before consideration of the allowance for uncollectible accounts at June 30, 2015 could have an after tax effect of approximately $5.9 million on our financial position and results of operations. Our days revenue outstanding at December 31, 2014 and June 30, 2015 were 59.0 days and 63.0 days, respectively. The number of days outstanding will fluctuate over time due to a number of factors including the timing of cash collections and valuation adjustments recorded during the period and increases in average revenue per day that are primarily attributed to an increase in gross charges and patient volumes and increased pricing with managed care plans. During the first six months of 2015 we have experienced an increased level of net accounts receivable funding associated with the increase in revenue from new and acquired contracts. Our allowance for doubtful accounts totaled $475.4 million as of June 30, 2015.

Approximately 98% of our allowance for doubtful accounts is related to gross fees for fee for service patient visits. Our principal exposure for uncollectible fee for service visits is centered in self-pay patients and in co-payments and deductibles from patients with insurance. While we do not specifically allocate the allowance for doubtful accounts to individual accounts or specific payor classifications, the portion of the allowance associated with fee for service charges as of June 30, 2015 was equal to approximately 93% of outstanding self-pay fee for service patient accounts.
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
Methodology for Computing Allowance for Doubtful Accounts. We employ several methodologies for determining our allowance for doubtful accounts depending on the nature of the net revenue before provision for uncollectibles recognized. We initially determine gross revenue for our fee for service patient visits based upon established fee schedule prices. Such gross revenue is reduced for estimated contractual allowances for those patient visits covered by contractual insurance arrangements to result in net revenue before provision for uncollectibles. Net revenue before provision for uncollectibles is then reduced for our estimate of uncollectible amounts. Fee for service net revenue represents our estimated cash to be collected from such patient visits and is net of our estimate of account balances estimated to be uncollectible. The provision for uncollectible fee for service patient visits is based on historical experience resulting from approximately fourteen million annual fee for service patient visits. The significant volume of patient visits and the terms of thousands of commercial and managed care contracts and the various reimbursement policies relating to governmental healthcare programs do not make it feasible to evaluate fee for service accounts receivable on a specific account basis. Fee for service accounts receivable collection estimates are reviewed on a quarterly basis for each of our fee for service contracts by period of accounts receivable origination. Such reviews include the use of historical cash collection percentages by contract adjusted for the lapse of time since the date of the patient visit. In addition, when actual collection percentages differ from expected results, on a contract by contract basis, supplemental detailed reviews of the outstanding accounts receivable balances may be performed by our billing operations to determine whether there are facts and circumstances existing that may cause a different conclusion as to the estimate of the collectibility of that contract’s accounts receivable from the estimate resulting from using the historical collection experience. Contract-related net revenue is billed based on the terms of the contract at amounts expected to be collected. Such billings are typically submitted on a monthly basis and aged trial balances prepared. Allowances for estimated uncollectible amounts related to such contract billings are made based upon specific accounts and invoice periodic reviews once it is concluded that such amounts are not likely to be collected. The methodologies employed to compute allowances for doubtful accounts were unchanged between 2014 and 2015.

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
The underlying information that serves as the foundational basis for making our actuarial estimates of professional liability losses is our internal database of incurred professional liability losses. We have captured extensive professional liability loss data going back, in some cases, over twenty years, that is maintained and updated on an ongoing basis by our internal claims management personnel. Our database contains comprehensive incurred loss information for our existing operations as far back as fiscal year 1997 (reflecting the initial timeframe in which we migrated to a consolidated professional liability program concurrent with the consummation of several significant acquisitions), and, in addition, we possess additional loss data that predates 1997 dates of occurrence for certain of our operations. Loss information reflects both paid and reserved losses incurred when we were covered by outside commercial insurance programs as well as paid and reserved losses incurred under our self-insurance program. Because of the comprehensive nature of the loss data and our comfort with the completeness and reliability of the loss data, this is the information that is used in the development of our actuarial loss estimates. We believe this database is one of the largest repositories of physician professional liability loss information available in our industry and provides us and our actuarial consultants with sufficient data to develop reasonable estimates of the ultimate losses under our self-insurance program. In addition to the estimated losses, as part of the actuarial process, we obtain revised payment pattern assumptions that are based upon our historical loss and related claims payment experience. Such payment patterns reflect estimated cash outflows for aggregate incurred losses by period based upon the occurrence date of the loss as well as the report date of the loss. Although variances have been observed in the actuarial estimate of ultimate losses by occurrence period between actuarial studies, the estimated payment patterns have shown much more limited variability. We use these payment patterns to develop our estimate of the discounted reserve amounts. The relative consistency of the payment pattern estimates provides us with a foundation in which to develop a reasonable estimate of the discount value of the professional liability reserves based upon the most current estimate of ultimate losses to be paid and the reasonable likelihood of the related cash flows over the payment period. Our estimated loss reserves were discounted at 1.1% as of December 31, 2014 and 1.4% as of June 30, 2015, which was the current weighted average Treasury rate, over a 10 year period at December 31, 2014 and June 30, 2015, which reflects the risk free interest rate over the expected period of claims payments.
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
Our most recent actuarial valuation was completed in April 2015. Based on the results of the semi-annual actuarial study completed during April 2015, management determined no additional change was necessary in our consolidated reserves for professional liability losses related to prior year loss estimates.
The following reflects the current reserves for professional liability costs as of June 30, 2015 (in millions) as well as the sensitivity of the reserve estimates at a 65%, 75% and 90% confidence level:

As reported	$209.0
At 65% confidence level	$211.9
At 75% confidence level	$218.3
At 90% confidence level	$233.8
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Net revenue	100.0%	100.0%	100.0%	100.0%
Professional service expenses	75.6	78.3	76.8	78.6
Professional liability costs	3.5	3.1	3.3	3.1
General and administrative expenses	10.7	9.0	10.2	8.9
Other (income) expenses, net	(0.2)	0.1	(0.3)	(0.1)
Depreciation	0.7	0.6	0.7	0.6
Amortization	1.6	2.4	1.7	2.4
Interest expense, net	0.5	0.5	0.5	0.5
Transaction costs	0.2	0.3	0.2	0.2
Earnings before income taxes	7.4	5.7	6.8	5.8
Provision for income taxes	2.9	2.4	2.7	2.5
Net earnings	4.5%	3.3%	4.1%	3.3%
Net earnings (loss) attributable to noncontrolling interests	—%	—%	—%	—%
Net earnings attributable to Team Health Holdings, Inc.	4.5%	3.3%	4.1%	3.3%

Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014
Net Revenue Before Provision for Uncollectibles. Net revenue before provision for uncollectibles in the three months ended June 30, 2015 increased $300.4 million, or 25.7%, to $1.47 billion from $1.17 billion in the three months ended June 30, 2014. The increase in net revenue before provision for uncollectibles resulted primarily from increases in fee for service revenue of $280.0 million and contract revenue of $21.3 million, partially offset by a decrease in other revenue of $0.9 million. In the three months ended June 30, 2015, fee for service revenue was 86.8% of net revenue before provision for uncollectibles compared to 85.1% in the same period of 2014, contract revenue was 12.5% of net revenue before provision before uncollectibles compared to 13.9% in the same period of 2014 and other revenue was 0.7% and 0.9% in 2015 and 2014, respectively. The increase in fee for service revenue before provision for uncollectibles was primarily a result of a 35.2% increase in total fee for service visits between periods.
Provision for Uncollectibles. The provision for uncollectibles increased $97.5 million, or 19.8%, to $589.0 million in the three months ended June 30, 2015 from $491.5 million in the corresponding quarter in 2014. The provision for uncollectibles as a percentage of net revenue before provision for uncollectibles declined to 40.2% in the three months ended June 30, 2015 compared with 42.1% in the corresponding quarter of 2014. The provision for uncollectibles is primarily related to revenue generated under fee for service contracts that is not expected to be fully collected. The quarter over quarter increase in the provision for uncollectibles was due primarily to annual increases in gross fee schedules and increases in patient volumes and procedures. Changes in payor mix, particularly the level of self-pay fee for service visits, also have an impact on the provision for uncollectibles. For the three months ended June 30, 2015, self-pay fee for service visits were approximately 15.3% of the total fee for service visits compared to approximately 17.4% in the same quarter of 2014, which constrained the growth in the provision for uncollectibles between quarters.

Net Revenue. Net revenue in the three months ended June 30, 2015 increased $202.9 million, or 30.1%, to $878.0 million from $675.1 million in the three months ended June 30, 2014. Acquisitions contributed 20.5%, net sales growth contributed 5.1%, and same contract revenue contributed 4.4% of the increase in quarter over quarter growth in net revenue. Within the acquisitions category, new hospital contracting opportunities that were initially developed by our sales and marketing process contributed 5.7% of overall net revenue growth between quarters.
Total same contract revenue, which consists of contracts under management in both quarters, increased $29.6 million, or 4.7%, to $661.9 million in the three months ended June 30, 2015 compared to $632.3 million in the three months ended June 30, 2014. Fee for service volume increased 6.1%, which contributed 4.4% of same contract revenue growth between quarters. Same contract estimated collections on fee for service visits provided a 0.2% increase in same contract revenue growth. The increase in estimated collections per visit was constrained by a reduction in Medicaid parity revenue in the three months ended June 30, 2015. Contract and other revenue contributed 0.1% to same contract revenue growth. Acquisitions contributed $138.7 million of growth in net revenue and net new contract revenue increased $34.6 million between quarters. The benefit from Medicaid parity revenue recognized in the second quarter of 2015 was $0.4 million. The second quarter of 2014 reflects Medicaid parity revenue of $8.5 million, of which $8.0 million is same contract. The decline in total parity revenue between periods of $8.1 million constrained consolidated revenue growth by 1.2% while the decline in same contract Medicaid parity revenue constrained same contract revenue growth by 1.3% between quarters. Medicaid parity revenue was originally only legislated to cover two years, 2013 and 2014. The Medicaid parity revenue in 2015 is related to changes in estimated revenue from 2014 services and the election by certain states to extend elements of the Medicaid parity program on a state funded basis for a limited period of time.
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
The components of net revenue include revenue from contracts that have been in effect for prior periods (same contracts) and from net, new and acquired contracts during the periods, as set forth in the table below:

	Three Months Ended June 30,
	2014	2015
	(in thousands)
Same contracts:
Fee for service revenue	$480,270	$509,567
Contract and other revenue	152,037	152,334
Total same contracts	632,307	661,901
New contracts, net of terminations:
Fee for service revenue	16,767	52,048
Contract and other revenue	18,551	17,882
Total new contracts, net of terminations	35,318	69,930
Acquired contracts:
Fee for service revenue	7,132	124,169
Contract and other revenue	313	21,955
Total acquired contracts	7,445	146,124
Consolidated:
Fee for service revenue	504,169	685,784
Contract and other revenue	170,901	192,171
Total net revenue	$675,070	$877,955

The following table reflects the visits and procedures included within fee for service revenues described in the table above:

	Three Months Ended June 30,
	2014	2015
	(in thousands)
Fee for service visits and procedures:
Same contracts	2,793	2,962
New and acquired contracts, net of terminations	163	1,034
Total fee for service visits and procedures	2,956	3,996
Professional Service Expenses. Professional service expenses, which include physician and provider costs, billing and collection expenses, and other professional expenses, totaled $687.5 million in the three months ended June 30, 2015 compared to $510.1 million in the three months ended June 30, 2014, an increase of $177.5 million, or 34.8%. This increase between quarters is primarily related to our acquisitions and new contracts and a 6.3% increase in same contract professional service expenses primarily associated with increases in provider compensation. Professional service expenses as a percentage of net revenue increased to 78.3% in the three months ended June 30, 2015 from 75.6% in the three months ended June 30, 2014.
Professional Liability Costs. Professional liability costs were $27.3 million in the three months ended June 30, 2015 compared to $23.6 million in the three months ended June 30, 2014, an increase of $3.7 million or 15.5%. The increase was primarily attributed to an increase in provider hours including increases from acquisitions and new contracts and an increase in allocation rates between periods. Professional liability costs as a percentage of net revenue were 3.1% in the second quarter of 2015 and 3.5% in 2014.
General and Administrative Expenses. General and administrative expenses increased $6.6 million, or 9.1%, to $78.6 million for the three months ended June 30, 2015 from $72.0 million in the three months ended June 30, 2014. General and administrative expenses included contingent purchase compensation expense of $7.9 million for the three months ended June 30, 2015 compared to $9.3 million of expense for the three months ended June 30, 2014. Excluding the contingent purchase compensation expense, general and administrative expense increased $8.0 million or 12.7%, to $70.7 million for the three months ended June 30, 2015 from $62.8 million in the three months ended June 30, 2014. The increase in general and administrative expenses was due primarily to the impact of acquisitions between periods. Total general and administrative expenses as a percentage of net revenue were 9.0% in the second quarter of 2015 and 10.7% in the same quarter in 2014. Excluding contingent purchase compensation expense, general and administrative expenses as a percentage of net revenue were 8.1% in the second quarter of 2015 compared to 9.3% in the second quarter of 2014.
Other (Income) Expenses, Net. In the three months ended June 30, 2015, we recognized other expense of $1.0 million compared to income of $1.6 million in the same quarter in 2014. The expense recognized in 2015 is primarily related to the sale of certain assets related to our outsourced medical coding practice and the change in the fair value of assets related to our non-qualified deferred compensation plan. The income recognized in 2014 is primarily related to the change in the fair value of assets related to our non-qualified deferred compensation plan.
Depreciation. Depreciation expense was $5.6 million in the three months ended June 30, 2015 compared to $4.9 million for the three months ended June 30, 2014. The increase of $0.6 million was primarily due to capital expenditures in 2015 and 2014.
Amortization. Amortization expense was $21.2 million in the three months ended June 30, 2015 compared to $11.1 million for the three months ended June 30, 2014. The increase of $10.1 million was primarily a result of an increase in other intangibles recognized in connection with our acquisitions in 2015 and 2014.
Net Interest Expense. Net interest expense increased $1.1 million to $4.6 million in the three months ended June 30, 2015 compared to $3.4 million in the corresponding quarter in 2014 primarily due to an increase in revolver borrowings due to the funding of our acquisitions partially offset by a reduction of interest from the repayment of the Term B Loan Facility in 2014.
Transaction Costs. Transaction costs were $2.2 million for the three months ended June 30, 2015 and $1.6 million for the three months ended June 30, 2014. These costs relate to advisory, legal, accounting and other fees incurred related to acquisition activity during the respective quarters.

Earnings before Income Taxes. Earnings before income taxes in the three months ended June 30, 2015 were $50.1 million compared to $49.9 million in the three months ended June 30, 2014.
Provision for Income Taxes. The provision for income taxes was $21.2 million in the three months ended June 30, 2015 compared to $19.6 million in the three months ended June 30, 2014.
Net Earnings. Net earnings were $28.9 million in the three months ended June 30, 2015 compared to $30.3 million in the three months ended June 30, 2014.
Net Earnings (Loss) Attributable to Noncontrolling Interests. Earnings (loss) attributable to noncontrolling interests were a loss of $0.1 for the three months ended June 30, 2015 compared to earnings of $0.1 million for the three months ended June 30, 2014.
Net Earnings Attributable to Team Health Holdings, Inc. Net earnings attributable to Team Health Holdings, Inc. were $28.9 million and $30.2 million for the three months ended June 30, 2015 and June 30, 2014, respectively.

Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014
Net Revenue Before Provision for Uncollectibles. Net revenue before provision for uncollectibles in the six months ended June 30, 2015 increased $594.5 million, or 26.2%, to $2.87 billion from $2.27 billion in the six months ended June 30, 2014. The increase in net revenue before provision for uncollectibles resulted primarily from increases in fee for service revenue of $557.3 million, and contract revenue of $39.3 million, partially offset by a decrease in other revenue of $2.2 million. In the six months ended June 30, 2015, fee for service revenue was 86.5% of net revenue before provision for uncollectibles compared to 84.6% in the same period of 2014, contract revenue was 12.8% of net revenue before provision before uncollectibles compared to 14.4% in the same period of 2014 and other revenue was 0.7% in 2015 and 0.9% in 2014. The increase in fee for service revenue before provision for uncollectibles was primarily a result of a 35.9% increase in total fee for service visits and procedures partially offset by a decrease in the rate per visit and procedure attributable to an increase in contractual adjustments related to changes in payor mix. The increase in contract revenue was due primarily to the impact of new and acquired contracts.
Provision for Uncollectibles. The provision for uncollectibles increased $192.8 million or 20.2%, to $1.15 billion in the six months ended June 30, 2015 from $954.1 million in the corresponding period in 2014. The provision for uncollectibles as a percentage of net revenue before provision for uncollectibles declined to 40.0% in the six months ended June 30, 2015 compared with 42.0% in the corresponding period of 2014. The provision for uncollectibles is primarily related to revenue generated under fee for service contracts that is not expected to be fully collected. The period-over-period increase in the provision for uncollectibles was due primarily to annual increases in gross fee schedules and increases in patient volumes and procedures. Changes in payor mix, particularly the level of self-pay fee for service visits, also have an impact on the provision for uncollectibles. For the six months ended June 30, 2015, self-pay fee for service visits were approximately 15.2% of the total fee for service visits compared to approximately 18.4% in the same period of 2014, which constrained the growth in the provision for uncollectibles between periods.

Net Revenue. Net revenue in the six months ended June 30, 2015 increased $401.7 million or 30.5%, to $1.72 billion from $1.32 billion in the six months ended June 30, 2014. Acquisitions contributed 20.3%, same contract revenue contributed 5.6%, and net sales growth contributed 4.6% of the increase in period-over-period growth in net revenue. Within the acquisitions category, new hospital contracting opportunities that were initially developed by our sales and marketing process contributed 5.5% of overall net revenue growth between periods.
Total same contract revenue, which consists of contracts under management in both periods, increased $73.6 million, or 6.1%, to $1.29 billion in the six months ended June 30, 2015 compared to $1.22 billion in the six months ended June 30, 2014. Fee for service volume increases of 7.6% increased same contract revenue growth by 5.5%, while increases in same contract estimated collections on fee for service visits of 0.5% provided a 0.6% increase in same contract revenue growth between periods. The increase in the estimated collections per visit was primarily attributable to increased managed care and Medicare reimbursement rates, and favorable changes in payor mix. Contract and other revenue did not affect same contract revenue growth. Acquisitions contributed $267.9 million of growth in net revenue and net new contract revenue increased $60.3 million between periods. The 2015 year to date benefit for Medicaid parity revenue recognized is $1.9 million, of which $0.7 million is same contract revenue. $17.3 million of Medicaid parity revenue was recognized in the six months ended June 30, 2014, $16.4 million of which was same contract. Declines in Medicaid parity constrained consolidated revenue growth by 1.2% and same contract revenue growth 1.3% by between periods.

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
The components of net revenue include revenue from contracts that have been in effect for prior periods (same contracts) and from net, new and acquired contracts during the periods, as set forth in the table below:

	Six Months Ended June 30,
	2014	2015
	(in thousands)
Same contracts:
Fee for service revenue	$915,211	$988,934
Contract and other revenue	300,381	300,216
Total same contracts	1,215,592	1,289,150
New contracts, net of terminations:
Fee for service revenue	44,235	108,919
Contract and other revenue	43,987	39,600
Total new contracts, net of terminations	88,222	148,519
Acquired contracts:
Fee for service revenue	12,070	238,129
Contract and other revenue	836	42,641
Total acquired contracts	12,906	280,770
Consolidated:
Fee for service revenue	971,516	1,335,982
Contract and other revenue	345,204	382,457
Total net revenue	$1,316,720	$1,718,439
The following table reflects the visits and procedures included within fee for service revenues described in the table above:

	Six Months Ended June 30,
	2014	2015
	(in thousands)
Fee for service visits and procedures:
Same contracts	5,376	5,782
New and acquired contracts, net of terminations	377	2,039
Total fee for service visits and procedures	5,753	7,821
Professional Service Expenses. Professional service expenses, which include physician and provider costs, billing and collection expenses, and other professional expenses, totaled $1.35 billion in the six months ended June 30, 2015 compared to $1.01 billion in the six months ended June 30, 2014, an increase of $339.7 million, or 33.6%. This increase between periods is primarily related to our acquisitions and net new contract growth and a 6.8% increase in same contract professional service expenses primarily associated with increases in provider compensation. Professional service expenses as a percentage of net revenue increased to 78.6% in the six months ended June 30, 2015 from 76.8% in the six months ended June 30, 2014.
Professional Liability Costs. Professional liability costs were $53.9 million in the six months ended June 30, 2015 compared to $43.9 million in the six months ended June 30, 2014, a increase of $10.0 million or 22.7%. The increase was primarily attributed to an increase in provider hours including increases from acquisitions and an increase in allocation rates between periods. Professional liability costs as a percentage of net revenue were 3.1% in the six months ended June 30, 2015 and 3.3% in the six months ended June 30, 2014.
General and Administrative Expenses. General and administrative expenses increased $17.9 million or 13.4% to $152.1 million for the six months ended June 30, 2015 from $134.2 million in the six months ended June 30, 2014. General and administrative expenses included contingent purchase compensation expense of $15.8 million for the six months ended June 30, 2015 compared to $19.4 million of expense for the six months ended June 30, 2014. Excluding the contingent purchase compensation expense, general and administrative expense increased $21.6 million or 18.8%, to $136.4 million for the six months ended June 30, 2015 from $114.8 million in the six months ended June 30, 2014. The increase in general and administrative expenses was due primarily to acquisitions and growth in salaries and new positions, and increases in legal and professional fees between periods on a same contract basis. Total general and administrative expenses as a percentage of net revenue were 8.9% in the six months ended June 30, 2015 and 10.2% in the six months ended June 30, 2014. Excluding contingent purchase compensation expense, general and administrative expenses as a percentage of net revenue were 7.9% in the six months ended June 30, 2015 compared to 8.7% in the six months ended June 30, 2014.
Other Income. In the six months ended June 30, 2015, we recognized other income of $2.3 million compared to $3.8 million in the same period in 2014. The income recognized in 2015 is primarily related to the sale of our equity investment in a hospital-based telemedicine consultation provider and certain assets that were held for sale, partially offset by a loss on sale of assets related to our outsourced medical coding practice. In 2014 the income recognized includes a $2.3 million net gain on the sale and disposal of assets, including the sale of assets associated with our clinic operations and income related to the change in the fair value of assets related to our non-qualified deferred compensation plan.
Depreciation. Depreciation expense was $11.1 million in the six months ended June 30, 2015 compared to $9.5 million for the six months ended June 30, 2014. The increase of $1.6 million was primarily due to capital expenditures in 2015 and 2014.
Amortization. Amortization expense was $41.5 million in the six months ended June 30, 2015 compared to $22.2 million for the six months ended June 30, 2014. The increase of $19.2 million was primarily a result of an increase in other intangibles recognized in connection with our acquisitions in 2015 and 2014.
Net Interest Expense. Net interest expense increased $1.7 million to $8.6 million in the six months ended June 30, 2015, compared to $6.8 million in the corresponding period in 2014, primarily due to increased revolver borrowings between periods partially offset by a reduction of interest from the repayment of the Term B Loan facility in 2014.
Transaction Costs. Transaction costs were $3.3 million for the six months ended June 30, 2015 and $2.6 million for the six months ended June 30, 2014. These costs relate to advisory, legal, accounting and other fees incurred related to acquisition activity during the respective periods.
Earnings before Income Taxes. Earnings before income taxes in the six months ended June 30, 2015 were $99.3 million compared to $89.8 million in the six months ended June 30, 2014.
Provision for Income Taxes. The provision for income taxes was $42.3 million in the six months ended June 30, 2015 compared to $35.6 million in the six months ended June 30, 2014.
Net Earnings. Net earnings were $56.9 million in the six months ended June 30, 2015 compared to $54.2 million in the six months ended June 30, 2014.
Net (Loss) Earnings Attributable to Noncontrolling Interests. Earnings (loss) attributable to noncontrolling interests were a loss of $0.1 million for the six months ended June 30, 2015 and earnings of $0.1 million in the six months ended June 30, 2014.
Net Earnings Attributable to Team Health Holdings, Inc. Net earnings attributable to Team Health Holdings, Inc. were $57.0 million and $54.0 million for the six months ended June 30, 2015 and June 30, 2014, respectively.

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
Cash flow provided by operations for the six months ended June 30, 2015 was $18.2 million compared to $74.6 million in the same period in 2014. Included in operating cash flow were contingent purchase price payments of $8.9 million in the six months ended June 30, 2015 and $1.2 million in the same period in 2014. Excluding the impact of the contingent purchase payments, the operating cash flows in 2015 were $27.1 million compared to $75.9 million in 2014. Operating cash flow in the first half of 2015 reflects an increased level of accounts receivable funding associated with growth in the number of new and acquired contracts when compared to the prior year. Cash used in investing activities in the six months ended June 30, 2015 was $89.1 million compared to $21.9 million in the same period of 2014. The $67.1 million increase in cash used in investing activities was principally due to an increase in cash used for acquisitions between periods. Cash provided by financing activities in the six months ended June 30, 2015 was $102.1 million compared to cash provided of $8.4 million in the six months ended June 30, 2014. The change in financing activities between periods was primarily related to increased net revolver drawings, and proceeds from stock option exercises and the related tax benefit.
We spent $17.4 million in the first six months of 2015 and $12.0 million in the first six months of 2014 on capital expenditures. These expenditures were primarily for billing and information technology investments and related development projects along with projects in support of operational initiatives.
As of June 30, 2015, we had cash and cash equivalents of approximately $51.3 million and total outstanding debt of $868.3 million. There were no known liquidity restrictions or impairments on our cash and cash equivalents as of June 30, 2015. The outstanding debt as of June 30, 2015 includes borrowings under our revolving credit facility in the amount of $279.5 million incurred to fund our recently completed acquisitions. As of June 30, 2015, we had $370.5 million of available borrowings under our revolving credit facilities (without giving effect to $6.4 million of undrawn letters of credit). See Note 8 of the accompanying consolidated financial statements for a discussion of our indebtedness.
The senior credit facility agreement contains both affirmative and negative covenants, including limitations on our ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire our capital stock, acquire the capital stock or assets of another business and pay dividends, and requires us to comply with a maximum first lien net leverage ratio, tested quarterly. At June 30, 2015, we were in compliance with all covenants under the senior credit facility agreement. The senior credit facility is secured by substantially all of our U.S. subsidiaries’ assets.
Subject to any contractual restrictions, the Company and its subsidiaries, affiliates or significant shareholders may, from time to time, in their sole discretion, purchase, repay, redeem or retire any of the Company’s outstanding equity securities in privately negotiated or open market transactions, by tender offer or otherwise.

We have historically been an acquirer of other physician staffing businesses and related interests. For the six months ended June 30, 2015, total net cash used in acquisitions, including contingent payments, was $93.7 million. As of June 30, 2015, we estimate future contingent payment obligations to be approximately $70.4 million for acquisitions made prior to June 30, 2015, which we expect to fund over a period of three years. $32.0 million was recorded as a liability on our balance sheet as of June 30, 2015, while the remaining estimated liability of $38.4 million will be recorded as contingent purchase and other acquisition compensation expense over the remaining performance period. See Note 3 of the accompanying consolidated financial statements for a discussion of our acquisitions and related contingent obligations.
We are currently in discussions with certain physician staffing businesses regarding potential acquisition opportunities. If we consummate any of these potential acquisitions, we would expect to fund such acquisitions using our existing cash, through borrowings under our revolving credit facility, or through the issuance of additional debt or equity.
Effective March 12, 2003, we began providing for professional liability risks in part through captive insurance companies. Prior to such date, we insured such risks principally through the commercial insurance market. The change in the professional liability insurance program initially resulted in increased cash flow due to the retention of cash formerly paid out in the form of insurance premiums to a commercial insurance company coupled with a long period (typically 2-4 years or longer on average) before cash payout of such losses occurs. A portion of such cash retained is retained within our captive insurance companies and therefore is not immediately available for general corporate purposes. Investments held by the Company and our captive insurance subsidiaries are carried at fair market value. As of June 30, 2015, these investments totaled approximately $103.2 million, including a $1.6 million net unrealized gain. See Note 5 of the accompanying consolidated financial statements for a discussion of the investments held by the Company and our captive insurance subsidiaries.
Effective June 1, 2014, we renewed our fronting carrier program with a commercial insurance carrier through May 31, 2016. In June 2015, we paid cash premiums of approximately $15.8 million to the commercial insurance carrier. For the six months ended June 30, 2015, we funded approximately $16.7 million of premiums to our captive insurance subsidiaries.

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

The following table sets forth a reconciliation of net earnings attributable to Team Health Holdings, Inc. to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
	(in thousands)
Net earnings attributable to Team Health Holdings, Inc.	$30,203	$28,935	$54,048	$56,989
Interest expense, net	3,429	4,571	6,837	8,560
Provision for income taxes	19,630	21,186	35,647	42,341
Depreciation	4,918	5,560	9,489	11,134
Amortization	11,086	21,175	22,212	41,452
Other (income) expenses, net(a)	(1,590)	961	(3,750)	(2,321)
Contingent purchase and other acquisition compensation expense(b)	9,254	7,856	19,398	15,760
Transaction costs(c)	1,609	2,215	2,627	3,301
Equity based compensation expense(d)	6,374	5,670	9,348	9,213
Insurance subsidiaries interest income	498	519	998	1,023
Severance and other charges	833	729	1,181	1,247
Adjusted EBITDA	$86,244	$99,377	$158,035	$188,699

(a)	Reflects gain or loss on sale of assets, realized gains on investments, and changes in fair value of investments associated with the Company’s non-qualified retirement plan.

(b)	Reflects expense recognized for historical and estimated future contingent payments and other compensation expense associated with acquisitions.

(c)	Reflects expenses associated with accounting, legal, due diligence and other transaction fees related to acquisition activity.

(d)	Reflects costs related to equity awards granted under the Team Health Holdings, Inc. 2009 Amended and Restated Stock Incentive Plan and the 2010 Nonqualified Stock Purchase Plan.
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
At June 30, 2015, the fair value of the Company’s total debt was approximately $848.5 million, which had a carrying value of $868.3 million, all of which was variable debt. If the market interest rates for the Company’s variable rate borrowings had averaged 1% more subsequent to December 31, 2014, the Company’s interest expense would have increased, and earnings before income taxes would have decreased, by approximately $4.1 million for the six months ended June 30, 2015. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management could take actions in an attempt to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company’s financial structure.

Item 4.	Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired objectives. As of June 30, 2015, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting: There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
For discussion of various legal proceedings we are involved in from time to time, see Part I, Item 3 of our annual report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission on February 10, 2015.

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
As of the date of this report, David P. Jones, our Executive Vice President and Chief Financial Officer, was the only executive officer that had entered into a Rule 10b5-1 trading plan that remains in effect.
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

10.1
Transition Services Agreement dated May 29, 2015, between Team Health Holdings, Inc. and Heidi S. Allen (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed on June 10, 2015: File No. 001-34583)*

31.1	Certification by Michael D. Snow for Team Health Holdings, Inc. dated August 4, 2015 as required by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification by David P. Jones for Team Health Holdings, Inc. dated August 4, 2015 as required by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Certification by Michael D. Snow for Team Health Holdings, Inc. dated August 4, 2015 as required by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.2	Certification by David P. Jones for Team Health Holdings, Inc. dated August 4, 2015 as required by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2015 and December 31, 2014, (ii) Consolidated Statement of Comprehensive Earnings for the three and six months ended June 30, 2015 and 2014, (iii) Consolidated Statement of Cash Flows for the six months ended June 30, 2015 and 2014, and (iv) Notes to Consolidated Financial Statements.

* Management contracts or compensatory plans or arrangements

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEAM HEALTH HOLDINGS, INC.

August 4, 2015	/S/ MICHAEL D. SNOW
Michael D. Snow President and Chief Executive Officer

August 4, 2015	/S/ DAVID P. JONES
David P. Jones Executive Vice President and Chief Financial Officer