Form 10-Q
period 2015-09-30
TEAM HEALTH HOLDINGS INC.
filed 2015-11-03
CIK 1082754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 30, 2015, there were outstanding 72,583,573 shares of common stock of Team Health Holdings, Inc., with a par value of $0.01.

FORWARD LOOKING STATEMENTS
Statements made in this Form 10-Q that are not historical facts and that reflect the current view of Team Health Holdings, Inc. (the Company) about future events and financial performance are hereby identified as “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Some of these statements can be identified by terms and phrases such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “could,” “should,” “may,” “plan,” “project,” “predict” and similar expressions. The Company cautions readers of this Form 10-Q that such “forward looking statements,” including without limitation, those relating to the Company’s future business prospects, the pending IPC Healthcare, Inc. acquisition, revenue, working capital, professional liability expense, liquidity, capital needs, interest costs and income, wherever they occur in this Form 10-Q or in other statements attributable to the Company, are necessarily estimates reflecting the judgment of the Company’s senior management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the “forward looking statements.” Factors that could cause our actual results to differ materially from those expressed or implied in such forward-looking statements include, but are not limited to:

•	the current U.S. and global economic conditions;

•	the current U.S. and state healthcare reform legislative initiatives;

•	the effect and interpretation of current or future government regulation of the healthcare industry, and our ability to comply with these regulations;

•	our exposure to billing investigations and audits by private payors and federal and state authorities, as well as auditing contractors for governmental programs;

•	our exposure to professional liability lawsuits;

•	the adequacy of our insurance reserves;

•	our reliance on reimbursements by third-party payors, as well as payments by individuals;

•	change in rates or methods of government payments for our services;

•	the general level of emergency department patient volumes at our clients’ facilities;

•	our exposure to the financial risks associated with fee for service contracts;

•	our ability to timely or accurately bill for services;

•	our ability to timely enroll healthcare professionals in the Medicare program;

•	a reclassification of independent contractor physicians by tax authorities;

•	the concentration of a significant number of our programs in certain states, particularly Florida and Tennessee;

•	any loss of or failure to renew contracts within the Military Health System Program, which are subject to a competitive bidding process;

•	our exposure to litigation;

•	fluctuations in our quarterly operating results, which could affect our ability to raise new capital for our business;

•	effect on our revenues if we experience a net loss of contracts;

•	our ability to accurately assess the costs we will incur under new contracts;

•	our ability to find suitable acquisition candidates or successfully integrate completed acquisitions, including our pending acquisition of IPC Healthcare, Inc.;

•	our ability to implement our business strategy and manage our growth effectively;

•	our future capital needs and ability to raise capital when needed;

•	our ability to successfully recruit and retain qualified healthcare professionals;

•	enforceability of our non-competition and non-solicitation contractual arrangements with some affiliated physicians and professional corporations;

•	the high level of competition in our industry;

•	our dependence on numerous complex information systems and our ability to maintain these systems or implement new systems or any disruptions in our information systems;

•	our ability to protect our proprietary technology and services;

•	our loss of key personnel and/or ability to attract and retain highly qualified personnel;

•	our ability to comply with privacy regulations regarding the use and disclosure of patient information;

•	our ability to comply with federal or state anti-kickback laws;

•	our ability to comply with federal and state physician self-referral laws and regulations or issuance of additional legislative restrictions;

•	changes in existing laws or regulations, adverse judicial or administrative interpretations of these laws and regulations or enactment of new legislation;

•	changes in accounting standards, rules and interpretations or inaccurate estimates or assumptions in the application of accounting policies and the impact on our financial statements;

•	our exposure to a loss of contracts with our physicians or termination of relationships with our affiliated professional corporations in order to comply with antitrust laws;

•	our substantial indebtedness and ability to incur substantially more debt;

•	our ability to generate sufficient cash to service our debt;

•	restrictive covenants in our debt agreements, which may restrict our ability to pursue our business strategies and our ability to comply with them;

•	our ability to complete the acquisition of IPC Healthcare, Inc. within the anticipated timeframe and to realize the expected benefits of the acquisition; and

•	the risk that the proposed IPC Healthcare, Inc. acquisition disrupts current plans and operations and disrupts our relationship with payors, physicians and other healthcare professionals.
For a more detailed discussion of these factors, see the information under the caption “Risk Factors” herein and in the Company’s most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein and in the Company’s most recent Annual Report on Form 10-K.
The Company’s forward-looking statements speak only as of the date of this report or as of the date they are made. The Company disclaims any intent or obligation to update any “forward looking statement” made in this Form 10-Q to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

TEAM HEALTH HOLDINGS, INC.
QUARTERLY REPORT FOR THE NINE MONTHS
ENDED SEPTEMBER 30, 2015

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
TEAM HEALTH HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2014	September 30, 2015
	(Unaudited) (In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$20,094	$18,194
Accounts receivable, less allowance for uncollectibles of $409,851 and $558,488 in 2014 and 2015, respectively	500,633	577,291
Prepaid expenses and other current assets	46,469	56,902
Receivables under insured programs	23,623	19,514
Income tax receivable	8,935	—
Total current assets	599,754	671,901
Insurance subsidiaries' and other investments	112,946	97,492
Property and equipment, net	62,117	74,939
Other intangibles, net	341,194	326,959
Goodwill	724,979	800,583
Deferred income taxes	21,113	39,694
Receivables under insured programs	50,625	72,959
Other	61,994	59,652
	$1,974,722	$2,144,179
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$40,616	$48,886
Accrued compensation and physician payable	283,033	283,288
Other accrued liabilities	153,137	127,331
Income tax payable	—	20,650
Current maturities of long-term debt	227,750	200,000
Deferred income taxes	38,272	31,511
Total current liabilities	742,808	711,666
Long-term debt, less current maturities	577,500	555,000
Other non-current liabilities	231,778	308,105
Shareholders’ equity:
Common stock, ($0.01 par value; 100,000 shares authorized, 71,283 and 72,502 shares issued and outstanding at December 31, 2014 and September 30, 2015, respectively)	713	725
Additional paid-in capital	696,996	750,089
Accumulated deficit	(278,855)	(186,424)
Accumulated other comprehensive earnings	1,695	1,325
Team Health Holdings, Inc. shareholders’ equity	420,549	565,715
Noncontrolling interests	2,087	3,693
Total shareholders' equity including noncontrolling interests	422,636	569,408
	$1,974,722	$2,144,179
See accompanying notes to consolidated financial statements.

TEAM HEALTH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Three Months Ended September 30,
	2014	2015
	(Unaudited) (In thousands, except per share data)
Net revenue before provision for uncollectibles	$1,223,104	$1,525,409
Provision for uncollectibles	510,863	626,228
Net revenue	712,241	899,181
Cost of services rendered (exclusive of depreciation and amortization shown separately below)
Professional service expenses	546,346	707,871
Professional liability costs	29,564	27,474
General and administrative expenses (includes contingent purchase and other acquisition compensation expense of $3,086 and $(3,530) in 2014 and 2015, respectively)	61,643	67,066
Other (income) expenses, net	292	2,137
Depreciation	5,826	6,290
Amortization	12,991	20,633
Interest expense, net	3,921	5,572
Transaction costs	3,107	3,869
Earnings before income taxes	48,551	58,269
Provision for income taxes	20,895	22,837
Net earnings	27,656	35,432
Net earnings (loss) attributable to noncontrolling interests	70	(10)
Net earnings attributable to Team Health Holdings, Inc.	$27,586	$35,442

Net earnings per share of Team Health Holdings, Inc.
Basic	$0.39	$0.49
Diluted	$0.38	$0.48
Weighted average shares outstanding
Basic	70,627	72,361
Diluted	72,331	73,687

Other comprehensive earnings (loss), net of tax:
Net change in fair value of investments, net of tax of $89 and $124 for 2014 and 2015, respectively	165	230
Comprehensive earnings	27,821	35,662
Comprehensive earnings (loss) attributable to noncontrolling interests	70	(10)
Comprehensive earnings attributable to Team Health Holdings, Inc.	$27,751	$35,672
See accompanying notes to consolidated financial statements.

TEAM HEALTH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Nine Months Ended September 30,
	2014	2015
	(Unaudited) (In thousands, except per share data)
Net revenue before provision for uncollectibles	$3,493,892	$4,390,682
Provision for uncollectibles	1,464,931	1,773,062
Net revenue	2,028,961	2,617,620
Cost of services rendered (exclusive of depreciation and amortization shown separately below)
Professional service expenses	1,557,696	2,058,876
Professional liability costs	73,482	81,371
General and administrative expenses (includes contingent purchase and other acquisition compensation expense of $22,483 and $12,230 in 2014 and 2015, respectively)	195,842	219,214
Other (income) expenses, net	(3,457)	(182)
Depreciation	15,315	17,423
Amortization	35,203	62,085
Interest expense, net	10,758	14,132
Transaction costs	5,734	7,170
Earnings before income taxes	138,388	157,531
Provision for income taxes	56,542	65,178
Net earnings	81,846	92,353
Net earnings (loss) attributable to noncontrolling interests	212	(78)
Net earnings attributable to Team Health Holdings, Inc.	$81,634	$92,431

Net earnings per share of Team Health Holdings, Inc.
Basic	$1.16	$1.29
Diluted	$1.13	$1.26
Weighted average shares outstanding
Basic	70,209	71,900
Diluted	71,955	73,351

Other comprehensive earnings (loss), net of tax:
Net change in fair value of investments, net of tax of $663 and $(213) for 2014 and 2015, respectively	1,228	(370)
Comprehensive earnings	83,074	91,983
Comprehensive earnings (loss) attributable to noncontrolling interests	212	(78)
Comprehensive earnings attributable to Team Health Holdings, Inc.	$82,862	$92,061
See accompanying notes to consolidated financial statements.

TEAM HEALTH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2014	2015
	(Unaudited) (In thousands)
Operating Activities
Net earnings	$81,846	$92,353
Adjustments to reconcile net earnings:
Depreciation	15,315	17,423
Amortization	35,203	62,085
Amortization of deferred financing costs	758	2,142
Equity based compensation expense	12,693	13,197
Provision for uncollectibles	1,464,931	1,773,062
Deferred income taxes	(21,367)	(34,140)
Gain on sale of investments and other assets	(2,349)	(1,879)
Equity in joint venture income	(3,124)	(2,856)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,515,378)	(1,846,532)
Prepaids and other assets	(1,467)	(9,774)
Income tax accounts	1,414	29,585
Accounts payable	7,831	8,624
Accrued compensation and physician payable	13,694	2,439
Contingent purchase liabilities	(1,283)	(13)
Other accrued liabilities	712	(3,034)
Professional liability reserves	17,287	29,261
Net cash provided by operating activities	106,716	131,943
Investing Activities
Purchases of property and equipment	(16,783)	(31,123)
Sale of property and equipment	2,776	225
Cash paid for acquisitions, net	(347,154)	(116,314)
Proceeds from the sale of investments	—	7,332
Net proceeds from disposition of assets held for sale	—	964
Purchases of investments at insurance subsidiaries	(68,527)	(67,887)
Proceeds from investments at insurance subsidiaries	61,314	79,422
Net cash used in investing activities	(368,374)	(127,381)
Financing Activities
Payments on long-term debt	(12,188)	(11,250)
Proceeds from revolving credit facility	316,100	950,500
Payments on revolving credit facility	(88,700)	(989,500)
Payments of financing costs	(1,146)	—
Contributions from noncontrolling interests	262	1,683
Distributions to noncontrolling interests	(122)	—
Proceeds from the issuance of common stock under stock purchase plans	1,903	3,445
Proceeds from exercise of stock options	15,510	23,185
Tax benefit from exercise of stock options	11,347	15,475
Net cash provided by (used in) financing activities	242,966	(6,462)
Net decrease in cash and cash equivalents	(18,692)	(1,900)
Cash and cash equivalents, beginning of period	32,331	20,094
Cash and cash equivalents, end of period	$13,639	$18,194
Supplemental cash flow information:
Interest paid	$11,708	$13,619
Taxes paid	$65,525	$52,120
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

In February 2015, the FASB issued ASU No. 2015-02, "Consolidation: Amendments to the Consolidation Analysis," which amends the criteria for determining which entities are considered variable interest entities (VIEs), amends the criteria for determining if a service provider possesses a variable interest in a VIE, and ends the deferral granted to investment companies for application of the VIE consolidation model. ASU No. 2015-02 is effective for public entities for annual and interim reporting periods beginning after December 15, 2015 and early adoption is permitted. We have not yet determined the effects, if any, that adoption of this new accounting standard may have on the Company's consolidated financial statements.

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

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 is effective for annual reporting periods after December 15, 2015, and interim periods within those fiscal years. The new guidance will be applied prospectively. Early adoption is permitted and the Company chose to do so effective September 30, 2015.

Note 3. Acquisitions and Contingent Purchase Obligations
Acquisitions
During the nine months ended September 30, 2015, the Company paid a total of $116.3 million related to acquisitions including $113.0 million for the operations of six businesses acquired during the period. These acquisitions consist of the following:

Acquired Operations	Date Acquired	Business Service Line
Brookhaven Anesthesia Associates	August 2015	Anesthesiology
Princeton Emergency Physicians	May 2015	Emergency Medicine
Professional Anesthesia Service	May 2015	Anesthesiology
Ruby Crest Emergency Medicine	February 2015	Emergency Medicine
Capital Emergency Associates	February 2015	Emergency/Hospital Medicine
EOS Medical Group	January 2015	Emergency Medicine
These acquisitions have expanded the Company’s presence in emergency medicine, hospital medicine and anesthesia staffing in those respective markets. The results of operations of the acquired businesses have been included in the Company’s consolidated financial statements beginning on the acquisition date. The consolidated Statement of Comprehensive Earnings for the three and nine months ended September 30, 2015 includes revenue of $44.0 million and $94.1 million, respectively, related to acquisitions completed in 2015.
The purchase price for these acquisitions was allocated, based on management’s estimates, in accordance with ASC Topic 805, “Business Combinations” (ASC 805). The Company’s purchase price allocation for business combinations completed during recent periods is preliminary and may be subject to revision as additional information about the fair value of acquired working capital becomes available. Additional information, which existed as of the acquisition date but at that time was unknown to the Company, may become known to the Company during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date. Adjustments in the purchase price allocation may require a recasting of the amounts allocated to goodwill retroactive to the period in which the acquisition occurred. The purchase price for the acquisitions completed during the nine months ended September 30, 2015 was allocated as shown in the table below (in thousands):

Accounts receivable	$3,188
Prepaid expenses and other current assets	5
Other intangibles (consisting of physician and hospital agreements)	47,851
Goodwill (of which $37.9 million is tax deductible)	75,100
Accounts payable	(456)
Accrued compensation and physician payable	(484)
Other accrued liabilities	(205)
Deferred income taxes	(9,933)
Contingent purchase liabilities	(2,057)

Consideration paid for 2015 acquisitions, net of cash and cash equivalents of $83	113,009
Additional consideration paid for previous acquisitions	3,305
Total cash paid for acquisitions	$116,314
During 2015, factors became known that resulted in changes to the purchase price allocation of assets and liabilities, existing at the date of acquisition, related to certain acquisitions completed during 2014. These changes resulted in an increase to accrued liabilities of $1.9 million, and a net decrease in deferred tax liabilities of $0.9 million, resulting in a net increase to goodwill of $1.0 million.

The following unaudited pro forma information combines the consolidated results of operations of the Company and the historical financial results of the acquisitions completed during 2014 and 2015 as if the transactions had occurred on January 1, 2014 (in thousands, except for per share data):

	Nine Months Ended September 30,
	2014	2015
Net revenue	$2,262,950	$2,647,096
Net earnings attributable to Team Health Holdings, Inc.	96,121	93,790
Net earnings per share of Team Health Holdings, Inc.
Basic	$1.37	$1.30
Diluted	$1.34	$1.28
Weighted average shares outstanding:
Basic	70,209	71,900
Diluted	71,955	73,351
The pro forma results are based on estimates and assumptions, which the Company believes are reasonable and do not necessarily represent results that would have occurred if the acquisitions had taken place at the beginning of the periods, nor are they indicative of the future results of these combined operations.
IPC Transaction
On August 4, 2015, the Company and its wholly owned subsidiary Intrepid Merger Sub, Inc. (Merger Sub) entered into an Agreement and Plan of Merger with IPC Healthcare, Inc., a Delaware corporation (IPC), providing for the acquisition of IPC by the Company (the IPC Transaction). Subject to the terms and conditions of the Merger Agreement, Merger Sub will be merged with and into IPC (the Merger), with IPC surviving the Merger as a wholly owned subsidiary of the Company. The merger consideration provided in the Merger Agreement (as further described below) is $80.25 per share of IPC common stock in cash, or approximately $1.6 billion in enterprise value. The Company has entered into a debt commitment letter with certain lenders (see Debt Commitment Letter below) in connection with the financing of the acquisition.

 At the effective time of the Merger, each share of IPC common stock issued and outstanding immediately prior to the effective time (other than shares (i) owned by the Company or Merger Sub, (ii) held in treasury by IPC or (iii) owned by stockholders who have perfected and not withdrawn a demand for appraisal under Delaware law) will be automatically canceled and converted into the right to receive $80.25 in cash, without interest.

Consummation of the Merger is subject to customary conditions, including without limitation (i) requisite approval of IPC’s stockholders, (ii) there being no law or order temporary, preliminary or permanent prohibiting the consummation of the merger, (iii) subject to specified materiality standards, the accuracy of the representations and warranties of the other party, and (iv) compliance by the other party in all material respects with its covenants.

 The Merger Agreement contains certain termination rights for the Company and IPC. Upon termination of the Merger Agreement, under specified circumstances, IPC will be required to pay the Company a termination fee of $47.0 million.

A special meeting of IPC's stockholders is scheduled to be held on November 16, 2015 to vote upon the adoption of the merger Agreement. There is no assurance that the conditions to the Merger will be satisfied or that the Merger will close on this date or at all.
Debt Commitment Letter
On August 25, 2015, in connection with entering into the Merger Agreement, the Company and Team Health, Inc. (the Borrower) entered into an amended and restated debt commitment letter (as amended, the Debt Commitment Letter) with Citigroup Global Markets Inc. (Citi) and the other lenders party thereto (the Lenders), pursuant to which, subject to the conditions set forth therein, Citi and the Lenders have committed to provide either (a) (1) a senior secured tranche B term loan facility in an aggregate principal amount of $965.0 million (the New Tranche B Facility) to be obtained pursuant to an amendment and restatement of the Borrower’s existing credit agreement (the Existing Credit Agreement) for the Borrower’s existing senior secured credit facilities (the Existing Credit Facilities) and (2) senior unsecured increasing rate term loans under a new senior unsecured bridge facility of $545.0 million (the New Senior Bridge Facility), or (b) in the event that the amendments to the Existing Credit Agreement were not obtained in order to permit the incurrence of loans under the New Tranche B Facility and the New Senior Bridge Facility and the consummation of the IPC Acquisition, to refinance the Existing Credit Facilities into new facilities consisting of (1) (x) a senior secured revolving credit facility in an aggregate principal amount not to exceed $650.0 million, (y) a senior secured tranche A term loan facility in an aggregate principal amount not to exceed $588.75 million and (z) the New Tranche B Facility and (2) the New Senior Bridge Facility (collectively, the Facilities).
On October 2, 2015 the Borrower and certain of the lenders under the Existing Credit Facilities entered into an amendment to the Existing Credit Agreement (the First Amendment).  The First Amendment allows for the amendment and restatement of the Existing Credit Agreement to permit the New Tranche B Facility in an aggregate principal amount not to exceed $1.15 billion on the date on which the IPC Acquisition is consummated and amends the Existing Credit Agreement to (a) permit the incurrence of the notes offered hereunder and the New Senior Bridge Facility in an aggregate principal amount not to exceed $1.00 billion, provided that the aggregate principal amount of the notes and any loans made under the New Tranche B Facility and New Senior Bridge Facility cannot exceed $1.95 billion and (b) to effect such other changes as contemplated therein.  In connection with Merger and related transactions, the Company expects to enter into an amended and restated credit agreement.  The proceeds of the Debt Financing will be used to partially finance the aggregate Merger Consideration, repay or redeem the existing indebtedness of IPC other than certain letters of credit that are permitted to remain outstanding, pay costs and expenses related to the Merger and finance the ongoing working capital and other general corporate purposes of the Company, after consummation of the Merger.
Citi and certain of its affiliates may have engaged in, and may in the future engage in, investment banking and other commercial dealings in the ordinary course of business with the Company. They have received, or may in the future receive, customary fees and commissions for these transactions.
Subsequent Acquisitions
In October 2015, the Company completed the acquisition of the operations of an emergency staffing business located in Nevada. This acquisition will add approximately 370,000 patient visits annually to the Company's existing emergency medicine staffing operations. The Company is still in the process of completing the purchase price allocation for this acquisition.

Contingent Purchase Obligations
In accordance with ASC 805, when contingent payments are tied to continuing employment, such amounts are recognized ratably over the defined performance period as compensation expense which is included as a component of general and administrative expense (and parenthetically disclosed with other acquisition-related compensation expense) in the Company's results of operations. The payment of contingent purchase obligations tied to continuing employment is included as a component of operating cash flows. When contingent payments are not tied to continuing employment, such amounts are recognized as a contingent purchase liability at the acquisition date.
As of September 30, 2015, the Company estimates it may have to pay $49.4 million (including $6.0 million related to transactions completed during 2015) in future contingent payments for acquisitions made prior to September 30, 2015, based upon the current projected performance of the acquired operations of which $24.1 million is recorded as a liability in other liabilities and other non-current liabilities on the Company’s consolidated balance sheet. The remaining estimated liability of $25.2 million will be recorded as contingent purchase compensation expense over the remaining performance periods. The current estimate of future contingent payments could increase or decrease depending upon the actual performance of the acquisition over the respective performance periods. These payments will be made should the acquired operations achieve the financial targets or certain contract terms as agreed to in the respective acquisition agreements, including the requirements for continuing employment. When measured on a recurring basis, this liability is considered Level 3 in the fair value hierarchy due to the use of unobservable inputs to measure fair value.
The contingent purchase and other acquisition compensation expense recognized for the nine months ended September 30, 2014 and 2015 was $22.5 million and $12.2 million, respectively. Included in the expense recognized in 2014 and 2015 is $0.2 million and $0.8 million, respectively, related to acquisition related payments made to non-owners of the acquired operations.
The changes to the Company’s accumulated contingent purchase liability for the nine months ended September 30, 2015 are as follows (in thousands):

Contingent purchase liability at December 31, 2014	$23,584
Payments	(14,145)
Contingent purchase and other acquisition compensation expense recognized	12,230
Contingent purchase liability recognized at acquisition date	2,472
Contingent purchase liability at September 30, 2015	$24,141
Estimated unrecognized contingent purchase compensation expense as of September 30, 2015 is as follows (in thousands):

For the remainder of the year ended December 31, 2015	$5,533
For the year ended December 31, 2016	16,960
For the year ended December 31, 2017	2,683
For the year ended December 31, 2018	52
For the year ended December 31, 2019	14
$25,242
In the nine months ended September 30, 2014 and 2015, the Company recognized transaction costs of $5.7 million and $7.2 million, respectively, which related to external costs associated with due diligence and acquisition activity.
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

The following table provides information on those assets and liabilities the Company currently measures at fair value on a recurring basis as of December 31, 2014 and September 30, 2015 (in thousands):

	Carrying Amount in Consolidated Balance Sheet December 31, 2014	Fair Value December 31, 2014	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3
Investments of insurance subsidiaries:
Money market funds	$18,577	$18,577	$18,577	$—	$—
U. S. Treasury securities	1,003	1,003	—	1,003	—
Municipal bonds	83,694	83,694	—	83,694	—
Mutual funds	3,228	3,228	—	3,228	—
Private investments	6,444	6,444	—	—	6,444
Total investments of insurance subsidiaries	$112,946	$112,946	$18,577	$87,925	$6,444
Supplemental employee retirement plan investments:
Mutual funds	$37,237	$37,237	$—	$37,237	$—

	Carrying Amount in Consolidated Balance Sheet September 30, 2015	Fair Value September 30, 2015	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3
Investments of insurance subsidiaries:
Money market funds	$3,957	$3,957	$3,957	$—	$—
Municipal bonds	88,321	88,321	—	88,321	—
Mutual funds	68	68	—	68	—
Corporate bonds	2,101	2,101	—	2,101	—
Private investments	3,045	3,045	—	—	3,045
Total investments of insurance subsidiaries	$97,492	$97,492	$3,957	$90,490	$3,045
Supplemental employee retirement plan investments:
Mutual funds	$41,942	$41,942	$—	$41,942	$—
The Company’s insurance subsidiaries investments are valued using market prices on active markets (Level 1) and less active markets (Level 2), in addition to using alternative information when market data is not available (Level 3). Level 1 investment valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 investment valuations are obtained from readily available pricing sources for comparable investment or identical investments in less active markets. The fair values of the Company’s supplemental employee retirement investments are based on quoted prices. Level 3 investment valuations require significant management judgment and are based on transaction price, company performance, and market conditions. For the nine months ended September 30, 2015 there were no transfers between Levels 1, 2 or 3. See Note 5 for more information regarding the Company’s investments.

The Company classified its municipal bonds, mutual funds, and corporate bonds within Level 2 because these securities were valued based on quoted prices in markets that are less active, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency.

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
In addition to the preceding disclosures prescribed by the provisions of FASB ASC Topic 820, ASC Topic 825 “Financial Instruments” requires the disclosure of the estimated fair value of financial instruments. The Company’s short term financial instruments include cash and cash equivalents, accounts receivable, and accounts payable. The carrying value of the short term financial instruments approximates the fair value due to their short term nature. These financial instruments have no stated maturities or the financial instruments have short term maturities that approximate market.
The fair value of the Company's debt is estimated using quoted market prices when available. When quoted market prices are not available, fair value is estimated based on current market interest rates for debt with similar maturities (Level 2). At September 30, 2015, the estimated fair value of the Company’s outstanding debt was $741.9 million compared to a carrying value of $755.0 million.
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

At December 31, 2014 and September 30, 2015, amortized cost basis and aggregate fair value of the Company’s available-for-sale securities by investment type were as follows (in thousands):

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2014
Money market funds	$18,577	$—	$—	$18,577
U. S. Treasury securities	1,003	—	—	1,003
Municipal bonds	81,120	2,619	(45)	83,694
Mutual funds	3,228	—	—	3,228
Private investments	6,464	—	(20)	6,444
	$110,392	$2,619	$(65)	$112,946
September 30, 2015
Money market funds	$3,957	$—	$—	$3,957
Municipal bonds	86,432	2,290	(401)	88,321
Mutual funds	68	—	—	68
Private Investments	2,999	46	—	3,045
Corporate bonds	2,086	16	(1)	2,101
	$95,542	$2,352	$(402)	$97,492
At December 31, 2014 and September 30, 2015, the amortized cost basis and aggregate fair value of the Company’s available-for-sale securities by contractual maturities were as follows (in thousands):

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2014
Due in less than one year	$25,186	$88	$—	$25,274
Due after one year through five years	53,735	1,676	(45)	55,366
Due after five years through ten years	19,859	801	—	20,660
Due after ten years	1,920	54	—	1,974
Total	$100,700	$2,619	$(45)	$103,274
September 30, 2015
Due in less than one year	$9,987	$40	$(48)	$9,979
Due after one year through five years	54,841	1,519	(129)	56,231
Due after five years through ten years	25,732	718	(112)	26,338
Due after ten years	1,915	29	(113)	1,831
Total	$92,475	$2,306	$(402)	$94,379

A summary of the Company’s temporarily impaired available-for-sale investment securities as of December 31, 2014 and September 30, 2015 follows (in thousands):

	Impaired Less Than 12 Months			Impaired Over 12 Months		Total
	Fair Value	Unrealized Losses		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2014
U.S. Treasury securities	$1,003	$—	(a)	$—	$—	$1,003	$—
Municipal bonds	4,498	(12)		2,725	(33)	7,223	(45)
Private investments	1,414	(20)		—	—	1,414	(20)
Total investment	$6,915	$(32)		$2,725	$(33)	$9,640	$(65)
September 30, 2015
Municipal bonds	$16,221	$(240)		$1,917	$(161)	$18,138	$(401)
Corporate bonds	1,087	(1)		—	—	1,087	(1)
Total investment	$17,308	$(241)		$1,917	$(161)	$19,225	$(402)
(a) Unrealized loss is less than $1,000.

The unrealized losses resulted from changes in market interest rates, not from changes in the probability of contractual cash flows. Because the Company has the ability and intent to hold the investments until a recovery of carrying value and full collection of the amounts due according to the contractual terms of the investments is expected, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2015.
During the nine months ended September 30, 2015, the Company recorded a gain of approximately $0.1 million on the sale of specifically identified investments.
As of September 30, 2015, and December 31, 2014, the investments related to the participant directed supplemental employee retirement plan totaled $41.9 million and $37.2 million, respectively, and are included in other assets in the accompanying consolidated balance sheets. The net trading gains on those investments for the nine months ended on September 30, 2014 and September 30, 2015 that were still held by the Company as of September 30, 2014 and September 30, 2015 are as follows (in thousands):

	2014	2015
Net gains and (losses) recognized during the nine months ended September 30, 2014 and 2015, respectively on trading securities	$(414)	$(1,467)
Less: Net gains (losses) recognized during the period on trading securities sold during the nine months ended September 30, 2014 and 2015, respectively	19	(35)
Unrealized gains and (losses) recognized on trading securities still held at September 30, 2014 and 2015, respectively	$(433)	$(1,432)
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
Net revenue for the three and nine months ended September 30, 2014 and 2015 consisted of the following (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2015		2014		2015
Medicare	$131,562	18.5%	$183,120	20.4%	$384,570	19.0%	$530,047	20.2%
Medicaid	130,368	18.3	166,015	18.5	356,043	17.5	476,151	18.2
Commercial and managed care	340,183	47.8	462,652	51.5	948,437	46.7	1,322,652	50.5
Self-pay	414,317	58.2	496,910	55.3	1,198,063	59.0	1,405,252	53.7
Other	21,703	3.0	21,576	2.4	63,813	3.1	61,777	2.4
Unbilled	14,140	2.0	2,369	0.3	23,231	1.1	15,979	0.6
Net fee for service revenue before provision for uncollectibles	1,052,273	147.7	1,332,642	148.2	2,974,157	146.6	3,811,858	145.6
Contract revenue before provision for uncollectibles	161,278	22.7	182,631	20.3	489,323	24.1	549,998	21.0
Other	9,553	1.3	10,136	1.1	30,412	1.5	28,826	1.1
Net revenue before provision for uncollectibles	1,223,104	171.7	1,525,409	169.6	3,493,892	172.2	4,390,682	167.7
Provision for uncollectibles	(510,863)	(71.7)	(626,228)	(69.6)	(1,464,931)	(72.2)	(1,773,062)	(67.7)
Net revenue	$712,241	100.0%	$899,181	100.0%	$2,028,961	100.0%	$2,617,620	100.0%
The Company employs several methodologies for determining its allowance for uncollectibles depending on the nature of the net revenue before provision for uncollectibles recognized. The Company initially determines gross revenue for its fee for service patient visits based upon established fee schedule prices. Such gross revenue is reduced for estimated contractual allowances for those patient visits covered by contractual insurance arrangements to result in estimated net revenue before provision for uncollectibles. Net revenue before provision for uncollectibles is then reduced for management’s estimate of uncollectible amounts. Fee for service net revenue represents estimated cash to be collected from such patient visits and is net of management’s estimate of account balances estimated to be uncollectible. The provision for uncollectible fee for service patient visits is based on historical experience resulting from approximately fifteen million annual fee for service patient visits. The significant volume of patient visits and the terms of thousands of commercial and managed care contracts and the various reimbursement policies relating to governmental healthcare programs do not make it feasible to evaluate fee for service accounts receivable on a specific account basis. Fee for service accounts receivable collection estimates are reviewed on a quarterly basis for each fee for service contract by period of accounts receivable origination. Such reviews include the use of historical cash collection percentages by contract adjusted for the lapse of time since the date of the patient visit. In addition, when actual collection percentages differ from expected results, on a contract by contract basis, supplemental detailed reviews of the outstanding accounts receivable balances may be performed by the Company’s billing operations to determine whether there are facts and circumstances existing that may cause a different conclusion as to the estimate of the collectibility of that contract’s accounts receivable from the estimate resulting from using the historical collection experience. Contract-related net revenue is billed based on the terms of the contract at amounts expected to be collected. Such billings are typically submitted on a monthly basis and aged trial balances are prepared. Allowances for estimated uncollectible amounts related to such contract billings are made based upon periodic reviews of specific accounts and invoices once it is concluded that such amounts are not likely to be collected. Approximately 99% of the Company’s allowance for doubtful accounts is related to receivables for fee for service patient visits. The principal exposure for uncollectible fee for service visits is centered in self-pay patients and, to a lesser extent, for co-payments and deductibles from patients with insurance. While the Company does not specifically allocate the allowance for doubtful accounts to individual accounts or specific payor classifications, the portion of the allowance associated with fee for service charges as of September 30, 2015 was equal to approximately 93% of outstanding self-pay fee for service patient accounts. The methodologies employed to compute allowances for doubtful accounts were unchanged between 2014 and 2015.

Note 7. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill during the year ended December 31, 2014 and the nine months ended September 30, 2015 were as follows (in thousands):

Goodwill	$572,890
Accumulated impairment loss	(144,579)
Additions through 2014 acquisitions	296,668
Balance, December 31, 2014	$724,979
Goodwill	$869,558
Accumulated impairment loss	(144,579)
Additions through 2014 acquisitions	1,024
Additions through 2015 acquisitions	75,100
Change in goodwill attributable to the sale of outsourced medical coding practice	(520)
Balance, September 30, 2015	$800,583

The following is a summary of intangible assets and related amortization as of December 31, 2014 and September 30, 2015 (in thousands):

	Gross Carrying Amount	Accumulated Amortization
As of December 31, 2014:
Contracts	$455,247	$(126,191)
Other	19,350	(7,212)
Total	$474,597	$(133,403)
As of September 30, 2015:
Contracts	$472,204	$(156,934)
Other	20,360	(8,671)
Total	$492,564	$(165,605)
Aggregate amortization expense:
For the nine months ended September 30, 2015		$62,085
Estimated amortization expense:
For the remainder of the year ended December 31, 2015		$20,651
For the year ended December 31, 2016		80,232
For the year ended December 31, 2017		74,395
For the year ended December 31, 2018		62,103
For the year ended December 31, 2019		53,314
For the years ended December 31, 2020 and thereafter		36,264
Intangible assets are amortized over their estimated life, which is approximately three to six years. As of September 30, 2015, the weighted average remaining amortization period for intangible assets was 3.9 years.

Note 8. Long-Term Debt
Long-term debt as of September 30, 2015 consisted of the following (in thousands):

Term Loan A Facility	$585,000
Revolving Credit Facility	170,000
755,000
Less current portion	(200,000)
$555,000
As of September 30, 2015, the Company's senior secured credit facilities (Credit Facility) consist of a $600.0 million term loan facility (Term Loan A Facility) and a $650.0 million revolving credit facility (Revolving Credit Facility). These facilities have a maturity date of October 2, 2019. The maturity dates under the Credit Facility are subject to extension with lender consent according to the terms of the agreement.
The interest rate on any outstanding Revolving Credit Facility borrowings and Term A Loan Facility borrowings, and the commitment fee applicable to undrawn revolving commitments, is priced off a grid based upon the Company’s first lien net leverage ratio and is currently LIBOR + 1.75% in the case of revolving credit borrowings under the Revolving Credit Facility and Term A Loan Facility and 0.30% in the case of unused revolving commitments. The weighted average interest rate for the nine months ended September 30, 2015 was 1.94% for amounts outstanding under the Term A Loan Facility.
The Company had $170.0 million of borrowings outstanding under the Revolving Credit Facility as of September 30, 2015, and the Company had $6.4 million of standby letters of credit outstanding against the Revolving Credit Facility commitment.
The Credit Facility agreement contains both affirmative and negative covenants, including limitations on the Company’s ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire its capital stock, acquire the capital stock or assets of another business and pay dividends, and requires the Company to comply with a maximum total leverage ratio, tested quarterly. At September 30, 2015, the Company was in compliance with all covenants under the senior credit facility agreement. The Credit Facility is secured by substantially all of the Company’s U. S. subsidiaries’ assets.
Aggregate annual maturities of long-term debt as of September 30, 2015 are as follows (in thousands):

2015 (includes amounts outstanding under the revolving credit facility)	$200,000
2016	45,000
2017	60,000
2018	45,000
2019	405,000

Note 9. Professional Liability Insurance
The Company’s professional liability loss reserves included in other accrued liabilities and other non-current liabilities in the accompanying consolidated balance sheets consisted of the following (in thousands):

	December 31, 2014	September 30, 2015
Estimated losses under self-insured programs	$190,117	$219,376
Estimated losses under commercial insurance programs	74,248	92,473
	264,365	311,849
Less estimated payable within one year	82,735	71,936
	$181,630	$239,913
The changes to the Company’s estimated losses under self-insured programs as of September 30, 2015 were as follows (in thousands):

Balance, December 31, 2014	$190,117
Reserves related to current period	55,652
Payments for current period reserves	(1,229)
Payments for prior period reserves	(25,164)
Balance, September 30, 2015	$219,376
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
As of September 30, 2015, of the $219.4 million of estimated losses under self-insurance programs, approximately $134.8 million represented an estimate of IBNR claims and expenses and additional loss development, with the remaining $84.6 million representing specific case reserves. Of the specific case reserves as of September 30, 2015, $1.9 million represented case reserves that had been settled but not yet funded, and $82.7 million reflected unsettled case reserves.
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
The Company’s most recent actuarial valuation was completed in October 2015. Based on the results of the actuarial study completed in October 2015, management determined no additional change was necessary in the consolidated reserves for professional liability losses during the third quarter of 2015 related to prior year loss estimates. The discount rate on professional liability reserves was 1.2% at September 30, 2015 compared to 1.1% at December 31, 2014.

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
On August 14, 2015, a purported shareholder of IPC filed a complaint in the Delaware Court of Chancery captioned Smukler v. IPC Healthcare, Inc., et al. (Case No. 11392-CB), on behalf of a purported class of  IPC shareholders. The lawsuit names IPC, each of its current directors, the Company, and Sub as defendants. The lawsuit alleges that the individual defendants breached their fiduciary duties by, among other things, failing to take appropriate steps to maximize the value of IPC to its shareholders, failing to value IPC properly, and taking steps to avoid competitive bidding by alternate potential acquirers. The lawsuit also alleges that IPC, the Company, and Sub aided and abetted those alleged breaches of fiduciary duties by the individual defendants. The lawsuit seeks, among other things, certification of the action as a class action; injunctive relief enjoining the merger; an accounting of all damages purportedly suffered by the plaintiff and the class including rescissory damages in favor of the plaintiff and the class; and the fees and costs associated with the litigation. On August 18, 2015, an additional lawsuit was filed in the Delaware Court of Chancery, asserting similar claims and allegations to those in the Smukler lawsuit and seeking similar relief on behalf of the same putative class. Crescente v. Singer, et al. (Case No. 11405-CB).
Additionally, on August 19, 2015, a lawsuit was filed in the Superior Court for the State of California in Los Angeles County. Khemthong v. IPC Healthcare Networks, Inc., et al. (No. BC 591953). The lawsuit asserted similar claims and allegations to those in the Smukler lawsuit and sought similar relief on behalf of the same putative class. On August 27, 2015, the plaintiff filed a request for voluntary dismissal of the suit without prejudice, and on August 28, 2015, the court entered an order granting that request.
 By Order dated September 11, 2015 (the Consolidation Order), the Smukler and Crescente  actions were consolidated, and all further litigation relating to or arising out of the merger were directed to be consolidated with such actions under the caption In re IPC Healthcare, Inc. Stockholders Litigation, C.A. No. 11392-CB (the “Consolidated Action”).  On September 17, 2015, an action captioned Spencer v. IPC Healthcare, Inc., C.A. No. 11516-CB, was filed in the Delaware Court of Chancery. Under the Consolidation Order, such action is required to be consolidated with the previously-filed actions. On September 18, 2015, a Verified Consolidated Class Action Complaint was filed in the Consolidated Action.  On October 2, 2015, the defendants moved to dismiss the operative complaint.
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
Healthcare Reform
The Patient Protection and Affordable Care Act (the PPACA), signed into law on March 23, 2010, as amended by the Health Care and Education Reconciliation Act of 2010 on March 30, 2010, collectively referred to as the Healthcare Reform Laws, significantly affect the U.S. healthcare system by increasing access to health insurance benefits for the uninsured and underinsured populations, among other changes. On June 28, 2012, the U.S. Supreme Court (the Supreme Court) upheld the constitutionality of the requirement in the PPACA that individuals maintain health insurance or pay a penalty (the individual mandate) under Congress's taxing power. The Supreme Court upheld the PPACA provision expanding Medicaid eligibility to new populations as constitutional, but only so long as the expansion of the Medicaid program is optional for the states. States that choose not to expand their Medicaid programs to newly eligible populations in the PPACA can only lose the new federal

Medicaid funding in the PPACA but not their eligibility for existing federal Medicaid matching payments. We continue to monitor those states that remain undecided or, in certain instances, involved in ongoing internal dialogue on whether or not the state will elect to expand its Medicaid program’s eligibility. In addition, on June 25, 2015, the Supreme Court upheld the provision of tax credits and federal subsidies to individuals who purchase health insurance through a federally-facilitated exchange.
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
Shares Subject to the Plan. The Stock Plan provides that the total number of shares of common stock that may be issued is 15,100,000, of which approximately 2,426,000 are available to grant as of September 30, 2015. Shares of the Company’s common stock covered by awards that terminate or lapse without the payment of consideration may be granted again under the Stock Plan.

The following table summarizes the status of options under the Stock Plan as of September 30, 2015:

	Shares (in thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Life in Years
Outstanding at beginning of year	4,239	$24.41	$140,433	6.4
Granted	510	61.35
Exercised	(1,144)	20.05	45,916
Expired or forfeited	(19)	37.24
Outstanding at end of period	3,586	$30.98	$86,433	6.0
Exercisable at end of period	2,143	$21.40	$69,923	5.4
Intrinsic value is the amount by which the stock price as of September 30, 2015 exceeds the exercise price of the options. The Company granted 510,000 options during the nine months ended September 30, 2015. The fair value of the options granted in 2015 was based on the grant date fair value as calculated by the Black-Scholes option pricing formula with the following assumptions: risk-free interest rate of 1.6%, implied volatility of 33.8% and an expected life of the options of 5.25 years. The weighted average estimated fair value of options granted during 2015 was $20.27. As of September 30, 2015, the Company had approximately $15.4 million of unrecognized compensation expense, net of estimated forfeitures related to unvested options, which will be recognized over the remaining requisite service period.

Equity based compensation expense and the resulting tax benefits were as follows (in thousands):

	Nine Months Ended September 30,
	2014	2015
Stock options	$8,623	$7,212
Restricted awards	4,035	5,923
Stock purchase plan	35	62
Total equity based compensation expense	$12,693	$13,197
Tax benefit of equity based compensation expense	$4,887	$5,081
Restricted awards are grants of restricted stock and grants of restricted stock units that are not vested (Restricted Awards). The Company granted 185,000 shares of Restricted Awards in 2015. The Company had $19.4 million of expense remaining to be recognized over the requisite service period for Restricted Awards at September 30, 2015. The Restricted Awards generally vest annually over a three to four-year period from the initial grant date for the grants made to the independent board members and management.
A summary of changes in total outstanding unvested restricted awards for the nine months ended September 30, 2015 is as follows (in thousands):

	Restricted Stock	Restricted Units	Total
Outstanding at beginning of year	161	317	478
Granted	—	185	185
Vested	(57)	(39)	(96)
Forfeited and expired	(2)	(2)	(4)
Outstanding at September 30, 2015	102	461	563
Stock Purchase Plans
In May 2010, the Company’s Board of Directors (the Board) adopted the 2010 Employee Stock Purchase Plan (ESPP) and the 2010 Nonqualified Stock Purchase Plan (NQSPP).
The ESPP provides for the issuance of up to 600,000 shares to the Company’s employees. All eligible employees are granted identical rights to purchase common stock in each Board authorized offering under the ESPP. Rights granted pursuant to any offering under the ESPP terminate immediately upon cessation of an employee’s employment for any reason. In general, an employee may reduce his or her contribution or withdraw from participation in an offering at any time during the purchase period for such offering. Employees receive a 5% discount on shares purchased under the ESPP. Rights granted under the plan are not transferable and may be exercised only by the person to whom such rights are granted. Offerings occur every six months in April and October. As of September 30, 2015, contributions under the ESPP totaled $2.5 million. In October 2015, approximately 47,000 shares of the Company’s common stock were issued to plan participants.
The NQSPP provides for the issuance of up to 800,000 shares to our independent contractors. All eligible contractors are granted identical rights to purchase common stock in each Board authorized offering under the NQSPP. Rights granted pursuant to any offering under the NQSPP terminate immediately upon cessation of a contractor’s relationship with the Company for any reason. In general, a contractor may reduce his or her contribution or withdraw from participation in an offering at any time during the purchase period for such offering. Contractors receive a 5% discount on shares purchased under the NQSPP. Rights granted under the NQSPP are not transferable and may be exercised only by the person to whom such rights are granted. Offerings occur every six months in April and October. As of September 30, 2015, contributions under the NQSPP totaled $1.2 million. In October 2015, approximately 23,000 shares of the Company’s common stock were issued to plan participants.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Net earnings attributable to Team Health Holdings, Inc. (numerator for basic and diluted earnings per share)	$27,586	$35,442	$81,634	$92,431
Denominator:
Weighted average shares outstanding	70,627	72,361	70,209	71,900
Effect of dilutive securities:
Stock options	1,524	1,086	1,517	1,176
Restricted awards	178	237	227	272
Stock purchase plans	2	3	2	3
Shares used for diluted earnings per share	72,331	73,687	71,955	73,351
Basic net earnings per share of Team Health Holdings, Inc.	$0.39	$0.49	$1.16	$1.29
Diluted net earnings per share of Team Health Holdings, Inc.	$0.38	$0.48	$1.13	$1.26
Securities excluded from diluted earnings per share of Team Health Holdings, Inc. because they were antidilutive:
Stock options	488	519	793	258
Restricted awards	—	—	—	—
Note 13. Noncontrolling Interests in Consolidated Entity
The Company is party to two joint venture arrangements. The joint ventures provide administrative management and billing services to certain existing and planned urgent care clinics the Company and joint venture partners operate. The consolidated financial statements include all assets, liabilities, revenues and expenses of the less than 100% owned entity that the Company controls. Accordingly, the Company has recorded noncontrolling interests in the earnings and equity of this entity. In connection with these arrangements, the Company received joint venture contributions of $1.7 million during the nine months ended September 30, 2015.

Note 14. Accumulated Other Comprehensive Earnings (Loss)
The changes in accumulated other comprehensive earnings (loss) related to available-for-sale securities were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Balance at beginning of period	$1,510	$1,095	$447	$1,695

Other comprehensive earnings:
Net unrealized gain (loss)	317	451	2,024	(436)
Tax (expense) benefit	(89)	(124)	(663)	213
Total other comprehensive earnings before reclassifications, net of tax	228	327	1,361	(223)
Net amount reclassified to earnings(1)	(63)	(97)	(133)	(147)
Tax benefit (expense)(2)	—	—	—	—
Total amount reclassified from accumulated other comprehensive earnings, net of tax(3)	(63)	(97)	(133)	(147)
Total other comprehensive earnings (loss)	165	230	1,228	(370)

Balance at end of period	$1,675	$1,325	$1,675	$1,325

(1)	This amount was included in Other (income) expenses on the accompanying Consolidated Statement of Comprehensive Earnings.

(2)	These amounts were included in Provision for income taxes on the accompanying Consolidated Statement of Comprehensive Earnings.

(3)	A positive amount indicates a corresponding charge to earnings and a negative amount indicates a corresponding benefit to earnings.
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

The following table presents financial information for each reportable segment. Depreciation, amortization, management fee and other expenses separately identified in the consolidated statements of operations are included as a reduction to the respective segments’ operating earnings for each period below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Net Revenue:
Healthcare Services	$596,205	$754,919	$1,681,463	$2,181,777
Other Services	116,036	144,262	347,498	435,843
	$712,241	$899,181	$2,028,961	$2,617,620
Operating Earnings:
Healthcare Services	$34,104	$41,290	$90,916	$90,627
Other Services	6,350	3,919	22,017	23,401
General Corporate	12,018	18,632	36,213	57,635
	$52,472	$63,841	$149,146	$171,663
Reconciliation of Operating Earnings to Net Earnings:
Operating earnings	$52,472	$63,841	$149,146	$171,663
Interest expense, net	3,921	5,572	10,758	14,132
Provision for income taxes	20,895	22,837	56,542	65,178
Net earnings	$27,656	$35,432	$81,846	$92,353

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Healthcare Reform
In 2010, the President of the United States (U.S.) and the U.S. Congress enacted significant reforms to the U.S. healthcare system. The Healthcare Reform Laws significantly affect the U.S. healthcare system by increasing access to health insurance benefits for the uninsured and underinsured populations, among other changes. On June 28, 2012, the U.S. Supreme Court, upheld the constitutionality of the requirement in the PPACA that individuals maintain health insurance or pay a penalty (the individual mandate) under Congress's taxing power. Additionally, the U.S. Supreme Court held in the same ruling that states were not obligated to expand their Medicaid programs as stipulated in the PPACA to eligible recipients based solely on income.  Consequently, each state retained the option whether to choose to expand their Medicaid roles. In addition, on June 25, 2015, the Supreme Court upheld the provision of tax credits and federal subsidies to individuals who purchase health insurance through a federally-facilitated exchange.
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
Medicare and Medicaid Payments for Physician Services
The Centers for Medicaid and Medicare Services (CMS) reimburses for our services to Medicare beneficiaries based upon the rates in the Medicare Physician Fee Schedule (MPFS), which were updated each year based on the Sustainable Growth Rate (SGR) formula enacted under the Balanced Budget Act of 1997. Many private payors use the MPFS to determine their own reimbursement rates. The application of the SGR formula to the MPFS yielded negative updates every year beginning in 2002, although CMS was able to take administrative steps to avoid a reduction in 2003 and Congress took a series of legislative actions to prevent reductions each year from 2004 through March 31, 2015.
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
In November 2014, CMS released the 2015 MPFS Final Rule. Included in the final rule were changes in reimbursement that are overall budget neutral, but redistribute payments between different medical specialties. We estimate that the final rule will increase 2015 reimbursement rates to emergency medicine providers by approximately 1% and will not change reimbursement rates to anesthesia providers. These reimbursement rates do not take into account the additional 0.5% update that went into effect on July 1, 2015. We estimate a total increase of approximately $4.2 million in our 2015 ED fee for service revenue from these 2015 updates.
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
The PPACA provided Medicare bonus payments to primary care physicians and general surgeons practicing in health professional shortage areas as well as increased Medicaid payments for primary care services furnished by certain physicians at the Medicare rates in 2013 and 2014. A limited number of the Company’s providers qualified for the increased Medicaid parity payments in certain states in 2013 and 2014. For the nine months ended September 30, 2014 and September 30, 2015, we recognized $27.7 million and $2.0 million, respectively, of estimated net revenue from the Medicaid parity program. Congress failed to extend federal funding for the enhanced Medicaid payments, as the federal program known as the Medicaid Primary Care Rate Increase Program under Section 1202 of the PPACA expired on December 31, 2014. The Medicaid parity program revenue recognized in 2015 is related to changes in estimated revenue from 2014 services and the election by certain states to extend elements of the Medicaid parity program on a state funded basis for a limited period of time.
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
The Company has contracted with Remedy BPCI Partners, who is serving as a convening organization that brings together multiple health care providers to participate in BPCI. The Company will be participating in Phase II of the BPCI program beginning July 1, 2015. Currently, fifteen of the Company’s provider groups (TINs) are participating in the BPCI program in several different geographic locations, but the Company has reserved the right to expand the number of TINs as appropriate. During the first year of participation in the BPCI program, the Company does not anticipate any material financial impact. The potential financial impact in subsequent years is dependent on the Company’s ability to meet the specific goals and objectives of the BPCI program.
Military and Government Healthcare Staffing
We are a provider of healthcare professionals serving patients eligible to receive care in government treatment facilities nationwide administered by the Department of Defense and beneficiaries of other government agencies in their respective clinical locations. Our revenues derived from military and government facility healthcare staffing totaled $87.9 million and $81.8 million for the nine months ended September 30, 2014 and 2015, respectively. Of these revenues, $54.0 million and $47.2 million for the nine months ended September 30, 2014 and 2015, respectively, are generated from contracts that are subject to a competitive bidding process which primarily takes place during the third quarter of each year. A portion of the contracts awarded during the third quarter of 2014 have or will expire during 2015 and were subject to a competitive rebidding and award process. We were successful in retaining existing business and winning new bids in the estimated annualized amount of $111.4 million following the completion of the bidding process as of October 1, 2015. This included $23.8 million awarded under one-year contracts. All contracts, including contracts with renewal options, can be terminated by the government at any time without notice. The outcome of any rebidding and award process is uncertain and we may not be awarded new contracts. Our contracts with renewal options may not be so renewed and the government may exercise its rights to terminate the contracts.
In addition, over the last several years the process of awarding military and government facility healthcare staffing contracts has developed a bias toward intentionally awarding certain contracts to qualified small and minority owned businesses. Although we participate in such small and minority owned business awards to the extent we can serve as a sub-contractor, our revenues from these arrangements are limited compared to a contract award we retain through the regular competitive bidding process. Approximately 27.6% and 26.5% of our military staffing revenue for each of the nine months ended September 30, 2014 and 2015, respectively, was derived through sub-contracting agreements with small business prime contractors.
2014 and 2015 Acquisition Activity
In 2014 and continuing into 2015, the Company realized an increase in the number of acquisitions and the total expenditures in support of acquisitions when compared to prior years. During the year ended December 31, 2014, the Company acquired the operations of fifteen businesses for total net cash proceeds of $556.2 million. As of September 30, 2015, the Company paid a total of $116.3 million related to acquisitions including $113.0 million for the operations of six businesses acquired during the period. If appropriate acquisition opportunities continue to present themselves to the Company it will be able to sustain its current pace of acquisitions. However, given the inherent uncertainty in being presented appropriate acquisition opportunities, the Company might not continue acquisitions at the same pace.
On August 4, 2015, the Company entered into an Agreement and Plan of Merger with IPC Healthcare, Inc. (IPC), providing for the acquisition of IPC by the Company (the IPC Transaction). The merger consideration provided in the Merger

Agreement is $80.25 per share of IPC common stock in cash, or approximately $1.6 billion in enterprise value. The Company has entered into a debt commitment letter with certain lenders in connection with the financing of the acquisition.
A special meeting of IPC's stockholders is scheduled to be held on November 16, 2015 to vote upon the adoption of the merger Agreement. There is no assurance that the conditions to the Merger will be satisfied or that the Merger will close on this date or at all. See Note 3 of the accompanying consolidated financial statements for a discussion of the Company's acquisition activity.

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
There have been no material changes to these critical accounting policies or their application during the nine months ended September 30, 2015.
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
A significant portion (approximately 87% of our net revenue before provision for uncollectibles for the nine months ended September 30, 2015 and 85% for the year ended December 31, 2014) resulted from fee for service patient visits. Fee for service revenue represents revenue earned under contracts in which we bill and collect the professional component of charges for medical services rendered by our contracted and employed physicians. Under the fee for service arrangements, we bill patients for services provided and receive payment from patients or their third-party payors. Fee for service revenue is reported net of contractual allowances and policy discounts. All services provided are expected to result in cash flows and are therefore reflected as net revenue before provision for uncollectibles in the financial statements. Fee for service revenue is recognized in the period that the services are rendered to specific patients and reduced immediately for the estimated impact of contractual allowances in the case of those patients having third-party payor coverage. The recognition of net revenue before provision for uncollectibles (gross charges less contractual allowances) from such visits is dependent on such factors as proper completion of medical charts following a patient visit, the forwarding of such charts to one of our billing centers for medical coding and entering into our billing systems and the verification of each patient’s submission or representation at the time services are rendered as to the payor(s) responsible for payment of such services. Net revenue before provision for uncollectibles is recorded based on the information known at the time of entering such information into our billing systems as well as an estimate of the net revenue before provision for uncollectibles associated with medical charts for a given service period that have not yet been processed into our billing systems. The above factors and estimates are subject to change. For example, patient payor information may change following an initial attempt to bill for services due to a change in payor status. Such changes in payor status have an impact on recorded net revenue before provision for uncollectibles due to differing payors being subject to different contractual allowance amounts. Such changes in net revenue before provision for uncollectibles are recognized in the period that such changes in the payor become known. Similarly, the actual volume of medical charts not processed into our billing systems may be different from the amounts estimated. Such differences in net revenue before provision for uncollectibles are adjusted the following month based on actual chart volumes processed.
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
Net Revenue. Net revenue reflects management’s estimate of billed amounts to be ultimately collected. Management, in estimating the amounts to be collected resulting from approximately fifteen million annual fee for service patient visits and procedures, considers such factors as prior contract collection experience, current period changes in payor mix and patient acuity indicators, reimbursement rate trends in governmental and private sector insurance programs, resolution of overprovision account balances, the estimated impact of billing system effectiveness improvement initiatives, and trends in collections from self-pay patients and external collection agencies. In developing our estimate of collections per visit or procedure, we consider the amount of outstanding gross accounts receivable by period of service and by payor class, but do not use an accounts receivable aging schedule to establish estimated collection valuations. Individual estimates of net revenue by contractual location are monitored and refreshed each month as cash receipts are applied to existing accounts receivable and other current trends that have an impact upon the estimated collections per visit are observed. Such estimates are substantially formulaic in nature. In the ordinary course of business we experience changes in our initial estimates of net revenue during the year following commencement of services. Such provisions and any subsequent changes in estimates may result in adjustments to our operating results with a corresponding adjustment to our accounts receivable allowance for uncollectibles on our balance sheet. Differences between amounts ultimately realized and the initial estimates of net revenue have historically not been material.
The table below summarizes our approximate payor mix as a percentage of consolidated fee for service volume for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Payor:
Medicare	24.7%	25.5%	24.9%	25.5%
Medicaid	29.6	31.2	28.7	31.3
Commercial and managed care	26.6	26.1	26.6	26.4
Self-pay	17.3	16.0	18.0	15.5
Other	1.8	1.2	1.8	1.3
Total	100.0%	100.0%	100.0%	100.0%

Estimated net revenue derived from commercial and managed care plans was approximately 41% in the nine months ended September 30, 2015 and 39% in 2014. Estimated net revenue derived from the Medicare program was approximately 19% of total net revenue in the nine months ended September 30, 2015 and 17% in 2014. Estimated net revenue derived from the Medicaid program was approximately 11% of total net revenue in both the nine months ended September 30, 2015 and 2014. In addition, net revenue derived from within the Military Health System, which is the U.S. military’s dependent healthcare program, and other government agencies was approximately 3% in the nine months ended September 30, 2015 and 4% in 2014.
Accounts Receivable. As described above and below, we determine the estimated value of our accounts receivable based on estimated cash collection run rates of estimated future collections by contract for patient visits under our fee for service revenue. Accordingly, we are unable to report the payor mix composition on a dollar basis of its outstanding net accounts receivable. However, a 1% change in the estimated carrying value of our net fee for service patient accounts receivable before consideration of the allowance for uncollectible accounts at September 30, 2015 could have an after tax effect of approximately $6.3 million on our financial position and results of operations. Our days revenue outstanding at December 31, 2014 and September 30, 2015 were 59.0 days and 60.4 days, respectively. The number of days outstanding will fluctuate over time due to a number of factors including the timing of cash collections and valuation adjustments recorded during the period and increases in average revenue per day that are primarily attributed to an increase in gross charges and patient volumes and increased pricing with managed care plans. Our allowance for doubtful accounts totaled $558.5 million as of September 30, 2015.

Approximately 99% of our allowance for doubtful accounts is related to gross fees for fee for service patient visits. Our principal exposure for uncollectible fee for service visits is centered in self-pay patients and in co-payments and deductibles from patients with insurance. While we do not specifically allocate the allowance for doubtful accounts to individual accounts or specific payor classifications, the portion of the allowance associated with fee for service charges as of September 30, 2015 was equal to approximately 93% of outstanding self-pay fee for service patient accounts.
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
Methodology for Computing Allowance for Doubtful Accounts. We employ several methodologies for determining our allowance for doubtful accounts depending on the nature of the net revenue before provision for uncollectibles recognized. We initially determine gross revenue for our fee for service patient visits based upon established fee schedule prices. Such gross revenue is reduced for estimated contractual allowances for those patient visits covered by contractual insurance arrangements to result in net revenue before provision for uncollectibles. Net revenue before provision for uncollectibles is then reduced for our estimate of uncollectible amounts. Fee for service net revenue represents our estimated cash to be collected from such patient visits and is net of our estimate of account balances estimated to be uncollectible. The provision for uncollectible fee for service patient visits is based on historical experience resulting from approximately fifteen million annual fee for service patient visits. The significant volume of patient visits and the terms of thousands of commercial and managed care contracts and the various reimbursement policies relating to governmental healthcare programs do not make it feasible to evaluate fee for service accounts receivable on a specific account basis. Fee for service accounts receivable collection estimates are reviewed on a quarterly basis for each of our fee for service contracts by period of accounts receivable origination. Such reviews include the use of historical cash collection percentages by contract adjusted for the lapse of time since the date of the patient visit. In addition, when actual collection percentages differ from expected results, on a contract by contract basis, supplemental detailed reviews of the outstanding accounts receivable balances may be performed by our billing operations to determine whether there are facts and circumstances existing that may cause a different conclusion as to the estimate of the collectibility of that contract’s accounts receivable from the estimate resulting from using the historical collection experience. Contract-related net revenue is billed based on the terms of the contract at amounts expected to be collected. Such billings are typically submitted on a monthly basis and aged trial balances prepared. Allowances for estimated uncollectible amounts related to such contract billings are made based upon specific accounts and invoice periodic reviews once it is concluded that such amounts are not likely to be collected. The methodologies employed to compute allowances for doubtful accounts were unchanged between 2014 and 2015.
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
The underlying information that serves as the foundational basis for making our actuarial estimates of professional liability losses is our internal database of incurred professional liability losses. We have captured extensive professional liability loss data going back, in some cases, over twenty years, that is maintained and updated on an ongoing basis by our internal claims management personnel. Our database contains comprehensive incurred loss information for our existing operations as far back as fiscal year 1997 (reflecting the initial timeframe in which we migrated to a consolidated professional liability program concurrent with the consummation of several significant acquisitions), and, in addition, we possess additional loss data that predates 1997 dates of occurrence for certain of our operations. Loss information reflects both paid and reserved losses incurred when we were covered by outside commercial insurance programs as well as paid and reserved losses incurred under our self-insurance program. Because of the comprehensive nature of the loss data and our comfort with the completeness and reliability of the loss data, this is the information that is used in the development of our actuarial loss estimates. We believe this database is one of the largest repositories of physician professional liability loss information available in our industry and provides us and our actuarial consultants with sufficient data to develop reasonable estimates of the ultimate losses under our self-insurance program. In addition to the estimated losses, as part of the actuarial process, we obtain revised payment pattern assumptions that are based upon our historical loss and related claims payment experience. Such payment patterns reflect estimated cash outflows for aggregate incurred losses by period based upon the occurrence date of the loss as well as the report date of the loss. Although variances have been observed in the actuarial estimate of ultimate losses by occurrence period between actuarial studies, the estimated payment patterns have shown much more limited variability. We use these payment patterns to develop our estimate of the discounted reserve amounts. The relative consistency of the payment pattern estimates provides us with a foundation in which to develop a reasonable estimate of the discount value of the professional liability reserves based upon the most current estimate of ultimate losses to be paid and the reasonable likelihood of the related cash flows over the payment period. Our estimated loss reserves were discounted at 1.1% as of December 31, 2014 and 1.2% as of September 30, 2015, which was the current weighted average Treasury rate, over a 10 year period at December 31, 2014 and September 30, 2015, which reflects the risk free interest rate over the expected period of claims payments.
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
Our most recent actuarial valuation was completed in October 2015. Based on the results of the semi-annual actuarial study completed during October 2015, management determined no additional change was necessary in our consolidated reserves for professional liability losses related to prior year loss estimates.
The following reflects the current reserves for professional liability costs as of September 30, 2015 (in millions) as well as the sensitivity of the reserve estimates at a 65%, 75% and 90% confidence level:

As reported	$219.4
At 65% confidence level	$223.7
At 75% confidence level	$230.0
At 90% confidence level	$244.8
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Net revenue	100.0%	100.0%	100.0%	100.0%
Professional service expenses	76.7	78.7	76.8	78.7
Professional liability costs	4.2	3.1	3.6	3.1
General and administrative expenses	8.7	7.5	9.7	8.4
Other (income) expenses, net	—	0.2	(0.2)	—
Depreciation	0.8	0.7	0.8	0.7
Amortization	1.8	2.3	1.7	2.4
Interest expense, net	0.6	0.6	0.5	0.5
Transaction costs	0.4	0.4	0.3	0.3
Earnings before income taxes	6.8	6.5	6.8	6.0
Provision for income taxes	2.9	2.5	2.8	2.5
Net earnings	3.9%	3.9%	4.0%	3.5%
Net earnings (loss) attributable to noncontrolling interests	—%	—%	—%	—%
Net earnings attributable to Team Health Holdings, Inc.	3.9%	3.9%	4.0%	3.5%

Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014
Net Revenue Before Provision for Uncollectibles. Net revenue before provision for uncollectibles in the three months ended September 30, 2015 increased $302.3 million, or 24.7%, to $1.53 billion from $1.22 billion in the three months ended September 30, 2014. The increase in net revenue before provision for uncollectibles resulted from increases in fee for service revenue of $280.4 million, contract revenue of $21.4 million and other revenue of $0.6 million. In the three months ended September 30, 2015, fee for service revenue was 87.4% of net revenue before provision for uncollectibles compared to 86.0% in the same period of 2014, contract revenue was 12.0% of net revenue before provision before uncollectibles compared to 13.2% in the same period of 2014 and other revenue was 0.7% and 0.8% in 2015 and 2014, respectively. The increase in fee for service revenue before provision for uncollectibles was primarily a result of a 28.7% increase in total fee for service visits between periods.
Provision for Uncollectibles. The provision for uncollectibles increased $115.4 million, or 22.6%, to $626.2 million in the three months ended September 30, 2015 from $510.9 million in the corresponding quarter in 2014. The provision for uncollectibles as a percentage of net revenue before provision for uncollectibles declined to 41.1% in the three months ended September 30, 2015 compared with 41.8% in the corresponding quarter of 2014. The provision for uncollectibles is primarily related to revenue generated under fee for service contracts that is not expected to be fully collected. The quarter over quarter increase in the provision for uncollectibles was due primarily to annual increases in gross fee schedules and increases in patient volumes and procedures. Changes in payor mix, particularly the level of self-pay fee for service visits, also have an impact on the provision for uncollectibles. For the three months ended September 30, 2015, self-pay fee for service visits were approximately 16.0% of the total fee for service visits compared to approximately 17.3% in the same quarter of 2014, which constrained the growth in the provision for uncollectibles between quarters.

Net Revenue. Net revenue in the three months ended September 30, 2015 increased $186.9 million, or 26.2%, to $899.2 million from $712.2 million in the three months ended September 30, 2014. Acquisitions contributed 19.2%, net sales growth contributed 4.4%, and same contract revenue contributed 2.7% of the increase in quarter over quarter growth in net revenue. Within the acquisitions category, new hospital contracting opportunities that were initially developed by our sales and marketing process contributed 4.7% of overall net revenue growth between quarters.
Total same contract revenue, which consists of contracts under management in both quarters, increased $19.0 million, or 2.9%, to $672.9 million in the three months ended September 30, 2015 compared to $653.9 million in the three months ended September 30, 2014. Fee for service volume increased 3.3%, which contributed 2.5% of same contract revenue growth between quarters. Increases in estimated collections on same contract fee for service visits provided a 0.6% increase in same contract revenue growth. The increase in estimated collections per visit was supported by increases in commercial and managed care reimbursement and improvements in prior year revenue estimates but was constrained by a reduction in Medicaid parity revenue and a decline in sequential payor mix benefit in the three months ended September 30, 2015. Contract and other revenue constrained same contract revenue growth by 0.2% between quarters. Acquisitions contributed $136.5 million of growth in net revenue and net new contract revenue increased $31.4 million between quarters. The benefit from Medicaid parity revenue recognized in the third quarter of 2015 was $0.2 million. The third quarter of 2014 reflects Medicaid parity revenue of $10.4 million, of which $9.8 million is same contract. The decline in total parity revenue between periods of $10.2 million constrained consolidated revenue growth by 1.4% while the decline in same contract Medicaid parity revenue constrained same contract revenue growth by 1.5% between quarters. Medicaid parity revenue was originally only legislated to cover two years, 2013 and 2014. The Medicaid parity revenue in 2015 is related to changes in estimated revenue from 2014 services and the election by certain states to extend elements of the Medicaid parity program on a state funded basis for a limited period of time.
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

The components of net revenue include revenue from contracts that have been in effect for prior periods (same contracts) and from net, new and acquired contracts during the periods, as set forth in the table below:

	Three Months Ended September 30,
	2014	2015
	(in thousands)
Same contracts:
Fee for service revenue	$504,193	$524,203
Contract and other revenue	149,709	148,664
Total same contracts	653,902	672,867
New contracts, net of terminations:
Fee for service revenue	27,725	56,568
Contract and other revenue	19,167	21,769
Total new contracts, net of terminations	46,892	78,337
Acquired contracts:
Fee for service revenue	10,691	126,721
Contract and other revenue	756	21,256
Total acquired contracts	11,447	147,977
Consolidated:
Fee for service revenue	542,609	707,492
Contract and other revenue	169,632	191,689
Total net revenue	$712,241	$899,181
The following table reflects the visits and procedures included within fee for service revenues described in the table above:

	Three Months Ended September 30,
	2014	2015
	(in thousands)
Fee for service visits and procedures:
Same contracts	2,925	3,023
New and acquired contracts, net of terminations	197	994
Total fee for service visits and procedures	3,122	4,017
Professional Service Expenses. Professional service expenses, which include physician and provider costs, billing and collection expenses, and other professional expenses, totaled $707.9 million in the three months ended September 30, 2015 compared to $546.3 million in the three months ended September 30, 2014, an increase of $161.5 million, or 29.6%. This increase between quarters is primarily related to our acquisitions and new contracts and a 5.2% increase in same contract professional service expenses primarily associated with increases in provider compensation. Professional service expenses as a percentage of net revenue increased to 78.7% in the three months ended September 30, 2015 from 76.7% in the three months ended September 30, 2014.
Professional Liability Costs. Professional liability costs were $27.5 million in the three months ended September 30, 2015 compared to $29.6 million in the three months ended September 30, 2014, a decrease of $2.1 million or 7.1%. Professional liability costs for the three months ended September 30, 2014 included an increase in prior year professional liability loss reserves of $7.1 million. Excluding the prior year reserve adjustment in the three months ended September 30, 2014, professional liability costs increased $5.0 million, or 22.2%. The decrease was primarily attributed to an increase in provider hours including increases from acquisitions and new contracts and an increase in allocation rates between periods. Professional liability costs as a percentage of net revenue were 3.1% in the third quarter of 2015 and 4.2% in 2014. Excluding the prior year reserve adjustment in the three months ended September 30, 2014, professional liability costs as a percentage of net revenue were 3.2% in the third quarter of 2014.

General and Administrative Expenses. General and administrative expenses increased $5.4 million, or 8.8%, to $67.1 million for the three months ended September 30, 2015 from $61.6 million in the three months ended September 30, 2014. General and administrative expenses included a credit to contingent purchase compensation expense of $3.5 million for the three months ended September 30, 2015 compared to $3.1 million of expense for the three months ended September 30, 2014. The credit in contingent purchase expense in the third quarter of 2015 is related to changes in our future contingent payment estimates due to certain acquisitions that are projected to fall short of operational or financial targets, resulting in a reduction of our previous estimate of contingent consideration payable at the end of the measurement period. In limited circumstances, the accrued contingent consideration is based on a multiple of earnings of the acquired practices during a specified measurement period and a moderate change in such projected earnings may result in a significant change to the estimated value of such previously projected contingent consideration liability during a reporting period. Excluding the contingent purchase compensation expense, general and administrative expense increased $12.0 million or 20.6%, to $70.6 million for the three months ended September 30, 2015 from $58.6 million in the three months ended September 30, 2014. The increase in general and administrative expenses was due primarily to the impact of acquisitions between periods. Total general and administrative expenses as a percentage of net revenue were 7.5% in the third quarter of 2015 and 8.7% in the same quarter in 2014. Excluding contingent purchase compensation expense, general and administrative expenses as a percentage of net revenue were 7.9% in the third quarter of 2015 compared to 8.2% in the third quarter of 2014.
Other (Income) Expenses, Net. In the three months ended September 30, 2015, we recognized other expense of $2.1 million compared to expense of $0.3 million in the same quarter in 2014. The expense recognized in 2015 is primarily related to the change in the fair value of assets related to our non-qualified deferred compensation plan. The expense recognized in 2014 is primarily related to the change in the fair value of assets related to our non-qualified deferred compensation plan.
Depreciation. Depreciation expense was $6.3 million in the three months ended September 30, 2015 compared to $5.8 million for the three months ended September 30, 2014. The increase of $0.5 million was primarily due to capital expenditures in 2015 and 2014.
Amortization. Amortization expense was $20.6 million in the three months ended September 30, 2015 compared to $13.0 million for the three months ended September 30, 2014. The increase of $7.6 million was primarily a result of an increase in other intangibles recognized in connection with our acquisitions in 2015 and 2014.
Net Interest Expense. Net interest expense increased $1.7 million to $5.6 million in the three months ended September 30, 2015 compared to $3.9 million in the corresponding quarter in 2014 primarily due to an increase in revolver borrowings due primarily to the funding of our acquisitions and an increase in the amortization of deferred financing costs partially offset by a reduction of interest from the repayment of the Term B Loan Facility in 2014.
Transaction Costs. Transaction costs were $3.9 million for the three months ended September 30, 2015 and $3.1 million for the three months ended September 30, 2014. These costs relate to advisory, legal, accounting and other fees incurred related to acquisition activity during the respective quarters. Of the total transactions costs in 2015, $2.6 million is associated with the IPC Healthcare transaction.
Earnings before Income Taxes. Earnings before income taxes in the three months ended September 30, 2015 were $58.3 million compared to $48.6 million in the three months ended September 30, 2014.
Provision for Income Taxes. The provision for income taxes was $22.8 million in the three months ended September 30, 2015 compared to $20.9 million in the three months ended September 30, 2014.
Net Earnings. Net earnings were $35.4 million in the three months ended September 30, 2015 compared to $27.7 million in the three months ended September 30, 2014.
Net Earnings (Loss) Attributable to Noncontrolling Interests. Earnings (loss) attributable to noncontrolling interests were a loss of $10,000 for the three months ended September 30, 2015 compared to earnings of $70,000 for the three months ended September 30, 2014.
Net Earnings Attributable to Team Health Holdings, Inc. Net earnings attributable to Team Health Holdings, Inc. were $35.4 million and $27.6 million for the three months ended September 30, 2015 and September 30, 2014, respectively.

Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014
Net Revenue Before Provision for Uncollectibles. Net revenue before provision for uncollectibles in the nine months ended September 30, 2015 increased $896.8 million, or 25.7%, to $4.39 billion from $3.49 billion in the nine months ended

September 30, 2014. The increase in net revenue before provision for uncollectibles resulted primarily from increases in fee for service revenue of $837.7 million and contract revenue of $60.7 million, partially offset by a decrease in other revenue of $1.6 million. In the nine months ended September 30, 2015, fee for service revenue was 86.8% of net revenue before provision for uncollectibles compared to 85.1% in the same period of 2014, contract revenue was 12.5% of net revenue before provision before uncollectibles compared to 14.0% in the same period of 2014 and other revenue was 0.7% in 2015 and 0.9% in 2014. The increase in fee for service revenue before provision for uncollectibles was primarily a result of a 33.4% increase in total fee for service visits and procedures. The increase in contract revenue was due primarily to the impact of new and acquired contracts.
Provision for Uncollectibles. The provision for uncollectibles increased $308.1 million or 21.0%, to $1.77 billion in the nine months ended September 30, 2015 from $1.46 billion in the corresponding period in 2014. The provision for uncollectibles as a percentage of net revenue before provision for uncollectibles declined to 40.4% in the nine months ended September 30, 2015 compared with 41.9% in the corresponding period of 2014. The provision for uncollectibles is primarily related to revenue generated under fee for service contracts that is not expected to be fully collected. The period-over-period increase in the provision for uncollectibles was due primarily to annual increases in gross fee schedules and increases in patient volumes and procedures. Changes in payor mix, particularly the level of self-pay fee for service visits, also have an impact on the provision for uncollectibles. For the nine months ended September 30, 2015, self-pay fee for service visits were approximately 15.5% of the total fee for service visits compared to approximately 18.0% in the same period of 2014, which constrained the growth in the provision for uncollectibles between periods.

Net Revenue. Net revenue in the nine months ended September 30, 2015 increased $588.7 million or 29.0%, to $2.62 billion from $2.03 billion in the nine months ended September 30, 2014. Acquisitions contributed 19.9%, net sales growth contributed 4.9%, and same contract revenue contributed 4.2% of the increase in period-over-period growth in net revenue. Within the acquisitions category, new hospital contracting opportunities that were initially developed by our sales and marketing process contributed 5.3% of overall net revenue growth between periods.
Total same contract revenue, which consists of contracts under management in both periods, increased $85.8 million, or 4.7%, to $1.90 billion in the nine months ended September 30, 2015 compared to $1.82 billion in the nine months ended September 30, 2014. Fee for service volume increases of 6.1% increased same contract revenue growth by 4.6%, while increases in same contract estimated collections on fee for service visits provided a 0.2% increase in same contract revenue growth between periods. The increase in the estimated collections per visit was constrained by a reduction in Medicaid parity revenue in the nine months ended September 30, 2015. Contract and other revenue constrained same contract revenue growth by 0.1% between periods. Acquisitions contributed $403.7 million of growth in net revenue and net new contract revenue increased $99.1 million between periods. The 2015 year to date benefit for Medicaid parity revenue recognized is $2.0 million, of which $0.2 million is same contract revenue. $27.7 million of Medicaid parity revenue was recognized in the nine months ended September 30, 2014, $25.6 million of which was same contract. Declines in Medicaid parity constrained consolidated revenue growth by 1.3% and same contract revenue growth 1.4% by between periods.
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

The components of net revenue include revenue from contracts that have been in effect for prior periods (same contracts) and from net, new and acquired contracts during the periods, as set forth in the table below:

	Nine Months Ended September 30,
	2014	2015
	(in thousands)
Same contracts:
Fee for service revenue	$1,383,476	$1,469,940
Contract and other revenue	434,253	433,613
Total same contracts	1,817,729	1,903,553
New contracts, net of terminations:
Fee for service revenue	92,328	193,259
Contract and other revenue	78,120	76,325
Total new contracts, net of terminations	170,448	269,584
Acquired contracts:
Fee for service revenue	38,321	380,276
Contract and other revenue	2,463	64,207
Total acquired contracts	40,784	444,483
Consolidated:
Fee for service revenue	1,514,125	2,043,475
Contract and other revenue	514,836	574,145
Total net revenue	$2,028,961	$2,617,620
The following table reflects the visits and procedures included within fee for service revenues described in the table above:

	Nine Months Ended September 30,
	2014	2015
	(in thousands)
Fee for service visits and procedures:
Same contracts	8,050	8,541
New and acquired contracts, net of terminations	824	3,296
Total fee for service visits and procedures	8,874	11,837
Professional Service Expenses. Professional service expenses, which include physician and provider costs, billing and collection expenses, and other professional expenses, totaled $2.06 billion in the nine months ended September 30, 2015 compared to $1.56 billion in the nine months ended September 30, 2014, an increase of $501.2 million, or 32.2%. This increase between periods is primarily related to our acquisitions and net new contract growth and a 6.4% increase in same contract professional service expenses primarily associated with increases in provider compensation. Professional service expenses as a percentage of net revenue increased to 78.7% in the nine months ended September 30, 2015 from 76.8% in the nine months ended September 30, 2014.
Professional Liability Costs. Professional liability costs were $81.4 million in the nine months ended September 30, 2015 compared to $73.5 million in the nine months ended September 30, 2014, an increase of $7.9 million or 10.7%. Professional liability costs for the nine months ended September 30, 2014 included an increase in prior year professional liability loss reserves of $7.1 million. Excluding the prior year reserve adjustment in 2014, professional liability costs increased $15.0 million, or 22.6%, between periods. The increase was primarily attributed to an increase in provider hours including increases from acquisitions and new contracts and an increase in allocation rates between periods. Professional liability costs as a percentage of net revenue were 3.1% in the nine months ended September 30, 2015 and 3.6% in the nine months ended September 30, 2014. Excluding the prior year revenue adjustments in 2014, professional liability costs as a percentage of net revenue were 3.3% in the nine months ended September 30, 2014.

General and Administrative Expenses. General and administrative expenses increased $23.4 million or 11.9% to $219.2 million for the nine months ended September 30, 2015 from $195.8 million in the nine months ended September 30, 2014. General and administrative expenses included contingent purchase compensation expense of $12.2 million for the nine months ended September 30, 2015 compared to $22.5 million of expense for the nine months ended September 30, 2014. Excluding the contingent purchase compensation expense, general and administrative expense increased $33.6 million or 19.4%, to $207.0 million for the nine months ended September 30, 2015 from $173.4 million in the nine months ended September 30, 2014. The increase in general and administrative expenses was due primarily to acquisitions and growth in salaries and new positions, and increases in legal and professional fees between periods on a same contract basis. Total general and administrative expenses as a percentage of net revenue were 8.4% in the nine months ended September 30, 2015 and 9.7% in the nine months ended September 30, 2014. Excluding contingent purchase compensation expense, general and administrative expenses as a percentage of net revenue were 7.9% in the nine months ended September 30, 2015 compared to 8.5% in the nine months ended September 30, 2014.
Other (Income) Expenses, Net. In the nine months ended September 30, 2015, we recognized other income of $0.2 million compared to $3.5 million in the same period in 2014. The income recognized in 2015 is primarily related to the sale of our equity investment in a hospital-based telemedicine consultation provider and certain assets that were held for sale, partially offset by a loss on sale of assets related to our outsourced medical coding practice and a decline in the fair value of assets related to our non-qualified deferred compensation plan. In 2014 the income recognized includes a $2.3 million net gain on the sale and disposal of assets, including the sale of assets associated with our clinic operations and income related to the increase in the fair value of assets related to our non-qualified deferred compensation plan.
Depreciation. Depreciation expense was $17.4 million in the nine months ended September 30, 2015 compared to $15.3 million for the nine months ended September 30, 2014. The increase of $2.1 million was primarily due to capital expenditures in 2015 and 2014.
Amortization. Amortization expense was $62.1 million in the nine months ended September 30, 2015 compared to $35.2 million for the nine months ended September 30, 2014. The increase of $26.9 million was primarily a result of an increase in other intangibles recognized in connection with our acquisitions in 2015 and 2014.
Net Interest Expense. Net interest expense increased $3.4 million to $14.1 million in the nine months ended September 30, 2015, compared to $10.8 million in the corresponding period in 2014, primarily due to increased revolver borrowings between periods and an increase in the amortization of deferred financing costs partially offset by a reduction of interest from the repayment of the Term B Loan facility in 2014.
Transaction Costs. Transaction costs were $7.2 million for the nine months ended September 30, 2015 and $5.7 million for the nine months ended September 30, 2014. These costs relate to advisory, legal, accounting and other fees incurred related to acquisition activity during the respective periods. Of the total transaction costs in 2015, $2.6 million is associated with the IPC Healthcare transaction.
Earnings before Income Taxes. Earnings before income taxes in the nine months ended September 30, 2015 were $157.5 million compared to $138.4 million in the nine months ended September 30, 2014.
Provision for Income Taxes. The provision for income taxes was $65.2 million in the nine months ended September 30, 2015 compared to $56.5 million in the nine months ended September 30, 2014.
Net Earnings. Net earnings were $92.4 million in the nine months ended September 30, 2015 compared to $81.8 million in the nine months ended September 30, 2014.
Net (Loss) Earnings Attributable to Noncontrolling Interests. Earnings (loss) attributable to noncontrolling interests were a loss of $0.1 million for the nine months ended September 30, 2015 and earnings of $0.2 million in the nine months ended September 30, 2014.
Net Earnings Attributable to Team Health Holdings, Inc. Net earnings attributable to Team Health Holdings, Inc. were $92.4 million and $81.6 million for the nine months ended September 30, 2015 and September 30, 2014, respectively.
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

Cash flow provided by operations for the nine months ended September 30, 2015 was $131.9 million compared to $106.7 million in the same period in 2014. Included in operating cash flow were contingent purchase price payments of $12.2 million in the nine months ended September 30, 2015 and $21.9 million in the same period in 2014. Excluding the impact of the contingent purchase payments, the operating cash flows in 2015 were $144.2 million compared to $128.7 million in 2014. Operating cash flow in the first nine months of 2015 reflects an increased level of profitability when compared to the prior year. Cash used in investing activities in the nine months ended September 30, 2015 was $127.4 million compared to $368.4 million in the same period of 2014. The $241.0 million decrease in cash used in investing activities was principally due to a decrease in cash used for acquisitions between periods. Cash used in financing activities in the nine months ended September 30, 2015 was $6.5 million compared to cash provided of $243.0 million in the nine months ended September 30, 2014. The change in financing activities between periods was primarily related to reduced net revolver drawings, offset by an increase in proceeds from stock option exercises and the related tax benefit.
We spent $31.1 million in the first nine months of 2015 and $16.8 million in the first nine months of 2014 on capital expenditures. These expenditures were primarily for billing and information technology investments and related development projects along with projects in support of operational initiatives.
As of September 30, 2015, we had cash and cash equivalents of approximately $18.2 million and total outstanding debt of $755.0 million. There were no known liquidity restrictions or impairments on our cash and cash equivalents as of September 30, 2015. The outstanding debt as of September 30, 2015 includes borrowings under our revolving credit facility in the amount of $170.0 million incurred primarily to fund our recently completed acquisitions. As of September 30, 2015, we had $480.0 million of available borrowings under our revolving credit facilities (without giving effect to $6.4 million of undrawn letters of credit). See Note 8 of the accompanying consolidated financial statements for a discussion of our indebtedness.
The senior credit facility agreement contains both affirmative and negative covenants, including limitations on our ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire our capital stock, acquire the capital stock or assets of another business and pay dividends, and requires us to comply with a maximum first lien net leverage ratio, tested quarterly. At September 30, 2015, we were in compliance with all covenants under the senior credit facility agreement. The senior credit facility is secured by substantially all of our U.S. subsidiaries’ assets.
Subject to any contractual restrictions, the Company and its subsidiaries, affiliates or significant shareholders may, from time to time, in their sole discretion, purchase, repay, redeem or retire any of the Company’s outstanding equity securities in privately negotiated or open market transactions, by tender offer or otherwise.

We have historically been an acquirer of other physician staffing businesses and related interests. For the nine months ended September 30, 2015, total net cash used in acquisitions, including contingent payments, was $128.6 million. As of September 30, 2015, we estimate future contingent payment obligations to be approximately $49.4 million for acquisitions made prior to September 30, 2015, which we expect to fund over a period of three years. $24.1 million was recorded as a liability on our balance sheet as of September 30, 2015, while the remaining estimated liability of $25.2 million will be recorded as contingent purchase and other acquisition compensation expense over the remaining performance period. See Note 3 of the accompanying consolidated financial statements for a discussion of our acquisitions and related contingent obligations.
We are currently in discussions with certain physician staffing businesses regarding potential acquisition opportunities. If we consummate any of these potential acquisitions, we would expect to fund such acquisitions using our existing cash, through borrowings under our revolving credit facility, or through the issuance of additional debt or equity. See Note 3 of the accompanying consolidated financial statements for a discussion of the Company's acquisition activity and related contingent purchase obligations, including discussion of the IPC Transaction.
Effective March 12, 2003, we began providing for professional liability risks in part through captive insurance companies. Prior to such date, we insured such risks principally through the commercial insurance market. The change in the professional liability insurance program initially resulted in increased cash flow due to the retention of cash formerly paid out in the form of insurance premiums to a commercial insurance company coupled with a long period (typically 2-4 years or longer on average) before cash payout of such losses occurs. A portion of such cash retained is retained within our captive insurance companies and therefore is not immediately available for general corporate purposes. Investments held by the Company and our captive insurance subsidiaries are carried at fair market value. As of September 30, 2015, these investments totaled approximately $97.5 million, including a $2.0 million net unrealized gain. See Note 5 of the accompanying consolidated financial statements for a discussion of the investments held by the Company and our captive insurance subsidiaries.
Effective June 1, 2014, we renewed our fronting carrier program with a commercial insurance carrier through May 31, 2016. In June 2015, we paid cash premiums of approximately $15.8 million to the commercial insurance carrier. For the nine months ended September 30, 2015, we funded approximately $16.7 million of premiums to our captive insurance subsidiaries.

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

The following table sets forth a reconciliation of net earnings attributable to Team Health Holdings, Inc. to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
	(in thousands)
Net earnings attributable to Team Health Holdings, Inc.	$27,586	$35,442	$81,634	$92,431
Interest expense, net	3,921	5,572	10,758	14,132
Provision for income taxes	20,895	22,837	56,542	65,178
Depreciation	5,826	6,290	15,315	17,423
Amortization	12,991	20,633	35,203	62,085
Other (income) expenses, net(a)	292	2,137	(3,457)	(182)
Contingent purchase and other acquisition compensation expense(b)	3,086	(3,530)	22,483	12,230
Transaction costs(c)	3,107	3,869	5,734	7,170
Equity based compensation expense(d)	3,345	3,985	12,693	13,197
Insurance subsidiaries interest income	503	535	1,501	1,558
Professional liability loss reserve adjustments associated with prior years	7,088	—	7,088	—
Severance and other charges	381	3,343	1,563	4,590
Adjusted EBITDA	$89,021	$101,113	$247,057	$289,812

(a)	Reflects gain or loss on sale of assets, realized gains on investments, and changes in fair value of investments associated with the Company’s non-qualified retirement plan.

(b)	Reflects expense recognized for historical and estimated future contingent payments and other compensation expense associated with acquisitions.

(c)
Reflects expenses associated with accounting, legal, due diligence and other transaction fees related to acquisition activity, including costs associated with the IPC Healthcare transaction of $2.6 million.

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
At September 30, 2015, the fair value of the Company’s total debt was approximately $741.9 million, which had a carrying value of $755.0 million, all of which was variable debt. If the market interest rates for the Company’s variable rate borrowings had averaged 1% more subsequent to December 31, 2014, the Company’s interest expense would have increased, and earnings before income taxes would have decreased, by approximately $6.2 million for the nine months ended September 30, 2015. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management could take actions in an attempt to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company’s financial structure.

Item 4.	Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired objectives. As of September 30, 2015, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that as of September 30, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting: There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
There have been no material changes to the risk factors set forth in Item 3. to Part I of our annual report on Form 10-K for the year ended December 31, 2014, except as discussed in Note 10 of our in this quarterly report on Form 10-Q.

Item 1A.	Risk Factors
For a discussion of our potential risks and uncertainties, please see “Risk Factors” in Part 1, Item 1A of our annual report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on February 10, 2015. In addition, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors and Trends that Affect Our Results of Operations” herein and the 2014 Form 10-K. In addition to the risk factors disclosed in Part 1, Item 1A of the 2014 Form 10-K, the following are certain risk factors associated with the IPC Transaction:
Risk Factors Relating to the IPC Transaction

We may be unable to successfully integrate IPC’s operations or to realize targeted cost savings, revenues or other benefits of the IPC Transaction.

We face numerous risks and challenges to successful integration of IPC, including the following:

•	the potential for unexpected costs, delays and challenges that may arise in integrating IPC into our existing business;

•	limitations on our ability to realize the expected cost savings and synergies from the IPC Transaction;

•	challenges related to integrating IPC’s operations that has a management team and a company culture that differs from our own;

•	challenges related to the integration of businesses that operate in new geographic areas, including difficulties in identifying and gaining access to customers in new markets;

•	difficulties of managing operations outside of our existing core business, which may require development of additional skills and competencies; and

•
discovery of previously unknown liabilities in connection with the IPC Transaction, including, among other things, the qui tam whistleblower action and the Florida Medicaid temporary reimbursement suspension.

We will incur significant transaction and acquisition-related costs in connection with the IPC Transaction.

We expect to incur significant costs associated with the IPC Transaction and combining the operations of the two companies, including costs to achieve targeted cost-savings. The substantial majority of the expenses resulting from the IPC Transaction will be composed of transaction costs related to the IPC Transaction, systems consolidation costs, and business integration and employment-related costs, including costs for severance, retention and other restructuring. We may also incur transaction fees and costs related to formulating integration plans. Additional unanticipated costs may be incurred in the integration of the two companies’ businesses. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow us to offset incremental transaction and acquisition-related costs over time, this net benefit may not be achieved in the near term, or at all.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not Applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

2.1
Agreement and Plan of Merger dated as of August 4, 2015, by and among Team Health Holdings, Inc., Intrepid Merger Sub, Inc. and IPC Healthcare, Inc. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K, filed on August 4, 2015: File No. 001-34573)

3.1	Certificate of Incorporation of Team Health Holdings, Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed on December 18, 2009: File No. 001-34583)

3.2	Amended and Restated By-laws of Team Health Holdings, Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed on April 18, 2013: File No. 001-34583)

10.1
Debt Commitment letter dated as of August 4, 2015 by and among Team Health Holdings, Inc., Team Health, Inc. and Citigroup Global Markets, Inc., Citibank N.A., Citigroup USA, Inc., Citicorp North America, Inc. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K, filed on August 4, 2015: File No. 001-34573)

10.2
Amended and Restated Debt Commitment letter dated as of August 25, 2015 by and among Team Health Holdings, Inc., Team Health, Inc. and Citigroup Global Markets, Inc., Citibank N.A., Citigroup USA, Inc., Citicorp North America, Inc.

10.3
Amendment No. 1, dated as of October 2, 2015, among  Team Health, Inc., the Company, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and as swing line lender to the Amended and Restated Credit Agreement, dated as of October 2, 2014, among Team Health, Inc., the Company, the lenders party thereto from time to time and the other agents party thereto.

31.1	Certification by Michael D. Snow for Team Health Holdings, Inc. dated November 3, 2015 as required by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification by David P. Jones for Team Health Holdings, Inc. dated November 3, 2015 as required by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Certification by Michael D. Snow for Team Health Holdings, Inc. dated November 3, 2015 as required by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.2	Certification by David P. Jones for Team Health Holdings, Inc. dated November 3, 2015 as required by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2015 and December 31, 2014, (ii) Consolidated Statement of Comprehensive Earnings for the three and nine months ended September 30, 2015 and 2014, (iii) Consolidated Statement of Cash Flows for the nine months ended September 30, 2015 and 2014, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEAM HEALTH HOLDINGS, INC.

November 3, 2015	/S/ MICHAEL D. SNOW
Michael D. Snow President and Chief Executive Officer

November 3, 2015	/S/ DAVID P. JONES
David P. Jones Executive Vice President and Chief Financial Officer