Form 10-K
period 2015-12-31
TEAM HEALTH HOLDINGS INC.
filed 2016-02-22
CIK 1082754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2015

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
(do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☑
As of June 30, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting and non-voting common equity held by non-affiliates (for this purpose, all outstanding and issued common stock minus stock held by the officers, directors and known holders of 10% or more of the registrant’s common stock) was $4.7 billion, based on the closing price of the registrant’s common stock reported on the New York Stock Exchange on such date of $65.33 per share.
As of February 18, 2016, there were outstanding 73,537,940 shares of common stock of Team Health Holdings, Inc, with a par value of $.01.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission relating to the 2016 Annual Meeting of Shareholders, which statement will be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference into Part III of this report.

ANNUAL REPORT ON FORM 10-K

PART I

Item 1.	Business
Unless the context requires otherwise, references   to “TeamHealth,” “we,” “our,” “us” and the “Company” or “Organization” refer to Team Health Holdings, Inc., its  subsidiaries and its affiliates, including its affiliated medical groups, all of which are part of the TeamHealth system. Separate subsidiaries or other affiliates of Team Health Holdings, Inc. carry out all operations and employ all employees within the TeamHealth system. The terms “clinical providers,”  “TeamHealth physicians or providers,” “affiliated providers,” “our providers” or “our clinicians” and similar terms mean and include: (i) physicians and other healthcare providers who are employed by subsidiaries or other affiliated entities of Team Health Holdings, Inc., and (ii) physicians and other healthcare providers who contract with subsidiaries or other affiliated entities of Team Health Holdings, Inc. All such physicians and other healthcare providers exercise their independent professional clinical judgment when providing clinical patient care. Team Health Holdings, Inc. is a holding company that does not contract with physicians to provide medical services nor does it practice medicine in any way.
Our Company
We believe we are one of the largest suppliers of outsourced healthcare professional staffing and administrative services to hospitals and other healthcare providers in the United States, based upon revenues, patient visits, and number of clients. We serve approximately 3,400 civilian and military hospitals, clinics and physician groups in 47 states with a team of more than 18,000 affiliated healthcare professionals, including physicians, physician assistants, nurse practitioners, and nurses. We recruit and contract with healthcare professionals who then provide professional services within third-party healthcare facilities. We are a physician-founded organization with physician leadership throughout all levels of our organization. Since our inception in 1979, we have provided outsourced services in emergency departments (EDs). We also provide comprehensive programs for anesthesiology, inpatient services (hospitalists comprising the specialties of internal medicine, orthopedic surgery, general surgery and OB/GYN), scribes, ambulatory care, pediatrics, post-acute care and other healthcare services, by providing permanent staffing that enables the management teams of hospitals and other healthcare facilities to outsource certain management, recruiting, hiring, payroll, billing and collection and benefits functions.
EDs are a significant source of hospital inpatient admissions with a majority of admissions for key medical service lines starting in EDs, making successful management of this department critical to a hospital’s patient satisfaction rates and overall success. This dynamic, combined with the challenges involved in billing and collections and physician recruiting and retention, is a primary driver for hospitals to outsource their clinical staffing and management services to companies such as ours. For the year ended December 31, 2015, our clinicians provided services to over 15 million patients within our EDs. Our net revenues from ED contracts increased by approximately 88% from the beginning of 2011 through 2015, or at a compound annual growth rate of approximately 17.0%. We have long-term relationships with customers under exclusive ED contracts with an approximate 96% renewal rate and a 93% physician retention rate as of December 31, 2015 (calculated on a preceding 12 months basis). The EDs that we staff are generally located in mid-sized to larger hospitals. We believe our experience and expertise in managing the complexities of these high-volume EDs enable our hospital clients to provide higher quality and more efficient physician and administrative services. In this type of setting, we can establish stable long-term relationships, recruit and retain high quality physicians and other providers and staff, and obtain attractive payor mixes and reasonable margins.
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
We are a national company delivering our services through 22 regional operating units located in key geographic markets. Our operating model enables us to provide a localized presence combined with the benefits of scale in centralized administrative and other back office functions that accrue to a larger, national company. The teams in our regional offices are responsible for managing our client relationships and providing healthcare administrative services.
Team Health Holdings, Inc., is a corporation organized under the laws of the State of Delaware in 2009. Our common stock is traded on the New York Stock Exchange (NYSE) under the symbol “TMH.”

IPC Acquisition
On November 23, 2015, the Company completed the acquisition (IPC transaction) of IPC Healthcare, Inc. (IPC). IPC is a leading national acute hospital medicine and post-acute provider group practice in the United States. Hospital medicine is organized around inpatient care, delivered primarily in acute care hospitals, and post-acute medicine is delivered primarily in skilled nursing facilities. IPC’s clinical services are focused on providing, managing and coordinating the entire episode of care of inpatients. As of December 31, 2015, IPC had approximately 3,200 affiliated healthcare professionals, including physicians, physician assistants, nurse practitioners, and nurses. IPC’s affiliated clinicians are primarily full-time and part-time employees of its wholly owned subsidiaries or affiliated professional organizations. Collectively, IPC’s affiliated clinicians work with more than 48,000 referring physicians and 3,500 health plans.
IPC assists hospitals, post-acute care facilities and payors in improving quality of care, increasing operating efficiencies and reducing costs. Through IPC’s affiliated clinicians, IPC provides, manages and coordinates the care of hospitalized patients and serves as the inpatient partner of primary care physicians and specialists, allowing them to focus their time and resources on their office based practices or specialties. IPC provides its affiliated clinicians with the infrastructure, information management systems, specialized training programs and administrative support necessary to perform these services. These administrative services help reduce the burden associated with managing a physician practice, making IPC an attractive employer for hospitalists and post-acute clinicians whether practicing individually or in groups.
Pursuant to the terms of the agreement each share of IPC common stock issued and outstanding as of the date of the IPC Transaction were converted into the right to receive $80.25 per share in cash resulting in total net cash consideration paid of $1.41 billion. The Company also assumed $148.2 million of existing IPC debt which was redeemed simultaneous with the closing of the transaction. In addition to the cash consideration the Company replaced all of IPC's outstanding share-based payment awards as of the date of the completed transaction with equivalent Company share-based equity awards.
Service Lines
We provide a full range of outsourced physician staffing and administrative services in emergency medicine, hospital medicine, anesthesiology, inpatient services (hospitalists comprising the specialties of internal medicine, critical care, orthopedic surgery, general surgery, and OB/GYN), scribes, ambulatory care, pediatrics, post-acute care and other healthcare services. We also provide a full range of healthcare management services to military treatment and government facilities. In addition to physician-related services within a military treatment facility setting, we also provide non-physician staffing services, including such services as para-professional providers, nursing, specialty technicians and administrative staffing to military and government facilities.
Emergency Department. We believe we are one of the largest providers of outsourced clinical staffing and administrative services for hospital-based and free-standing EDs in the United States, based upon revenues and patient visits. We contract with hospitals to provide qualified emergency physicians, physician assistants and nurse practitioners for their EDs. In addition to the core services of contract management, recruiting, credentials coordination, staffing and scheduling, we provide our client hospitals with enhanced services designed to improve the efficiency and effectiveness of their EDs. We have specific programs that apply proven process improvement methodologies to departmental operations. By providing these enhanced services, we believe we increase the value of services we provide to our clients and improve client relations. Additionally, we believe these enhanced services also differentiate us from our competitors in sales situations and improve our chances of being selected in a competitive bidding process. As of December 31, 2015, we independently contracted with or employed approximately 4,900 hospital-based emergency physicians. Net revenues derived from our ED service line were 67%, 68% and 67% of our consolidated net revenues in 2013, 2014 and 2015, respectively.
IPC - Hospital Medicine and Post-Acute Provider Services (IPC Service Line). Through our recent acquisition of IPC we have significantly expanded our Hospital Medicine service line for both acute and post-acute care facilities. We assist hospitals, post-acute care facilities and payors in improving quality of care, increasing operating efficiencies and reducing costs. Our clinical services are focused on providing, managing and coordinating the entire episode of care of inpatients. Through our affiliated clinicians, we provide, manage and coordinate the care of hospitalized patients and serve as the inpatient partner of primary care physicians and specialists, allowing them to focus their time and resources on their office based practices or their specialties. Our clinicians assume the inpatient care responsibilities that are otherwise provided by the primary care physician or attending physician and are reimbursed by third parties using the same fee for service visit-based or procedural billing codes as would be used by the primary care physician or attending physician. By practicing each day in the same facility, our clinicians perform consistent functions, interact regularly with the same healthcare professionals and become highly accustomed to specific facility processes, which can result in greater efficiency, less process variability and better patient outcomes. We believe our hospitalists and post-acute clinicians are better able to achieve these results because of their exclusive focus on inpatient care without the inherent distraction of balancing both inpatient and outpatient care responsibilities. Likewise, we believe our clinicians generate operating and cost efficiencies by managing the treatment of a large number of patients with similar clinical needs. Net revenues derived from our IPC service line were 2% in 2015. For the year ended December 31, 2015, on a pro forma basis assuming the IPC Transaction had been completed on January 1, 2015, approximately 17% of our consolidated revenues would have been generated by the IPC service line.
Anesthesiology. We provide outsourced anesthesiology and pain management solutions to hospitals and ambulatory surgery centers on a ‘turn-key’ basis. The services provided by our anesthesiologists, certified registered nurse anesthetists (CRNAs), and anesthesiologist assistants include anesthesia for the full range of surgical subspecialties, including cardiac, pediatric, trauma, ambulatory, orthopedic, obstetrical, general and ear, nose and throat, as well as interventional pain management. We also provide comprehensive administrative oversight and business management of these services, including processes designed to improve the efficiency and effectiveness of the anesthesiology department and the hospital’s surgical services. We believe that this, along with our industry reputation and our focus on high levels of customer service, provide us with key market differentiation. As of December 31, 2015, we independently contracted with or employed approximately 400 anesthesiologists. Net revenues derived from our anesthesiology service line were 10% of our consolidated net revenues in 2013 and 11% 2014 and 2015.

Inpatient Services (Hospitalists Comprising the Specialties of Internal Medicine, Critical Care, Orthopedic Surgery, General Surgery and OB/GYN). We provide physician staffing and administrative functions for inpatient services, which include hospital medicine, intensivist and house coverage services. Hospital medicine is organized around inpatient care, delivered primarily in hospitals. We also contract directly with health plans. As of December 31, 2015, we independently contracted with or employed approximately 900 inpatient physicians. Net revenues derived from our inpatient services operations were 12% of our consolidated net revenues in 2013 and 11% in 2014 and 2015.
Military Staffing Services. We provide physician and other non-physician staffing services, including such services as nursing, specialty technician and administrative staffing, primarily in military treatment and outpatient clinical facilities within the United States. These services are generally provided on an hourly contract basis. Net revenues derived from our military staffing services line were 5%, 4%, and 3% of our consolidated net revenues in 2013 and 2014 and 2015, respectively.
Temporary Staffing. We provide temporary staffing (locum tenens) of physicians and advanced practice clinicians to hospitals and other healthcare organizations through our subsidiary, D&Y. We also use D&Y to provide locum tenens staffing to our internal operations when such opportunities are available. Temporary staffing specialties placed include anesthesiology, hospitalists, primary care, radiology, psychiatry and emergency medicine, among others. Revenues from these services are generally derived from a standard contract rate based upon the type of service provided. Customers include hospitals, military treatment facilities and medical groups.
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
Scribes. Through our medical scribes company, PhysAssist, we provide documentation services to physicians and other medical personnel in a variety of healthcare environments. PhysAssist also provides scribes to our internal operations in certain locations.
Ambulatory Care. We provide cost-effective, high quality primary care physician staffing and administrative services in stand-alone urgent care clinics and in clinics located on the work-site of industrial clients. Urgent care is an emerging area that is an important part of the continuum of care and not only serves as a portal on the initial or front end of care but also as a site for the delivery of follow up post discharge care to patients. We believe that there will be a need for increased urgent care capacity as a result of an expansion in the number of individuals with health insurance under the Patient Protection and Affordable Care Act (PPACA) and the reemergence of cost-based initiatives will increase pressure to drive care to the lowest cost setting. As opportunities present themselves, we will look to develop urgent care clinics in attractive markets including working in concert with our hospital partners in various arrangements including potential joint ventures or staffing hospital owned facilities.
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
In addition, we can provide our ED clients with outbound follow-up calls to patients who have been discharged from an ED. We believe this service results in increased patient satisfaction and decreased liability for the hospital.
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
Under flat-rate contracts, the hospital usually performs the billing and collection services of the professional component and assumes the risk of collectability. In return for providing the physician staffing and administrative services, the hospital pays us a contractually negotiated fee, often on an hourly basis. Under cost-plus contracts, the hospital typically reimburses us the amount of our total costs incurred in providing physicians and mid-level practitioners to perform the professional services, plus an agreed upon administrative management fee, less our billings and collections of the professional component of the charges for such professional services.
IPC’s affiliated clinicians are credentialed and maintain privileges at the hospitals they serve. Patients are referred to our affiliated clinicians through their community medical providers, emergency departments, payors and hospitals, in the same manner as many other medical professionals receive referrals. Third party payors and patients pay for our services in the same manner as they would pay the primary care physicians and other medical professionals who otherwise would be furnishing this direct patient care. Patient encounters are obtained through a network of more than 48,000 referring physicians and 3,500 health plans. Our hospitalist programs are structured to provide acute care hospitals with a consistent on-site physician presence that typically results in fewer admitting physicians overseeing patients in the hospital, thereby reducing process variability and enhancing the ability to implement standardized practices. We believe our affiliated clinicians’ consistent presence in the facilities leads to more efficient processes within the acute care hospitals, which can improve clinical outcomes, decrease average length of inpatient stay and lower costs per day. By concentrating the care of more patients with relatively fewer physicians, hospitals can more easily implement new initiatives and enhance compliance with protocols.
Alternative Sites of Inpatient and Post-Acute Care Facilities. Alternative sites of inpatient and post-acute care facilities such as long-term acute care facilities, specialty hospitals, psychiatric facilities, rehabilitation hospitals and skilled nursing facilities face many of the same challenges as acute care hospitals. There is increasing demand for facility-based care in the post-acute setting, and these facilities face challenges related to the narrow breadth of physician coverage that is typically available at such sites. Our affiliated clinicians provide alternative sites of inpatient care in the post-acute setting with consistent on-site physician availability and experience. We believe this benefits inpatient care in post-acute care facilities by providing a single point of contact and regular communication with other healthcare constituents outside the site of care. Our clinicians in both post-acute and acute care facilities may coordinate patient care with each other, thereby providing a continuum of care which improves quality of care while enhancing the patient experience. By coordinating inpatient care at such facilities, we believe our affiliated clinicians manage the appropriate utilization of patient care to the benefit of both the patients and the facility.
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
Our contracts with physicians generally have automatic renewal provisions and can be terminated at any time under certain circumstances by either party without cause, typically upon 90 to 180 days notice. Our physician contracts may also be terminated immediately for cause by us under certain circumstances. In addition, we have generally required physicians to sign non-competition and non-solicitation agreements. Although the terms of our non-competition and non-solicitation agreements vary from physician to physician, they generally restrict the physician for two years after termination from divulging confidential information, soliciting or hiring our employees and physicians, inducing termination of our agreements, competing for and/or soliciting our clients and, in limited cases, providing services in a particular geographic region. As of December 31, 2015, we had working relationships with approximately 8,700 physicians, of which approximately 3,900 were independently contracted. See “Risk Factors—Risks Related to Our Business—If we are not able to successfully recruit and retain qualified physicians and nurses to serve as our independent contractors or employees, our net revenues could be adversely affected.”
Other Healthcare Professionals. We utilize other advanced practice clinicians, such as physician assistants, nurse practitioners, certified registered nurse anesthetists, anesthesiologist assistants and administrative support staff to assist physicians when staffing our hospital-based facilities. We also provide other healthcare professionals such as nurses, specialty technicians and administrative support staff on a contractual basis to military treatment and government facilities. As of December 31, 2015, we employed or contracted with approximately 9,300 other healthcare professionals.
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
Through our acquisition of IPC we provide our affiliated hospital medicine clinicians with access to IPC-Link ® and other third party applications (collectively IPC-Link ® ) through our web-based “Virtual Office” portal to support their clinical, administrative and communications needs. IPC-Link ® is distinctive in its ability to capture the results of each doctor-patient encounter and organize these results into a searchable database. IPC-Link ® enables our affiliated clinicians to view and record important patient data, and allows clinicians in a practice group to share patient information as needed. Additionally, the technology enables our affiliated clinicians to communicate directly and securely to our clinical call center and our risk management and compliance departments. IPC-Link ® includes a secure, HIPAA-compliant web interface, which allows us to assume responsibility for billing, collection and reimbursement for services rendered by our affiliated clinicians.
Within IPC, we use IPC-Link ® to create customized surveys for patients who are discharged to home from an inpatient facility. To assist in monitoring and documenting the patient’s discharge or transition to outpatient care, IPC-Link ® provides our call center with patient information and follow-up instructions. Our system provides for our dedicated call center staff of patient representatives and nurses to contact the discharged patient, usually within 48 hours of discharge, to discuss the patient’s ability to understand post-discharge instructions, obtain prescribed medication, schedule an appointment with a primary care physician, and fulfill other health-related post-discharge needs. Our system enables us to identify a patient’s post-discharge medical issues on a near real-time basis, coordinate care with the appropriate care provider, improve outcomes, lower the re-admission rate into inpatient facilities, and decrease our medical malpractice risk.

Billing and Collections. Our billing and collection services are a critical component of our business. Our fee for service billing and collection internal operations are primarily conducted at one of seven billing locations. With the exception of the recently acquired IPC volume, our emergency medicine, acute-care, and anesthesia services operate on a uniform billing system using a state of the art billing and accounts receivable software package with comprehensive reporting capabilities. We are able to maintain fee schedules that vary for the level of care rendered and to apply contractually agreed upon allowances (in the case of commercial and managed care insurance payors) and reimbursement policy parameters (in the case of governmental payors) to allow us to process payor reimbursements at levels that are less than the gross charges resulting from our fee schedules. Our billing system calculates the contractual allowances at the time of processing of third-party payor remittances. The contractual allowance calculation is used principally to determine the propriety of subsequent third-party payor payments. The nature of emergency care services and the requirement to treat all patients in need of such care and often times under circumstances where complete and accurate billing information is not readily available at the time of discharge, precludes the use of our billing system to accurately determine contractual allowances on an individual patient basis for financial reporting purposes. As a result, management estimates net revenues, which is our revenue estimated to be collected after considering our contractual allowance obligations and our estimates of doubtful accounts, as further discussed in detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” IPC billing and collections are also performed internally utilizing a different billing and accounts receivable system. As part of the integration plan with IPC, we are in the process of migrating these functions to our existing billing system.
We have interfaced a number of other software systems with our billing system to further improve productivity and efficiency. Foremost among these is an electronic registration interface that has the capability to gather registration information directly from a hospital’s management information system. Additionally, we have invested in electronic submission of claims and remittance posting, as well as electronic chart capture, workflow, and online coding. These programs have resulted in lower labor and postage expenses. During 2015, approximately 89% of our nearly 17 million fee for service patient visits were processed through our enhanced billing system applications..
We also operate an internal collection agency. Substantially all non-IPC collection placements generated from our billing locations are sent to the agency. Comparative analysis has shown that the internal collection agency is more cost effective than the use of outside agencies and has improved the collectability of existing placements. Our advanced comprehensive billing and collection systems allow us to have full control of accounts receivable at each step of the process.
Risk Management. Through the organization’s Patient Safety Organization (PSO), claims management staff, quality assurance staff, Chief Risk Officer, and medical directors, we manage an aggressive risk management program for loss prevention and early intervention. We are proactive in promoting early reporting, evaluation and resolution of serious incidents that may evolve into claims or suits. Our risk management function is designed to prevent or minimize medical professional liability claims and includes:

•	incident reporting systems through which we monitor events that may potentially become claims;

•	tracking/trending the cause of events and claims looking for preventable sources of erroneous medical treatment or decision-making;

•	risk management quality improvement programs;

•	physician education and service programs, including peer review, clinical performance review and the provision of more than 300,000 hours of Category I continuing medical education credits in 2015;

•	collection of loss prevention information available to affiliated providers, enabling them to review current topics in medical care; and

•	early intervention in potential professional liability claims.
In addition, we believe we have one of the most comprehensive risk management information systems on the market. We use this information system to enhance our physician risk management assessments, malpractice claims/litigation management and the analysis of claims data to identify loss patterns/trends. The collection and analysis of claims data enables us to evaluate losses and target risk management intervention to proactively address potential liability exposures. We also use this information as the basis for our biannual actuarial analyses.

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

Continuing Medical Education Services. The TeamHealth Institute is fully accredited by the Accreditation Council for Continuing Medical Education and the American Nurses Credentialing Center. This allows us to grant our clinicians continuing medical education credits for educational programs at a lower cost than if such credits were earned through external programs.
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
Operations
As of December 31, 2015 we had multiple principal service lines located at 22 regional sites. Our regional sites are listed in the table below. The ED, Anesthesia and Acute Care Services units are managed by senior physician and business leaders with profit and loss accountability and the responsibility for pricing new contracts, recruiting and coordinating the schedules of physicians and other healthcare professionals, marketing locally and conducting day-to-day operations. The management of corporate functions such as accounting, payroll, human resources, capital spending, information systems and compliance and legal services are centralized.

Name	Location	Principal Services
After Hours Pediatrics	Tampa, FL	Pediatrics
D&Y	Huntsville, AL	Locum Tenens
Heath Care Financial Services	Knoxville, TN	Billing
IPC Healthcare	North Hollywood, CA	Hospital Medicine/Post-Acute Provider Services
PhysAssist of TeamHealth	Fort Worth, TX	Scribes
Premier of TeamHealth	Dayton, OH	Emergency Medicine
Spectrum Healthcare Resources	St. Louis, MO	Military Staffing
TeamHealth Acute Care Services	Morrisville, NC	Specialty Hospitalist
TeamHealth Anesthesia	Denver, CO	Anesthesia
TeamHealth Anesthesia	Palm Beach Gardens, FL	Anesthesia
TeamHealth Atlantic	Knoxville, TN	Emergency Medicine
TeamHealth Central	Chicago, IL	Emergency Medicine
TeamHealth Central	Lexington, KY	Emergency Medicine
TeamHealth Hospital Medicine	Plantation, FL	Inpatient Services
TeamHealth Mid-Atlantic	Knoxville, TN	Emergency Medicine
TeamHealth Northeast	Middleburg Heights, OH	Emergency Medicine
TeamHealth Northeast	Woodbury, NJ	Emergency Medicine
TeamHealth Southeast	Plantation, FL	Emergency Medicine
TeamHealth Urgent Care	Amherst, NY	Ambulatory Care
TeamHealth West	Oklahoma City, OK	Emergency Medicine
TeamHealth West	Pleasanton, CA	Emergency Medicine
TeamHealth West	Seattle, WA	Emergency Medicine

We require the physicians with whom we contract to obtain professional liability insurance coverage. For our contracted physicians and other healthcare providers, we typically provide for claims-made coverage with per incident and annual aggregate per physician limits and per incident and annual aggregate limits for various corporate entities. These limits are deemed appropriate by management based upon historical claims, the nature and risks of the business and standard industry practice.
We provide for a significant portion of our professional liability loss exposures through the use of a captive insurance company and through utilization of self-insurance reserves. We base a substantial portion of our provision for professional liability losses on periodic actuarial estimates of such losses. We also engage in commercial insurance programs to cover a portion of our professional liability exposure, primarily at IPC.
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
Employees and Independent Contractors
As of December 31, 2015, we had approximately 18,800 employees, of which approximately 4,900 worked in billing and collections, operations and administrative support functions, approximately 4,800 were physicians and approximately 9,100 were other healthcare providers. In addition, we had agreements with approximately 4,200 independent contractors, of whom approximately 3,900 were physicians.

Competition
The market for outsourced ED staffing and management services is highly fragmented. We believe there are approximately 2,700 hospitals in our target market that operate full-time EDs. Of those, approximately 53 percent are either hospital employed or managed by a local physician group. Regional groups make up about 11 percent of the market, and national groups make up the balance of 36 percent.
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
The market for outsourced professional anesthesia services is large, diverse and highly fragmented. We believe there are approximately 2,000 hospitals in our target market, of which 79 percent are either hospital employees or local physician groups. Regional groups make up approximately 4 percent of the market, with the remaining 17 percent outsourcing to national groups.
We believe Mednax, Inc. and Sheridan Healthcare, a subsidiary of AmSurg Corp. are two of the largest providers in the anesthesia services market. There are several smaller companies, including several backed by private equity investors, that provide outsourced anesthesia services and that operate in multiple states.
The market for outsourced professional hospitalist and specialty hospitalist services is diverse and highly fragmented. We believe there are approximately 2,700 hospitals in our target market that operate hospitalist or specialty hospitalist programs. Of those, approximately 77 percent are either hospital employed or local physician groups. Regional groups make up approximately 4 percent of the market with the remaining 19 percent outsourcing to national groups.
We believe Sound Physicians and EmCare are two of the largest providers of hospitalist and specialty hospitalist services. There are several smaller physician groups that provide hospitalist services as well as some hospitals that continue to utilize the traditional model of local primary care providers rounding on patients during non-office hours.
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

Financial Information About Segments
We provide our services through eight operating segments which are aggregated into four reportable segments: Hospital Based Services, IPC Healthcare, Specialty Services, and Other Services. The Hospital Based Services segment, which is an aggregation of emergency medicine, anesthesia, and our legacy acute care staffing services primarily within hospital settings, provides comprehensive healthcare service programs to users of healthcare services on a fee for service as well as a cost plus or contract basis. The IPC Healthcare segment consists of IPC and provides comprehensive acute hospital medicine and post-acute provider service programs to users of healthcare services and was acquired as part of the IPC Transaction in 2015. See Note 3 to the consolidated financial statements included in this Form 10-K for additional discussion of the IPC Transaction. The Specialty Services segment, which is an aggregation of military and government healthcare staffing, clinical services, and nurse call center operations, provides comprehensive healthcare service programs to users of healthcare services in a non-hospital based environment. The Other Services segment is an aggregation of locums staffing, scribes, and billing, collection and consulting services that provides a range of other comprehensive healthcare services. See Note 21 to the consolidated financial statements included in this Form 10-K for additional discussion of our segments.
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
All of the above services are subject to changes in Medicare reimbursement. In November 2015, the Centers for Medicare and Medicaid Services (CMS) released its final 2016 Medicare Physician Fee Schedule (MPFS) payment changes covering the period from January 1, 2016 through December 31, 2016. This is the first regulatory update to the MPFS since the sustainable growth rate (SGR) formula was repealed in April 2015.
On April 14, 2015, Congress enacted the Medicare Access and CHIP Reauthorization Act of 2015 (MACRA), which permanently repeals the SGR formula, and provides for annual updates of 0.5% for a 5-year period (starting July 1, 2015 through the end of 2019). Starting in 2020, through the end of 2025, there will be no annual updates to the payment rates, but physicians will have the opportunity to receive additional payment adjustments through the Merit-Based Incentive Payment System (MIPS), which is an incentive-based payment program that rewards quality performance related to four assessment categories: quality of care measures, resource use, meaningful use of electronic health records (EHRs), and clinical practice improvement activities. Physicians will receive a positive or negative payment adjustment based on how their composite performance score for each of the four assessment categories compared to the relevant performance threshold. Negative payment adjustments are capped at 4% in 2019, increasing each year, up to 9% in 2022. Positive payment adjustments can reach up to a maximum of three times the annual cap for negative payment adjustments in a particular year. Additional incentive payments will be available for “exceptional performers”. Alternatively, physicians who receive a significant share of their revenue through participation in alternative payment models (APMs) that involve risk of financial losses and a quality measurement component will receive a 5% bonus each year from 2019 through 2024. These physicians are excluded from participation in the MIPS. In 2026 and subsequent years, annual updates will differ based on whether a physician is participating in an APM that meets certain criteria. Physicians participating in qualifying APMs will receive a 0.75% update, and all other physicians will receive a 0.25% update. APMs include models being tested under the Center for Medicare and Medicaid Innovation (other than health care innovation awards), the Medicare Shared Savings Program, the Health Care Quality Demonstration Program, and other demonstrations required by Federal law. In addition to these changes to the Medicare physician payment system, the law also extends funding for CHIP. The CHIP program, which covers more than 8 million children and pregnant women in families that earn income above Medicaid eligibility levels, is currently authorized through 2019. Funding for the program has been extended for two years, through fiscal year 2017.
In addition to changes in reimbursement, these services are potentially subject to scrutiny and review by federal, state and local governmental entities and are subject to the rules and regulations promulgated by these governmental entities. Specifically, but without limitation, the following laws and regulations may affect our operations and contractual relationships.
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
State Laws Regarding Prohibition of Corporate Practice of Medicine and Fee Splitting Arrangements. The laws and regulations relating to our operations in 47 states vary from state to state and many states prohibit general business corporations from practicing medicine, controlling physicians' medical decisions or engaging in some practices such as splitting professional fees with physicians. We believe that we are in substantial compliance with state laws prohibiting the corporate practice of medicine and fee-splitting. We currently employ or contract with providers or physician-owned professional corporations to provide outsourced staffing and administrative services to healthcare facilities in the 47 states in which we provide services. Other parties may assert that, despite the way we are structured, some part of the Company could be engaged in the corporate practice of medicine or unlawful fee-splitting. Were such allegations to be asserted successfully before the appropriate judicial or administrative forums, we could be subject to adverse judicial or administrative penalties, certain contracts could be determined to be unenforceable and we may be required to restructure our contractual arrangements. The laws of other states, including Florida, where we derived approximately 17% of our net revenues in 2015, do not prohibit non-physician entities from employing physicians to practice medicine but may retain a ban on some types of fee-splitting arrangements.
Debt Collection Regulation. Some of our operations are subject to compliance with the Fair Debt Collection Practices Act (FDCPA), the Telephone Consumer Protection Act (TCPA) and comparable statutes and licensure in many states. Under the FDCPA and TCPA, a third-party collection company is restricted in the methods it uses in contacting consumer debtors and eliciting payments with respect to placed accounts. Requirements under state collection agency statutes vary; however, most require compliance similar to that required under the federal FDCPA. We believe that we are in substantial compliance with the federal FDCPA and TCPA and comparable state statutes.
Anti-Kickback Statutes. We are subject to the federal healthcare fraud and abuse laws, including the Anti-Kickback Statute under section 1128B(b) of the Social Security Act (SSA). The Anti-Kickback Statute prohibits the knowing and willful offer, payment, solicitation or receipt of any bribe, kickback, rebate or other remuneration, directly or indirectly, in cash or in kind in return for referring an individual or to induce the referral of an individual to a person for the furnishing (or arranging for the furnishing) of any item or service, or in return for the purchasing, leasing, ordering, or arranging for or recommending the purchasing, leasing, or ordering of any good, facility, service, or item for which payment may be made, in whole or in part, by a federal healthcare program. These fraud and abuse laws define federal healthcare programs to include plans and programs that provide health benefits, whether directly, through insurance, or otherwise, that are funded directly by the United States government or any state healthcare program other than the Federal Employee Health Plan. These programs include Medicare and Medicaid and the U.S. government's military healthcare system, among others.
A violation of the Anti-Kickback Statute is a felony punishable by imprisonment of up to five years, criminal fines of up to $25,000, civil fines of up to $50,000 per violation and three times the amount of the unlawful remuneration. A violation also may result in exclusion from Medicare, Medicaid or other federal healthcare programs. Further, PPACA makes clear that a claim that includes items or services resulting from a violation of the Anti-Kickback Statute constitutes a false claim or fraudulent claim for purposes of the Federal False Claims Act. Pursuant to the PPCA amendment to the Anti-Kickback Statute, the government does not have to prove that an accused knew of the existence of the Anti-Kickback Statute or that he or she had the specific intent to violate it. Rather, the government only must prove that the individual knowingly and willfully engaged in the conduct. Entities and individuals may also be subject to civil prosecution for conduct that would violate the Anti-Kickback Statute under a civil statute, the “Civil Monetary Penalties Law.”
As authorized by Congress, the U.S. Department of Health and Human Services (HHS) Office of the Inspector General (OIG) has issued safe harbor regulations that immunize certain business arrangements from prosecution under the Anti-Kickback Statute. The fact that a given business arrangement does not fall within one of these safe harbor provisions does not render the arrangement illegal, but business arrangements of healthcare service providers that fail to satisfy the applicable safe harbor criteria are reviewed based upon a facts and circumstances analysis to determine whether a violation may have occurred. Some of the financial arrangements that we may maintain may not meet all of the requirements for safe harbor protection. The authorities that enforce the Anti-Kickback Statute may in the future determine that one or more of these financial arrangements violate the Anti-Kickback Statute or other federal or state laws. A determination that a financial arrangement violates the Anti-Kickback Statute could subject us to liability under the SSA, including criminal and civil penalties, as well as exclusion from participation in government programs such as Medicare and Medicaid or other federal healthcare programs. Many states in which we operate have similar types of state laws.
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
Physician Self-Referral Laws. Our contractual arrangements with physicians and hospitals may implicate the federal physician self-referral statute commonly known as the Stark Law. The Stark Law prohibits the referral of Medicare and Medicaid beneficiaries for any “designated health services” to an entity if the physician or a member of such physician's immediate family has a “financial relationship” with the entity, unless an exception in the Stark Law or regulations applies. The Stark Law is a strict liability statute and the government does not have to prove any intent.
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
The term “designated health services” includes services commonly performed or supplied by hospitals (including inpatient and outpatient hospital services and diagnostic radiology and radiation therapy services and supplies) or medical clinics for which we provide physician staffing. In addition, the term “financial relationship” is broadly defined to include any direct or indirect ownership or investment interest or compensation arrangement. There are a number of exceptions to the self-referral prohibition, including exceptions for many of the customary financial arrangements between physicians and providers, such as employment contracts, leases, professional services agreements, non-cash gifts having a value less than $392 and recruitment agreements. Penalties for violation of the Stark Law include fines of up to $15,000 per claim and up to three times the amount collected from the government program.
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
In addition, a number of the states in which we operate have similar prohibitions on physicians' self-referrals. These state prohibitions may differ from the Stark Law's prohibitions and exceptions may apply to a broader or narrower range of services and financial relationships, and may apply to other health care professionals in addition to physicians. Violations of these state laws may result in prohibition of payment for services rendered, loss of licenses, fines, and criminal penalties. State statutes and regulations also may require physicians or other healthcare professionals to disclose to patients any financial relationship the physicians or healthcare professionals have with a healthcare provider that is recommended to the patients. These laws and regulations vary significantly from state to state, are often vague and, in many cases, have not been interpreted by courts or regulatory agencies. Exclusions and penalties, if applied to us, could result in significant loss of reimbursement to us, thereby significantly affecting our financial condition.
False Claims Act. Our arrangements and operations may implicate other healthcare fraud and abuse laws, including federal and certain state laws related to false claims. For example, section 1128B of SSA imposes criminal liability on individuals who or entities that knowingly and willfully make or cause to be made any false statement of material fact in any application for any payment, or for use in determining rights to such payment, under a federal healthcare program. The statute also sets forth other specific activities that constitute the submission of false statements or representations. A violation of such section by a healthcare provider is a felony, and may result in fines up to $50,000 and exclusion from participation in federal healthcare programs.
The Federal False Claims Act, 31 U.S.C. § 3729 et seq., imposes civil liability on individuals and entities that submit or cause to be submitted false or fraudulent claims for payment to the government. False claims include miscoded or upcoded claims. Violations of the Federal False Claims Act may include treble damages and penalties of $5,500 to $11,000 per false or fraudulent claim.
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
PPACA requires that overpayments be reported and returned within 60 days after the overpayment is identified or the corresponding cost report was due. Failure to report and return the overpayment creates the basis for Federal False Claims Act liability. In 2012, CMS released a proposed rule interpreting and implementing this provision of the PPACA. Despite the statutory provision’s legal effect, in February 2015, CMS announced a one-year delay in finalizing its guidance regarding the implementation of the rule. In addition, PPACA requires that claims submitted to private parties, such as Medicare Advantage or Medicaid managed care plans, that have received government funds are subject to Federal False Claims Act liability.
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

Other Healthcare Fraud and Abuse Laws. In addition to the Federal False Claims Act, under the Health Insurance Portability and Accountability Act of 1996 (HIPAA) there are five additional federal criminal statutes: “healthcare fraud,” “false statements relating to healthcare matters,” “theft or embezzlement in connection with healthcare,” “obstruction of criminal investigations of healthcare offenses,” and “laundering of monetary instruments.” These HIPAA criminal statutes encompass fraud against private and government payors. Violations of these statutes constitute felonies and may result in fines, imprisonment, and/or exclusion from government-sponsored programs. The “healthcare fraud” provisions of HIPAA prohibit knowingly and willfully executing a scheme or artifice to defraud any healthcare benefit program, including private payors. The “false statements” provisions of HIPAA prohibit knowingly and willfully falsifying, concealing or covering up a material fact by any trick, scheme or device or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services.
In addition to criminal and civil monetary penalties, healthcare providers that are found to have defrauded the federal or state healthcare programs may be excluded from participation in government healthcare programs. Providers that are excluded are not entitled to receive payment under Medicare, or other federal and state healthcare programs for items or services provided to program beneficiaries. Exclusion for a minimum of five years is mandatory for a conviction with respect to the delivery of a healthcare item or service. The presence of aggravating circumstances in a case can lead to a longer period of exclusion. The OIG has the discretion to exclude providers for certain conduct even absent a criminal conviction. Such conduct includes participation in a fraud scheme, the payment or receipt of kickbacks, and failing to provide services of a quality that meets professionally recognized standards. The OIG also has the authority under certain circumstances where exclusion is not permitted to terminate Medicare billing privileges.
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
The Health Information Technology for Economic and Clinical Health Act (HITECH) enacted under the American Recovery and Reinvestment Act of 2009 (ARRA), and its amendments and its regulations, include additional requirements related to the privacy and security of patient information. It extends compliance with the HIPAA privacy and security regulations to business associates; requires, in certain instances, the reporting of incidents where the security of patient information has been compromised; increases penalties for HIPAA violations; and provides state attorneys general with enforcement authority over the HIPAA privacy and security regulations. HITECH’s breach notification provisions provide that in the event of a breach of “unsecured” patient information, disclosure must be made to the patient, the Secretary of HHS, and in some cases the media. Electronic patient information is “unsecured” if it is not encrypted in accordance with standards required by HHS. At this time we believe that our operations currently encrypt electronic patient information in accordance with HHS standards.
The HIPAA statute, as amended by HITECH, includes penalties for violations of the HIPAA regulations and extends the reach of these penalties to business associates, such as the Company. The Secretary of HHS is permitted to impose civil penalties for violations of HIPAA requirements ranging from $100 to $50,000 per violation (with an annual maximum of $25,000 to $1,500,000 in penalties per calendar year for the same type of violation). The Department of Justice has the authority to enforce criminal violations of HIPAA that include fines of between $50,000 and $250,000, and 10 years' imprisonment, or both. Criminal offenses include knowingly (i) using or causing to be used a unique health identifier in violation of the privacy standards, (ii) obtaining individually identifiable health information relating to an individual in violation of the privacy standards, or (iii) disclosing individually identifiable health information to another person in violation of the privacy standards. Other bases for criminal prosecution, for example, include committing an offense with the intent to use individually identifiable health information for commercial advantage, personal gain, or malicious harm. Further, state attorneys general are empowered to bring suit on behalf of residents of their state for injunctions, statutory damages, and attorneys' fees.
On January 25, 2013, a final rule published in the Federal Register implemented modifications to the HIPAA privacy, security, enforcement, and breach notification regulations as required by HITECH, such as business associate compliance, reporting of data breaches, changes to enforcement practice, as well as modifications as required in the Genetic Information Nondiscrimination Act. The final rule revised the "harm standard" used to determine when entities are required to report data breaches, which will likely result in covered entities and business associates having to report virtually all breaches. The final rule also made covered entities liable for the acts of their business associates and business associates liable for the acts of their subcontractors, who are now also deemed business associates.
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
The U.S. healthcare industry's transition from ICD-9 to ICD-10 for medical diagnosis and inpatient procedure coding occurred in two stages, each requiring significant investment in appropriate software as well as training and changes in business operations and workflows. Disruptions in service may also occur as a result of these changes. As of January 1, 2012, all standards for electronic healthcare transactions related to claims, eligibility inquiries, and remittance advice were required to be converted to Version 5010, which accommodates the ICD-10 codes. The implementation date of ICD-10 coding itself was delayed multiple times. Following Congressional action in April 2014, CMS issued a final rule delaying the date on which ICD-10 codes must be used on all HIPAA transactions, including outpatient claims and inpatient claims, to October 1, 2015.
In July 2010, HHS issued regulations establishing the technical capabilities required for certified EHR technology and “meaningful use” objectives that providers must meet to qualify for bonus payments under the Medicare Program. Bonus payments began in May 2011 and will continue until 2016. Starting in 2015, Medicare reimbursement will be adjusted for providers that have not demonstrated meaningful use. HHS has issued a series of regulations establishing standards, implementation specifications, certification criteria and reporting requirements that providers must meet to qualify for “meaningful use” bonus payments. Most recently, HHS issued a final regulation on October 6, 2015 implementing Stage 3 of the meaningful use program as well as modifications to the current stages of the program. Significant expenditures may be necessary to facilitate connectivity to hospital systems or otherwise develop e-prescribing and electronic medical record capabilities.
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
Financial Information and Privacy Standards. In addition to privacy and security laws focused on health-care data, multiple other federal and state laws regulate the use and disclosure of consumers’ financial information (Personal Information). Many of these laws also require administrative, technical, and physical safeguards to prevent unauthorized use or disclosure of Personal Information, including mandated processes and timeframes for notification of possible or actual breaches of Personal Information to the affected individual. The Federal Trade Commission (FTC) primarily oversees compliance with the federal laws relevant to us, while state laws are addressed by the state attorney general or other accountable state agency. As with HIPAA, enforcement of laws protecting financial and other consumer information is increasing. Examples of relevant federal laws include the Fair Credit Reporting Act, the Electronic Communications Privacy Act, and the Computer Fraud and Abuse Act.
Deficit Reduction Act of 2005. Among other mandates, the DRA created a new Medicaid Integrity Program designed to enhance federal and state efforts to detect Medicaid fraud, waste and abuse. Additionally, section 6032 of the DRA requires entities that make or receive annual Medicaid payments of $5.0 million or more from any one state to provide their employees, contractors and agents with written policies and employee handbook materials on federal and state False Claims Acts and related statues. The Company was required to comply with section 6032 in 2015 because it received payments of over $5.0 million from Medicaid during the federal fiscal year ending in 2014 from at least one state. The Company maintains policies and procedures for preventing and detecting fraud, waste and abuse and has made those written policies and employee handbook materials available to all employees and to specified contractors and agents as required by the DRA. We cannot predict what new state statutes or enforcement efforts may emerge from the DRA and what impact they may have on our operations.
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
We conduct routine compliance auditing and monitoring, including checks of relevant governmental exclusion and debarment lists, and we audit compliance with our compliance program on a randomized sample basis. Although such an approach reflects a reasonable and accepted approach in the industry, we cannot assure you that our program will detect and rectify all compliance issues in all markets and for all time periods. If we fail to detect such issues, depending on the nature and scope of the issue, this could result in future claims for recoupment of overpayments, civil fines and penalties, or other material adverse consequences.
U.S. Sentencing Guidelines. The U.S. Sentencing Guidelines are used by federal judges in determining sentences in federal criminal cases. The guidelines are advisory, not mandatory. With respect to corporations, the guidelines state that having an effective ethics and compliance program may be a relevant mitigating factor in determining sentencing. To comply with the guidelines, the compliance program must be reasonably designed, implemented, and enforced such that it is generally effective in preventing and detecting criminal conduct. The guidelines also state that a corporation should take certain steps such as periodic monitoring and appropriately responding to detected criminal conduct. OIG has followed the model of the Sentencing Guidelines in issuing its Compliance Guidances (which also are advisory, not mandatory). While we have attempted to develop and implement our corporate compliance program to be consistent with these guidelines, we cannot be certain that a court (or the OIG) would agree.

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

Risks Related to the IPC Transaction
We may be unable to successfully integrate IPC’s operations or to realize targeted cost savings, revenues or other benefits of the IPC Transaction.
We face numerous risks and challenges to successful integration of IPC, including the following:

•	the potential for unexpected costs, delays and challenges that may arise in integrating IPC into our existing business;

•	limitations on our ability to realize the expected cost savings and synergies from the IPC Transaction, which may impact the goodwill associated with the consideration paid;

•	challenges related to integrating IPC’s operations that has a management team and a company culture that differs from our own;

•	challenges related to the integration of businesses that operate in new geographic areas, including difficulties in identifying and gaining access to customers in new markets;

•	difficulties of managing operations outside of our existing core business, which may require development of additional skills and competencies; and

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
We could also be negatively affected if the federal government or the states reduce funding of Medicare, Medicaid and other federal and state healthcare programs in response to increasing deficits in their budgets. For example, the Budget Control Act (BCA) enacted on August 2, 2011 established a bipartisan, bicameral panel to identify up to $1.5 trillion in spending cuts. The failure of that panel to reach consensus triggered 2% across-the-board cuts in Medicare reimbursement starting April 1, 2013. The Bipartisan Budget Act of 2013 (Budget Act) enacted on December 26, 2013 provided limited relief from sequestration cuts for certain defense and non-defense spending for fiscal years 2014 and 2015, but continued the 2% cuts in Medicare reimbursement. Further, Congress has taken a number of actions, most recently in the two-year bipartisan budget agreement enacted on November 2, 2015, to further extend the 2% Medicare sequestration cuts through 2025.
Additionally, private third-party payors may take cost-containment measures, including lowering reimbursement rates or increasing patient co-payments, coinsurance and deductibles, which may be costly for patients and hard to collect and could adversely affect our business. Many of the plans offered on the state health insurance exchanges have large deductibles and required coinsurance. In addition, private payors may further limit physicians and hospitals in their networks. There can be no assurance that we will be able to obtain or maintain preferred provider status with significant third-party payors in the communities where we operate. Any of these risks, among other economic factors, could have a material adverse effect on our financial condition and operating results, and the risks could become more pronounced if the problems in the U.S. and global economies become worse.
The current U.S. and state health reform legislative or implementation initiatives could adversely affect our operations and business condition.
On March 23, 2010, President Obama signed into law the PPACA which significantly affects the United States healthcare system. One of PPACA's key goals is to increase access to health benefits for the uninsured or underinsured populations. PPACA also includes Medicare payment and delivery reforms aimed at containing costs, rewarding quality and improving outcomes through coordinated care arrangements. For example, PPACA reduces annual payment rates for Medicare providers, implements productivity adjustments to the hospital market basket update, and reduces Medicare Disproportionate Share Hospital payments to hospitals. Payments to hospitals will also be reduced if the hospital has excessive readmission rates or hospital acquired conditions. PPACA requires the creation of a value-based purchasing program, starting in 2013, that rewards hospitals for improving on or achieving performance standards related to quality measures. PPACA also requires the establishment of a physician value-based payment system, starting on January 1, 2015, adjusts payments to high performing physicians through the use of a “value-modifier”.
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
On June 28, 2012, the Supreme Court upheld the constitutionality under Congress's taxing power of the requirement in PPACA that individuals maintain health insurance or pay a penalty. The Supreme Court upheld the PPACA provision expanding Medicaid eligibility to new populations as constitutional, but only so long as the expansion of the Medicaid program is optional for the states. States that choose not to expand their Medicaid programs to newly eligible populations in PPACA can only lose the new federal Medicaid funding in PPACA but not their eligibility for existing federal Medicaid matching payments. To date, 31 states and the District of Columbia have announced their intention to expand their Medicaid programs, three states are still considering expansion, and 16 states, including states in which we do business, have announced that they will not expand. As there is no deadline for states to implement the Medicaid expansion, it is unclear at this time how many states will ultimately expand their Medicaid programs under PPACA. In addition, on June 25, 2015, the Supreme Court upheld the provision of tax credits and federal subsidies to individuals who purchase health insurance through a federally-facilitated exchange.
We believe that upholding the current PPACA law means that there is an increased likelihood that there will be more people in the U.S. marketplace who will have access to health insurance benefits. However, it is unclear what the pricing will be for covered services under those health insurance benefits or what the effect will be in states that do not expand their Medicaid programs. Further, it is unclear if additional challenges to the health reform law, changes to the controlling party in Congress, or the outcome of the 2016 presidential election will affect how the law is implemented or its impact on insurance coverage rates across the country.
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
Certain changes to payor mix may also affect our revenue and business operations. PPACA is expected to reduce the number of uninsured by approximately 25 million by 2020. Some will be covered under private health insurance. Others will be covered under optional new eligibility standards for Medicaid. Historically and generally speaking, payment rates from private health insurance for physician services have been greater than the Medicaid rates for the same services. However, at this time we cannot accurately estimate the payment rates for these new lives expected to be brought into the covered health benefits population. Our revenue could be adversely impacted if states aggressively pursue lower rates or cost containment strategies as a result of any expansion of their existing Medicaid programs to include newly eligible populations under PPACA. This possible expansion comes at a time of increasing state budget deficits. Also, as states create health insurance exchanges to facilitate coverage for new lives expected to be brought into the covered health benefits population, there may be increased pricing pressure on providers, regardless of payor.
Under Medicare law, CMS was required to update the MPFS payment rates annually based on a formula which includes application of the SGR that was adopted in the Balanced Budget Act of 1997. This formula yielded negative updates every year beginning in 2002, although CMS took administrative steps to avert a reduction in 2003, and Congress took a series of legislative actions to prevent reductions from 2004 through March 31, 2015.
On April 14, 2015, Congress enacted MACRA, which permanently repeals the SGR formula, and provides for annual updates of 0.5% for a 5-year period (starting July 1, 2015 through the end of 2019). Starting in 2020, through the end of 2025, there will be no annual updates to the payment rates but physicians will have the opportunity to receive additional payment adjustments through the MIPS, which is an incentive-based payment program that rewards quality performance related to four assessment categories: quality of care measures, resource use, meaningful use of EHRs, and clinical practice improvement activities. Physicians will receive a positive or negative payment adjustment based on how their composite performance score for each of the four assessment categories compared to the performance threshold. Negative payment adjustments are capped at 4% in 2019, increasing each year, up to 9% in 2022. Positive payment adjustments can reach up to a maximum of three times the annual cap for negative payment adjustments in a particular year. Additional incentive payments will be available for “exceptional performers”. Alternatively, physicians who receive a significant share of their revenue through participation in APMs that involve risk of financial losses and a quality measurement component will receive a 5% bonus each year from 2019 through 2024. These physicians are excluded from participation in the MIPS. In 2026 and subsequent years, annual updates will differ based on whether a physician is participating in an APM that meets certain criteria. Physicians participating in qualifying APMs will receive a 0.75% update, and all other physicians will receive a 0.25% update. APMs include models being tested under the Center for Medicare and Medicaid Innovation (other than health care innovation awards), the Medicare Shared Savings Program, the Health Care Quality Demonstration Program, and other demonstrations required by Federal law. In addition to these changes to the Medicare physician payment system, the law also extends funding for CHIP. The CHIP program, which covers more than 8 million children and pregnant women in families that earn income above Medicaid eligibility levels, is currently authorized through 2019. Funding for the program has been extended for two years, through fiscal year 2017.
In November 2015, CMS released the final rule to update the 2016 MPFS. This is the first final regulatory update to the MPFS since the SGR formula was repealed in April 2015. The 2016 MPFS final rule resulted in a blended adjustment, impacted not just by MACRA, but also by the Protecting Access to Medicare Act of 2014 (PAMA) and the Achieving a Better Life Experience Act of 2014 (ABLE). A reduction in the 2016 Conversion Factor (CF) offset against a slightly reduced adjustment to the respective specialties' PE RVUs, will result in a slight negative adjustment to the 2016 MPFS.
For 2013 and 2014, eligible professionals earned a bonus payment of 0.5% for satisfactory reporting under the Physician Quality Reporting System (PQRS). Starting in 2015, a downward payment adjustment is now applied to physicians who do not satisfactorily report data on quality measures under the PQRS. Additionally, effective as of January 1, 2013, Medicare now pays certified registered nurse anesthetists (CRNAs) for all anesthesiology and pain management services that they are permitted to provide under state scope of practice laws.
Another provision that affects physician payments is an adjustment under the Medicare statute to reflect the geographic variation in the cost of delivering physician services, by comparing those costs to the national average. This concerns the “work” component of the GPCI. If Congress does not block this adjustment, payments would be decreased to any geographic area with an index of less than 1.0. Although Congress has delayed the GPCI payment adjustment several times, most recently in the MACRA, which blocks the GPCI payment adjustment until January 1, 2018, there is no guarantee that Congress will block the adjustment in the future, which could result in a decrease in payments we receive for physician services.
Section 5501(a) of the PPACA authorized a quarterly PCIP program to augment the Medicare payment for primary care services when furnished by primary care practitioners beginning in 2011. Incentive payments equal 10 percent of the Medicare paid amount for eligible primary care services. Unless extended, the PCIP payment program will end and further bonus payments under the program will be unavailable after December 31, 2015.
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
The Medicare Prescription Drug Improvement and Modernization Act of 2003 amended the Medicare reassignment statute as of December 8, 2003 to permit our independent contractor physicians to reassign their right to receive Medicare payments to us. We have restructured our method of billing and collecting Medicare payments in light of this statutory reassignment exception. In addition, state Medicaid programs have similar reassignment rules. While we seek to comply substantially with applicable Medicaid reassignment regulations, government authorities may find that we do not comply in all respects with these regulations or that our compliance is not sufficient.
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
When our clinicians' services are covered by multiple third-party payors, such as a primary and a secondary payor, financial responsibility must be allocated among the multiple payors in a process known as “coordination of benefits” (COB). The rules governing COB are complex, particularly when one of the payors is Medicare or another government program. Although we believe we currently have procedures in place to assure that we comply with applicable COB rules and that we process refunds appropriately when we receive overpayments, payors or enforcement agencies may determine that we have violated these requirements.
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
State and federal statutes impose substantial penalties, including civil and criminal fines, exclusion from participation in government healthcare programs and imprisonment, on entities or individuals (including any individual corporate officers or physicians deemed responsible) that fraudulently or wrongfully bill to or fail to refund historic incorrect payments to governmental or other third-party payors for healthcare services. Entities or individuals that are excluded may not furnish or direct the furnishing of services or goods that are payable under Medicare, or other federal and state healthcare programs. Entities that employ or contract with excluded individuals are prohibited from receiving payment for services or goods covered by government healthcare programs and provided to government healthcare program beneficiaries. We conduct routine checks of the relevant governmental exclusion and debarment lists, but we and/or the hospitals at which we furnish services may be subject to repayments, fines or civil penalties if the services or goods of an excluded person are inadvertently billed to government healthcare programs.
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
In order to receive payment from Medicare, Medicaid and certain other government programs, healthcare providers are required to enroll in these programs by completing complex enrollment applications. PPACA requires all providers and suppliers that enrolled in Medicare prior to March 25, 2011 to revalidate their enrollment information under new screening criteria. Revalidation took place on a rolling basis through March 23, 2015. Certain government programs, including the Medicare and Medicaid programs, require notice or re-enrollment when certain ownership changes occur. Generally, in jurisdictions where we are required to obtain a new licensing authority, we may also be required to re-enroll in that jurisdiction's government payor program. If the payor requires us to complete the re-enrollment process prior to submitting reimbursement requests, we may be delayed in receiving payment, receive refund requests or be subject to recoupment for services provided in the interim.
Compliance with these changes in ownership requirements is complicated by the fact that they differ from jurisdiction to jurisdiction, and in some cases are not uniformly applied or interpreted even within the same jurisdiction. Failure to comply with these enrollment and reporting requirements could lead not only to delays in payment and refund requests, but in extreme cases could give rise to civil (including refunding of payments for services rendered and other monetary penalties) or criminal penalties in connection with prior changes in our operations and ownership structure. While we made reasonable efforts to comply with these requirements in connection with prior changes in our operations and ownership structure, the agencies that administer these programs may find that we have failed to comply in some material respects.

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
We have established reserves for losses and related expenses that represent estimates at a given point in time involving actuarial and statistical projections of our expectations of the ultimate resolution and administration of costs of losses incurred for professional liability risks for the period on and after March 12, 2003. We have also established a reserve for potential losses in excess of commercial insurance aggregate coverage limits for the period prior to March 12, 2003. Insurance reserves are inherently subject to uncertainty. Our reserves are based on historical claims, demographic factors, industry trends, severity and exposure factors and other actuarial assumptions. Studies of projected ultimate professional liability losses are performed biannually. We use the actuarial estimates to establish professional liability loss reserves. Our reserves could be significantly affected should current and future occurrences differ from historical claim trends and expectations. While claims are monitored closely when estimating reserves, the complexity of the claims and the wide range of potential outcomes often hampers timely adjustments to the assumptions used in these estimates. Actual losses and related expenses may deviate, perhaps substantially, from the reserve estimates reflected in our financial statements. If our estimated reserves are determined to be inadequate, we will be required to increase reserves at the time of such determination, which would result in a corresponding reduction in our net earnings in the period in which such deficiency is determined. See “Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates-Insurance Reserves” and Note 11 to the consolidated financial statements incorporated by reference herein.
We depend on reimbursements by third-party payors, as well as payments by individuals, which could lead to delays and uncertainties in the reimbursement process.
We receive a substantial portion of our payments for healthcare services on a fee for service basis from third-party payors, including Medicare, and Medicaid, private insurers and managed care organizations. Excluding IPC in 2015, we estimate that we have received approximately 68% and 71% of our net revenues from such third-party payors during 2014 and 2015, respectively. We estimate that such amounts included approximately 17% and 19% from Medicare in 2014 and 2015, respectively, 12% and 11% from Medicaid programs in 2014 and 2015, respectively. In addition, we estimate net revenues from military and the military healthcare system were 4% and 3% in 2014 and 2015, respectively.
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
We also may not be paid with respect to co-payments and deductibles that are the patient's financial responsibility or in those instances when physicians provide healthcare services to uninsured or underinsured individuals. Many of the plans offered on the state health insurance exchanges have high deductibles and required coinsurance that patients cannot afford to pay. Amounts not covered by third-party payors are the obligations of individual patients from whom we may not receive whole or partial payment. We also may not receive whole or partial payments from uninsured and underinsured individuals. As a result of government laws and regulations requiring hospitals to screen and treat patients who have an emergency medical condition regardless of their ability to pay and our obligation to provide such screening or treatment, a substantial increase in self-pay patients could result in increased costs associated with physician services for which sufficient net revenues are not realized to offset such additional physician service costs. In such an event, our earnings and cash flow would be adversely affected, potentially affecting our ability to maintain our restrictive debt covenant ratios and meet our financial obligations.
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
Billing for fee for service patient visits and encounters in a hospital setting is complex. The practice of providing medical services in advance of payment or, in many cases, prior to an assessment of a patient's ability to pay for such services or whether the physicians providing the medical services are in or out of the patient's insurance plan's network, may have a significant negative impact on our net revenues before provision for uncollectibles, bad debt expense and cash flow. We bill numerous and varied payors, including self-pay patients, various forms of commercial insurance companies and Medicare, Medicaid, the U.S. government's military healthcare system and other government programs. These different payors typically have differing forms of billing requirements that must be met prior to receiving payment for services rendered. Reimbursement to us is typically conditioned on our providing the proper procedure and diagnosis codes. Incorrect or incomplete documentation and billing information could result in non-payment for services rendered. In addition, PPACA requires that all claims must be submitted within 12 months of the date of service in order to be paid, unless the delay is due to coordination of benefits.
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
In addition, the majority of the patient visits for which we bill payors are processed in one of seven regional billing centers, which we estimate amounts to nearly 17 million patient claims per year. A disruption of services at any one of these locations could result in a delay in billing and thus cash flows to us, as well as potential additional costs to process billings in alternative settings or locations. While we employ what we believe are adequate back-up alternatives in the event of a main computer site disaster, failure to execute our back-up plan successfully or timely may cause a significant disruption to our cash flows and temporarily increase our billing costs. In the event that we do not timely or accurately bill for our services, our net revenues may be subject to a significant negative impact.
Our hospital medicine business model includes the use of physician assistants and nurse practitioners (Midlevel Practitioners), which implicates supervision and documentation requirements, as well as additional billing rules which may not be applicable to physicians.
Our hospital medicine business utilizes Midlevel Practitioners to provide care under the supervision of its physicians. State and federal laws require that such supervision be performed and documented using specific procedures. For example, in some states some or all of the Midlevel Practitioner’s chart entries must be countersigned. Under applicable Medicare rules, in certain cases, a Midlevel Practitioner’s services are reimbursed at a rate equal to 85% of the MPFS amount. However, in certain circumstances when a Midlevel Practitioner assists a physician who is directly and personally involved in the patient’s care, the Company may bill for the services of the physician at the full MPFS rates and does not bill separately for the Midlevel Practitioner’s services. The Company believes its billing and documentation practices related to its use of Midlevel Practitioners comply with applicable state and federal laws, but there can be no assurance that enforcement authorities will not find that its practices violate such laws.
If we are unable to timely enroll healthcare professionals in the Medicare or Medicaid programs, or with third-party payors, our collections and revenues will be harmed.
In the 2009 MPFS, CMS substantially reduced the time within which physicians and other healthcare professionals can retrospectively bill Medicare for services provided by such providers from 27 months prior to the effective date of the enrollment to 30 days prior to the effective date of the billing privileges. In addition, the new enrollment rules set forth in the 2009 MPFS provide that the effective date of the enrollment will be the later of the date on which the enrollment was filed and approved by the Medicare contractor and the date on which the healthcare professional began providing services. PPACA also adds new screening requirements for enrollment and re-enrollment, as well as enhanced oversight periods for new providers and suppliers, and new requirements for Medicare and Medicaid program providers and suppliers to establish compliance programs. If we are unable to properly enroll our physicians and other healthcare professionals within the 30 days after such provider begins providing services, we will be precluded from billing Medicare for any services that were provided to a Medicare beneficiary more than 30 days prior to the effective date of the enrollment. Such failure to timely enroll healthcare professionals could have a material adverse effect on our business, financial condition and results of operations. Medicaid and commercial third-party payors also require enrollment in their programs by physicians and other healthcare professionals in order to bill for their services. Enrollment challenges with the Medicaid programs and third-party payors could also have a material adverse effect on our business, financial condition and results of operations.
A reclassification of our independent contractor physicians by tax authorities could require us to pay retroactive taxes and penalties, which could have a material adverse effect on us.
As of December 31, 2015, we contracted with approximately 3,900 affiliated physicians as independent contractors to fulfill our contractual obligations to clients. Because we consider many of the physicians with whom we contract to be independent contractors, as opposed to employees, we do not withhold federal or state income or other employment related taxes, make federal or state unemployment tax or Federal Insurance Contributions Act payments, or provide workers' compensation insurance with respect to such affiliated physicians. Our contracts with our independent contractor physicians obligate these physicians to pay these taxes. The classification of physicians as independent contractors depends on the facts and circumstances of the relationship. In the event federal or state taxing authorities determine that the physicians engaged as independent contractors are employees, we may be adversely affected and subject to retroactive taxes and penalties. Under current federal tax law, a safe harbor from reclassification, and consequently retroactive taxes and penalties, is available if our current treatment is consistent with a long-standing practice of a significant segment of our industry and if we meet certain other requirements. If challenged, we may not prevail in demonstrating the applicability of the safe harbor to our operations. Further, interested persons have recently proposed to eliminate the safe harbor and may do so again in the future. If such proposals are reintroduced and passed by Congress, they could impact our classification of affiliated physicians as independent contractors which could have a material adverse effect on our business, financial condition and results of operations.
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
A significant number of our programs are concentrated in certain states, particularly Florida, Ohio and Tennessee, which makes us particularly sensitive to regulatory, economic and other conditions, including natural disasters, in those states.
During the year ended December 31, 2015, Florida, Ohio, and Tennessee accounted for approximately 17%, 10% and 9%, respectively, of our net revenues. If our programs in these states are adversely affected by changes in regulatory, economic and other conditions or natural disasters in such states, our revenues and profitability may decline. Adverse changes or conditions affecting these states where our operations are concentrated, such as healthcare reforms, changes in laws and regulations, reduced Medicaid reimbursements and government investigations, may have a material adverse effect on our business, financial condition and results of operations.
We derive a portion of our net revenues from services provided to the U.S. Department of Defense (DOD) and other government agencies. These revenues are derived from contracts subject to a competitive bidding process.
We are a vendor of healthcare professionals that serve military personnel and their dependents in military treatment and other government beneficiaries in government facilities nationwide. Our net revenues derived from military healthcare staffing totaled $121.6 million in 2013, $115.4 million in 2014 and $109.5 million in 2015.

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
In addition, we provide services to our U.S. government customers pursuant to subcontracting arrangements where we serve as a subcontractor to a primary contractor, generally a small business, that has entered into a direct contract with the government. Subcontracting arrangements pose unique risks to us because our ability to generate revenue under the subcontract is contingent upon the continued existence of the primary contract, which is beyond our control. If the primary contract is terminated, whether for non-performance by the primary contractor, the loss of the primary contractor's small business status or otherwise, then our subcontract will similarly terminate. Any loss of or failure to renew contracts with the DOD or other governmental agencies may have a material adverse effect on our business, financial condition and results of operations.
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
If we are not able to find suitable acquisition candidates or successfully integrate completed acquisitions, including the IPC Transaction, into our current operations, we may not be able to profitably operate our consolidated company.
During the period between 2011 and 2015, acquisitions have contributed approximately 73% toward overall growth in net revenues. We expect to continue to seek opportunities to grow through attractive acquisitions. However, our acquisition strategy could present some challenges. Some of the difficulties we could encounter include: problems identifying all service and contractual commitments of the acquired entity, evaluating the stability of the acquired entity's hospital contracts, integrating financial and operational software, accurately projecting physician and employee costs, and evaluating their regulatory compliance. Our acquisition strategy is also subject to the risk that, in the future, we may not be able to identify suitable acquisition candidates, be successful in expanding into new lines of business, obtain acceptable financing or consummate desired acquisitions, any of which could inhibit our growth. Additionally, we compete for acquisitions with other potential acquirers, some of which may have greater financial or operational resources than we do. This competition may intensify due to the ongoing consolidation in the healthcare industry, which may increase our acquisition costs. Also, we may acquire individual or group medical practices that operate with lower profit margins as compared with our current or expected profit margins or which have a different payor mix than our other practice groups, which would reduce our profit margins. We may also incur or assume indebtedness or issue equity in connection with acquisitions. The issuance of shares of our common stock for an acquisition may result in dilution to our existing shareholders and depending on the number of shares that we issue, the resale of such shares could affect the trading price of our common stock. In addition, in connection with acquisitions, we may need to obtain the consent of third parties who have contracts with the entity to be acquired, such as managed care companies or hospitals contracting with the entity. We may be unable to obtain these consents. If we fail to integrate acquired operations, fail to manage the cost of providing our services or fail to price our services appropriately, our operating results may decline.
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
We may write-off intangible assets, such as goodwill.
As a result of purchase accounting for our various acquisition transactions, our balance sheet at December 31, 2015 contained intangible assets designated as either goodwill or other intangibles totaling approximately $2.43 billion in goodwill and approximately $335.6 million in other intangibles. Additional acquisitions that result in the recognition of additional intangible assets would cause an increase in these intangible assets. On an ongoing basis, we evaluate whether facts and circumstances indicate any impairment of the value of intangible assets. As circumstances change, we cannot assure you that the value of these intangible assets will be realized by us. If we determine that a significant impairment has occurred, we will be required to write-off the impaired portion of intangible assets, which could have a material adverse effect on our results of operations in the period in which the write-off occurs.
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
Additionally, our ability to recruit physicians is closely regulated. For example, the types, amount and duration of assistance we can provide to recruited physicians are limited by the Stark law, the Anti-Kickback Statute, state anti-kickback statutes, and related regulations. For example, the Stark law requires, among other things, that recruitment assistance can only be provided to physicians who meet certain geographic and practice requirements, that the amount of assistance cannot be changed during the term of the recruitment agreement, and that the recruitment payments cannot generally benefit physicians currently in practice in the community beyond recruitment costs actually incurred by them. In addition to these legal requirements, there is competition from other communities and facilities for these physicians, and this competition continues after the physician is practicing in one of our communities.
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
Restrictions on immigration may affect our ability to compete for and provide services to clients, which could adversely affect our ability to meet growth and revenue targets.
The ability of affiliated providers who are not U.S. citizens to work in the United States depends on the Company’s ability to obtain the necessary work visas and work permits. Existing and proposed limitations on, and eligibility restrictions for, these visas could have a significant impact on the Company’s ability to recruit providers. Further, in response to recent global political events, the level of scrutiny in granting visas has increased. New security procedures may delay the issuance of visas and affect the Company’s ability to hire providers in a timely manner.
The Company’s reliance on work visas for a number of its affiliated providers makes it particularly vulnerable to legislative changes and strict enforcement of new national security procedures, as it affects its ability to hire providers who are not U.S. citizens. If the Company is not able to obtain a sufficient number of visas for these affiliated providers or encounters delays or additional costs in obtaining or maintaining such visas, its ability to recruit and retain providers and meet its growth and revenue targets could be adversely affected.

Some of the hospitals where our affiliated providers provide services may have their medical staff closed to non-contracted providers.
In general, our affiliated providers may only provide services in a hospital where they have certain credentials, called privileges, which are granted by the medical staff and controlled by legally binding medical staff bylaws of the hospital. The medical staff decides who will receive privileges, and the medical staff of the hospitals where we currently provide services or wish to provide services could decide that non-contracted hospitalists can no longer receive privileges to practice there. Such a decision would limit our ability to furnish services in a hospital, decrease the number of our affiliated providers who could provide services, or preclude us from entering new hospitals. In addition, hospitals may attempt to enter into exclusive contracts for hospitalist services, which would reduce access to certain populations of patients within the hospital.
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
Such competition could adversely affect our ability to obtain new contracts, retain existing contracts and increase our profit margins. We compete with national and regional healthcare services companies and physician groups. In addition, some of these entities may have greater access than we do to physicians and potential clients. All of these competitors provide healthcare services that are similar in scope to some, if not all, of the services we provide. Although we and our competitors operate on a national or regional basis, the majority of the targeted hospital community for our services engages local physician practice groups to provide services similar to the services we provide. We therefore also compete against local physician groups and self-operated hospital clinical departments for satisfying staffing and scheduling needs.This competition may have a material adverse effect on our business operations and financial position.
Further, our hospital medicine business is based on referrals for its services. We receive referrals from community medical providers, emergency departments, payors, and hospitals in the same manner as other medical professionals receive patient referrals. We do not provide compensation or other remuneration to referral sources for referring patients to us. A decrease in these referrals due to competition, concerns about the quality of our services, and other factors could result in a significant decrease in our revenues and adversely impact our financial condition.
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

Our services and quality screening considerations may not result in the lowest competitive bid price and thus result in a failure to win contracts where the decision is based strictly or primarily on pricing considerations.
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
Any system failure that causes a disruption to, or impacts the availability of, our information systems could adversely affect our operations. Although our information systems are protected through a secure hosting facility and additional backup remote processing capabilities exist in the event our primary systems fail, our systems are vulnerable to computer viruses, break-ins, cyber attacks, disruptions caused by unauthorized tampering or outages caused by natural disasters. In the event our systems remain inaccessible for an extended period of time, our ability to maintain billing and clinical records reliably, bill for services efficiently, maintain our accounting and financial reporting accurately and otherwise conduct our operations would be impaired. Furthermore, our operations rely on the reliable and secure processing, storage and transmission of confidential and other information in our computer systems and networks. In the event we experience security breaches of our information systems, we could be subject to liabilities under privacy and security laws, suffer significant reputational harm and be subject to litigation by individuals whose information is breached. Although we believe we have robust information security procedures and other safeguards in place, we may be required to expend additional resources to continue to enhance our information security measures and/or to investigate and remediate any information security vulnerabilities.
 There are evolving standards in the healthcare industry relating to electronic medical records and e-prescribing. In 2006, both the OIG and CMS issued exceptions to the Stark law and safe harbors to the federal Anti-Kickback Statute for certain e-prescribing arrangements and established the conditions under which entities may donate to physicians (and certain other recipients under the safe harbor) interoperable electronic health records software, information technology and training services. Additionally, the rules permit hospitals and certain other entities to provide physicians (and certain other recipients under the safe harbor) with hardware, software, or information technology and training services necessary and used solely for electronic prescribing. Both rules are permissive, meaning that if requirements are met, they permit the offering or furnishing of free or discounted technology to referral sources. However, the government has signaled its interest in making certain universal e-prescribing and EHRs mandatory. The safe harbors and Stark law exceptions, originally set to expire on December 31, 2013, were extended through December 31, 2021 in two final rules published by the OIG and CMS on December 27, 2013.
The HITECH provisions of the ARRA require the government to adopt standards-based EHRs. Final regulations issued in July 2010 establish the technical capabilities required for certified EHRs, as well as “meaningful use” objectives that providers must meet to qualify for bonus payments under the Medicare Program. HHS has issued a series of regulations establishing standards, implementation specifications, certification criteria and reporting requirements that providers must meet to qualify for “meaningful use” bonus payments. CMS is also in the process of implementing a series of regulations designed to streamline health care administrative transactions, encourage greater use of standards by providers, and make existing standards work more effectively. We are devoting resources to facilitate connectivity to hospital systems or otherwise develop e-prescribing and electronic medical record capabilities. The failure to successfully implement and maintain operational, financial and billing information systems could have a material adverse effect on our business, financial condition and results of operations.
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
Provisions of HIPAA and HITECH limit how covered entities, business associates and business associate sub-contractors may use and disclose individually identifiable protected health information (PHI) and the security measures that must be taken in connection with protecting that information and related systems. HIPAA also requires the adoption of national standards for electronic health care transactions and codes sets and unique health identifiers. These provisions have been implemented through a series of HIPAA administrative simplification regulations.
Transactions and code set regulations establish format and data content standards for eight of the most common healthcare transactions. When we perform billing and collection services on behalf of our customers, we may be engaging in one or more of these standard transactions and are required to conduct those transactions in compliance with the required standards. HIPAA privacy regulations restrict the use and disclosure of patient information, require entities to safeguard that information and to provide certain rights to individuals with respect to that information. HIPAA security regulations establish elaborate requirements for safeguarding patient health information transmitted or stored electronically.
The HIPAA privacy and security regulations require the development and implementation of detailed policies, procedures, contracts and forms to assure compliance. We have implemented such compliance measures, but we may be required to make additional costly system purchases and modifications to comply with evolving HIPAA rules and our failure to comply may result in liability and adversely affect our business.
HIPAA applies to covered entities, which include our affiliated provider groups, professional corporations and lay business corporations that employ physicians to furnish professional medical services, and most healthcare facilities and health plans that contract with us for our services. HIPAA also applies to “business associates” of covered entities, individuals and entities that provide services for or on behalf of covered entities. We enter into contracts as a business associate to our affiliated provider groups and to those other covered entities to which we provide services that involve our receipt of protected health information, and with vendors who perform services on our behalf. If we or any of our business associates experience a breach of patient information the expanded breach reporting requirements and the expanded liability for business associates required by HITECH could result in substantial financial liability and reputational harm.
HITECH and regulations promulgated under HITECH include additional requirements related to the privacy and security of patient health information. We face potential administrative, civil and criminal sanctions if we do not comply with the existing or new laws and regulations, as well as possible harm to our reputation. Imposition of these sanctions could have a material adverse effect on our operations.
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
Further, federal and state consumer laws are being applied increasingly by the FTC and state attorneys general to regulate the collection, use and disclosure of personal or patient health information, through web sites or otherwise, and to regulate the presentation of web site content. Courts may also adopt the standards for fair information practices promulgated by the FTC that concern consumer notice, choice, security and access.
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
Risks Related to Our Indebtedness
Our substantial indebtedness could adversely affect our financial condition, our ability to operate our business, react to changes in the economy or our industry, pay our debts and could divert our cash flow from operations for debt payments.
We have a significant amount of indebtedness. As of December 31, 2015, our total aggregate indebtedness was $2.46 billion, excluding $53.2 million of deferred financing costs, and $628.0 million of availability under our senior secured revolving credit facility (without giving effect to $6.4 million of undrawn letters of credit which reduces availability). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in this Form 10-K. A 0.25% increase in the expected rate of interest under our senior secured credit facilities would increase our annual interest expense by approximately $2.9 million.
Our substantial debt could have important consequences, including the following:

•	it may be difficult for us to satisfy our obligations, including debt service requirements under our outstanding debt and the notes;

•	our ability to obtain additional financing for working capital, capital expenditures, debt service requirements or other general corporate purposes may be impaired;

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
We and our subsidiaries may be able to incur substantial additional indebtedness in the future. Although our credit agreement and the indenture governing our notes contains restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. If we incur additional debt above the levels currently in effect, the risks associated with our leverage, including those described above, would increase. The senior secured revolving credit facility provides aggregate availability of up to $650.0 million, of which $22.0 million was drawn (excluding $6.4 million in undrawn outstanding letters of credit which reduces availability) as of December 31, 2015. We also have the option to exercise our incremental facility for an amount up to the greater of (x) $350 million ($165 million of which was drawn on the effective date of the Company's amended and restated credit agreement under an incremental tranche B term loan facility) and (y) an amount such that, after giving pro forma effect to the increase, the first lien leverage ratio does not exceed 3.75:1.00, subject to the consent of lenders and the satisfaction of certain conditions, as of December 31, 2015.
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
If we are unable to generate sufficient cash flow to service our debt, including the notes, and meet our other commitments, we may need to refinance all or a portion of our debt, sell material assets or operations or raise additional debt or equity capital. We may not be able to effect any of these actions on a timely basis, on commercially reasonable terms or at all, and these actions may not be sufficient to meet our capital requirements. In addition, the terms of our existing or future debt agreements may restrict us from effecting any of these alternatives.
Restrictive covenants in our senior secured credit facilities and the indenture governing our notes may restrict our ability to pursue our business strategies, and failure to comply with any of these restrictions could result in acceleration of our debt.
The operating and financial restrictions and covenants in our senior secured credit facilities and the indenture governing the notes may adversely affect our ability to finance future operations or capital needs or to engage in other business activities. The senior secured credit facilities limit our ability, among other things, to:

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
In addition, the senior secured credit facilities require us to maintain certain financial ratios and satisfy other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we may not be able to meet those ratios and tests. A breach of any of these covenants could result in a default under the senior secured credit facilities. Upon the occurrence of an event of default under the senior secured credit agreement, the lenders could elect to declare all amounts outstanding under the senior secured credit agreement to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under the senior secured credit agreement could proceed against the collateral granted to them to secure that indebtedness. We have pledged substantially all of our assets as collateral under the senior secured credit agreement. Our future operating results may not be sufficient to enable compliance with the covenants in the senior secured credit agreement, the indenture governing the notes or any other indebtedness and we may not have sufficient assets to repay the senior secured credit agreement as well as our unsecured indebtedness, including the notes. In addition, in the event of an acceleration, we may not have or be able to obtain sufficient funds to make any accelerated payments, including those under the notes.

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
As of December 31, 2015, we leased approximately 95,000 square feet at 265 Brookview Centre Way, Knoxville, Tennessee for our corporate headquarters. We also lease or sublease other facilities for our corporate functions as well as for the operations of our clinics, billing centers and certain regional operations. We believe our present facilities are substantially adequate to meet our current and projected needs. The leases and subleases have various terms primarily ranging from one to fifteen years and monthly rents ranging from approximately $1,000 to $175,000. Our monthly lease payments total approximately $2.0 million. We expect to be able to renew each of our leases or to lease comparable facilities on terms commercially acceptable to us.

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
On August 14, 2015, prior to the closing of the IPC Transaction, a purported shareholder of IPC filed a complaint in the Delaware Court of Chancery captioned Smukler v. IPC Healthcare, Inc., et al. (Case No. 11392-CB), on behalf of a purported class of  IPC shareholders. The lawsuit names as defendants IPC, each of its directors at the time the merger with the Company was announced (the Individual Defendants), the Company, and Intrepid Merger Sub, Inc. (Sub). The August 14, 2015 complaint alleged that the Individual Defendants breached their fiduciary duties by, among other things, failing to take appropriate steps to maximize the value of IPC to its shareholders, failing to value IPC properly, and taking steps to avoid competitive bidding by alternate potential acquirers. The complaint also alleged that IPC, the Company, and Sub aided and abetted those alleged breaches of fiduciary duties by the Individual Defendants. The complaint sought, among other things, certification of the action as a class action; injunctive relief enjoining the merger; an accounting of all damages purportedly suffered by the plaintiff and the class (including rescissory damages in favor of the plaintiff and the class); and the fees and costs associated with the litigation. On August 18, 2015, an additional lawsuit was filed in the Delaware Court of Chancery, asserting similar claims and allegations to those in the Smukler lawsuit and seeking similar relief on behalf of the same putative class. Crescente v. Singer, et al. (Case No. 11405-CB).
Additionally, on August 19, 2015, prior to the closing of the IPC Transaction, a lawsuit was filed in the Superior Court for the State of California in Los Angeles County. Khemthong v. IPC Healthcare Networks, Inc., et al. (No. BC 591953). The lawsuit asserted similar claims and allegations to those in the Smukler lawsuit and sought similar relief on behalf of the same putative class. On August 27, 2015, the plaintiff filed a request for voluntary dismissal of the suit without prejudice, and on August 28, 2015, the court entered an order granting that request.
 Pursuant to a September 11, 2015 order from the Delaware Court of Chancery (the Consolidation Order), the Smukler and Crescente actions were consolidated, and all further litigation relating to or arising out of the Company’s merger with IPC were directed to be consolidated with such actions under the caption In re IPC Healthcare, Inc. Stockholders Litigation (Case No. 11392-CB) (the Consolidated Action).  On September 17, 2015, an action captioned Spencer v. IPC Healthcare, Inc. (Case. No. 11516-CB) was filed in the Delaware Court of Chancery. Under the Consolidation Order, such action is required to be consolidated with the previously-filed actions. On September 18, 2015, a verified consolidated class action complaint was filed in the Consolidated Action (the Consolidated Complaint).  The Consolidated Complaint alleges substantially the same breaches of fiduciary duty as the August 14, 2015 complaint in the Smukler action, and additionally alleges that the Individual Defendants breached their duty of disclosure by failing to disclose to IPC shareholders all material information necessary for them to evaluate the merger. On October 2, 2015, the defendants in the Consolidated Action moved to dismiss the Consolidated Complaint.

On November 6, 2015, we and the other defendants in the Consolidated Action entered into a Memorandum of Understanding with the plaintiffs in the Consolidated Action providing for the settlement and the release of all claims that were or could have been brought against us and the other defendants in the Consolidated Action based upon a duty arising under Delaware law to disclose or not omit material information in connection with the IPC Transaction, upon entry of a final order by the Delaware Court of Chancery approving the settlement. The Memorandum of Understanding contemplates that, subject to completion of certain confirmatory discovery by counsel to the plaintiffs, the parties will enter into a stipulation of settlement. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the Delaware Court of Chancery will approve the settlement even if the parties enter into such a stipulation. If the Delaware Court of Chancery does not approve the settlement, such proposed settlement, as contemplated by the Memorandum of Understanding, may be terminated.
It is not possible to predict when the above matter may be resolved, the time or resources that we will need to devote to the matter, or what impact, if any, the outcome of the matter might have on our business, consolidated financial position, results of operations, or cash flows.
Government Claim
On June 7, 2010, our subsidiary, IPC, received a civil investigative demand (CID) issued by the DOJ, U.S. Attorney’s Office for the Northern District of Illinois. The CID requested information concerning claims that IPC had submitted to Medicare and Medicaid. The CID covered the period from January 1, 2003, through June 4, 2010, and requested production of a range of documents relating to IPC’s Medicare and Medicaid participation, physician arrangements, operations, billings and compliance programs. IPC produced responsive documents and was in contact with representatives of the DOJ who informed IPC that the inquiry related to a qui tam whistleblower action filed under court seal in the U.S. District Court for the Northern District of Illinois (Chicago). The case is captioned United States ex rel. Oughatiyan v. IPC The Hospitalist Company, Inc. (Civ. No. 09-C-5418). IPC also was informed that several state attorneys general were examining its Medicaid claims in coordination with the DOJ.
On December 5, 2013, the U.S. District Court partially lifted the seal on the civil False Claims Act case related to this investigation. The unsealed portions of the Court docket at that time included the whistleblower’s Complaint which contains allegations of improper billing to Medicare and Medicaid, a Notice of Election to Intervene filed by the federal government and a Notice of Election to Decline Intervention filed by the State of Illinois and 12 other states that participated in the investigation. On June 16, 2014, the federal government filed its Complaint in Intervention against IPC and several of its subsidiaries in the U.S. District Court. The Complaint in Intervention contains allegations of improper billing to Medicare, Medicaid and other federal healthcare programs from January 1, 2003 to the present, seeks to recover treble damages and civil penalties under the civil False Claims Act, and seeks to recover damages under common law theories of payment by mistake and unjust enrichment. On August 13, 2014, our subsidiary, IPC and the IPC subsidiary defendants filed a joint motion to dismiss the Complaint in Intervention or, in the alternative, to sever claims against the defendants. The federal government filed its response on September 18, 2014, to which the defendants replied on September 25, 2014. The court’s decision, which was filed on February 17, 2015, granted the motion to dismiss in part and denied it in part. The Court’s Opinion and Order dismissed the 29 IPC subsidiary and affiliate defendants without prejudice, but the Court denied the request to dismiss IPC Healthcare, Inc., which remains the sole defendant in the lawsuit. The parties are engaged in discovery. The parties are engaged in negotiations to attempt to resolve the matter, but if a reasonable settlement cannot be reached, IPC intends to continue vigorously contesting the case.
Shareholder Derivative Lawsuit
Although the underlying government lawsuit was still in an early stage and no liability had been found by a court, on October 20 and 24, 2014, shareholder derivative lawsuits were filed in the Court of Chancery of the State of Delaware against certain of our subsidiary, IPC’s, current and former directors and officers. IPC was named as a nominal defendant in both suits. The actions both asserted alleged breaches of fiduciary duty related to IPC’s billing practices, and incorporated allegations from the False Claims Act case. The lawsuits sought a variety of relief, including monetary damages and injunctive relief. On December 4, 2014, the derivative lawsuits were consolidated into one action. On January 22, 2016 (i.e., after the November 23, 2015 closing of the IPC Acquisition), the plaintiffs moved to voluntarily dismiss the action. The Court of Chancery granted Plaintiffs’ motion on January 25, 2016.
Florida Medicaid Reimbursement Suspension
Our subsidiary, IPC, received notice on August 7, 2015 that the Florida Agency for Health Care Administration (AHCA) temporarily suspended Medicaid fee-for-service and Medicaid managed care payments to IPC’s Florida affiliate, InPatient Consultants of Florida, Inc. d/b/a IPC of Florida, because IPC of Florida is “under investigation by a state or federal agency.” Since receiving this notice, and based on its failure to contain the required specificity under the applicable federal regulation, IPC has sought additional information from AHCA regarding the basis of the payment suspension, including through repeated discussions with the responsible AHCA officials; by submitting a request for documents through the Florida Public Records Law (PRL) on August 27, 2015; and by filing a petition for formal administrative review on September 4, 2015.
Following these actions, IPC received a revised letter on September 9, 2015 in which AHCA clarified that the investigation causing the payment suspension concerns IPC of Florida’s alleged “up-coding” and “billing for the highest level of inpatient hospital care, which may not be medically necessary.” Since receipt of this revised notice, which still failed to contain the required specificity, IPC has continued to engage with AHCA to obtain information that would enable IPC to rebut the basis for the payment suspension. These efforts have included submitting a second PRL request on September 18, 2015 and submitting a letter to AHCA providing information to support a determination by AHCA that it has “good cause” to discontinue the payment suspension, consistent with the applicable federal regulation. On October 23, 2015, IPC received an order dismissing IPC’s petition for formal administrative review on the grounds that there is no final agency action and because the suspension is a contract action not appropriate for an administrative hearing. IPC is continuing discussions with AHCA officials in an effort to resolve this matter.
It is not possible to predict when any of the above matters may be resolved, the time or resources that we will need to devote to the matters, or what impact, if any, the outcome of any of the matters might have on our business, consolidated financial position, results of operations, or cash flows.

Item 4.	Mine Safety Disclosures
Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Price Range of Common Stock
Our common stock is traded on the NYSE under the symbol “TMH.” As of February 18, 2016, there were 186 holders of record of our common stock. This does not include persons who hold our common stock in nominee or “street name” accounts through brokers or banks.
The following table sets forth the high and low sales prices per share of our common stock as reported on the NYSE during the years ended December 31, 2014 and 2015:

	High	Low
Year ended December 31, 2014:
First quarter	$48.07	$41.37
Second quarter	$52.18	$43.18
Third quarter	$60.94	$48.80
Fourth quarter	$63.13	$52.36
Year ended December 31, 2015:
First quarter	$61.85	$50.83
Second quarter	$67.79	$56.98
Third quarter	$70.21	$52.78
Fourth quarter	$63.56	$43.15
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
Sales of Unregistered Equity Securities
There were no unregistered sales of equity securities during the quarter ended December 31, 2015.
Issuer Purchases of Equity Securities
We did not repurchase any of our equity securities during the quarter ended December 31, 2015.

Item 6.	Selected Financial Data
The following table sets forth our selected historical financial data as of the dates and for the periods indicated. The selected historical financial data as of December 31, 2014 and 2015 and for each of the three years in the period ended December 31, 2015 have been derived from our audited consolidated financial statements included elsewhere in this Form 10-K. We derived the selected historical financial data as of December 31, 2011, 2012 and 2013 and for the years ended December 31, 2011 and 2012 from our audited consolidated financial statements that are not included in this Form 10-K.
You should read the data presented below together with, and qualified by reference to, our consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” each of which is included elsewhere in this Form 10-K.

	Year Ended December 31,
	2011	2012	2013	2014	2015
	(Dollars in thousands, except per share data)
Statement of Operations Data:
Net revenues	$1,745,328	$2,069,023	$2,383,595	$2,819,643	$3,597,247
Cost of services rendered (exclusive of depreciation and amortization shown separately below):
Professional service expenses	1,348,255	1,611,884	1,867,817	2,179,837	2,836,474
Professional liability costs	65,982	71,556	74,185	97,609	107,505
General and administrative expenses (includes contingent purchase and other acquisition compensation expense of $13,575, $36,850, $23,962, $30,637 and $17,293 for the years ended December 31, 2011, 2012, 2013, 2014 and 2015, respectively)	169,147	220,799	228,911	281,054	308,193
Other (income) expenses, net	242	(4,757)	(4,536)	(4,588)	(1,935)
Depreciation	12,208	14,495	17,070	20,886	24,581
Amortization	17,756	29,765	37,550	55,647	83,581
Interest expense, net	12,782	16,339	14,910	15,050	30,986
Loss on extinguishment and refinancing of debt	6,022	194	—	3,648	—
Transaction costs	4,149	4,368	3,809	7,179	58,301
Earnings before income taxes	108,785	104,380	143,879	163,321	149,561
Provision for income taxes	43,264	40,571	56,313	65,232	66,786
Net earnings	65,521	63,809	87,566	98,089	82,775
Net earnings attributable to noncontrolling interest	—	37	157	351	64
Net earnings attributable to Team Health Holdings, Inc.	$65,521	$63,772	$87,409	$97,738	$82,711
Per Share Data:
Basic net earnings per share	$1.01	$0.96	$1.27	$1.39	$1.15
Weighted average basic shares outstanding (in thousands)	65,041	66,371	68,988	70,400	72,086
Diluted net earnings per share	$0.98	$0.93	$1.24	$1.35	$1.12
Weighted average diluted shares outstanding (in thousands)	66,580	68,277	70,624	72,164	73,807
Cash Flows and Other Financial Data:
Net cash provided by operating activities	$96,828	$71,558	$154,409	$198,663	$145,824
Net cash used in investing activities	(141,410)	(171,948)	(194,089)	(543,017)	(1,636,780)
Net cash provided by financing activities	24,100	131,775	30,771	332,117	1,499,425
Capital expenditures(a)	11,977	22,005	21,378	24,576	40,690
	As of December 31,
	2011	2012	2013	2014	2015
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$9,855	$41,240	$32,331	$20,094	$28,563
Working capital (deficit)(b)	(1,430)	80,332	64,258	(143,054)	169,245
Total assets	925,029	1,201,716	1,355,553	1,967,802	4,060,842
Total debt(c)	414,785	511,540	495,706	798,330	2,406,263
Total shareholders' equity including noncontrolling interests	19,377	126,057	268,481	422,636	646,688

(a)	Reflects expenditures for property and equipment used in our business.

(b)	Working capital means current assets minus current liabilities.

(c)	Includes current portion of long-term debt. See Note 10 to the consolidated financial statements included elsewhere in the Form 10-K for a discussion of long-term debt.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
We believe we are one of the largest suppliers of outsourced healthcare professional staffing and administrative services to hospitals and other healthcare providers in the United States, based upon revenues and patient visits. Our regional operating models also include comprehensive programs for inpatient care, pediatrics and other healthcare services, principally within hospital departments, post-acute settings and other healthcare treatment facilities. We have focused, however, primarily on providing outsourced services to hospital EDs, which accounts for the majority of our net revenues.
Factors and Trends that Affect Our Results of Operations
In reading our financial statements, you should be aware of the following factors and trends that we believe are important in understanding our financial performance.
IPC Healthcare Acquisition
On November 23, 2015, we completed the acquisition of IPC, a national acute hospital medicine and post-acute provider organization. Pursuant to the terms of the agreement each share of IPC common stock issued and outstanding as of the date of the transaction were converted into the right to receive $80.25 per share in cash resulting in total net cash consideration paid of $1.41 billion. We also assumed $148.2 million of existing IPC debt which was paid simultaneously with the closing of the transaction. In addition to the cash consideration we replaced all of IPC's outstanding share-based payment awards (IPC Replacement Awards) as of the date of the completed transaction with equivalent Company share-based equity awards.
In connection with the transaction, we entered into an amended and restated credit agreement consisting of the existing credit facilities, a new tranche B term loan facility in an aggregate principal amount of $1.15 billion and an incremental tranche B term loan facility in an aggregate principal amount of $165.0 million and issued $545.0 million aggregate principal amount of 7.25% Senior Notes due 2023 (Notes) pursuant to a private placement transaction conducted under Rule 144A and Regulation S of the Securities Act of 1933, as amended.
The exchange of IPC's outstanding share-based payment awards was based on a conversion ratio, as defined in the agreement, that maintained the same relative fair value before and after the exchange. We issued approximately 578,000 of restricted stock unit awards and 1,393,000 stock option awards to IPC share-based award holders.
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
Healthcare Reform
In 2010, the President of the United States and the U.S. Congress enacted significant reforms to the U.S. healthcare system. These reforms, contained primarily in the Patient Protection and Affordable Care Act, Pub.L. 111-148 (PPACA) and its companion act, the Health Care Education and Reconciliation Act, Pub.L. 111-152, (HCERA), (collectively, the Healthcare Reform Laws,) have significantly altered the U.S. healthcare system by establishing, among many other things, (i) increased access to health insurance benefits for the uninsured and underinsured populations, (ii) new facilitators and providers of health insurance as well as new health insurance purchasing access points (i.e., exchanges); (iii) incentives for certain employer groups to purchase health insurance for their employees; (iv) opportunities for subsidies to certain qualifying individuals to help defray the cost of premiums and other out-of-pocket costs associated with the purchase of health insurance; and over the longer term, (v) mechanisms to foster alternative payment and reimbursement methodologies focused on outcomes, quality and care coordination.
Since its passage in 2010, the Health Care Reform Laws have faced several challenges. Notably, in June 2012, the U.S. Supreme Court upheld the constitutionality of the requirement in the PPACA that individuals maintain health insurance or be required by law to pay a penalty (known as the individual mandate). In that ruling, the individual mandate was upheld by the U.S. Supreme Court under Congress's taxing power. Additionally, the U.S. Supreme Court held in the same ruling that states were not obligated to expand their Medicaid programs as stipulated in the PPACA to eligible recipients based solely on income.

 Consequently, the ruling held that each state retained the option to expand their Medicaid roles or not. States that choose not to expand their Medicaid roles will forego a 100% federal matching fund made available to states through 2020 and 90% thereafter for the expanded Medicaid population, but those states that do not expand will not lose their existing federal Medicaid matching payments. Currently, 32 states (including the District of Columbia) have implemented or announced their intention to expand their Medicaid programs for individuals with incomes at or less than 138% of the Federal Poverty Limit (FPL), 3 states are considering expansion and remain in discussions with the federal Department of Health & Human Services (HHS), and 16 states have elected not to expand. In addition, in June 2015, the U.S. Supreme Court upheld the provision of tax credits and federal subsidies available to individuals who purchase health insurance through a federally-facilitated exchange, irrespective of whether the exchange is run by the state or the federal government.
The Healthcare Reform Laws triggered numerous other changes to the U.S. healthcare system, some of which have already gone into effect, such as the individual mandate which went into effect on January 1, 2014, while others have been delayed until 2016 and beyond. For instance, the requirement that mid-size employers (defined as groups between 50 and 99 employees) and large size employers (defined as 100 or more employees) provide health insurance to their employees or pay an employee fine, per employee (the employer mandate) has been delayed several times and is now not scheduled to be fully implemented until 2016. Additionally, in December 2015, Congress, as part of the Consolidated Appropriations Act for 2016, (i) suspended the health insurance industry fee (the health insurance tax) which applies to employer purchased insured plans, not self-insured plans, for one year, 2017; (ii) defunded the Independent Payment Advisory Board (IPAB), which is a 15-member panel of health care experts created by the PPACA and tasked with making annual cost-cutting recommendations for Medicare if Medicare spending exceeds a specified growth rate, for one year, 2016; (iii) eliminated the Medical Device Excise Tax (Medical Device Tax), which imposed a 2.3% tax on manufacturers of certain medical devices, for two years, 2016 and 2017; and (iv) delayed the implementation of the “Cadillac Tax”, which imposed an excise tax of 40% on premiums for individuals and families that exceeded a certain minimum threshold of $10,200 for individuals and $27,500 for families until 2020.
Most recently, in January 2016, and for the first time since the inception of the Healthcare Reform Laws, Congress sent a bill to the President of the United States, repealing, in full, the Healthcare Reform Laws. President Obama vetoed this bill and it is unlikely that Congress will have sufficient votes to override the President’s veto, but notwithstanding, further challenges to the Healthcare Reform Laws are expected which could impact further implementation of these laws, or the law itself. Consequently, the outcome of the upcoming 2016 presidential elections will likely be determinative on the long-term future of the Health Care Reform Laws.
Changes in Payor Mix
Since implementation of the Health Care Reform Laws, many of the patients presenting to the Company’s affiliated health care professionals have experienced increased access to health benefits either through the expansion of state Medicaid programs or through access to exchange enrollment opportunities. Since 2014, the Company has realized a decline in the percentage of self-pay visits for our consolidated fee for service volume and an increase in the percentage of Medicaid visits which we believe is attributable to healthcare reform. Other provisions, however, such as Medicare payment reforms and reductions that could potentially reduce provider payments, may have an adverse effect on the reimbursement rates we receive for services provided by affiliated healthcare professionals.
Medicare and Medicaid Payments for Physician Services
CMS reimburses for our services to Medicare beneficiaries based upon the rates in the MPFS, which were updated each year based on the SGR formula enacted under the Balanced Budget Act of 1997. Many private payors use the MPFS to determine their own reimbursement rates. The application of the SGR formula to the MPFS yielded negative updates every year beginning in 2002, although CMS was able to take administrative steps to avoid a reduction in 2003 and Congress took a series of legislative actions to prevent reductions each year from 2004 through March 31, 2015.
On April 14, 2015, Congress enacted legislation known as the Medicare Access and CHIP Reauthorization Act of 2015 (MACRA) that permanently repealed the SGR formula, replacing it with a formula that calls for annual updates of 0.5% for a 5-year period (starting July 1, 2015 through the end of 2019). Starting in 2020, and through the end of 2025, there will be no annual updates to the payment rates but physicians will have the opportunity to receive additional payment adjustments through the MIPS. MIPS is an incentive-based payment program that rewards quality performance related to four assessment categories: quality of care measures, resource use, meaningful use of EHRs, and clinical practice improvement activities. Physicians will receive a positive or negative payment adjustment based on how their composite performance score for each of the four assessment categories compared to the relevant performance threshold. Negative payment adjustments are capped at 4% in 2019, increasing each year, up to 9% in 2022. Positive payment adjustments can reach up to a maximum of three times the annual cap for negative payment adjustments in a particular year. Additional incentive payments will be available for “exceptional performers”. Alternatively, physicians who receive a significant share of their revenue through participation in

APMs that involve risk of financial losses and a quality measurement component will receive a 5% bonus each year from 2019 through 2024. These physicians are excluded from participation in the MIPS. In 2026 and subsequent years, annual updates will differ based on whether a physician is participating in an APM that meets certain criteria. Physicians participating in qualifying APMs will receive a 0.75% update, and all other physicians will receive a 0.25% update. APMs include models being tested by the Center for Medicare and Medicaid Innovation (other than health care innovation awards), the Medicare Shared Savings Program, under the Health Care Quality Demonstration Program, and other demonstrations required by Federal law. In addition to these changes to the Medicare physician payment system, the law also extends funding for CHIP. The CHIP program, which covers more than 8 million children and pregnant women in families that earn income above Medicaid eligibility levels, is currently authorized through 2019. Funding for the program has been extended for two years, through fiscal year 2017.
2016 Medicare Physician Fee Schedule (2016 MPFS)
In November 2015, CMS released the final rule to update the 2016 MPFS. This is the first final regulatory update to the MPFS since the SGR formula was repealed in April 2015. The 2016 MPFS final rule resulted in a blended adjustment, impacted not just by MACRA, but also by the Protecting Access to Medicare Act of 2014 (PAMA) and the Achieving a Better Life Experience Act of 2014 (ABLE). A reduction in the 2016 Conversion Factor (CF) offset against a slightly reduced adjustment to the respective specialties' PE RVUs, will result in a slight negative adjustment to the 2016 MPFS.
Medicaid Parity
The PPACA provided Medicare bonus payments to primary care physicians and general surgeons practicing in health professional shortage areas, and from 2013 through 2014, increased Medicaid payments for primary care services furnished by certain physicians at the Medicare rates. A limited number of the Company’s providers qualified for the increased Medicaid payments in certain states through the Medicaid Primary Care Rate Increase Program under Section 1202 of the PPACA. Congress failed to extend federal funding for this program, which expired on December 31, 2014. As of December 31, 2014 and 2015, we recognized $39.7 million and $3.9 million, respectively, of estimated net revenue from the Medicaid parity program.The Medicaid parity program revenue recognized in 2015 is related to changes in estimated revenue from prior year services and the election by certain states to extend elements of the Medicaid parity program on a state funded basis for a limited period of time.
Budget Control Act - Medicare Sequestration
In August 2011, Congress enacted the BCA, which committed the U.S. government to significantly reduce the federal deficit over ten years. The BCA established caps on discretionary spending through 2021. It also established a Joint Select Committee of Congress on Deficit Reduction (Joint Committee) that was responsible for identifying an additional $1.5 trillion in deficit reductions. The Joint Committee was unable to identify the additional deficit reductions by the deadline, thereby triggering a second provision of the BCA called “sequestration.” Sequestration calls for automatic spending cuts of $1.2 trillion over a nine-year period, beginning January 2, 2013, split between defense and non-defense programs, including spending cuts to Medicare programs averaging 2%.
In January 2013, President Obama signed the American Taxpayor Relief Act of 2012 into law. This legislation delayed the sequestration cuts that would have reduced Medicare payments by 2% until March 1, 2013. Since Congress and the White House failed to act by March 1, 2013, across-the-board cuts to Medicare payments took effect for Medicare services furnished on or after April 1, 2013. The Budget Act enacted on December 26, 2013 provided limited relief from sequestration cuts for certain defense and non-defense spending for fiscal years 2014 and 2015, but continued the 2% cuts in Medicare reimbursement. Congress has taken additional actions, most recently in the two year bipartisan budget agreement enacted on November 2, 2015, to further extend the 2% Medicare sequestration cuts through 2025.
Out-of-Network Emergency Care: “Greatest of Three”
In June 2010, CMS in concert with the Department of Labor (DoL) and Internal Revenue Service (IRS) published an interim rule (IFR) outlining patient protections under the PPACA, including a mechanism for the reimbursement of out-of-network emergency care, commonly referred to as the ‘Greatest of Three’ rule.
In November, 2015, CMS, DoL and IRS published a Final Rule (FR) establishing a three prong ‘test’ as the basis for determining fair payment to providers for the reimbursement of out-of-network emergency services. Under the FR, this test is satisfied if the health insurance benefit plan reimburses the provider an amount equal to not less than the greater of: (1) the median amount negotiated with in-network providers for the emergency services; (2) the amount for the emergency services calculated using the same method the plan generally uses to determine payments for out-of-network services (such as the usual, customary, and reasonable amount); or (3) the amount that would have been paid under Medicare for the emergency services.

A material change from the IFR to the FR was the reference to “usual, customary, and reasonable amounts” in the FR, as opposed to “usual, customary, and reasonable charges” in the IFR. This is material because health benefit plans can satisfy the Greatest of Three test without regard to a provider’s submitted billed charges. Additionally, the FR does not prohibit providers from balance billing patients for out-of-network emergency services, but the “Greatest of Three’ rule does not apply in states that ban balance billing.
Bundled Payments for Care Improvement (BPCI) Program
BPCI is an initiative sponsored by CMS that is designed to allow organizations to enter into payment arrangements that include financial and performance accountability for certain episodes of care. The objective of the BPCI program is to achieve higher quality and more coordinated care at a lower cost to Medicare. The BPCI program is comprised of four broadly defined models of care, which link payments for multiple services beneficiaries receive during an episode of care. The various models of care cover both acute care hospital stays as well as post-acute care. The Company participates primarily in Model 2: Retrospective Acute Care Hospital Stay plus Post-Acute Care.
The Company has contracted with Remedy BPCI Partners who is serving as the convening organization that brings together multiple health care providers to participate in BPCI. The Company’s participation in Phase II of the BPCI program began on July 1, 2015. Currently, 31 of the Company’s provider groups (TINs) participate in the BPCI program in several different geographic locations. The Company significantly expanded its participation in BPCI through its acquisition of IPC. During the initial phase of participation in the BPCI program, the Company does not anticipate any material financial impact, due to anticipated delays in the adjudication of claims and determination of any benefits under the program.
State programs, similar to BPCI, exist too. In Tennessee for instance, the state Medicaid program, known as TennCare, as well as the Tennessee state employees benefit plans are experimenting with a program known as Tennessee's Health Care Innovation Initiative (HCII). First announced in February 2013, HCII shall reward health care providers for improved quality and outcomes for patients with selected medical conditions under defined episodes of care. The HCII also addresses the transformation of the delivery of primary care and long-term care services. The potential financial impact in subsequent years is dependent on the Company’s ability to meet the specific goals and objectives of the BPCI program and state programs, like HCII, and other commercial insurance products as they continue to evolve.
Comprehensive Care for Joint Replacement Model
In November 2015, CMS published a final rule implementing the Comprehensive Care for Joint Replacement Model (CCJR), with a start date of April 1, 2016. The CCJR model aims to support better and more efficient care for beneficiaries undergoing the most common inpatient surgeries for Medicare beneficiaries: hip and knee replacements (also called lower extremity joint replacements or LEJR). The CCJR model tests bundled payment mechanisms by holding participant hospitals financially accountable for the quality and cost of a CCJR episode of care and incentivizes increased coordination of care among hospitals, physicians, and post-acute care providers. The episode of care begins with the admission to a participant hospital of a beneficiary who is ultimately discharged under MS-DRG 469 (Major joint replacement or reattachment of lower extremity with major complications or comorbidities) or 470 (Major joint replacement or reattachment of lower extremity without major complications or comorbidities) and ends 90 days post-discharge in order to cover the complete period of care and recovery for beneficiaries.
The CCJR episode of care includes all related items and services paid under Medicare Part A and Part B for Medicare fee-for-service beneficiaries undergoing LEJR procedures, subject to certain exclusions. Participant hospitals will receive episode target prices for MS-DRGs 469 and 470 each year, reflecting the differences in spending for episodes initiated by each MS-DRG. All providers and suppliers are paid under the usual payment system rules and procedures of the Medicare program for episode services throughout the year. At the end of a model performance year, actual spending for the episode (total expenditures for related services under Medicare Parts A and B) is compared to the episode target price for the participant hospital. Depending on the participant hospital’s quality and episode spending performance, the hospital may receive an additional payment from Medicare or be required to repay Medicare for a portion of the episode spending.
CMS has implemented the CCJR model in 67 geographic areas, defined by metropolitan statistical areas (MSAs). MSAs are counties associated with a core urban area that has a population of at least 50,000. Non-MSA counties (no urban core area or urban core area of less than 50,000 in population) were not selected for participation in the CCJR model.
Military and Government Healthcare Staffing
We are a provider of healthcare professionals serving patients eligible to receive care in government treatment facilities nationwide administered by the Department of Defense and beneficiaries of other government agencies in their respective clinical locations. Our revenues derived from military and government facility healthcare staffing totaled $115.4 million and $109.5 million for the twelve months ended December 31, 2014 and 2015, respectively. Of these revenues, $70.2 million and

$62.9 million for the twelve months ended December 31, 2014 and 2015, respectively, are generated from contracts that are subject to a competitive bidding process which primarily takes place during the third quarter of each year. A portion of the contracts awarded during the third quarter of 2014 have expired during 2015 and were subject to a competitive rebidding and award process. We were successful in retaining existing business and winning new bids in the estimated annualized amount of $111.4 million following the completion of the bidding process as of October 1, 2015. The estimated annualized amount of $111.4 million included $23.8 million awarded under one-year contracts. All contracts, including contracts with renewal options, can be terminated by the government at any time without notice. The outcome of any rebidding and award process is uncertain and we may not be awarded new contracts. Our contracts with renewal options may not be renewed and the government may exercise its rights to terminate the contracts.
In addition, over the last several years the process of awarding military and government facility healthcare staffing contracts has developed a bias toward intentionally awarding certain contracts to qualified small and minority owned businesses. Although we participate in such small and minority owned business awards to the extent we can serve as a sub-contractor, our revenues from these arrangements are limited compared to a contract award we retain through the regular competitive bidding process. Approximately 27.6% and 26.6% of our military staffing revenue for each of the twelve months ended December 31, 2014 and 2015, respectively, was derived through sub-contracting agreements with small business prime contractors.
Acquisition Activity
In 2014 and continuing into 2015, we realized an increase in the number of acquisitions, including the IPC Transaction, when compared to prior years. Given the inherent uncertainty in being presented appropriate acquisition opportunities, in addition to our current state of indebtedness, while we remain focused on continuing to execute opportunistic acquisitions, we might not continue acquisitions at the same pace. See Note 3 of the consolidated financial statements included in this Form 10-K for a detailed discussion of our acquisitions.
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
A significant portion (approximately 87% of our net revenues before provision for uncollectibles in the year ended December 31, 2015 and 85% in the year ended December 31, 2014) resulted from fee for service patient visits. Fee for service revenue represents revenue earned under contracts in which we bill and collect the professional component of charges for medical services rendered by our contracted and employed physicians. Under the fee for service arrangements, we bill patients for services provided and receive payment from patients or their third-party payors. Fee for service revenue is reported net of contractual allowances and policy discounts. All services provided are expected to result in cash flows and are therefore reflected as net revenues before provision for uncollectibles in the financial statements. Fee for service revenue is recognized in the period that the services are rendered to specific patients and reduced immediately for the estimated impact of contractual allowances in the case of those patients having third-party payor coverage. The recognition of net revenues before provision for uncollectibles (gross charges less contractual allowances) from such visits is dependent on such factors as proper completion of medical charts following a patient visit, the forwarding of such charts to one of our billing centers for medical coding and entering into our billing systems and the verification of each patient’s submission or representation at the time services are rendered as to the payor(s) responsible for payment of such services. Net revenues before provision for uncollectibles are recorded based on the information known at the time of entering such information into our billing systems as well as an estimate of the net revenues before provision for uncollectibles associated with medical charts for a given service period that have not yet been processed into our billing systems. The above factors and estimates are subject to change. For example, patient payor information may change following an initial attempt to bill for services due to a change in payor status. Such changes in payor status have an impact on recorded net revenues before provision for uncollectibles due to differing payors being subject to different contractual allowance amounts. Such changes in net revenues before provision for uncollectibles are recognized in the period that such changes in the payor become known. Similarly, the actual volume of medical charts not processed into our billing systems may be different from the amounts estimated. Such differences in net revenues before provision for uncollectibles are adjusted the following month based on actual chart volumes processed.
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
Net Revenues. Net revenues reflect management’s estimate of billed amounts to ultimately be collected. Management, in estimating the amounts to be collected resulting from nearly seventeen million annual fee for service patient visits and procedures, considers such factors as prior contract collection experience, current period changes in payor mix and patient acuity indicators, reimbursement rate trends in governmental and private sector insurance programs, resolution of overprovision account balances, the estimated impact of billing system effectiveness improvement initiatives, and trends in collections from self-pay patients and external collection agencies. In developing our estimate of collections per visit or procedure, we consider the amount of outstanding gross accounts receivable by period of service, but do not use an accounts receivable aging schedule to establish estimated collection valuations. Individual estimates of net revenues by contractual location are monitored and refreshed each month as cash receipts are applied to existing accounts receivable and other current trends that have an impact upon the estimated collections per visit are observed. Such estimates are substantially formulaic in nature. In the ordinary course of business we experience changes in our initial estimates of net revenues during the year following commencement of services. Such provisions and any subsequent changes in estimates may result in adjustments to our operating results with a corresponding adjustment to our accounts receivable allowance for uncollectibles on our balance sheet. Differences between amounts ultimately realized and the initial estimates of net revenues have historically not been material.
The table below summarizes our approximate payor mix as a percentage of consolidated fee for service patient volume, excluding the results of IPC operations, for the periods indicated:

	Year Ended December 31,
	2013	2014	2015
Payor:
Medicare	24.4%	24.8%	25.4%
Medicaid	25.9	29.4	31.5
Commercial and managed care	26.5	26.4	26.2
Self-pay	21.2	17.6	15.6
Other	2.0	1.8	1.3
Total	100.0%	100.0%	100.0%

The table below summarizes our approximate payor mix as a percentage of consolidated net revenues, excluding the results of IPC operations for the periods indicated:

	Year Ended December 31,
	2013	2014	2015
Commercial and managed care plans	37%	39%	41%
Medicare program	16%	17%	19%
Medicaid program	10%	12%	11%
Self-pay	9%	7%	5%
Total FFS revenue	72%	75%	76%
Contract revenue	27%	23%	21%
Other revenue	1%	2%	3%
Total	100%	100%	100%
Accounts Receivable. As described above and below, we determine the estimated value of our accounts receivable based on estimated cash collection run rates of estimated future collections, by facility contract, for patient visits under our fee for service contract revenue. Accordingly, we are unable to report the payor mix composition on a dollar basis of our outstanding net accounts receivable. However, a 1% change in the estimated carrying value of our net fee for service patient accounts receivable before consideration of the allowance for uncollectible accounts at December 31, 2015 could have an after tax effect of approximately $6.8 million on our financial position and results of operations. Our days of revenue outstanding at December 31, 2014 and at December 31, 2015, were 59.0 days and 62.7 days, respectively, excluding the effect of the acquired IPC accounts receivable. The number of days outstanding will fluctuate over time due to a number of factors, including the timing of cash collections and valuation adjustments recorded during the period and changes in average revenue per day that are primarily attributed to changes in gross charges, patient volumes, and changes in pricing with managed care plans. Our allowance for doubtful accounts totaled $500.6 million as of December 31, 2015.
Approximately 98% of our allowance for doubtful accounts is related to gross fees for fee for service patient visits. Our principal exposure for uncollectible fee for service visits is centered in self-pay patients and, to a lesser extent, for co-payments and deductibles from patients with insurance. While we do not specifically allocate the allowance for doubtful accounts to individual accounts or specific payor classifications, the portion of our allowance, excluding IPC, associated with fee for service charges as of December 31, 2015 was equal to approximately 93% of outstanding self-pay fee for service patient accounts.
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
Methodology for Computing Allowance for Doubtful Accounts. We employ several methodologies for determining our allowance for doubtful accounts depending on the nature of the net revenues before provision for uncollectibles recognized. We initially determine gross revenue for our fee for service patient visits based upon established fee schedule prices. Such gross revenue is reduced for estimated contractual allowances for those patient visits covered by contractual insurance arrangements to result in net revenues before provision for uncollectibles. Net revenues before provision for uncollectibles are then reduced for our estimate of uncollectible amounts. Fee for service net revenues represent our estimated cash to be collected from such patient visits and is net of our estimate of account balances estimated to be uncollectible. The provision for uncollectible fee for service patient visits is based on historical experience resulting from nearly seventeen million annual fee for service patient visits. The significant volume of patient visits and the terms of thousands of commercial and managed care contracts and the various reimbursement policies relating to governmental healthcare programs do not make it feasible to evaluate fee for service accounts receivable on a specific account basis. Fee for service accounts receivable collection estimates are reviewed on a quarterly basis for each of our fee for service contracts by period of accounts receivable origination. Such reviews include the use of historical cash collection percentages by contract adjusted for the lapse of time since the date of the patient visit. In addition, when actual collection percentages differ from expected results, on a contract by contract basis, supplemental detailed reviews of the outstanding accounts receivable balances may be performed by our billing operations to determine whether there are facts and circumstances existing that may cause a different conclusion as to the estimate of the collectibility of that contract’s accounts receivable from the estimate resulting from using the historical collection experience. Contract-related net revenues are billed based on the terms of the contract at amounts expected to be collected. Such billings are typically submitted on a monthly basis and aged trial balances prepared. Allowances for estimated uncollectible amounts related to such contract billings are made based upon specific accounts and invoice periodic reviews once it is concluded that such amounts are not likely to be collected. The methodologies employed to compute allowances for doubtful accounts were unchanged between 2015 and 2014.

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
The underlying information that serves as the foundational basis for making our actuarial estimates of professional liability losses is our internal database of incurred professional liability losses. We have captured extensive professional liability loss data going back, in some cases, over twenty years, that is maintained and updated on an ongoing basis by our internal claims management personnel. Our database contains comprehensive incurred loss information for our existing operations as far back as fiscal year 1997 (reflecting the initial timeframe in which we migrated to a consolidated professional liability program concurrent with the consummation of several significant acquisitions) and, in addition, we possess additional loss data that predates 1997 dates of occurrence for certain of our operations. Loss information reflects both paid and reserved losses incurred when we were covered by outside commercial insurance programs as well as paid and reserved losses incurred under our self-insurance program. Because of the comprehensive nature of the loss data and our comfort with the completeness and reliability of the loss data, this is the information that is used in the development of our actuarial loss estimates. We believe this database is one of the largest repositories of physician professional liability loss information available in our industry and provides us and our actuarial consultants with sufficient data to develop reasonable estimates of the ultimate losses under our self-insurance program. In addition to the estimated losses, as part of the actuarial process, we obtain revised payment pattern assumptions that are based upon our historical loss and related claims payment experience. Such payment patterns reflect estimated cash outflows for aggregate incurred losses by period based upon the occurrence date of the loss as well as the report date of the loss. Although variances have been observed in the actuarial estimate of ultimate losses by occurrence period between actuarial studies, the estimated payment patterns have shown much more limited variability. We use these payment patterns to develop our estimate of the discounted reserve amounts. The relative consistency of the payment pattern estimates provides us with a foundation in which to develop a reasonable estimate of the discount value of the professional liability reserves based upon the most current estimate of ultimate losses to be paid and the reasonable likelihood of the related cash flows over the payment period. Our estimated loss reserves under such programs are discounted at approximately 1.1% and 1.6% at December 31, 2014 and 2015, respectively, which was the weighted average Treasury rate, over a 10 year period at the measurement dates, which reflects the risk free interest rate over the expected period of claims payments.
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

IPC is fully insured on a claims-made basis up to policy limits through a third party malpractice insurance policy, which ends December 31 of each year. We have established reserves for this segment, on an undiscounted basis, for claims incurred and reported and IBNR during the policy period. These reserves of $26.0 million as of December 31, 2015 and the timing of payment of such amounts are estimated based upon actuarial loss projections, which are updated semi-annually and is preliminary as we are in the process of finalizing the purchase price allocation for the IPC acquisition.
The following reflects the current reserves for professional liability costs including IPC reserves of $26.0 million as of December 31, 2015 (in millions) as well as the sensitivity of the reserve estimates at a 65%, 75% and 90% confidence level:

As reported	$245.1
At 65% confidence level	$250.2
At 75% confidence level	$257.2
At 90% confidence level	$273.3
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
All reporting units that have recorded goodwill, based on the results of our annual impairment test, are not considered to be at risk as of December 31, 2015. The results of step one of the annual impairment test completed as of October 1, 2015, and as prescribed by the provisions of ASC 350 “Intangibles—Goodwill and Other,” which is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill, indicated there had been no impairment and the fair value exceeded the carrying value for the respective reporting units.
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

	Year Ended December 31,
	2013	2014	2015
Net revenues	100.0%	100.0%	100.0%
Professional service expenses	78.4	77.3	78.9
Professional liability costs	3.1	3.5	3.0
General and administrative expenses	9.6	10.0	8.6
Other (income) expenses, net	(0.2)	(0.2)	(0.1)
Depreciation	0.7	0.7	0.7
Amortization	1.6	2.0	2.3
Interest expense, net	0.6	0.5	0.9
Loss on refinancing of debt	—	0.1	—
Transaction costs	0.2	0.3	1.6
Earnings before income taxes	6.0	5.8	4.2
Provision for income taxes	2.4	2.3	1.9
Net earnings	3.7	3.5	2.3
Net earnings attributable to noncontrolling interest	—	—	—
Net earnings attributable to Team Health Holdings, Inc.	3.7%	3.5%	2.3%
Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014
Net Revenues Before Provision for Uncollectibles. Net revenues before provision for uncollectibles in the year ended December 31, 2015 increased $1.20 billion, or 25.0%, to $6.00 billion from $4.80 billion in the year ended December 31, 2014. The increase in net revenues before provision for uncollectibles resulted primarily from increases in fee for service revenue of $1.13 billion, contract revenue of $67.7 million and other revenue of $0.2 million. The increase in fee for service revenue was a result of a 34.9% increase in total fee for service visits and procedures and increases in estimated collections per billed visit. Estimated collections per visit increased due to annual increases in gross charges and managed care pricing improvements as well as increases in average patient acuity levels. The increase in contract revenue was due primarily to the impact of acquired contracts.
Provision for Uncollectibles. The provision for uncollectibles was $2.40 billion in the year ended December 31, 2015 compared to $1.98 billion in the corresponding period in 2014, an increase of $421.0 million, or 21.2%. The provision for uncollectibles as a percentage of net revenues before provision for uncollectibles declined to 40.0% in 2015 compared to 41.3%

in 2014. The provision for uncollectibles was primarily related to revenue generated under fee for service contracts that is not expected to be fully collected. The increase in the provision was due to annual increases in gross fee schedules and increases in patient volume and procedures. Changes in payor mix, particularly the level of self-pay fee for service visits, also had an impact on the provision for uncollectibles. For the year ended December 31, 2015, self-pay fee for service visits were approximately 15.6% of total fee for service visits compared to approximately 17.6% for 2014 which constrained the growth in the provision for uncollectibles between years.
Net Revenues. Net revenues in the year ended December 31, 2015 increased $777.6 million, or 27.6%, to $3.60 billion from $2.82 billion in the year ended December 31, 2014. Acquisitions contributed 19.1% (inclusive of a 2.9% contribution associated with IPC), new contracts, net of terminations, contributed 4.3% and same contract revenue contributed 4.2% of the increase in year over year growth in net revenues. Within the acquisitions category, new hospital contracting opportunities that were initially developed by our sales and marketing process contributed 5.1% of overall net revenue growth between years.
Total same contract revenue, which consists of contracts under management in both years, increased $117.7 million, or 4.9%, to $2.50 billion in 2015 from $2.38 billion in 2014. For the year ended December 31, 2015, increases in same contract fee for service volume of 5.1% contributed same contract revenue growth of 3.8% between years while an increase in same contract estimated collections on fee for service visits of 1.0% provided a 0.9% increase in same contract revenue growth. The increase in the estimated collections per visit is attributable to annual increases in gross charges and managed care pricing improvements and increases in Medicare reimbursement as well as increases in average patient acuity levels, Medicaid parity revenue, and favorable changes in payor mix between years. Contract and other revenue provided a 0.2% increase in same contract revenue growth between years. Acquisitions contributed $537.3 million (inclusive of $81.1 million associated with IPC) of growth between periods, while net new contract revenue increased $122.6 million. The benefit from Medicaid parity revenue recognized in the twelve months ended December 31, 2015 was $3.9 million, of which $1.1 million was same contract revenue compared to $39.7 million in 2014, of which $33.4 million was same contract revenue. The decrease in Medicaid parity revenue constrained consolidated revenue growth by 1.3% and and same contract revenue growth by 1.4% between years.
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
The components of net revenues include revenue from contracts that have been in effect for prior periods (same contracts) and from new and acquired contracts during the periods, as set forth in the table below:

	Year Ended December 31,
	2014	2015
	(In thousands)
Same contracts:
Fee for service revenue	$1,812,725	$1,924,284
Contract and other revenue	571,363	577,473
Total same contracts	2,384,088	2,501,757
New contracts, net of terminations:
Fee for service revenue	188,360	316,467
Contract and other revenue	111,053	105,593
Total new contracts, net of terminations	299,413	422,060
Acquired contracts:
Fee for service revenue	116,014	587,610
Contract and other revenue	20,128	85,820
Total acquired contracts	136,142	673,430
Consolidated:
Fee for service revenue	2,117,099	2,828,361
Contract and other revenue	702,544	768,886
Total net revenues	$2,819,643	$3,597,247
The following table reflects the visits and procedures included within fee for service revenues described in the table above:

	Year Ended December 31,
	2014	2015
	(In thousands)
Fee for service visits and procedures:
Same contract	10,540	11,078
New and acquired contracts, net of terminations	1,879	5,677
Total fee for service visits and procedures	12,419	16,755
Professional Service Expenses. Professional service expenses, which include physician and provider costs, billing and collection expenses, and other professional expenses, totaled $2.84 billion for the year ended December 31, 2015 compared to $2.18 billion for the year ended December 31, 2014, an increase of $656.6 million, or 30.1%. The increase between years is attributable to an increase of approximately $542.7 million related to our acquisitions and net new contract growth and $113.9 million associated with increases in the average rates paid per hour of provider service and increased hours of coverage on a same contract basis. Increases in average rates paid reflect wage and benefit increases associated with the provision of clinical services. Professional service expenses as a percentage of net revenues was 78.9% for the year ended December 31, 2015 compared to 77.3% for the year ended December 31, 2014.
Professional Liability Costs. Professional liability costs were $107.5 million in the year ended December 31, 2015 compared to $97.6 million in the year ended December 31, 2014, an increase of $9.9 million or 10.1%. Professional liability costs for the year ended December 31, 2014 included an increase in the discounted carrying value of professional liability reserves related to prior years of $7.1 million. Excluding the prior year reserve adjustment of $7.1 million in 2014, professional liability costs increased $17.0 million, or 18.8%, between years. The increase was primarily attributable to acquisitions and net new contracts. Professional liability costs as a percentage of net revenue were 3.0% and 3.5% in 2015 and 2014, respectively. Excluding the prior year reserve adjustment in 2014, professional liability costs as a percentage of net revenues were 3.0% in 2015 and 3.2% in 2014.
General and Administrative Expenses. General and administrative expenses increased $27.1 million, or 9.7% to $308.2 million for the year ended December 31, 2015 from $281.1 million in the year ended December 31, 2014. Included in the 2015 and 2014 general and administrative expenses are $17.3 million and $30.6 million, respectively, of contingent purchase and other acquisition compensation expense incurred in connection with acquisitions. Excluding these charges, general and administrative expenses increased $40.5 million, or 16.2%, in 2015 from 2014. The increase in general and administrative expense was primarily due to acquisitions and growth in salaries and new positions, and increases in professional fees between years. Total general and administrative expenses as a percentage of net revenues were 8.6% in 2015 and 10.0% in 2014. Excluding contingent purchase and other acquisition compensation expense, general and administrative expenses as a percentage of net revenues were 8.1% in 2015 and 8.9% in 2014.
Other (Income) Expenses, Net. For the year ended December 31, 2015, we recognized $1.9 million of other income, net compared to $4.6 million in 2014. The income recognized in 2015 is primarily related to the sale of our cost method investment in a hospital-based telemedicine consultation provider and certain assets that were held for sale, partially offset by a loss on sale of assets related to our outsourced medical coding practice and decline in the fair value of assets related to our non-qualified deferred compensation plan. The income recognized in 2014 includes a $2.3 million net gain of the sale and disposal of assets, including the sale of certain assets associated with our clinic operations and income related to the change in the fair value of assets related to our non-qualified deferred compensation plan.
Depreciation. Depreciation expense was $24.6 million in the year ended December 31, 2015 compared to $20.9 million for the year ended December 31, 2014. The increase of $3.7 million was primarily due to capital expenditures in 2015 and 2014.
Amortization. Amortization expense was $83.6 million in the year ended December 31, 2015 compared to $55.6 million for the year ended December 31, 2014. The increase of $27.9 million was result of an increase in other intangibles recognized in connection with our acquisitions in 2015 and 2014.
Interest Expense, Net. Net interest expense increased to $31.0 million in the year ended December 31, 2015, compared to $15.1 million in 2014. The increase is primarily related to the addition of the tranche B term loan and the newly issued 7.25% Senior Notes due in 2023 in connection with the financing of the IPC acquisition, as well as average increased borrowings under the revolving credit facility and an increase in the amortization of deferred financing costs compared to 2014.
Loss on Refinancing of Debt. The $3.6 million loss in 2014 consists of the write-off of previously recognized deferred financing costs as well as certain fees and expenses associated with the 2014 refinancing.
Transaction Costs. Transaction costs reflect expenses associated with accounting, legal, due diligence and other transaction fees related to acquisition and integration activity. For the year ended December 31, 2015, transaction costs were $58.3 million compared to $7.2 million for the year ended December 31, 2014. The $58.3 million of transactions costs recognized in 2015 includes costs related to the IPC acquisition of $51.7 million, of which $12.6 million related to equity based compensation associated with the acceleration of equity awards under contractual terms.
Earnings Before Income Taxes. Earnings before income taxes in the year ended December 31, 2015 were $149.6 million compared to $163.3 million in 2014.
Provision for Income Taxes. The provision for income taxes was $66.8 million in the year ended December 31, 2015 compared to $65.2 million in 2014. The effective tax rate was 44.7% in 2015 compared to 39.9% in 2014. The increase in the effective tax rate between years was primarily a result of an increase in nondeductible transaction costs, contingent compensation and amortization expense on stock transactions.
Net Earnings. Net earnings were $82.8 million in the year ended December 31, 2015 compared to $98.1 million in the year ended December 31, 2014.
Net Earnings Attributable to Noncontrolling Interests. Net earnings attributable to noncontrolling interests were $0.1 million for the year ended December 31, 2015 compared to $0.4 million for the year ended December 31, 2014.
Net Earnings Attributable to Team Health Holdings, Inc. Net earnings attributable to Team Health Holdings, Inc. were $82.7 million and $97.7 million for the years ended December 31, 2015 and 2014, respectively.
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
Cash provided by operating activities in the year ended December 31, 2015 was $145.8 million compared to $198.7 million in 2014. There were $12.7 million contingent purchase price payments in 2015 and $24.5 million in 2014. Also impacting operating cash flow in 2015 was $33.2 million of cash transaction and integration costs associated with the IPC acquisition. Excluding the impact of the 2015 and 2014 contingent purchase payments and the IPC related transaction and integration costs, operating cash flows were $191.7 million in 2015 compared to $223.2 million in 2014. The reduction in operating cash flows of $31.5 million between years reflects an increased level of interest payments and working capital funding. Cash used in investing activities in the year ended December 31, 2015 was $1.64 billion compared to $543.0 million in the year ended December 31, 2014. The $1.09 billion increase was principally due to an increase in cash used for acquisitions. Cash provided by financing activities in the year ended December 31, 2015 was $1.50 billion compared to $332.1 million in the year ended December 31, 2014. The change in cash provided by financing activities was primarily due to increased borrowings in connection with the financing of the IPC acquisition.
We spent $40.7 million in 2015 and $24.6 million in 2014 for capital expenditures. These expenditures were primarily for billing and information technology investments and related development projects along with projects in support of operational initiatives.
As of December 31, 2015, we had total cash and cash equivalents of approximately $28.6 million. There are no known liquidity restrictions or impairments on our cash and cash equivalents as of December 31, 2015.
As of December 31, 2015, we had $2.46 billion in aggregate indebtedness (excluding $53.2 million of deferred financing costs), which included borrowings under our Revolving Credit Facility in the amount of $22.0 million. We had an additional $628.0 million of borrowing capacity available under the Revolving Credit Facility, without giving effect to $6.4 million of undrawn letters of credit which reduces availability.
In connection with the financing of the IPC Transaction we entered into an amendment and restatement of our existing credit agreement, consisting of a new tranche B term loan in an aggregate principal amount of $1.15 billion and an incremental tranche B term loan facility in an aggregate principal amount of $165 million and issued $545.0 million of 7.25% Senior Notes due 2023. The proceeds of $1.87 billion were used to fund the IPC Transaction, repay IPC's assumed outstanding debt of $148.2 million, pay fees and transaction costs and reduce our revolving credit facility. See Note 3 to the consolidated financial statements included in this Form 10-K for additional discussion of the IPC Transaction.
Our senior credit facility agreement, as amended, contains both affirmative and negative covenants, including limitations on our ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire our capital stock, acquire the capital stock or assets of another business and pay dividends, and require us to comply with a maximum total net leverage ratio, tested quarterly. At December 31, 2015, we were in compliance with all covenants under the senior credit facility agreement. The senior credit facility is secured by substantially all of our and our U.S. subsidiaries’ assets.
The indenture governing our Notes contains restrictive covenants that limit among other things, the ability of us and our restricted subsidiaries to incur or guarantee additional debt or issue disqualified stock or certain preferred stock; pay dividends and make other distributions on, or redeem or repurchase, capital stock; make certain investments; incur certain liens; enter into certain transactions with affiliates; merge or consolidate; enter into agreements that restrict the ability of certain restricted subsidiaries to make dividends or other payments to us or each of our existing and future material domestic wholly-owned restricted subsidiaries, referred to, collectively, as “Guarantors"; designate restricted subsidiaries as unrestricted subsidiaries; and transfer or sell certain assets. These covenants are subject to a number of important limitations and exceptions. The indenture also contains customary events of default which would permit the holders of the Notes to declare those Notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the Notes or other material indebtedness, the failure to satisfy covenants and specified events of bankruptcy and insolvency.
Subject to any contractual restrictions, we and our subsidiaries or affiliates may from time to time, in their sole discretion, purchase, repay, redeem or retire any of our outstanding equity or debt securities in privately negotiated or open market transactions, by tender offer or otherwise.
We have historically been an acquirer of other physician staffing businesses and related interests. During 2015, total cash used related to acquisitions totaled $1.63 billion, which consisted of $1.60 billion for the acquisitions reported in investing cash flows and $22.3 million of contingent payments related to prior year acquisitions and other acquisition-related non shareholder payments. $12.7 million of the $22.3 million contingent payments were reported in operating cash flows and the remaining $9.6 million was reporting in financing cash flows.
For the year ended December 31, 2014, total cash used related to acquisitions totaled $580.8 million consisting of $556.2 million for the acquisitions that were reported in investing cash flows and $24.5 million of contingent payments related to prior year acquisitions and other acquisition-related non shareholder payments that were reported in operating cash flows.
During 2013, total cash used in acquisitions was $188.2 million, which consisted of $159.1 million of payments for the acquisitions that were reported in investing cash flows and $29.1 million of contingent payments on prior year acquisitions reported in cash provided by operating activities.

Generally our acquisitions contain a contingent payment provision that is based on the achievement of certain financial targets. We estimate future contingent payment obligations to be approximately $77.7 million for acquisitions made prior to December 31, 2015, which we expect to fund over a period of three years based upon current projected achievement of defined performance objectives of the acquired operations. $57.1 million was recorded as a liability on our consolidated balance sheet as of December 31, 2015, while the remaining estimated liability of $20.6 million will be recorded as contingent purchase or other acquisition compensation expense over the remaining performance period. See Note 3 of the consolidated financial statements included in this Form 10-K for a detailed discussion of our acquisitions and contingent payment obligations.
We are currently in discussions with certain physician staffing businesses regarding potential acquisition opportunities. If we consummate any of these potential acquisitions, we would expect to fund such acquisitions using our existing cash, or borrowings under our revolving credit facility, or the issuance of new debt or equity.
Effective March 12, 2003, we began providing for professional liability risks in part through a captive insurance company. Prior to such date we insured such risks principally through the commercial insurance market. The change in the professional liability insurance program initially resulted in increased cash flow due to the retention of cash formerly paid out in the form of insurance premiums to a commercial insurance company coupled with a long period (typically 2-4 years or longer on average) before cash payout of such losses occurs. A portion of such cash retained is retained within our captive insurance companies and invested and therefore not immediately available for general corporate purposes. See Note 8 of the consolidated financial statements included in this Form 10-K for a discussion of the investments held by the Company and our captive insurance subsidiaries.
Effective June 1, 2014, we renewed our fronting carrier program with a commercial insurance carrier through May 31, 2016. In connection with this renewal, we paid cash premiums of $14.1 million and paid an additional $16.5 million to the commercial insurance carrier in June 2015. For the year ended December 31, 2015, we funded approximately $43.0 million of premiums to our captive subsidiary.
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
The following tables reflect a summary of obligations and commitments outstanding as of December 31, 2015:

	Payments Due by Period
	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
	(Dollars in thousands)
Contractual cash obligations:
Long-term debt	$68,900	$135,050	$461,300	$1,794,250	$2,459,500
Operating leases	23,574	41,304	31,619	51,969	148,466
Interest payments	119,429	233,532	208,169	226,609	787,739
Subtotal	$211,903	$409,886	$701,088	$2,072,828	$3,395,705

	Amount of Commitment Expiration Per Period
	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
	(Dollars in thousands)
Other commitments:
Standby letters of credit	$6,400	$—	$—	$—	$6,400
Contingent purchase payments	31,127	46,491	75	—	77,693
Subtotal	37,527	46,491	75	—	84,093
Total obligations and commitments	$249,430	$456,377	$701,163	$2,072,828	$3,479,798

We present Adjusted EBITDA as a supplemental measure of our performance. We define Adjusted EBITDA as net earnings attributable to Team Health Holdings, Inc. before interest expense, taxes, depreciation and amortization, as further adjusted to exclude the non-cash items and the other adjustments shown in the table below. We present Adjusted EBITDA because we believe it assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. We believe that the presentation of Adjusted EBITDA is appropriate to provide additional information to investors about the calculation of and compliance with, our debt agreements. Adjusted EBITDA is a material component of these covenants.
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
The following table sets forth a reconciliation of net earnings attributable Team Health Holdings, Inc. to Adjusted EBITDA.

	Year Ended December 31,
	2013	2014	2015
	(In thousands)
Net earnings attributable to Team Health Holdings, Inc.	$87,409	$97,738	$82,711
Interest expense, net	14,910	15,050	30,986
Provision for income taxes	56,313	65,232	66,786
Depreciation	17,070	20,886	24,581
Amortization	37,550	55,647	83,581
Other (income) expenses, net(a)	(4,536)	(4,588)	(1,935)
Loss on refinancing of debt(b)	—	3,648	—
Contingent purchase and other acquisition compensation expense(c)	23,962	30,637	17,293
Transaction costs(d)	3,809	7,179	58,301
Equity based compensation expense(e)	9,889	16,152	17,538
Insurance subsidiaries interest income	1,795	2,012	2,108
Professional liability loss reserve adjustments associated with prior years	—	7,088	—
Severance and other charges	3,097	8,553	5,589
Adjusted EBITDA	$251,268	$325,234	$387,539

(a)	Reflects gain or loss on sale of assets, realized gains on investments, and changes in fair value of investments associated with the Company's non-qualified retirement plan in 2013, 2014 and 2015.

(b)	Reflects certain fees and expenses associated with the debt amendment and the write-off of deferred financing costs of $2.7 million from the previous term loan in 2014.

(c)	Reflects expense recognized for historical and estimated future contingent payments and other compensation expense activity associated with acquisitions.

(d)
Reflects expenses associated with accounting, legal, due diligence and other transaction fees related to acquisition and integration activities, including costs associated with the IPC acquisition of $51.7 million, of which $12.6 million related to equity based compensation associated with the acceleration of equity awards under contractual terms.

(e)	Reflects costs related to options and restricted shares granted under the Company's equity based compensation plans.
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
Our earnings are affected by changes in short-term interest rates as a result of borrowings under our senior secured credit facilities. Interest rate swap agreements have been used to manage a portion of our interest rate exposure, however, no swap agreements are currently in effect as of December 31, 2015.
At December 31, 2014, the estimated fair value of the Company’s outstanding debt was $788.2 million compared to a carrying value of $805.3 million. At December 31, 2015, the estimated fair value of the Company’s outstanding debt was $2.48 billion compared to a carrying value of $2.46 billion. We had $805.3 million of variable debt outstanding at December 31, 2014 and $1.91 billion outstanding at December 31, 2015. If the market interest rates for our variable rate borrowings had averaged 1% more subsequent to December 31, 2014 and 2015, our interest expense would have increased, and earnings before income taxes would have decreased, by approximately $4.8 million and $8.9 million, respectively, for the year ended December 31, 2014 and 2015. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management could take actions in an attempt to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

Item 8.	Financial Statements and Supplementary Data
The financial statements and schedules are listed in Part IV Item 15 of this Form 10-K and are incorporated herein by reference.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired objectives. As of December 31, 2015, we conducted an evaluation under the supervision and with the participation of our management, including our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Consistent with the guidance of the Securities and Exchange Commission that an assessment of a recently acquired business may be omitted from management's evaluation of disclosure controls and procedures in the year of acquisition, management excluded an assessment of the effectiveness of the Company's disclosure controls and procedures related to IPC Healthcare, Inc. The Company acquired all of the issued and outstanding shares of IPC Healthcare Inc. on November 23, 2015. IPC represents $1.80 billion and $1.59 billion of total and net assets, respectively, as of December 31, 2015 and $81.1 million and ($13.5 million) of net revenues and net earnings, respectively, for the year then ended. Based on this evaluation, our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that as of December 31, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an assessment of the effectiveness of its internal control over financial reporting as of December 31, 2015. The assessment was based on criteria established in the framework Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015.
Consistent with the guidance issued by the Securities and Exchange Commission that an assessment of a recently acquired business may be omitted form management's report on internal control over financial reporting in the year of acquisition, management excluded an assessment of the effectiveness of the Company's internal control related to IPC Healthcare, Inc. which is included in the December 31, 2015 consolidated financial statements of Team Health Holdings, Inc. and constituted $1.80 billion and $1.59 billion of total and net assets, respectively, as of December 31, 2015 and $81.1 million and $13.5 million of net revenues and net loss, respectively, for the year then ended.
The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by Ernst & Young LLP, an independent registered public accounting firm. Their report appears with the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Item 9B.	Other Information
The Board of Directors of the Company has fixed the date of the 2016 annual meeting of the shareholders for May 25, 2016. We expect there will be two proposals to be voted on at the annual meeting: (1) election of H. Lynn Massingale, M.D., Michael D. Snow and Joseph L. Herring as Class I director nominees and (2) ratification of the appointment of Ernst & Young LLP as our independent registered public accounting firm for 2016.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this Item 10 is incorporated herein by reference from the sections captioned “Proposal No. 1—Election of Directors,” “The Board of Directors and Certain Governance Matters—Committee Membership—Audit Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s definitive proxy statement for the 2016 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2015 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the 2016 Proxy Statement).
Set forth below is information as of January 31, 2016 regarding our executive officers:

Name	Age	Position
H. Lynn Massingale, M.D.	63	Executive Chairman and Director
Michael D. Snow	60	President and Chief Executive Officer and Director
David P. Jones	48	Executive Vice President and Chief Financial Officer
Oliver V. Rogers	62	Executive Vice President and Chief Operating Officer
Steven E. Clifton	55	Executive Vice President, General Counsel
Miles S. Snowden, M.D.	60	Chief Medical Officer
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
Oliver V. Rogers has served as our Executive Vice President and Chief Operating Officer since September 2014. Mr. Rogers was previously President of the Company’s hospital based services. Mr. Rogers has more than 40 years of management experience in a variety of healthcare organizations, including hospitals and large physician practice groups. He joined TeamHealth Southeast in 2003 as Executive Vice President and was promoted to Chief Executive Officer of that division in 2006. Rogers was promoted to President of TeamHealth Hospital Based Services in 2010 and was responsible for national contract management of TeamHealth’s emergency medicine, anesthesia, hospital medicine, urgent care and specialty hospitalist service lines. Prior to joining TeamHealth, Rogers was responsible for a $1.5 billion revenue division of a publicly traded healthcare company. He earned his Bachelor’s Degree from the University of North Carolina and a Master’s Degree in Health Administration from Duke University.
Steven E. Clifton joined the Company as Executive Vice President, General Counsel and Corporate Secretary in September 2015. Prior to joining TeamHealth, Mr. Clifton served as Senior Vice President and General Counsel at Health Management Associates (HMA) and the Vice President of Legal Operations at Hospital Corporation of America (HCA). Mr.

Clifton received his Bachelor of Art’s degree from Western Kentucky University and his Juris Doctorate degree from the University of Kentucky.
Miles S. Snowden. M.D. has served as TeamHealth’s Chief Medical Officer since September 2014. Dr. Snowden has more than 30 years of clinical leadership experience in a variety of healthcare organizations. Dr. Snowden's professional background includes serving as the chief medical officer for Optum, UnitedHealth Group’s services division, and Delta Air Lines. Prior to these positions, Dr. Snowden held a private practice in Louisville, Kentucky, and founded an occupational health consulting business. Dr. Snowden received his medical degree from the University of Louisville School of Medicine. Dr. Snowden completed an internal medicine residency at the University of Alabama - Birmingham and is board certified in internal medicine and preventive medicine. Dr. Snowden also holds a master’s of public health degree.
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
The information required by this Item 11 is incorporated herein by reference from the sections captioned “Executive Compensation” and “Director Compensation” of the 2016 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 is incorporated herein by reference from the sections captioned “Ownership of Securities” and “Equity Compensation Plan Information” of the 2016 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 is incorporated herein by reference from the section captioned “Transactions with Related Person” and “The Board of Directors and Certain Governance Matters” of the 2016 Proxy Statement.

Item 14.	Principal Accounting Fees and Services
The information required by this Item 14 is incorporated herein by reference from the sections captioned “Proposal No. 2-Ratification of Independent Registered Public Accounting Firm” of the 2016 Proxy Statement.

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

TEAM HEALTH HOLDINGS, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2014 and 2015
CONTENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Team Health Holdings, Inc.
We have audited the accompanying consolidated balance sheets of Team Health Holdings, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive earnings, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Team Health Holdings, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its presentation of debt issuance costs as a result of the adoption of the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, effective December 31, 2015 and the Company changed the classification of all deferred tax assets and liabilities to noncurrent on the December 31, 2015 balance sheet as a result of the adoption of the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes, effective December 31, 2015.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Team Health Holdings, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 22, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Nashville, Tennessee
February 22, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Team Health Holdings, Inc.

We have audited Team Health Holdings, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Team Health Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of IPC Healthcare, Inc. which is included in the December 31, 2015 consolidated financial statements of Team Health Holdings, Inc. and constituted $1.80 billion and $1.59 billion of total and net assets, respectively, as of December 31, 2015 and $81.1 million and ($13.5 million) of net revenues and net earnings, respectively, for the year then ended. Our audit of internal control over financial reporting of Team Health Holdings, Inc. also did not include an evaluation of the internal control over financial reporting of IPC Healthcare, Inc.

In our opinion, Team Health Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive earnings, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2015 of Team Health Holdings, Inc. and our report dated February 22, 2016 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Nashville, Tennessee
February 22, 2016

Team Health Holdings, Inc.
Consolidated Balance Sheets

	As of December 31,
	2014	2015
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$20,094	$28,563
Short-term investments	—	1,985
Accounts receivable, less allowance for uncollectibles of $409,851 and $500,645 in 2014 and 2015, respectively	500,633	730,459
Prepaid expenses and other current assets	46,469	73,807
Receivables under insured programs	23,623	36,004
Income tax receivable	8,935	28,791
Total current assets	599,754	899,609
Insurance subsidiaries' and other investments	112,946	111,940
Property and equipment, net	62,117	87,907
Other intangibles, net	341,194	335,637
Goodwill	724,979	2,427,802
Deferred income taxes	21,113	50,250
Receivables under insured programs	50,625	90,747
Other	55,074	56,950
	$1,967,802	$4,060,842
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$40,616	$66,358
Accrued compensation and physician payable	283,033	337,455
Other accrued liabilities	153,137	257,651
Current maturities of long-term debt	227,750	68,900
Deferred income taxes	38,272	—
Total current liabilities	742,808	730,364
Long-term debt, less current maturities	570,580	2,337,363
Other non-current liabilities	231,778	346,427
Shareholders’ equity:
Common stock, ($0.01 par value; 100,000 shares authorized, 71,283 and 73,092 shares issued and outstanding at December 31, 2014 and 2015, respectively)	713	731
Additional paid-in capital	696,996	836,458
Accumulated deficit	(278,855)	(196,144)
Accumulated other comprehensive earnings	1,695	1,503
Team Health Holdings, Inc. shareholders’ equity	420,549	642,548
Noncontrolling interests	2,087	4,140
Total shareholders' equity including noncontrolling interests	422,636	646,688
	$1,967,802	$4,060,842
See accompanying notes to the consolidated financial statements.

Team Health Holdings, Inc.
Consolidated Statements of Comprehensive Earnings

	Year Ended December 31,
	2013	2014	2015
	(In thousands, except per share data)
Net revenues before provision for uncollectibles	$4,313,848	$4,800,883	$5,999,458
Provision for uncollectibles	1,930,253	1,981,240	2,402,211
Net revenues	2,383,595	2,819,643	3,597,247
Cost of services rendered (exclusive of depreciation and amortization shown separately below)
Professional service expenses	1,867,817	2,179,837	2,836,474
Professional liability costs	74,185	97,609	107,505
General and administrative expenses (includes contingent purchase and other acquisition compensation expense of $23,962, $30,637 and $17,293 in 2013, 2014 and 2015, respectively)	228,911	281,054	308,193
Other (income) expenses, net	(4,536)	(4,588)	(1,935)
Depreciation	17,070	20,886	24,581
Amortization	37,550	55,647	83,581
Interest expense, net	14,910	15,050	30,986
Loss on refinancing of debt	—	3,648	—
Transaction costs	3,809	7,179	58,301
Earnings before income taxes	143,879	163,321	149,561
Provision for income taxes	56,313	65,232	66,786
Net earnings	87,566	98,089	82,775
Net earnings attributable to noncontrolling interests	157	351	64
Net earnings attributable to Team Health Holdings, Inc.	$87,409	$97,738	$82,711

Net earnings per share of Team Health Holdings, Inc.:
Basic	$1.27	$1.39	$1.15
Diluted	$1.24	$1.35	$1.12
Weighted average shares outstanding:
Basic	68,988	70,400	72,086
Diluted	70,624	72,164	73,807

Other comprehensive earnings, net of tax:
Net change in fair value of investments, net of tax of $(676), $662 and $(115) for 2013, 2014, and 2015 respectively	$(1,254)	$1,248	$(192)
Comprehensive earnings	86,312	99,337	82,583
Comprehensive earnings attributable to noncontrolling interests	157	351	64
Comprehensive earnings attributable to Team Health Holdings, Inc.	$86,155	$98,986	$82,519

See accompanying notes to the consolidated financial statements.

Team Health Holdings, Inc.
Consolidated Statements of Shareholders’ Equity
(In thousands)

	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Earnings (Loss)	Equity Attributable to Noncontrolling Interests	Total
Balance at December 31, 2012	$678	$587,143	$(464,002)	$1,701	$537	$126,057
Comprehensive earnings	—	—	87,409	(1,254)	157	86,312
Equity based compensation	—	9,889	—	—	—	9,889
Stock issuance costs	—	(519)	—	—	—	(519)
Issuance of common stock under stock purchase plan	1	2,990	—	—	—	2,991
Restricted stock grant	2	(2)	—	—	—	—
Exercise of stock options, including tax benefit of $13,450	19	43,132	—	—	—	43,151
Contribution from noncontrolling interest	—	—	—	—	600	600
Balance at December 31, 2013	$700	$642,633	$(376,593)	$447	$1,294	$268,481
Comprehensive earnings	—	—	97,738	1,248	351	99,337
Equity based compensation	—	16,152	—	—	—	16,152
Issuance of common stock under stock purchase plan	1	4,004	—	—	—	4,005
Exercise of stock options, including tax benefit of $13,904	12	34,207	—	—	—	34,219
Distributions to noncontrolling interests					(177)	(177)
Contribution from noncontrolling interest	—	—	—	—	619	619
Balance at December 31, 2014	$713	$696,996	$(278,855)	$1,695	$2,087	$422,636
Comprehensive earnings	—	—	82,711	(192)	64	82,583
Equity based compensation	—	30,175	—	—	—	30,175
Issuance of common stock under stock purchase plan	2	7,041	—	—	—	7,043
Restricted stock grant	3	(3)	—	—	—	—
IPC replacement equity awards included in acquisition consideration		61,344				61,344
Exercise of stock options, including tax benefit of $14,665	13	42,816	—	—	—	42,829
Employee tax withholdings related to restricted share vesting		(1,911)				(1,911)
Contributions from noncontrolling interests	—	—	—	—	1,989	1,989
Balance at December 31, 2015	$731	$836,458	$(196,144)	$1,503	$4,140	$646,688

See accompanying notes to the consolidated financial statements.

Team Health Holdings, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2013	2014	2015
	(In thousands)
Operating activities
Net earnings	$87,566	$98,089	$82,775
Adjustments to reconcile net earnings:
Depreciation	17,070	20,886	24,581
Amortization	37,550	55,647	83,581
Amortization of deferred financing costs	1,018	1,119	3,831
Equity based compensation expense	9,889	16,152	30,175
Provision for uncollectibles	1,930,253	1,981,240	2,402,211
Deferred income taxes	(10,729)	(12,022)	(12,004)
Non-cash loss on refinancing of debt	—	2,710	—
Loss (gain) on disposal or sale of equipment	79	(2,426)	(1,886)
Equity in joint venture income	(1,811)	(2,279)	(2,382)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,943,669)	(2,038,117)	(2,492,597)
Prepaids and other assets	(2,367)	(6,444)	(24,412)
Income tax accounts	1,932	(14,480)	(7,328)
Accounts payable	2,025	9,964	9,366
Accrued compensation and physician payable	20,719	47,653	14,624
Contingent purchase liabilities	(10,589)	4,271	4,628
Other accrued liabilities	(2,341)	12,752	2,418
Professional liability reserves	17,814	23,948	28,243
Net cash provided by operating activities	154,409	198,663	145,824
Investing activities
Purchases of property and equipment	(21,378)	(24,576)	(40,690)
Sale of property and equipment	125	2,939	548
Cash paid for acquisitions, net of cash acquired	(159,140)	(556,218)	(1,603,105)
Net proceeds from disposition of assets held for sale	—	—	1,775
Proceeds from the sale of investments	—	21,016	7,422
Purchases of investments at insurance subsidiaries	(86,773)	(86,536)	(113,043)
Proceeds from investments at insurance subsidiaries	73,077	100,358	110,313
Net cash used in investing activities	(194,089)	(543,017)	(1,636,780)
Financing activities
Payments on notes payable	(16,250)	(257,813)	(18,750)
Proceeds on notes payable	—	352,500	1,301,850
Proceeds on 7.25% Senior Notes	—	—	545,000
Payments on revolving credit facility	—	(574,100)	(1,541,500)
Proceeds from revolving credit facility	—	783,100	1,354,500
Payments on IPC assumed notes payable	—	—	(148,249)
Payments of debt issuance costs	(1)	(10,054)	(35,919)
Payments related to contingent purchase obligations	—	—	(9,643)
Contribution from noncontrolling interests	600	619	1,989
Distributions to noncontrolling interests	—	(177)	—
Stock issuance costs	(519)	—	—
Proceeds from the issuance of common stock under stock purchase plans	2,991	4,005	7,043
Proceeds from exercise of stock options	30,500	20,133	28,439
Tax benefit from exercise of stock options	13,450	13,904	14,665
Net cash provided by financing activities	30,771	332,117	1,499,425
Net (decrease) increase in cash and cash equivalents	(8,909)	(12,237)	8,469
Cash and cash equivalents, beginning of year	41,240	32,331	20,094
Cash and cash equivalents, end of year	$32,331	$20,094	$28,563
Supplemental cash flow information:
Interest paid	$15,526	$15,360	$24,401
Taxes paid	$52,209	$74,386	$77,848

Non-cash investing activities:
Fair value of equity awards, IPC Acquisition	$—	$—	$(61,344)
See accompanying notes to the consolidated financial statements.

Team Health Holdings, Inc.
Notes to the Consolidated Financial Statements
December 31, 2015
1. Organization and Basis of Presentation
The Company, as used herein, refers to Team Health Holdings, Inc. and its consolidated subsidiaries. The Company is one of the largest providers of outsourced physician staffing and administrative services to hospitals and other healthcare providers in the United States, based upon revenues and patient visits. We serve approximately 3,400 civilian and military hospitals, clinics and physician groups in 47 states with a team of more than 18,000 affiliated healthcare professionals including physicians, advanced practice clinicians (consisting of physician assistants, nurse practitioners, and CRNAs), and registered nurses. Since our inception in 1979, we have focused primarily on providing outsourced services to hospital emergency departments, which accounted for 67% of our net revenues in 2015. We also provide comprehensive programs for inpatient care (hospitalists comprising the specialties of internal medicine, orthopedic surgery, general surgery and OB/GYN), anesthesiology, urgent care, pediatrics and other healthcare services, principally within hospitals and other healthcare facilities.
IPC Healthcare Acquisition
On November 23, 2015, the Company completed the acquisition of IPC Healthcare, Inc. (herein referred to as IPC or the IPC Transaction), a national acute hospital medicine and post-acute provider organization. Pursuant to the terms of the agreement each share of IPC common stock issued and outstanding as of the date of the transaction were converted into the right to receive $80.25 per share in cash resulting in total net cash consideration paid of $1.41 billion. The Company also assumed $148.2 million of existing IPC debt which was paid simultaneously with the closing of the transaction. In addition to the cash consideration the Company replaced all of IPC's outstanding share-based payment awards (IPC Replacement Awards) as of the date of the completed transaction with equivalent Company share-based equity awards (see Note 3 for additional information related to the transaction).
In connection with the transaction, the Company entered into an amended and restated credit agreement consisting of the existing credit facilities, a new tranche B term loan facility in an aggregate principal amount of $1.15 billion and an incremental tranche B term loan facility in an aggregate principal amount of $165.0 million and issued $545.0 million aggregate principal amount of 7.25% Senior Notes due 2023 pursuant to a private placement transaction conducted under Rule 144A and Regulation S of the Securities Act of 1933, as amended (see Note 10 for additional information related to the Company's financing of this transaction).
The exchange of IPC's outstanding share-based payment awards was based on a conversion ratio, as defined in the agreement, that maintained the same relative fair value before and after the exchange. The Company issued approximately 578,000 of restricted stock unit awards and 1,393,000 stock option awards to IPC share-based award holders (see Note 13 for additional information related to the replacement of the share-based equity awards).

2. Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States. All intercompany and inter-affiliate accounts and transactions have been eliminated.
The Company consolidates its subsidiaries in accordance with the nominee shareholder model of Accounting Standards Codification (ASC) 810-10-15, “Consolidation”. The Company’s arrangements with associated professional corporations (PC) are captive in nature as a majority of the outstanding voting equity instruments of the different PCs are owned by a nominee shareholder appointed at the sole discretion of the Company. The Company has a contractual right to transfer the ownership of the PC at any time to any person it designates as the nominee shareholder. This transfer can occur without cause and any cost incurred as a result of the transfer is minimal. There would be no significant impact on the PC or the Company as a result of the transfer of ownership. The Company provides staffing services to its client hospitals through management services agreements between subsidiaries of the Company and the PCs.
Cash, Cash Equivalents and Short-term Investments
Cash consists primarily of funds on deposit in commercial banks. Cash equivalents are highly liquid investments with maturities of three months or less when acquired. Short-term investments consist primarily of certificates of deposit with maturities of three months but not more than one year when acquired.

Marketable Securities
In accordance with ASC 320, “Debt and Equity Securities,” management determines the appropriate classification of the Company’s investments at the time of purchase and reevaluates such determination at each balance sheet date. As of December 31, 2014 and 2015, the Company has classified all marketable debt securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in other comprehensive earnings. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are recognized in earnings.
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
Intangible Assets
The Company’s intangible assets include goodwill and other identifiable intangibles that consist primarily of the fair value of service contracts acquired. Goodwill represents the excess of purchase price over the fair value of net assets acquired.
In accordance with the provisions of ASC 350, “Intangibles—Goodwill and other” goodwill and intangible assets deemed to have indefinite lives are not amortized. The cost of service contracts and other intangibles acquired is amortized using the straight-line method over their estimated lives to match the estimated cash flow generated by such assets.
Goodwill is evaluated for possible impairment on an annual basis or more frequently if events and circumstances occur that may indicate the potential for impairment. Goodwill assigned to a reporting unit is evaluated for potential impairment following a two-step procedure. Reporting units as defined by ASC 350 may be operating segments as a whole or an operation one level below an operating segment referred to as a component. The Company has determined that the reporting units used to assess potential goodwill impairment as of October 1, 2015 were the same as the Company's operating segments. The fair value of the reporting unit is calculated by using a weighted average income and market approach and then compared to the carrying amount of the reporting unit. If the carrying value exceeds the fair value of the applicable reporting unit, the implied fair value of the goodwill of the reporting unit is then determined. If it is determined that the implied fair value of the goodwill of the reporting unit is less than the carrying value of goodwill, an impairment loss is recorded equal to such difference. The Company performed the annual goodwill impairment test as of October 1, 2015. Based on the assessment, the Company has determined that for all reporting units no indications of impairment existed.

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
Debt Issuance Costs
Debt issuance costs are amortized over the term of the related debt using the effective interest method.

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
Income Taxes
The Company calculates its provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized by identifying the temporary differences that arise from the recognition of items in different periods for tax and accounting purposes. Deferred tax assets generally represent the tax effects of amounts expensed in the Company’s results of operations for which tax deductions will be claimed in future periods.
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
Derivatives
The Company may from time to time utilize derivative financial instruments to reduce interest rate risks. The Company does not hold or issue derivative financial instruments for trading purposes. As of December 31, 2014 and 2015, the Company was not a party to any derivative agreements.
Revenue Recognition
Net revenues before provision for uncollectibles consist of fee for service revenue, contract revenue and other revenue. Net revenues before provision for uncollectibles are recorded in the period services are rendered.
Net revenues before provision for uncollectibles are principally derived from the provision of healthcare staffing services to patients within healthcare facilities. The form of billing and related risk of collection for such services may vary by customer. The following is a summary of the principal forms of the Company’s billing arrangements and how net revenues before provision for uncollectibles is recognized for each. A significant portion (84% of the Company’s net revenues before provision for uncollectibles in 2013, 85% in 2014 and 87% in 2015) resulted from fee for service patient visits. Fee for service revenue represents revenue earned under contracts in which the Company bills and collects the professional component of charges for medical services rendered by the Company’s contracted and employed physicians. Under the fee for service arrangements, the Company bills patients for services provided and receives payment from patients or their third-party payors. Fee for service revenue is reported net of contractual allowances and policy discounts. All services provided are expected to result in cash flows and are therefore, reflected as net revenues before provision for uncollectibles in the financial statements. Fee for service revenue is recognized in the period that the services are rendered to specific patients and reduced immediately for the estimated impact of contractual allowances in the case of those patients having third-party payor coverage. The recognition of net revenues before provision for uncollectibles (gross charges less contractual allowances) from such visits is dependent on such factors as proper completion of medical charts following a patient visit, the forwarding of such charts to one of the Company’s billing centers for medical coding and entering into the Company’s billing systems and the verification of each patient’s submission or representation at the time services are rendered as to the payor(s) responsible for payment of such services. Net revenues before provision for uncollectibles are recorded based on the information known at the time of entering of such information into the Company’s billing systems as well as an estimate of the net revenues before provision for uncollectibles associated with medical charts for a given service period that have not been processed yet into the Company’s billing systems. The above factors and estimates are subject to change. For example, patient payor information may change following an initial attempt to bill for services due to a change in payor status. Such changes in payor status have an impact on recorded net revenues before provision for uncollectibles due to differing payors being subject to different contractual allowance amounts. Such changes in net revenues before provision for uncollectibles are recognized in the period that such changes in payor become known. Similarly, the actual volume of medical charts not processed into the billing systems may be different from the amounts estimated. Such differences in net revenues before provision for uncollectibles are adjusted in the following month based on actual chart volumes processed.
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
Management in estimating the amounts to be collected resulting from its nearly seventeen million annual fee for service patient visits and procedures considers such factors as prior contract collection experience, current period changes in payor mix and patient acuity indicators, reimbursement rate trends in governmental and private sector insurance programs, resolution of overprovision account balances, the estimated impact of billing system effectiveness improvement initiatives and trends in collections from self-pay patients and external credit agencies. The complexity of the estimation process associated with the Company’s fee for service volumes and diverse payor mix, along with the difficulty of assessing such factors as changes in the economy impacting the number of healthcare insured versus uninsured patients and other socio-economic trends that can have an impact on collection rates, could result in subsequent material adjustments to previously reported revenues.
The Company derives a significant portion of its net revenues from government sponsored healthcare programs. Estimated net revenues derived from the Medicare program were approximately 16% of total net revenues in 2013, 17% in 2014 and 19% excluding IPC in 2015. Including IPC, estimated net revenues derived from the Medicare program was 20% Estimated net revenues derived from the Medicaid program were approximately 10% of total net revenues in 2013, 12% in 2014 and 11% in 2015. In addition, net revenues derived from within the Military Health System (MHS), which is the U.S. military’s dependent healthcare program, and other government agencies was approximately 5% in 2013, 4% in 2014 and 3% in 2015.

Segment Reporting
The Company provides its services through eight operating segments which are aggregated into four reportable segments: Hospital Based Services, IPC Healthcare, Specialty Services, and Other Services. The Hospital Based Services segment, which consists of emergency medicine, anesthesia, and the Company's legacy acute care staffing service components primarily within community hospital settings, provides comprehensive healthcare service programs to users of healthcare services on a fee for service as well as a cost plus or contract basis. The IPC Healthcare segment consists of IPC Healthcare and provides comprehensive acute hospital medicine and post-acute healthcare service programs to users of healthcare services and was acquired as part of the acquisition of IPC Healthcare, Inc. in 2015. See Note 3 for discussion related to this acquisition. The Specialty Services segment, which is an aggregation of military and government healthcare staffing, clinical services, and nurse call center operating segments, provides comprehensive healthcare service programs to users of healthcare services in an outpatient setting or in government hospitals. The Other Services segment is an aggregation of locums staffing, scribes, and billing, collection and consulting service operating segments that provide a range of other comprehensive healthcare services. See Note 21 for financial information of the Company's reportable segments.
Noncontrolling Interests in Consolidated Entity
The Company is party to two joint venture arrangements. The joint ventures provide administrative management and billing services to certain existing and planned urgent care clinics the Company and joint venture partners operate. The consolidated financial statements include all assets, liabilities, revenues and expenses of the less than 100% owned entity that the Company controls. Accordingly, the Company has recorded noncontrolling interests in the earnings and equity of these entities. In connection with these arrangements, the Company received joint venture contributions of $2.0 million during the twelve months ended December 31, 2015. There were no distributions to the joint venture partners during the twelve months ended December 31, 2015.
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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which establishes a comprehensive revenue recognition standard for virtually all industries under U.S. GAAP. The standard is effective for public entities for annual and interim periods beginning after December 15, 2017, with early adoption permitted for annual and interim periods beginning after December 15, 2016. We have not yet determined the effects, if any, that adoption of this new accounting standard may have on the Company's consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” which requires management to evaluate, in connection with preparing financial statements for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable) and provide related disclosures. ASU No. 2014-15 is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The adoption of this standard's update is not expected to impact the Company's consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation: Amendments to the Consolidation Analysis,” which amends the criteria for determining which entities are considered variable interest entities (VIEs), amends the criteria for determining if a service provider possesses a variable interest in a VIE, and ends the deferral granted to investment companies for application of the VIE consolidation model. ASU No. 2015-02 is effective for public entities for annual and interim reporting periods beginning after December 15, 2015 and early adoption is permitted. We have not yet determined the effects, if any, that adoption of this new accounting standard may have on the Company's consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which changes the presentation of debt issuance costs in financial statements. ASU No. 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the carrying value of the debt, similar to the presentation of debt discounts. Amortization of the costs will continue to be calculated using the effective interest method and reported as interest expense. ASU No. 2015-03 is effective for financial statement periods beginning after December 31, 2015, and interim periods within those fiscal years, with early adoption permitted. The Company elected to early adopt ASU 2015-03 as of December 31, 2015 and reclassified unamortized debt issuance costs, other than those related to its revolving line of credit, associated with the Company's long-term debt as of December 31, 2014 and 2015 from other non-current assets to long-term debt as follows:

	2014	2015
Other noncurrent assets:
Deferred financing costs related to the revolving credit facility	$6,871	$7,176
Less: accumulated amortization	(336)	(1,719)
	$6,535	$5,457

Long-term debt, less current maturities:
Debt issuance costs	$6,940	$55,705
Less: accumulated amortization	(20)	(2,468)
	$6,920	$53,237
See note 10 for more information regarding the Company's debt.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 is effective for annual reporting periods after December 15, 2015, and interim periods within those fiscal years. The new guidance will be applied prospectively. Early adoption is permitted and the Company chose to do so effective September 30, 2015. There was not a material impact from the adoption of this standard.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which requires deferred tax liabilities and assets to be classified as noncurrent in the consolidated financial statements instead of separating deferred taxes into current and noncurrent amounts. ASU 2015-17 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, and early adoption is permitted. The Company elected to early adopt ASU 2015-17 prospectively as of December 31, 2015. See note 16 for the impact of the adoption of this standard.
Use of Estimates
The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3. Acquisitions and Contingent Purchase Obligations
Acquisitions
During the year ended December 31, 2015, the Company acquired 100% of the operations of eleven businesses for total net cash proceeds of $1.60 billion. These acquisitions consist of the following:

Acquired Entity	Date Acquired	Business Service Line
Geriatric Essentials	December 2015	Post-Acute Provider Services
Everest Inpatient Physicians	December 2015	Hospital Medicine
South Atlantic Division Physician Group	December 2015	Emergency Medicine
IPC Healthcare, Inc.	November 2015	Hospital Medicine/Post-Acute Provider Services
Freemont Emergency Services, Advanced Care Emergency Services, Advanced Care Emergency Specialists	October 2015	Emergency Medicine
Brookhaven Anesthesia Associates	August 2015	Anesthesia
Princeton Emergency Physicians	May 2015	Emergency Medicine
Professional Anesthesia Service	May 2015	Anesthesia
Ruby Crest Emergency Medicine	February 2015	Emergency Medicine
Capital Emergency Associates	February 2015	Emergency/Hospital Medicine
EOS Medical Group	January 2015	Emergency Medicine
During the year ended December 31, 2014, the Company acquired 100% of the operations of fifteen businesses for total net cash proceeds of $556.2 million. These acquisitions consist of the following:

Acquired Entity	Date Acquired	Business Service Line
Certified Anesthesia Services	December 2014	Anesthesia
Premier Physician Services	October 2014	Emergency Medicine
PhysAssist Scribes	October 2014	Scribes
Physician Critical Care Medical Group	October 2014	Hospital Medicine
Emergency Medicine Specialists	September 2014	Emergency Medicine
Florida Gulf to Bay, LLC	September 2014	Anesthesia
Heartland Anesthesia Services, PC	September 2014	Anesthesia
Trident Emergency Physicians, LLC	September 2014	Emergency Medicine
Teaneck Emergency Physicians, P.A.	September 2014	Emergency Medicine
Emergency Physicians of Mid-Missouri, Inc.	August 2014	Emergency Medicine
Physician Services of Cleveland, LLC	June 2014	Emergency Medicine
Professional Emergency Care, PC	May 2014	Emergency Medicine
Strand Physician Specialists, PA	April 2014	Emergency Medicine
Salutis Emergency Specialists, PLLC	March 2014	Emergency Medicine
Apexx Physicians Medical Corporation, Inc.	March 2014	Emergency Medicine
During the year ended December 31, 2013, the Company acquired 100% of the operations of nine businesses for total net cash proceeds of $159.1 million. These acquisitions consist of the following:

Acquired Entity	Date Acquired	Business Service Line
Professional Anesthesia Services, LLC	December 2013	Anesthesia
Wolverine Anesthesia Consultants, Inc.	November 2013	Anesthesia
Marshall Physician Services, LLC	October 2013	Emergency/Hospital Medicine
Tri-County Emergency Physicians, PC	August 2013	Emergency Medicine
North Central Emergency Associated, LLC	July 2013	Emergency Medicine
South Jersey Emergency Physicians, PA	July 2013	Emergency Medicine
Racine Emergency Physicians, SC	July 2013	Emergency Medicine
Martin Memorial Medical Center, Inc.	June 2013	Anesthesia
Valley Emergency Physicians, Inc.	February 2013	Emergency Medicine
These acquisitions have expanded the Company’s presence in the markets of the respective acquisitions. The results of operations of the acquired businesses have been included in the Company’s consolidated financial statements beginning on the respective acquisition dates. The Consolidated Statement of Comprehensive Earnings for the twelve months ended December 31, 2015 includes net revenues of $235.3 million related to acquisitions completed in 2015.
The purchase price for these acquisitions was allocated, based on management’s estimates, in accordance with ASC Topic 805, “Business Combinations” (ASC 805). The Company’s purchase price allocation for business combinations completed during recent periods is preliminary and may be subject to revision as additional information about fair value of assets and liabilities becomes available, including, but may not be limited to, accounts receivable, other intangibles, current and noncurrent taxes payable, deferred taxes, contingent purchase liability, other accrued liabilities and income taxes. Goodwill recognized in connection with the acquisitions is primarily attributable to the acquired workforce in place, anticipated synergies from the acquisitions and expanded market opportunities. A component of the goodwill, $458.6 million, is tax deductible, of which $368.3 million relates to prior IPC acquisitions and such tax basis will carryforward to the Company. Additional information, which existed as of the acquisition date but at that time was unknown to the Company, may become known to the Company during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date. Any adjustments in the purchase price allocation that are identified during the measurement period will be recognized in the reporting period in which the adjustment amounts are determined.The purchase price for these acquisitions completed during the years ended December 31, 2013, 2014 and 2015,was allocated as shown in the table below (in thousands):

	Year Ended December 31,
	2014	2015
Short term investments	$14,793	$1,985
Accounts receivable	51,326	139,439
Prepaid expenses and other assets	50,400	6,552
Receivables under insured programs	—	36,255
Property and equipment	2,187	10,541
Income tax receivable	—	12,528
Other intangibles (consisting of physician and hospital agreements)	223,663	78,025
Goodwill (of which the tax deductible amounts were $144,034 in 2014, and $458,606 in 2015)	296,668	1,702,319
Accounts payable	(2,387)	(16,704)
Accrued compensation and physician payable	(36,902)	(46,392)
Other accrued liabilities	(4,466)	(66,558)
Contingent purchase liability	(2,125)	(38,511)
Assumed notes payable	—	(148,249)
Other non-current liabilities	(706)	(62,967)
Income taxes payable	(2,531)	—
Net deferred income taxes	(34,002)	54,368

Consideration paid, net of acquired cash and cash equivalents of $12,579 for 2014, and $28,782 for 2015	555,918	1,662,631
Additional consideration paid for previous acquisitions	300	1,818
Total consideration paid for acquisitions	$556,218	$1,664,449

Cash paid for acquisitions	$556,218	$1,603,105
Fair value of replacement share-based awards	—	61,344
Total estimated purchase price	$556,218	$1,664,449
During 2015, factors became known that resulted in changes to the purchase price allocation of assets and liabilities, existing at the date of acquisition, related to certain acquisitions completed during 2014. These changes resulted in an increase to accrued liabilities of $1.9 million, and a net decrease in deferred tax liabilities of $0.9 million, resulting in a net increase to goodwill of $1.0 million, of which $0.1 million was tax deductible. In addition, the Company determined that an additional $19.2 million of goodwill recognized in 2014 was deductible for income tax purposes. The estimated fair values of assets acquired and liabilities assumed, specifically accounts receivable, current and noncurrent taxes payable, deferred taxes, contingent purchase liability and other intangible assets, may be subject to change as additional information is received.
The following unaudited pro forma information combines the consolidated results of operations of the Company and the acquisitions completed during 2014 and 2015 as if the transactions had occurred on January 1, 2013 and 2014, respectively, (in thousands, except for per share data):

	Year Ended December 31,
	2013	2014	2015
Net revenues	$2,930,452	$4,155,677	$4,373,668
Net earnings attributable to Team Health Holdings, Inc.	116,251	174,147	112,092
Net earnings per share of Team Health Holdings, Inc.
Basic	$1.69	$2.47	$1.55
Diluted	$1.65	$2.41	$1.52
Weighted average shares outstanding:
Basic	68,988	70,400	72,086
Diluted	70,624	72,164	73,807

IPC Acquisition
On November 23, 2015, the Company completed the acquisition of IPC Healthcare, Inc. The excess of purchase consideration for the IPC Transaction over the fair value of net tangible liabilities assumed and identifiable intangible assets acquired was recorded as goodwill. The estimated fair values of assets acquired and liabilities assumed, specifically accounts receivable, other intangible assets, current and noncurrent taxes payable, deferred taxes, contingent purchase liability, other accrued liabilities, and income taxes, may be subject to change as additional information is received. Goodwill recognized in connection with the IPC transaction is primarily attributable to the acquired workforce in place, anticipated synergies from the acquisition and expanded market opportunities. A component of the goodwill, $368.3 million, is tax deductible as it relates to prior IPC acquisitions and such tax basis will carryforward to the Company. The preliminary purchase price allocation for this acquisition is included in the table above and is summarized as follows (in thousands):

Short term investments	$1,985
Accounts receivable	127,265
Prepaid expenses and other assets	6,347
Receivables under insured programs	36,255
Property and equipment	10,541
Income tax receivable	12,528
Net deferred income taxes	64,301
Other intangibles (consisting of physician and hospital agreements)	4,975
Goodwill (of which the tax deductible amount was $368,283)	1,574,757
Accounts payable	(15,627)
Accrued compensation and physician payable	(43,856)
Other accrued liabilities	(63,809)
Contingent purchase liability	(30,639)
Assumed notes payable	(148,249)
Other non-current liabilities	(61,894)

Total consideration paid, net of acquired cash and cash equivalents of $28,059	$1,474,880

Cash paid for acquisitions	$1,413,536
Fair value of replacement share-based awards	61,344
Total estimated purchase price	$1,474,880
The following unaudited pro forma information combines the consolidated results of operations of the Company and only the IPC acquisition, as if the transaction had occurred on January 1, 2014 (in thousands, except for per share data) and excludes $98.4 million ($60.5 million after-tax) of nonrecurring pro forma adjustments, related to legal and transaction costs:

	Year Ended December 31,
	2014	2015
Net revenues	$3,642,702	$4,297,513
Net earnings attributable to Team Health Holdings, Inc.	145,063	107,324
Net earnings per share of Team Health Holdings, Inc.
Basic	$2.06	$1.49
Diluted	$2.01	$1.45
Weighted average shares outstanding:
Basic	70,400	72,086
Diluted	72,164	73,807

The pro forma results are based on estimates and assumptions which the Company believes are reasonable and do not necessarily represent results which would have occurred if the acquisitions had taken place at the beginning of the periods, nor are they indicative of the future results of these combined operations.
Contingent Purchase Obligations
In addition to the consideration paid on the transaction date, certain agreements have a contingent consideration provision pursuant to which, if certain financial or other targets are achieved within a defined performance period, then future cash payments could be made at the conclusion of the respective performance periods.
In accordance with ASC 805, the Company records its contingent consideration as a component of the opening balance sheet unless there is a continuing employment provision. Contingent consideration with a continuing employment provision is recognized ratably over the defined performance period as compensation expense which is included as a component of general and administrative expense (and parenthetically disclosed with other acquisition-related compensation expense) in the results of the Company’s operations. The payment of contingent purchase obligations is included as a component of financing, unless there is a continuing employment provision, in which case it is included as a component of operating cash flows.
As of December 31, 2015, the Company estimates it may have to pay $77.7 million in future contingent payments for acquisitions made prior to December 31, 2015 based upon the current projected financial performance or anticipated achievement of other targets of the acquired operations, of the acquired operations of which $57.1 million is recorded as a liability in other liabilities and other non-current liabilities on the Company’s consolidated balance sheet. The remaining estimated future contingent payments of $20.6 million will be recorded as contingent purchase compensation expense over the remaining performance periods. The current estimate of future contingent payments could increase or decrease depending upon the actual performance of the acquisition over the respective performance periods. These payments will be made should the acquired operations achieve the financial targets or certain contract terms as agreed to in the respective acquisition agreements, including the requirements for continuing employment. When measured on a recurring basis, this liability is considered Level 3 in the fair value hierarchy due to the use of unobservable inputs to measure fair value.
The contingent purchase and other acquisition compensation expense recognized for the years ended December 31, 2013, 2014 and 2015 was $24.0 million, $30.6 million and $17.3 million, respectively. Included in the expense recognized in 2013, 2014 and 2015 is $0.5 million, $0.2 million and $0.8 million, respectively, related to acquisition related payments made to non-owners of the acquired operations.

The changes to the Company's accumulated contingent purchase liability are as follows (in thousands):

	2014	2015
Contingent purchase liability at beginning of period	$17,488	$23,584
Payments	(24,840)	(22,299)
Contingent purchase and other acquisition compensation expense recognized (a)	28,811	17,293
Contingent purchase assumed with IPC Transaction	—	30,639
Contingent purchase liability recognized at acquisition date	2,125	7,863
Contingent purchase liability at end of period	$23,584	$57,080
(a) Contingent purchase and other acquisition compensation expense in 2014 includes $1.8 million of prepaid amortization.
Estimated unrecognized contingent purchase and other acquisition compensation expense as of December 31, 2015 is as follows (in thousands):

Estimated contingent purchase and other acquisition compensation expense:
For the year ended December 31, 2016	$17,669
For the year ended December 31, 2017	2,877
For the year ended December 31, 2018	52
For the year ended December 31, 2019	$15
$20,613
During 2013, 2014 and 2015, total contingent purchase payments of $29.1 million, $24.8 million and $22.3 million, respectively, were made. For the year ended December 31, 2015, contingent consideration payments made of $9.6 million were included as a component of financing cash flows and $12.7 million were included in operating cash flows.
In 2013, 2014 and 2015, the Company recognized transaction costs of $3.8 million, $7.2 million and $58.3 million, respectively which related to costs associated with acquisition activity. In 2015, there was $51.7 million in transaction and integration costs related to the IPC acquisition.
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

The following table provides information on those assets and liabilities the Company currently measures at fair value on a recurring basis as of December 31, 2014 and 2015 (in thousands):

	Carrying Amount in Consolidated Balance Sheet December 31, 2014	Fair Value December 31, 2014	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3
Insurance subsidiaries' and other investments:
Money market funds	$18,577	$18,577	$18,577	$—	$—
U. S. Treasury securities	1,003	1,003	—	1,003	—
Municipal bonds	83,694	83,694	—	83,694	—
Mutual funds	3,228	3,228	—	3,228	—
Private investments	6,444	6,444	—	—	6,444
Total insurance subsidiaries' and other investments	$112,946	$112,946	$18,577	$87,925	$6,444
Supplemental employee retirement plan investments:
Mutual funds	$37,237	$37,237	$—	$37,237	$—

	Carrying Amount in Consolidated Balance Sheet December 31, 2015	Fair Value December 31, 2015	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3
Insurance subsidiary's and other investments:
Money market funds	$18,238	$18,238	$18,238	$—	$—
Corporate bonds	$3,699	$3,699	—	3,699	—
Municipal bonds	87,121	87,121	—	87,121	—
Mutual funds	64	64	—	64	—
Private investments	2,818	2,818	—	—	2,818
Total Insurance subsidiary's and other investments	$111,940	$111,940	$18,238	$90,884	$2,818
Supplemental employee retirement plan investments:
Mutual funds	$45,868	$45,868	$—	$45,868	$—
The Company’s insurance subsidiary's investments are valued using market prices on active markets (Level 1) and less active markets (Level 2), in addition to using alternative information when market data is not available (Level 3). Level 1 investment valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 investment valuations are obtained from readily available pricing sources for comparable investment or identical investments in less active markets. The fair values of the Company’s supplemental employee retirement investments are based on quoted prices. Level 3 investment valuations require significant management judgment and are based on transaction price, company performance, and market conditions. For the year ended December 31, 2015, there were no transfers between Levels 1, 2 or 3. See Note 8 for more information regarding the Company’s investments.
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

As of December 31, 2014 and 2015, the fair value of the Company's investments reflected net unrealized gains of $2.6 million and $2.2 million, respectively.

In addition to the preceding disclosures prescribed by the provisions of ASC 820, ASC 825 “Financial Instruments,” requires the disclosure of the estimated fair value of financial instruments. The Company’s short term financial instruments include cash and cash equivalents, short-term investments, accounts receivable, and accounts payable. The carrying value of the short term financial instruments approximates the fair value due to their short term nature. These financial instruments have no stated maturities or the financial instruments have short term maturities that approximate market.
The fair value of the Company’s debt is estimated using quoted market prices when available. When quoted market prices are not available, fair value is estimated based on current market interest rates for debt with similar maturities (Level 2). The estimated fair value of the Company’s outstanding debt was $788.2 million as of December 31, 2014 compared to the carrying value of $805.3 million. At December 31, 2015, the estimated fair value of the Company’s outstanding debt was $2.48 billion compared to a carrying value of $2.46 billion.
5. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill during the years ended December 31, 2014 and 2015 were as follows (in thousands):

Goodwill	$572,890
Accumulated impairment loss	(144,579)
Additions through acquisitions	296,668
Balance, December 31, 2014	$724,979

Goodwill	$869,558
Accumulated impairment loss	(144,579)
Additions through 2014 acquisitions	1,024
Additions through 2015 acquisitions	1,702,319
Change in goodwill attributable to the sale of outsourced medical coding practice	$(520)
Balance, December 31, 2015	$2,427,802
The following is a summary of other intangible assets and related amortization as of December 31, 2014 and 2015 for intangibles that are subject to amortization (in thousands):

	Gross Carrying Amount	Accumulated Amortization
As of December 31, 2014:
Contracts	$455,247	$(126,191)
Other	19,350	(7,212)
Total	$474,597	$(133,403)
As of December 31, 2015:
Contracts	$494,569	$(170,873)
Other	21,716	(9,775)
Total	$516,285	$(180,648)
Total amortization expense for other intangibles was $37.6 million, $55.6 million and $83.6 million for the years 2013, 2014 and 2015, respectively.
The estimated annual amortization expense for intangibles for the next five years is as follows (in thousands):

2016	$85,334
2017	79,530
2018	67,234
2019	58,370
2020 and thereafter	45,169
Contracts and other intangible assets are amortized straight-line over their estimated life which is approximately three to six years. As of December 31, 2015, the weighted average remaining amortization period for intangible assets was 3.9 years.

6. Property and Equipment
Property and equipment consists of the following at December 31 (in thousands):

	2014	2015
Land	$843	$843
Buildings and leasehold improvements	32,163	39,426
Furniture and equipment	40,748	56,103
Software	25,810	37,353
	99,564	133,725
Less accumulated depreciation	(37,447)	(45,818)
	$62,117	$87,907
Depreciation expense was $17.1 million in 2013, $20.9 million in 2014 and $24.6 million in 2015.
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
Long-term investments represent securities held by the Company and its captive insurance subsidiaries. At December 31, 2014 and 2015, amortized cost basis and aggregate fair value of the Company’s available-for-sale securities by investment type were as follows (in thousands):

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2014
Money market funds	$18,577	$—	$—	$18,577
Treasury	1,003	—	—	1,003
Municipal bonds	81,120	2,619	(45)	83,694
Mutual funds	3,228	—	—	3,228
Private investments	6,464	—	(20)	6,444
	$110,392	$2,619	$(65)	$112,946
December 31, 2015
Money market funds	$18,238	$—	$—	$18,238
Corporate bonds	3,718	6	(25)	$3,699
Municipal bonds	84,983	2,411	(273)	87,121
Mutual funds	64	—	—	64
Private investments	2,712	106	—	2,818
	$109,715	$2,523	$(298)	$111,940

At December 31, 2014 and 2015, the amortized cost basis and aggregate fair value of the Company’s available-for-sale securities by contractual maturities were as follows (in thousands):

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2014
Due in less than one year	$25,186	$88	$—	$25,274
Due after one year through five years	53,735	1,676	(45)	55,366
Due after five years through ten years	19,859	801	—	20,660
Due after ten years	1,920	54	—	1,974
Total	$100,700	$2,619	$(45)	$103,274
December 31, 2015
Due in less than one year	$24,099	$35	$(54)	$24,080
Due after one year through five years	57,537	1,647	(79)	59,105
Due after five years through ten years	23,389	674	(56)	24,007
Due after ten years	1,914	61	(109)	1,866
Total	$106,939	$2,417	$(298)	$109,058

A summary of the Company’s temporarily impaired investment securities available-for-sale as of December 31, 2014 and 2015 follows (in thousands):

	Less than 12 months			Impaired Over 12 months		Total
	Fair Value	Unrealized Losses		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2014
Treasury	1,003	—	(a)	—	—	1,003	—
Municipal bonds	4,498	(12)		2,725	(33)	7,223	(45)
Private investments	1,414	(20)		—	—	1,414	(20)
Total investment	$6,915	$(32)		$2,725	$(33)	$9,640	$(65)
December 31, 2015
Corporate bonds	3,120	(25)		—	—	$3,120	$(25)
Municipal bonds	13,189	(103)		2,575	(170)	15,764	(273)
Total investment	$16,309	$(128)		$2,575	$(170)	$18,884	$(298)
    (a) Unrealized loss is less than $1,000.
As of December 31, 2014, there were $2.6 million of unrealized gains and $0.1 million of unrealized losses on investments. Through specific identification, there were $0.2 million of realized gains and no realized losses on investments during 2014. As of December 31, 2015, there were $2.5 million of unrealized gains and $0.3 million of unrealized losses on investments. Through specific identification, there were $0.3 million of realized gains and $42,000 of realized losses on investments sold during 2015.
Supplemental Employee Retirement Plans
As of December 31, 2014 and 2015, the investments related to the participant directed supplemental employee retirement plans totaled $37.2 million and $45.9 million, respectively, and are included in other assets in the accompanying consolidated balance sheets. The trading gains and losses on those investments for the year ended on December 31, 2014 and 2015 that are still held by the Company as of December 31, 2014 and 2015 were as follows (in thousands):

	2014	2015
Net gains and (losses) recognized during the year ended December 31, 2014 and 2015, respectively on trading securities	$(638)	$(639)
Less: Net gains (losses) recognized during the period on trading securities sold during the year ended December 31, 2014 and 2015, respectively	52	986
Unrealized gains and (losses) recognized on trading securities still held at December 31, 2014 and 2015, respectively	$(690)	$(1,625)
Cost Method Investment
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
9. Other Accrued Liabilities
The Company’s other accrued liabilities consist of the following as of December 31 (in thousands):

	2014	2015
Professional liability loss reserves	$82,735	$105,028
Other	70,402	152,623
	$153,137	$257,651
10. Long-Term Debt
Long-term debt consists of the following as of December 31 (in thousands):

	2014	2015
Tranche A term loan facility	$596,250	$577,500
Tranche B term loan facility	—	1,315,000
7.25% Senior Notes due 2023	—	545,000
Revolving credit facility	209,000	22,000
Total outstanding debt	805,250	2,459,500
Debt issuance costs	(6,920)	(53,237)
	798,330	2,406,263
Less current portion	(227,750)	(68,900)
	$570,580	$2,337,363
Credit Agreement
On October 2, 2015, Team Health, Inc., a Tennessee corporation (the Borrower), a wholly-owned subsidiary of the Company, and certain of the lenders under the Borrower's existing senior credit facilities consisting of $585.0 million senior secured tranche A term loan facility (the Existing Tranche A Facility) and a $650.0 million revolving credit facility (the Existing Revolving Credit Facility, and together with the Existing Tranche A Facility, the Existing Credit Facilities) entered into an amendment (the First Amendment) to the Borrower's existing credit agreement (the Existing Credit Agreement). The First Amendment (a) allowed for the amendment and restatement of the Existing Credit Agreement to permit a senior secured tranche B term loan facility in an aggregate principal amount of up to $1.15 billion (the New Tranche B Facility) dated on or around the date of the closing of the IPC Transaction, (b) amended the Existing Credit Agreement to permit the incurrence of the Notes described below in an aggregate principal amount not to exceed $1.00 billion and (c) effected other changes as contemplated therein.
On November 23, 2015 (the Restatement Effective Date), in connection with the IPC Transaction and as contemplated by the First Amendment, the Company entered into an amended and restated credit agreement (the Credit Agreement) and other customary agreements, consisting of (1) the Existing Credit Facilities and (2) the New Tranche B Facility (collectively, the Restated Facilities). On the Restatement Effective Date and pursuant to the Credit Agreement, the Borrower also obtained an incremental tranche B term loan facility (the Incremental Tranche B Term Facility) in an aggregate principal amount of $165.0 million.
The Existing Revolving Credit Facility includes subfacilities allowing for the issuance of letters of credit and for borrowings on same-day notice referred to as swingline loans. In addition, the Restated Facilities also provided the Borrower with the option to raise incremental credit facilities (including options to add new term loan facilities and/or revolving credit facilities or increase the amount available under existing term loan facilities and/or the revolving credit facility, in each case, by an aggregate amount of up to $350.0 million ($165.0 million of which was drawn on the Restatement Effective Date under the Incremental Tranche B Term Facility), plus an unlimited amount subject to satisfaction of a first lien leverage-based test), refinance the loans with debt incurred outside the credit agreement provided that such debt is unsecured or secured on a junior basis and extend the maturity date of the revolving loans and term loans, in each case, subject to certain limitations.

The Company used the net proceeds from the New Tranche B Facility to pay the cash consideration for the IPC Transaction, refinance certain indebtedness of IPC Healthcare, Inc., and pay any related transaction costs. The Borrower used the net proceeds from the Incremental Tranche B facility to refinance certain existing indebtedness of the Borrower under the Existing Revolving Credit Facility with any excess thereof retained by the Borrower as cash on its balance sheet.
The interest rate on the Existing Credit facilities, and the commitment fee applicable to undrawn revolving commitments, is priced off a grid based upon the Borrower's first lien net leverage ratio and is currently Libor + 2.25% in the case of the Existing Credit facilities, and 0.35% in the case of unused revolving commitments. The interest rate at December 31, 2015 was 2.86% for amounts outstanding under the Existing Tranche A Term Loan Facility. Borrowings under the New Tranche B Facility and the Incremental Tranche B Facility bear interest at a rate equal to Libor + 3.75%, subject to a 0.75% Libor floor. The interest rate at December 31, 2015 was 4.50% for amounts outstanding under the Term Loan B Facility. The Existing Tranche A Term Loan Facility and the Existing Revolving Credit Facility facilities have a maturity date of October 2, 2019. The New Tranche B Facility and the Incremental Tranche B Facility have maturity dates of November 23, 2022. The maturity dates under the Restated Facilities are subject to extension with lender consent according to the terms of the agreement.
There were $22.0 million in borrowings under the Revolving Credit Facility as of December 31, 2015, and the Company had $6.4 million of standby letters of credit outstanding against the Revolving Credit Facility commitment. In addition, the Company had $2.0 million of standby letters of credit secured by the short term investments.
The senior credit facility agreement, as amended, contains both affirmative and negative covenants, including limitations on the Company’s ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire the Company's capital stock, acquire the capital stock or assets of another business and pay dividends, and requires the Company to comply with a maximum total net leverage ratio, tested quarterly. At December 31, 2015, the Company was in compliance with all covenants under the senior credit facility agreement. The credit facility is secured by substantially all of the Company’s U. S. subsidiaries’ assets.
Senior Notes and Indenture
On November 23, 2015, Team Health, Inc., a wholly-owned subsidiary of the Company (the Issuer), completed the private placement of $545.0 million aggregate principal amount of 7.25% Senior Notes due 2023 (the Notes). The Notes are senior unsecured obligations and are fully and unconditionally guaranteed on a senior unsecured basis by the Company and, subject to certain exceptions, each of its existing and future material domestic wholly-owned restricted subsidiaries, referred to, collectively, as “Guarantors.”
The Notes bear interest at 7.25% per annum and mature on December 15, 2023. Interest is payable semi-annually on June 15 and December 15 of each year, beginning on June 15, 2016, to holders of record at the close of business on June 1 or December 1, as the case may be, immediately preceding each such interest payment date.
Prior to December 15, 2018, the Issuer may redeem some or all of the Notes at a redemption price equal to 100% of the principal amount of the Notes redeemed, plus accrued and unpaid interest to, but excluding, the redemption date, if any, plus the “make-whole” premium set forth in the Indenture. On and after December 15, 2018, the Company may redeem the Notes, in whole or in part, at the redemption prices set forth in the Indenture, plus accrued and unpaid interest to, but excluding, the redemption date. In addition, prior to December 15, 2018, the Company may also redeem up to 40% of the aggregate principal amount of the Notes at a redemption price equal to 107.25% of the aggregate principal amount thereof, in each case, using an amount not to exceed the net cash proceeds from certain equity offerings, plus accrued and unpaid interest to, but excluding, the redemption date.

The indenture governing our 7.25% Senior Notes due 2023 contains restrictive covenants that limit among other things, the ability of us and our restricted subsidiaries to incur or guarantee additional debt or issue disqualified stock or certain preferred stock; pay dividends and make other distributions on, or redeem or repurchase, capital stock; make certain investments; incur certain liens; enter into certain transactions with affiliates; merge or consolidate; enter into agreements that restrict the ability of certain restricted subsidiaries to make dividends or other payments to us or each of our existing and future material domestic wholly-owned restricted subsidiaries, referred to, collectively, as “Guarantors"; designate restricted subsidiaries as unrestricted subsidiaries; and transfer or sell certain assets. These covenants are subject to a number of important limitations and exceptions. The Indenture also contains customary events of default which would permit the holders of the Notes to declare those Notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the Notes or other material indebtedness, the failure to satisfy covenants and specified events of bankruptcy and insolvency.
The Company used the net proceeds from the Notes to pay a portion of the consideration for the IPC Transaction.
Aggregate annual maturities of long-term debt as of December 31, 2015 are as follows (in thousands):

2016 (includes outstanding revolver borrowings)	$68,900
2017	61,900
2018	73,150
2019	448,150
2020 and thereafter	1,807,400
11. Other Noncurrent Liabilities
Other noncurrent liabilities consist of the following as of December 31 (in thousands):

	2014	2015
Professional liability loss reserves	$181,630	$266,793
Other	50,148	79,634
	$231,778	$346,427

The Company’s professional liability loss reserves consist of the following as of December 31 (in thousands):

	2014	2015
Estimated losses under self-insured programs	$190,117	$245,070
Estimated losses under commercial insurance programs	74,248	126,751
	264,365	371,821
Less—estimated amount payable within one year	82,735	105,028
	$181,630	$266,793
The changes to the Company’s estimated losses under self-insured programs for 2014 and 2015 are as follows (in thousands):

	2014	2015
Balance, December 31	$166,168	$190,117
Reserves related to current period	57,022	71,084
Assumed IPC liabilities	—	25,639
Changes related to prior period reserves	7,088	—
Risk transfer to commercial insurance program	(2,775)	—
Payments for current period reserves	(1,946)	(2,305)
Payment for prior period reserves	(35,440)	(39,465)
Balance, December 31	$190,117	$245,070
The Company provides for its estimated professional liability losses through a combination of self-insurance and commercial insurance programs. Losses in excess of the limit of coverage remain as a self-insured obligation of the Company. A portion of the professional liability loss risks being provided for through self-insurance (“claims-made” basis) are transferred to and funded into a captive insurance company. In addition, the Company acquired an existing captive insurance company as part of its acquisition of an emergency medicine staffing business in October 2014. The professional liability loss risk held at this captive insurance company was transferred to a commercial insurance program simultaneously with the closing of the acquisition. The Company has liquidated approximately $24.4 million and $5.8 million of the investments held by the acquired captive insurance company for the years ended December 31, 2014 and 2015, respectively. The accounts of the captive insurance companies are fully consolidated with those of the other operations of the Company in the accompanying consolidated financial statements.
The self-insurance components of our risk management program include reserves for future claims incurred but not reported (“IBNR”). As of December 31, 2014, of the $190.1 million of estimated losses under self-insured programs, approximately $117.3 million represented an estimate of IBNR claims and expenses and additional loss development, with the remaining $72.8 million representing specific case reserves. Of the existing case reserves as of December 31, 2014, $1.9 million represented case reserves that had settled but not yet funded, and $70.9 million reflected unsettled case reserves.
As of December 31, 2015, of the $245.1 million of estimated losses under self-insurance programs, approximately $157.4 million represents an estimate of IBNR claims and expenses and additional loss development, with the remaining $87.7 million representing specific case reserves. Of the existing case reserves as of December 31, 2015, $3.0 million represents case reserves that have been settled but not yet funded, and $84.7 million reflects unsettled case reserves.
The Company’s provisions for losses under its self-insurance components are estimated using the results of periodic actuarial studies. Such actuarial studies include numerous underlying estimates and assumptions, including assumptions as to future claim losses, the severity and frequency of such projected losses, loss development factors and others. The Company's most recent actuarial valuation was completed in October 2015. Based on the results of the actuarial study completed in October 2015, management determined no additional change was necessary in the consolidated reserves for professional liability losses during the third quarter of 2015 related to prior year loss estimates. The Company’s provisions for losses under its self-insured components are subject to subsequent adjustment should future actuarial projected results for such periods indicate projected losses greater or less than previously projected. The Company’s estimated loss reserves under such programs are discounted at approximately 1.1% and 1.6% at December 31, 2014 and 2015, respectively, which was the weighted average Treasury rate, over a 10 year period at the measurement dates, which reflect the risk free interest rate over the expected period of claims payments.
IPC Professional Liability Reserves
IPC is fully insured on a claims-made basis up to policy limits through a third party malpractice insurance policy, which ends December 31 of each year. The Company has established reserves for this segment, on an undiscounted basis, for claims incurred and reported and IBNR during the policy period. These reserves of $26.0 million as of December 31, 2015 and the timing of payment of such amounts are estimated based upon actuarial loss projections, which are updated semi-annually and is preliminary as the Company is in the process of finalizing the purchase price allocation for the IPC acquisition.
12. Shareholders’ Equity
Authorized capitalization of Team Health Holdings, Inc.
Authorized capital stock consists of 100,000,000 shares of common stock, par value $0.01 per share and 10,000,000 shares of preferred stock, par value $0.01 per share. Total number of outstanding common shares was 71,283,000 and 73,092,000 as of December 31, 2014 and December 31, 2015, respectively. There were no shares of preferred stock outstanding as of December 31, 2014 and 2015.
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
13. Equity-based Compensation
Stock Incentive Plans
In May 2013, the Company's shareholders approved the Team Health Holdings, Inc. Amended and Restated 2009 Stock Incentive Plan (Stock Plan) that amended the 2009 Stock Incentive Plan.
In connection with the IPC Transaction, the IPC Replacement Awards were issued based on a conversion ratio of the IPC common share value to Team Health weighted average share price immediately prior to the closing. The Company assumed and restated the Amended and Restated Team Health Holdings, Inc. 1997 Equity Participation Plan, the Amended and Restated 2002 Equity Participation Plan of Team Health Holdings, Inc., the Amended and Restated Team Health Holdings, Inc. 2007 Equity Participation Plan, and the Amended and Restated Team Health Holdings, Inc. 2012 Equity Participation Plan (collectively the IPC Plans) for the sole purpose of completing the exchange of equity awards. There will be no further issuances under these plans.
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
Shares Subject to the Plan. The Stock Plan provides that the total number of shares of common stock that may be issued under the 2009 Stock Plan is 15,100,000, of which approximately 2,380,000 shares are available to grant as of December 31, 2015. There are 1,971,078 shares authorized under the newly adopted IPC plans, of which none are available to grant. Shares of the Company’s common stock covered by awards that terminate or lapse without the payment of consideration may be granted again under the Stock Plan.

The following table summarizes the status of options under the Stock Plan and IPC Plans as of December 31, 2013, 2014 and 2015:

	Shares (in thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands) (a)	Weighted Average Remaining Life in Years
Outstanding at beginning of year - 2013	6,673	$17.35	$76,180	7.9
Granted	566	38.45	—
Exercised	(1,929)	15.40	29,702
Expired or forfeited	(248)	20.02	—
Outstanding at December 31, 2013	5,062	$20.33	$127,681	7.1
Exercisable at December 31, 2013	2,552	$16.20	$74,893	6.5
Outstanding at beginning of year - 2014	5,062	$20.33	$127,681	7.1
Granted	501	47.58	—
Exercised	(1,203)	16.88	43,203
Expired or forfeited	(121)	24.52	—
Outstanding at December 31, 2014	4,239	$24.41	$140,433	6.4
Exercisable at December 31, 2014	2,474	$18.48	$96,602	5.9
Outstanding at beginning of year - 2015	4,239	$24.41	$140,433	6.4
IPC Replacement Awards	1,393	20.08	—
Granted	528	61.07	—
Exercised	(1,344)	20.89	51,437
Expired or forfeited	(36)	39.77	—
Outstanding at December 31, 2015	4,780	$28.07	$86,342	5.3
Exercisable at December 31, 2015	3,336	$20.55	$78,295	4.8
(a) Intrinsic value is the amount by which the stock price exceeds the exercise price of the options on the option exercise date or the balance sheet date.
Equity based compensation expense and the resulting tax benefits were as follows (in thousands):

	Year Ended December 31,
	2013	2014	2015
Stock options	$8,310	$10,833	$10,088
Restricted stock awards	1,519	5,252	19,963
Stock purchase plan	60	67	124
Total equity based compensation expense	$9,889	$16,152	$30,175
Tax benefit of equity based compensation expense	$3,857	$6,219	$11,617
The Company uses the Black-Scholes option pricing formula to estimate the fair value of stock options on grant date. The implied volatility assumptions were based on the historical stock volatility of the Company and publicly traded peer companies. The expected life is the mid-point between the vesting date and the end of the contractual term. Forfeitures of equity-based awards have been historically immaterial to the Company. The weighted-average fair value and the assumptions used to measure fair value were as follows (excluding the IPC Replacement Awards discussed below):

	Year Ended December 31,
	2013	2014	2015
Weighted-average fair value of grants per option	$20.82	$16.27	$20.16
Weighted-average fair value of options vested in millions	$9.0	$10.1	$13.9
Risk-free interest rate	1.0%	1.6%	1.6%
Implied volatility	41.0%	35.1%	33.7%
Expected life of options in years	5.25	5.25	5.25
Expected dividend	0.0%	0.0%	0.0%
The value of the IPC Replacement Awards was based on the provisions of ASC 805 and ASC Topic 718, “Compensation - Stock Compensation” (ASC 718) which resulted in a fair value of $81.5 million for these awards, of which $61.3 million was recognized as purchase consideration and $12.6 million was recognized as equity-based compensation within transaction costs in the Company’s results of operations for the year ended December 31, 2015. The $12.6 million was recognized as a result of the acceleration of the vesting for certain awards on the date of the transaction as authorized by the Company. The remaining $7.6 million, of which $0.4 million related to replacement options and $7.2 million related to replacement restricted units, has been or will be recognized as equity based compensation expense over the remaining required service period. The assumptions used to measure fair value of the IPC stock options included in the IPC Replacement Awards that were replaced at the time of the acquisitions were as follows:

2015
Weighted-average fair value of grants per option	$35.63
Risk-free interest rate	0.9%
Implied volatility	33.9%
Expected life of options in years	2.01
Expected dividend	0.0%

The Company had $18.4 million, $14.0 million, and $13.9 million, respectively, of unrecognized compensation expense related to unvested options which will be recognized over the remaining requisite service period as of December 31, 2013, 2014, and 2015.
Restricted stock awards are non-vested stock awards that include grants of restricted stock and grants of restricted stock units. The Company granted approximately 242,000 awards during the year ended December 31, 2015 to its non-employee directors and management. The issued shares vest annually over a three to four year period from the initial grant date for the grants made to the independent directors and management. The Company has $27.1 million of expense remaining to be recognized over the requisite service period for these awards as of December 31, 2015.
A summary of changes in total outstanding unvested restricted stock awards is as follows (in thousands):

	Restricted Stock	Restricted Units	Total
Outstanding at December 31, 2013	238	—	238
Granted	—	320	320
Vested	(71)	—	(71)
Forfeited and expired	(6)	(3)	(9)
Outstanding at December 31, 2014	161	317	478
IPC replacement awards	—	578	578
Granted	—	242	242
Vested	(58)	(366)	(424)
Forfeited and expired	(3)	(5)	(8)
Outstanding at December 31, 2015	100	766	866

Stock Purchase Plans
In May 2010, the Company’s board of directors adopted the 2010 Employee Stock Purchase Plan (ESPP) and the 2010 Nonqualified Stock Purchase Plan (NQSPP).
The ESPP provides for the issuance of up to 600,000 shares to our employees. All eligible employees are granted identical rights to purchase common stock in each Board authorized offering under the ESPP. Rights granted pursuant to any offering under the ESPP terminate immediately upon cessation of an employee’s employment for any reason. In general, an employee may reduce his or her contribution or withdraw from participation in an offering at any time during the purchase period for such offering. Employees receive a 5% discount on shares purchased under the ESPP. Rights granted under the plan are not transferable and may be exercised only by the person to whom such rights are granted. Offerings will occur every six months in October and April. As of December 31, 2015, contributions under the ESPP totaled $2.1 million. During 2015, approximately 88,000 shares of the Company’s common stock were issued to plan participants. As of December 31, 2015 there were approximately 271,000 shares available for issuance under this plan.
The NQSPP provides for the issuance of up to 800,000 shares to our independent contractors. All eligible contractors are granted identical rights to purchase common stock in each Board authorized offering under the NQSPP. Rights granted pursuant to any offering under the NQSPP terminate immediately upon cessation of a contractor’s relationship with the Company for any reason. In general, a contractor may reduce his or her contribution or withdraw from participation in an offering at any time during the purchase period for such offering. Contractors receive a 5% discount on shares purchased under the NQSPP. Rights granted under the NQSPP are not transferable and may be exercised only by the person to whom such rights are granted. Offerings will occur every six months in October and April. As of December 31, 2015, contributions under the NQSPP totaled $0.9 million. During 2015, approximately 44,000 shares of the Company’s common stock were issued to plan participants. As of December 31, 2015 there were approximately 595,000 shares available for issuance under this plan.
Note 14. Accumulated Other Comprehensive (Loss) Earnings
The changes in accumulated other comprehensive earnings related to available-for-sale securities were as follows (in thousands):

	Year Ended December 31,
	2013	2014	2015
Balance at beginning of period	$1,701	$447	$1,695

Other comprehensive income:
Available-for-sale securities:
Net unrealized gain (loss)	(1,822)	2,102	(559)
Tax benefit (expense)(a)	676	(662)	115
Total other comprehensive gain (loss) before reclassifications, net of tax	(1,146)	1,440	(444)
Net amount reclassified to earnings(b)	(108)	(192)	252
Tax benefit (expense)(a)	—	—	—
Total amount reclassified from accumulated other comprehensive earnings, net of tax(c)	(108)	(192)	252
Total other comprehensive (loss) earnings	(1,254)	1,248	(192)

Balance at end of period	$447	$1,695	$1,503
(a) These amounts were included in deferred taxes on the Company's Balance Sheets.
(b) This amount was included in other (income) expenses, net on the accompanying Consolidated Statements of Comprehensive Earnings.
(c) A negative amount indicates a corresponding benefit to earnings.

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
Net revenues for the years ended December 31, 2013, 2014 and 2015 consisted of the following (in thousands):

	Year Ended December 31,
	2013		2014		2015
Medicare	$467,713	19.6%	$528,057	18.7%	$775,246	21.6%
Medicaid	387,630	16.3	505,387	17.9	655,563	18.2
Commercial and managed care	1,073,401	45.0	1,314,352	46.6	1,801,862	50.1
Self-pay	1,609,656	67.5	1,628,498	57.8	1,891,709	52.6
Other	90,243	3.8	84,542	3.0	82,445	2.3
Unbilled	5,068	0.2	31,966	1.1	16,636	0.5
Net fee for service revenue before provision for uncollectibles	3,633,711	152.5	4,092,802	145.2	5,223,461	145.3
Contract revenue before provision for uncollectibles	641,986	26.9	667,529	23.7	735,222	20.4
Other	38,151	1.6	40,552	1.4	40,775	1.1
Net revenues before provision for uncollectibles	4,313,848	181.0	4,800,883	170.3	5,999,458	166.8
Provision for uncollectibles	(1,930,253)	(81.0)	(1,981,240)	(70.3)	(2,402,211)	(66.8)
Net revenues	$2,383,595	100.0%	$2,819,643	100.0%	$3,597,247	100.0%
The Company employs several methodologies for determining its allowance for doubtful accounts depending on the nature of the net revenues before provision for uncollectibles recognized. The Company initially determines gross revenue for our fee for service patient visits based upon established fee schedule prices. Such gross revenue is reduced for estimated contractual allowances for those patient visits covered by contractual insurance arrangements to result in net revenues before provision for uncollectibles. Net revenues before provision for uncollectibles is then reduced for management’s estimate of uncollectible amounts. Fee for service net revenues represent estimated cash to be collected from such patient visits and are net of management’s estimate of account balances estimated to be uncollectible. The provision for uncollectible fee for service patient visits is based on historical experience resulting from nearly 17 million annual fee for service patient visits. The significant volume of patient visits and the terms of thousands of commercial and managed care contracts and the various reimbursement policies relating to governmental healthcare programs do not make it feasible to evaluate fee for service accounts receivable on a specific account basis. Fee for service accounts receivable collection estimates are reviewed on a quarterly basis for each fee for service contract by period of accounts receivable origination. Such reviews include the use of historical cash collection percentages by contract adjusted for the lapse of time since the date of the patient visit. In addition, when actual collection percentages differ from expected results, on a contract by contract basis, supplemental detailed reviews of the outstanding accounts receivable balances may be performed by the Company’s billing operations to determine whether there are facts and circumstances existing that may cause a different conclusion as to the estimate of the collectibility of that contract’s accounts receivable from the estimate resulting from using the historical collection experience. Contract-related net revenues are billed based on the terms of the contract at amounts expected to be collected. Such billings are typically submitted on a monthly basis and aged trial balances prepared. Allowances for estimated uncollectible amounts related to such contract billings are made based upon specific accounts and invoice periodic reviews once it is concluded that such amounts are not likely to be collected. Approximately 98% of the Company’s allowance for doubtful accounts is related to receivables for fee for service patient visits. The principal exposure for uncollectible fee for service visits is centered in self-pay patients and, to a lesser extent, for co-payments and deductibles from patients with insurance. While the Company does not specifically allocate the allowance for doubtful accounts to individual accounts or specific payor classifications, the portion of the allowance associated with fee for service charges as of December 31, 2015 was equal to approximately 93% of outstanding self-pay fee for service patient accounts. The methodologies employed to compute allowances for doubtful accounts were unchanged between 2014 and 2015.

16. Income Taxes
The provision (benefit) for income taxes from continuing operations consists of the following (in thousands):

	Year Ended December 31,
	2013	2014	2015
Current:
Federal	$57,536	$66,326	$71,334
State	11,035	8,007	11,051
	68,571	74,333	82,385
Deferred:
Federal	(8,826)	(8,282)	(13,893)
State	(3,432)	(819)	(1,706)
	(12,258)	(9,101)	(15,599)
	$56,313	$65,232	$66,786
The reconciliation of the provision for income taxes computed at the federal statutory tax rate to the provision for income taxes is as follows:

	Year Ended December 31,
	2013	2014	2015
Tax at statutory rate	35.0%	35.0%	35.0%
State income tax (net of federal tax benefit)	4.1	3.9	3.8
Change in valuation allowance	(0.9)	(2.0)	0.3
Adjustments to state net operating losses	(0.2)	(0.5)	(0.8)
Change in state tax rate applied to deferred taxes	(0.4)	—	—
Contingent purchase and other acquisition expenses	1.2	3.1	4.7
Permanent items and other	0.7	0.9	2.2
Tax-exempt income	(0.4)	(0.5)	(0.5)
	39.1%	39.9%	44.7%

The Company adopted the accounting guidance related to deferred income taxes, and accordingly, all deferred tax assets and liabilities are classified as long-term for the year ended December 31, 2015. The significant components of deferred income tax assets and liabilities are as follows (in thousands):

December 31, 2015
Accounts receivable	$28,405
Compensation related items	40,443
Contingent purchase liability	2,627
Legal settlement	24,324
Net operating losses	10,622
Other	871
Professional liability reserves	56,709
State tax credit	4,785
Deferred tax assets before valuation allowance	168,786
Less: valuation allowance	(13,299)
Deferred tax assets net of valuation allowance	155,487

Compensation related items	(613)
Depreciation and amortization	(34,236)
Management fee	(70,388)
Deferred tax liabilities	(105,237)
Net deferred tax asset	$50,250
Deferred income taxes and liabilities have not been retrospectively classified as long-term for the year ended December 31, 2014. The significant components of deferred tax assets and liabilities for the year ended December 31, 2014 are as follows (in thousands):

	December 31, 2014
	Total	Current	Non-current
Current deferred income tax assets:
Accounts receivable	50,573	50,573	—
Compensation related items	$18,448	$9,512	$8,936
Contingent purchase liability	2,991	2,193	798
Net operating losses	11,285	—	11,285
Other	—	—	—
Professional liability reserves	40,853	3,174	37,679
Total current deferred income tax assets	124,150	65,452	58,698
Valuation allowance	(6,683)	(3,445)	(3,238)
Total deferred tax assets	117,467	62,007	55,460

Compensation related items	(4,164)	—	(4,164)
Depreciation and amortization	(31,393)	(1,210)	(30,183)
Management fee	(99,069)	(99,069)	—
Total current deferred income tax liabilities	(134,626)	(100,279)	(34,347)
Total deferred tax liabilities
Net deferred tax (liabilities) assets	$(17,159)	$(38,272)	$21,113

The Company recognizes valuation allowances on deferred tax assets reported, if based on the weight of evidence, it believes that it is more likely than not that all or a portion of the deferred tax assets will not be realized. As of December 31, 2014 and 2015, the Company had a valuation allowance of $6.7 million and $13.3 million, respectively. The net increase in the valuation allowance was the result of the acquisition of IPC.
The Company, as of December 31, 2015, had net operating loss carryforwards in various states that expire at various times depending on the year generated and jurisdiction, the earliest expiration year being 2016.
The Company files a consolidated income tax return in the U.S. federal jurisdiction and in various states for its subsidiaries and remains subject to examination of its income tax returns for 2012 through 2015.
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
A reconciliation of the beginning and ending amount of unrecognized tax benefit (excluding interest and penalties) is as follows (in thousands):

	2013	2014	2015
Balance at January 1	$2,896	$3,030	$6,594
Additions based on tax positions related to the current year	188	5,243	107
Decrease based on tax positions related to the current year	—	—	(1,423)
Settlements during current year	—	(2,377)	—
Additions based on tax positions of prior years	—	762	—
Lapse of statute of limitations	(54)	(64)	(850)
Balance at December 31	$3,030	$6,594	$4,428
The total unrecognized tax benefits that, if recognized, would affect the effective rate is $0.3 million as it relates to uncertainties that are permanent deductions. The Company expects a majority of the unrecognized tax benefits to be settled in 2015.
The Company recognizes accrued interest and penalties, if applicable, associated with uncertain tax positions in the respective accounts in operating expenses. During the year ended December 31, 2013, the Company reported less than $0.1 million in interest expense related to the uncertain tax positions and no penalties. During the years ended December 31, 2014 and 2015, no interest or penalties were recorded related to the uncertain tax positions.
17. Employee Savings Plans
The Company sponsors various employee savings plans that are primarily defined contribution plans. The Company recognized expense of approximately $5.8 million in 2013, $6.9 million in 2014 and $9.8 million in 2015 related to these plans.
The Company maintains a retirement savings plan for its employees. The plan is a defined contribution plan in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The plan provides for a discretionary match by the Company up to a maximum of 50% of the first 6% of compensation contributed by employees. The Company’s provisions in the periods comprising 2013, 2014 and 2015 reflect the maximum discretionary provisions provided for under the plan.
The Company also maintains non-qualified deferred compensation plans for certain of its employees. Total deferred compensation payable as of December 31, 2014 and 2015 was approximately $42.9 million and $53.7 million, respectively.

18. Commitments and Contingencies
Leases
The Company leases office space for terms of primarily one to fifteen years with options to renew for additional periods. Future minimum payments due on these non-cancellable operating leases at December 31, 2015 are as follows (in thousands):

2016	$23,574
2017	21,509
2018	19,795
2019	16,674
2020	14,945
Thereafter	51,969
Operating lease costs were approximately $15.4 million, $15.8 million and $18.8 million for the years ended December 31, 2013, 2014 and 2015, respectively.
Litigation
The Company is currently a party to various legal proceedings arising in the ordinary course of business. The legal proceedings the Company is involved in from time to time include lawsuits, claims, audits and investigations, including those arising out of services provided, personal injury claims, professional liability claims, the Company's billing, collection and marketing practices, employment disputes and contractual claims, and seek monetary and other relief, including statutory damages and penalties. While the Company currently believes that the ultimate outcome of such proceedings, individually and in the aggregate, will not have a material adverse effect on the Company's financial position or overall trends in results of operations, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the Company's net earnings in the period in which the ruling occurs. The estimate of the potential impact from such legal proceedings on the Company's financial position or overall results of operations could change in the future.
On August 14, 2015, prior to the closing of the IPC Transaction, a purported shareholder of IPC filed a complaint in the Delaware Court of Chancery captioned Smukler v. IPC Healthcare, Inc., et al. (Case No. 11392-CB), on behalf of a purported class of  IPC shareholders. The lawsuit names as defendants IPC, each of its directors at the time the merger with the Company was announced (the Individual Defendants), the Company, and Intrepid Merger Sub, Inc. (Sub). The August 14, 2015 complaint alleged that the Individual Defendants breached their fiduciary duties by, among other things, failing to take appropriate steps to maximize the value of IPC to its shareholders, failing to value IPC properly, and taking steps to avoid competitive bidding by alternate potential acquirers. The complaint also alleged that IPC, the Company, and Sub aided and abetted those alleged breaches of fiduciary duties by the Individual Defendants. The complaint sought, among other things, certification of the action as a class action; injunctive relief enjoining the merger; an accounting of all damages purportedly suffered by the plaintiff and the class (including rescissory damages in favor of the plaintiff and the class); and the fees and costs associated with the litigation. On August 18, 2015, an additional lawsuit was filed in the Delaware Court of Chancery, asserting similar claims and allegations to those in the Smukler lawsuit and seeking similar relief on behalf of the same putative class. Crescente v. Singer, et al. (Case No. 11405-CB).
Additionally, on August 19, 2015, prior to the closing of the IPC Transaction, a lawsuit was filed in the Superior Court for the State of California in Los Angeles County. Khemthong v. IPC Healthcare Networks, Inc., et al. (No. BC 591953). The lawsuit asserted similar claims and allegations to those in the Smukler lawsuit and sought similar relief on behalf of the same putative class. On August 27, 2015, the plaintiff filed a request for voluntary dismissal of the suit without prejudice, and on August 28, 2015, the court entered an order granting that request.
 Pursuant to a September 11, 2015 order from the Delaware Court of Chancery (the Consolidation Order), the Smukler and Crescente actions were consolidated, and all further litigation relating to or arising out of the Company’s merger with IPC were directed to be consolidated with such actions under the caption In re IPC Healthcare, Inc. Stockholders Litigation (Case No. 11392-CB) (the Consolidated Action).  On September 17, 2015, an action captioned Spencer v. IPC Healthcare, Inc. (Case. No. 11516-CB) was filed in the Delaware Court of Chancery. Under the Consolidation Order, such action is required to be consolidated with the previously-filed actions. On September 18, 2015, a verified consolidated class action complaint was filed in the Consolidated Action (the Consolidated Complaint).  The Consolidated Complaint alleges substantially the same breaches of fiduciary duty as the August 14, 2015 complaint in the Smukler action, and additionally alleges that the Individual Defendants breached their duty of disclosure by failing to disclose to IPC shareholders all material information necessary for them to evaluate the merger. On October 2, 2015, the defendants in the Consolidated Action moved to dismiss the Consolidated Complaint.
On November 6, 2015, the Company and the other defendants in the Consolidated Action entered into a Memorandum of Understanding with the plaintiffs in the Consolidated Action providing for the settlement and the release of all claims that were or could have been brought against the Company and the other defendants in the Consolidated Action based upon a duty arising under Delaware law to disclose or not omit material information in connection with the IPC Transaction, upon entry of a final order by the Delaware Court of Chancery approving the settlement. The Memorandum of Understanding contemplates that, subject to completion of certain confirmatory discovery by counsel to the plaintiffs, the parties will enter into a stipulation of settlement. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the Delaware Court of Chancery will approve the settlement even if the parties enter into such a stipulation. If the Delaware Court of Chancery does not approve the settlement, such proposed settlement, as contemplated by the Memorandum of Understanding, may be terminated.
It is not possible to predict when the above matter may be resolved, the time or resources that we will need to devote to the matter, or what impact, if any, the outcome of the matter might have on the Company's business, consolidated financial position, results of operations, or cash flows.
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
In addition to laws and regulations governing the Medicare and Medicaid programs, there are a number of federal and state laws and regulations governing such matters as the corporate practice of medicine and fee splitting arrangements, anti-kickback statutes, physician self-referral laws, false or fraudulent claims filing and patient privacy requirements. The failure to comply with any of such laws or regulations could have an adverse impact on the Company's operations and financial results. It is management’s belief that the Company is in substantial compliance in all material respects with such laws and regulations.
Government Claim
On June 7, 2010, the Company's subsidiary, IPC, received a civil investigative demand (CID) issued by the DOJ, U.S. Attorney’s Office for the Northern District of Illinois. The CID requested information concerning claims that IPC had submitted to Medicare and Medicaid. The CID covered the period from January 1, 2003, through June 4, 2010, and requested production of a range of documents relating to IPC’s Medicare and Medicaid participation, physician arrangements, operations, billings and compliance programs. IPC produced responsive documents and was in contact with representatives of the DOJ who informed IPC that the inquiry related to a qui tam whistleblower action filed under court seal in the U.S. District Court for the Northern District of Illinois (Chicago). The case is captioned United States ex rel. Oughatiyan v. IPC The Hospitalist Company, Inc. (Civ. No. 09-C-5418). IPC also was informed that several state attorneys general were examining its Medicaid claims in coordination with the DOJ.
On December 5, 2013, the U.S. District Court partially lifted the seal on the civil False Claims Act case related to this investigation. The unsealed portions of the Court docket at that time included the whistleblower’s Complaint which contains allegations of improper billing to Medicare and Medicaid, a Notice of Election to Intervene filed by the federal government and a Notice of Election to Decline Intervention filed by the State of Illinois and 12 other states that participated in the investigation. On June 16, 2014, the federal government filed its Complaint in Intervention against IPC and several of its subsidiaries in the U.S. District Court. The Complaint in Intervention contains allegations of improper billing to Medicare, Medicaid and other federal healthcare programs from January 1, 2003 to the present, seeks to recover treble damages and civil penalties under the civil False Claims Act, and seeks to recover damages under common law theories of payment by mistake and unjust enrichment. On August 13, 2014, the Company's subsidiary, IPC and the IPC subsidiary defendants filed a joint motion to dismiss the Complaint in Intervention or, in the alternative, to sever claims against the defendants. The federal government filed its response on September 18, 2014, to which the defendants replied on September 25, 2014. The court’s decision, which was filed on February 17, 2015, granted the motion to dismiss in part and denied it in part. The Court’s Opinion and Order dismissed the 29 IPC subsidiary and affiliate defendants without prejudice, but the Court denied the request to dismiss IPC Healthcare, Inc., which remains the sole defendant in the lawsuit. The parties are engaged in discovery. The parties are engaged in negotiations to attempt to resolve the matter, but if a reasonable settlement cannot be reached, IPC intends to continue vigorously contesting the case.
Shareholder Derivative Lawsuit
Although the underlying government lawsuit was still in an early stage and no liability had been found by a court, on October 20 and 24, 2014, shareholder derivative lawsuits were filed in the Court of Chancery of the State of Delaware against certain of the Company's subsidiary, IPC’s, current and former directors and officers. IPC was named as a nominal defendant in both suits. The actions both asserted alleged breaches of fiduciary duty related to IPC’s billing practices, and incorporated allegations from the False Claims Act case. The lawsuits sought a variety of relief, including monetary damages and injunctive relief. On December 4, 2014, the derivative lawsuits were consolidated into one action. On January 22, 2016 (i.e., after the November 23, 2015 closing of the IPC Acquisition), the plaintiffs moved to voluntarily dismiss the action. The Court of Chancery granted Plaintiffs’ motion on January 25, 2016.
Florida Medicaid Reimbursement Suspension
The Company's subsidiary, IPC, received notice on August 7, 2015 that the Florida Agency for Health Care Administration (AHCA) temporarily suspended Medicaid fee-for-service and Medicaid managed care payments to IPC’s Florida affiliate, InPatient Consultants of Florida, Inc. d/b/a IPC of Florida, because IPC of Florida is “under investigation by a state or federal agency.” Since receiving this notice, and based on its failure to contain the required specificity under the applicable federal regulation, IPC has sought additional information from AHCA regarding the basis of the payment suspension, including through repeated discussions with the responsible AHCA officials; by submitting a request for documents through the Florida Public Records Law (PRL) on August 27, 2015; and by filing a petition for formal administrative review on September 4, 2015.
Following these actions, IPC received a revised letter on September 9, 2015 in which AHCA clarified that the investigation causing the payment suspension concerns IPC of Florida’s alleged “up-coding” and “billing for the highest level of inpatient hospital care, which may not be medically necessary.” Since receipt of this revised notice, which still failed to contain the required specificity, IPC has continued to engage with AHCA to obtain information that would enable IPC to rebut the basis for the payment suspension. These efforts have included submitting a second PRL request on September 18, 2015 and submitting a letter to AHCA providing information to support a determination by AHCA that it has “good cause” to discontinue the payment suspension, consistent with the applicable federal regulation. On October 23, 2015, IPC received an order dismissing IPC’s petition for formal administrative review on the grounds that there is no final agency action and because the suspension is a contract action not appropriate for an administrative hearing. IPC is continuing its discussions with AHCA officials in an effort to resolve this matter.
It is not possible to predict when any of the above matters may be resolved, the time or resources that the Company will need to devote to the matters, or what impact, if any, the outcome of any of the matters might have on the Company's business, consolidated financial position, results of operations, or cash flows.
19. Related Party Transactions
The Company leases office space from several partnerships that are partially or entirely owned by certain employees of the Company. The leases were assumed by the Company as part of a merger or purchase transaction. Total related party lease costs were approximately $3.6 million in 2013, $3.5 million in 2014 and $3.7 million in 2015. In addition, the Company provides scribes services to companies which are majority owned by a relative of two members of management. The total receipts from these two companies were $1.3 million and $7.3 million in 2014 and 2015, respectively.

20. Quarterly Financial Information (unaudited)
Selected unaudited quarterly financial information for the years ended December 31, 2014 and 2015 is as follows (in thousands, except per share amounts):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2014
Net revenues before provision for uncollectibles	$1,104,173	$1,166,615	$1,223,104	$1,306,991
Net revenues	641,650	675,070	712,241	790,682
Cost of services rendered (exclusive of depreciation and amortization)
Professional service expenses	501,280	510,070	546,346	622,141
Professional liability cost	20,295	23,623	29,564	24,127
Net earnings attributable to Team Health Holdings, Inc.	23,845	30,203	27,586	16,104
Basic net earnings per share of Team Health Holdings, Inc.	0.34	0.43	0.39	0.23
Diluted net earnings per share of Team Health Holdings, Inc.	0.33	0.42	0.38	0.22
2015
Net revenues before provision for uncollectibles	$1,398,289	$1,466,984	$1,525,409	$1,608,776
Net revenues	840,484	877,955	899,181	979,627
Cost of services rendered (exclusive of depreciation and amortization)
Professional service expenses	663,465	687,540	707,871	777,598
Professional liability cost	26,618	27,279	27,474	26,134
Net earnings (loss) attributable to Team Health Holdings, Inc.	28,054	28,935	35,442	(9,720)
Basic net earnings (loss) per share of Team Health Holdings, Inc.	0.39	0.40	0.49	(0.13)
Diluted net earnings (loss) per share of Team Health Holdings, Inc.	0.38	0.39	0.48	(0.13)

21. Segment Reporting
During the fourth quarter of 2015, the Company completed certain changes to its management reporting structure to better align its businesses with the Company objectives and operating strategies. These changes resulted in changes among the Company's previously reported operating and reportable segments. The 2014 and 2013 segment results have been reclassified to conform to the current year reporting of these businesses. The Company determined, in accordance with segment reporting guidance, that it provides services through eight operating segments which are aggregated into four reportable segments: Hospital Based Services, IPC Healthcare, Specialty Services, and Other Services. The Hospital Based Services segment, which is an aggregation of emergency medicine, anesthesia, and the Company's legacy acute care services, provides comprehensive healthcare service programs to users of healthcare services on a fee for service as well as a cost plus or contract basis. The IPC Healthcare segment consists of IPC and provides comprehensive acute hospital medicine and post-acute provider service programs to users of healthcare services and was acquired as part of the acquisition of IPC in 2015. The Specialty Services segment, which is an aggregation of military and government healthcare staffing, clinical services, and nurse call center operations, provides comprehensive healthcare service programs to users of healthcare services in an outpatient setting or in a non-hospital based environment. The Other Services segment is an aggregation of locums staffing, scribes, and billing, collection and consulting services that provides a range of other comprehensive healthcare services. The operating segments included in the Specialty Services or Other Services reportable segments, while similar in the types of services provided by those operating segments included in the Healthcare Staffing segment, do not meet the aggregation criteria prescribed by the segment reporting guidance nor do they meet the quantitative thresholds that would require a separate presentation.
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
The following table presents financial information for each reportable segment. Depreciation, amortization, management fee and other expenses separately identified in the consolidated statements of operations are included as a reduction to the respective segments’ operating earnings for each year below (in thousands):

	Year ended December 31,
	2013	2014	2015
Net Revenues:
Hospital Based Services	$2,112,349	$2,551,740	$3,230,124
IPC	—	—	81,059
Specialty Services	208,492	194,276	186,673
Other Services	62,653	73,545	99,300
General Corporate	101	82	91
	$2,383,595	$2,819,643	$3,597,247
Operating Earnings:
Hospital Based Services	$205,105	$259,236	$294,088
IPC	—	—	(17,203)
Specialty Services	16,282	5,136	20,107
Other Services	11,808	16,126	20,551
General Corporate	(74,406)	(102,127)	(136,996)
	$158,789	$178,371	$180,547
Reconciliation of Operating Earnings to Net Earnings:
Operating earnings	$158,789	$178,371	$180,547
Interest expense, net	14,910	15,050	30,986
Provision for income taxes	56,313	65,232	66,786
Net earnings	$87,566	$98,089	$82,775

Capital Expenditures:
Hospital Based Services	$2,190	$3,229	$5,383
IPC	—	—	325
Specialty Services	1,847	1,056	4,088
Other Services	4,162	8,136	8,094
General Corporate	13,179	12,155	22,800
	$21,378	$24,576	$40,690

Total Goodwill:
Hospital Based Services	$369,645	$650,954	$772,678
IPC	—	—	1,579,649
Specialty Services	41,318	33,197	34,676
Other Services	17,348	40,828	40,799
	$428,311	$724,979	$2,427,802

Total Assets:
Hospital Based Services	$934,184	$1,601,832	$1,772,997
IPC	—	—	1,864,584
Specialty Services	138,283	104,114	114,500
Other Services	32,576	67,127	74,699
General Corporate	250,510	194,729	234,062
	$1,355,553	$1,967,802	$4,060,842

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

	Year Ended December 31,
	2013	2014	2015
Net earnings attributable to Team Health Holdings, Inc. (numerator for basic and diluted earnings per share)	$87,409	$97,738	$82,711
Denominator:
Weighted average shares outstanding	68,988	70,400	72,086
Effect of dilutive securities
Stock options	1,494	1,500	1,174
Restricted awards	141	262	544
Stock purchase plans	1	2	3
Shares used for diluted earnings per share	70,624	72,164	73,807
Basic net earnings per share of Team Health Holdings, Inc.	$1.27	$1.39	$1.15
Diluted net earnings per share of Team Health Holdings, Inc.	$1.24	$1.35	$1.12
Securities excluded from diluted earnings per share of Team Health Holdings, Inc. because they were antidilutive:
Stock options	349	304	332

Item 15(a)
Team Health Holdings, Inc.
Schedule II—Valuation and Qualifying Accounts
For the Years Ended December 31,
(In thousands)

	Balance at Beginning of Period	Costs and Expenses	Other	Deductions	Balance at End of Period
2013	$337,049	$1,930,253	$—	$1,889,658	$377,644
2014	377,644	1,981,240	—	1,949,033	409,851
2015	409,851	2,402,211	—	2,311,417	500,645

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEAM HEALTH HOLDINGS, INC.

By:	/S/ MICHAEL D. SNOW
Michael D. Snow President and Chief Executive Officer (Principal Executive Officer)
Date: February 22, 2016
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Michael Snow, David P. Jones and Steve Clifton, and each of them, as his or her true and lawful attorneys-in-fact and agents, with power to act with or without the others and with full power of substitution and resubstitution, to do any and all acts and things and to execute any and all instruments which said attorneys and agents and each of them may deem necessary or desirable to enable the registrant to comply with the U.S. Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the U.S. Securities and Exchange Commission thereunder in connection with the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the Annual Report), including specifically, but without limiting the generality of the foregoing, power and authority to sign the name of the registrant and the name of the undersigned, individually and in his or her capacity as a director or officer of the registrant, to the Annual Report as filed with the U.S. Securities and Exchange Commission, to any and all amendments thereto, and to any and all instruments or documents filed as part thereof or in connection therewith; and each of the undersigned hereby ratifies and confirms all that said attorneys and agents and each of them shall do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 22, 2016, by the following persons on behalf of the registrant and in the capacities indicated.

TEAM HEALTH HOLDINGS, INC.

By:	/s/ MICHAEL D. SNOW
Michael D. Snow President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ DAVID P. JONES
David P. Jones Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

By:	/s/ H. LYNN MASSINGALE, M. D.
H. Lynn Massingale, M.D. Executive Chairman and Director

By:	/s/ JAMES L. BIERMAN
James L. Bierman Director

By:	/s/ GLENN A. DAVENPORT
Glenn A. Davenport Director

By:	/s/ MARY R. GREALY
Mary R. Grealy Director

By:	/s/ VICKY B. GREGG
Vicky B. Gregg Director

By:	/s/ JOSEPH L. HERRING
Joseph L. Herring Director

By:	/s/ NEIL M. KURTZ, M.D.
Neil M. Kurtz, M.D. Director

By:	/s/ KENNETH H. PAULUS
Kenneth H. Paulus Director

By:	/s/ PATRICK E. FRY
Patrick E. Fry Director

EXHIBIT INDEX

No.	Description

2.1
Agreement and Plan of Merger, dated as of August 4, 2015, by and among Team Health Holdings, Inc., Intrepid Merger Sub, Inc. and IPC Healthcare, Inc. (incorporated by reference to Exhibit 2.1 of the current report on Form 8-K (File No. 001-34583) filed by the Company on August 4, 2015)

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

4.1
Team Health Holdings, Inc. 2010 Employee Stock Purchase Plan (incorporated by reference to Annex A of the Proxy Statement on Schedule 14A of Team Health Holdings, Inc., filed on April 15, 2010 (File No. 001-34583)).

4.2
Indenture, dated as of November 23, 2015, among TeamHealth, Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K (File No. 001-34583) filed by the Company on November 23, 2015)

10.1
Second Amendment and Restatement Agreement, dated as of November 23, 2015, among Team Health Holdings, Inc., TeamHealth, Inc., JPMorgan Chase Bank, N.A., each Lender from time to time party thereto and the other agents party thereto (the Second Amended and Restated Credit Agreement is included as Exhibit A hereto) (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K (File No. 001-34583) filed by the Company on November 23, 2015)

10.2
TeamHealth, Inc. Non-Qualified Supplemental Executive Retirement Plan dated as of January 1, 2004 (incorporated by reference to Exhibit 10.9 of the Registration Statement on Form S-4 (File No. 333-132495) filed by Team Finance LLC on March 16, 2006)*

10.3
Participation Agreement, dated as of November 27, 2006 between TeamHealth, Inc. and Core Trust Purchasing Group (incorporated by reference to Exhibit 10.21 of the Registration Statement on Form S-1 (File No. 333-162347) filed by the Company on November 17, 2009)

10.4	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.11 of the Registration Statement on Form S-1 (File No. 333-162347) filed by the Company on December 3, 2009)*

10.5
Team Health Holdings, Inc. 2010 Nonqualified Stock Purchase Plan (incorporated by reference to Annex B of the Proxy Statement on Schedule 14A of Team Health Holdings, Inc., filed on April 15, 2010 (File No. 001-34583)).*

10.6
Amended and Restated Team Health Holdings, Inc. 2009 Stock Incentive Plan (incorporated by reference to the Definitive Proxy Statement on Schedule 14A (File No. 001-34583) filed by the Company on April 9, 2013)*

10.7
Amended and Restated Team Health Holdings, Inc. Annual Management Incentive Program (incorporated by reference to the Definitive Proxy Statement on Schedule 14A (File No. 001-34583) filed by the Company on April 9, 2013)*

10.8
Amended and Restated Team Health Holdings, Inc. 1997 Equity Participation Plan (incorporated by reference to Exhibit 4.3 of the Registration Statement on Form S-8 (File No. 333-208172) filed by the Company on November 23, 2015)*

10.9
Amended and Restated 2002 Equity Participation Plan of Team Health Holdings, Inc. (incorporated by reference to Exhibit 4.4 of the Registration Statement on Form S-8 (File No. 333-208172) filed by the Company on November 23, 2015)*

10.10
Amended and Restated Team Health Holdings, Inc. 2007 Equity Participation Plan (incorporated by reference to Exhibit 4.5 of the Registration Statement on Form S-8 (File No. 333-208172) filed by the Company on November 23, 2015)*

10.11
Amended and Restated Team Health Holdings, Inc. 2012 Equity Participation Plan (incorporated by reference to Exhibit 4.6 of the Registration Statement on Form S-8 (File No. 333-208172) filed by the Company on November 23, 2015)*

10.12
Amended and Restated Employment Agreement, dated November 25, 2009, between TeamHealth, Inc. and H. Lynn Massingale, M.D., (incorporated by reference to Exhibit 10.1 of Team Finance LLC’s Current Report on Form 8-K (File No. 333-132495) dated November 25, 2009)*

10.12.1
Amendment, dated August 1, 2011, to Amended and Restated Employment Agreement, between TeamHealth, Inc. and H. Lynn Massingale, M.D., (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q (File No. 001-34583), filed on August 2, 2011)*

10.12.2
Third Amendment to Amended and Restated Employment Agreement, between TeamHealth, Inc. and H. Lynn Massingale, M.D., (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-34583), filed on May 22, 2014*

10.12.3
Fourth Form of Amendment to Amended and Restated Employment Agreement, between TeamHealth, Inc. and H. Lynn Massingale, M.D., (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-34583), filed on December 22, 2014*

10.13
Transition Services Agreement, dated January 7, 2014, between Team Health, Inc. and Gregory S. Roth (incorporated by reference to Exhibit 10.1 of Team Health Holdings, Inc.’s Current Report on Form 8-K (File No. 001-34583) dated January 9, 2014)*

10.14
Amended and Restated Employment Agreement, dated August 1, 2011, between TeamHealth, Inc. and David P. Jones (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-34583) filed on August 2, 2011)*

10.15
Amended and Restated Employment Agreement, dated August 5, 2014, between TeamHealth, Inc. and Miles Snowden, MD (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-34583) filed on May 5, 2015)*

10.16	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.19 of the Company's Annual Report on Form 10-K (File No. 001-34583), filed on February 7, 2012)*

10.17
Employment Agreement, dated April 18, 2013, between TeamHealth, Inc. and Michael D. Snow (incorporated by reference to Exhibit 10.1 of Team Health Holdings, Inc.'s Current Report on Form 8-K (File No. 001-34583) dated April 18, 2013)*

21.1	List of Subsidiaries (filed herewith)

23.1	Consent of Ernst & Young LLP (filed herewith)

24.1	Power of Attorney (included in the signature page hereto)

31.1	Certification by Michael D. Snow for Team Health Holdings, Inc. dated February 22, 2016, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification by David P. Jones for Team Health Holdings, Inc. dated February 22, 2016 as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification by Michael D. Snow for Team Health Holdings, Inc. dated February 22, 2016, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification by David P. Jones for Team Health Holdings, Inc. dated February 22, 2016, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101
The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in Extensive Business Reporting Language (XBRL): (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Comprehensive Earnings, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Shareholders’ Equity, (v) Notes to Consolidated Financial Statements, and (vii) Schedule II - Valuation and Qualifying Accounts.

*	Management contracts or compensatory plans or arrangements