Form 10-Q
period 2016-03-31
TEAM HEALTH HOLDINGS INC.
filed 2016-05-09
CIK 1082754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 5, 2016, there were outstanding 73,950,080 shares of common stock of Team Health Holdings, Inc., with a par value of $0.01.

FORWARD LOOKING STATEMENTS
Statements made in this Form 10-Q that are not historical facts and that reflect the current view of Team Health Holdings, Inc. (the Company) about future events and financial performance are hereby identified as “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Some of these statements can be identified by terms and phrases such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “could,” “should,” “may,” “plan,” “project,” “predict” and similar expressions. The Company cautions readers of this Form 10-Q that such “forward looking statements,” including without limitation, those relating to the Company’s future business prospects, revenue, working capital, professional liability expense, liquidity, capital needs, interest costs and income, wherever they occur in this Form 10-Q or in other statements attributable to the Company, are necessarily estimates reflecting the judgment of the Company’s senior management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the “forward looking statements.” Factors that could cause our actual results to differ materially from those expressed or implied in such forward-looking statements include, but are not limited to:

•	the current U.S. and global economic conditions;

•	the current U.S. and state healthcare reform legislative initiatives;

•	the effect and interpretation of current or future government regulation of the healthcare industry, and our ability to comply with these regulations;

•	our exposure to billing investigations and audits by private payors and federal and state authorities, as well as auditing contractors for governmental programs;

•	our exposure to professional liability lawsuits;

•	the adequacy of our insurance reserves;

•	our reliance on reimbursements by third-party payors, as well as payments by individuals;

•	the impact of recent or potential federal and state legislation that restricts our ability to balance bill patients, or prescribes how potential out of network charges are calculated and reimbursed;

•	change in rates or methods of government payments for our services;

•	our exposure to financial risk under the BPCI program and other value based payment programs;

•	the general level of emergency department patient volumes at our clients’ facilities;

•	our exposure to the financial risks associated with fee for service contracts;

•	our ability to timely or accurately bill for services;

•	our ability to timely enroll healthcare professionals in the Medicare program;

•	a reclassification of independent contractor physicians by tax authorities;

•	the concentration of a significant number of our programs in certain states, particularly Florida, Ohio, and Tennessee;

•	any loss of or failure to renew contracts within the Military Health System Program, which are subject to a competitive bidding process;

•	our exposure to litigation;

•	fluctuations in our quarterly operating results, which could affect our ability to raise new capital for our business;

•	effect on our revenues if we experience a net loss of contracts;

•	our ability to accurately assess the costs we will incur under new contracts;

•	our ability to find suitable acquisition candidates or successfully integrate completed acquisitions, including our acquisition of IPC Healthcare, Inc. (IPC);

•	our ability to realize the expected benefits of the acquisition of IPC Healthcare, Inc.;

•	the risk that the IPC Healthcare, Inc. acquisition disrupts current plans and operations and disrupts our relationship with payors, physicians and other healthcare professionals.

•	our ability to implement our business strategy and manage our growth effectively;

•	our ability to realize the value of intangible assets, including goodwill, recognized in connection with our acquisitions;

•	our future capital needs and ability to raise capital when needed;

•	our ability to successfully recruit and retain qualified healthcare professionals;

•	enforceability of our non-competition and non-solicitation contractual arrangements with some affiliated physicians and professional corporations;

•	the high level of competition in our industry;

•	our dependence on numerous complex information systems and our ability to maintain these systems or implement new systems or any disruptions in our information systems;

•	our ability to protect our proprietary technology and services;

•	our loss of key personnel and/or ability to attract and retain highly qualified personnel;

•	our ability to comply with privacy regulations regarding the use and disclosure of patient information;

•	our ability to comply with federal or state anti-kickback laws;

•	our ability to comply with federal and state physician self-referral laws and regulations or issuance of additional legislative restrictions;

•	changes in existing laws or regulations, adverse judicial or administrative interpretations of these laws and regulations or enactment of new legislation;

•	changes in accounting standards, rules and interpretations or inaccurate estimates or assumptions in the application of accounting policies and the impact on our financial statements;

•	our exposure to a loss of contracts with our physicians or termination of relationships with our affiliated professional corporations in order to comply with antitrust laws;

•	our substantial indebtedness and ability to incur substantially more debt;

•	our ability to generate sufficient cash to service our debt; and

•	restrictive covenants in our debt agreements, which may restrict our ability to pursue our business strategies and our ability to comply with them.
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

TEAM HEALTH HOLDINGS, INC.
QUARTERLY REPORT FOR THE THREE MONTHS
ENDED MARCH 31, 2016

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
TEAM HEALTH HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2015	March 31, 2016
	(Unaudited) (In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$28,563	$23,463
Short-term investments	1,985	1,886
Accounts receivable, less allowance for uncollectibles of $500,645 and $589,446 in 2015 and 2016, respectively	730,459	755,714
Prepaid expenses and other current assets	73,807	66,372
Receivables under insured programs	36,004	42,346
Income tax receivable	28,791	29,792
Total current assets	899,609	919,573
Insurance subsidiaries' and other investments	111,940	113,906
Property and equipment, net	87,907	87,458
Other intangibles, net	335,637	328,525
Goodwill	2,427,802	2,425,227
Deferred income taxes	50,250	37,804
Receivables under insured programs	90,747	91,427
Other	56,950	60,042
	$4,060,842	$4,063,962
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$66,358	$66,345
Accrued compensation and physician payable	337,455	316,891
Other accrued liabilities	257,651	296,711
Current maturities of long-term debt	68,900	50,650
Total current liabilities	730,364	730,597
Long-term debt, less current maturities	2,337,363	2,324,646
Other non-current liabilities	346,427	344,486
Shareholders’ equity:
Common stock, ($0.01 par value; 100,000 shares authorized, 73,092 and 73,796 shares issued and outstanding at December 31, 2015 and March 31, 2016, respectively)	731	738
Additional paid-in capital	836,458	852,727
Accumulated deficit	(196,144)	(195,476)
Accumulated other comprehensive earnings	1,503	1,786
Team Health Holdings, Inc. shareholders’ equity	642,548	659,775
Noncontrolling interests	4,140	4,458
Total shareholders' equity including noncontrolling interests	646,688	664,233
	$4,060,842	$4,063,962
See accompanying notes to consolidated financial statements.

TEAM HEALTH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Three Months Ended March 31,
	2015	2016
	(Unaudited) (In thousands, except per share data)
Net revenue before provision for uncollectibles	$1,398,289	$1,839,532
Provision for uncollectibles	557,805	703,891
Net revenue	840,484	1,135,641
Cost of services rendered (exclusive of depreciation and amortization shown separately below)
Professional service expenses	663,465	902,583
Professional liability costs	26,618	46,984
General and administrative expenses (includes contingent purchase and other acquisition compensation expense of $7,904 and $9,089 in 2015 and 2016, respectively)	73,562	104,054
Other (income) expenses, net	(3,280)	(732)
Depreciation	5,573	8,037
Amortization	20,277	23,511
Interest expense, net	3,989	31,292
Transaction, integration, and reorganization costs	1,086	21,395
Earnings (loss) before income taxes	49,194	(1,483)
Provision for (benefit from) income taxes	21,155	(2,214)
Net earnings	28,039	731
Net (loss) earnings attributable to noncontrolling interests	(15)	63
Net earnings attributable to Team Health Holdings, Inc.	$28,054	$668

Net earnings per share of Team Health Holdings, Inc.
Basic	$0.39	$0.01
Diluted	$0.38	$0.01
Weighted average shares outstanding
Basic	71,372	73,342
Diluted	72,885	74,897

Other comprehensive (loss) earnings, net of tax:
Net change in fair value of investments, net of tax of $3 and $154 for 2015 and 2016, respectively	(27)	283
Comprehensive earnings	28,012	1,014
Comprehensive (loss) earnings attributable to noncontrolling interests	(15)	63
Comprehensive earnings attributable to Team Health Holdings, Inc.	$28,027	$951
See accompanying notes to consolidated financial statements.

TEAM HEALTH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2015	2016
	(Unaudited) (In thousands)
Operating Activities
Net earnings	$28,039	$731
Adjustments to reconcile net earnings:
Depreciation	5,573	8,037
Amortization	20,277	23,511
Amortization of deferred financing costs	363	2,184
Equity based compensation expense	3,543	7,769
Provision for uncollectibles	557,805	703,891
Deferred income taxes	(4,438)	8,928
(Gain) loss on sale of investments and other assets	(400)	34
Equity in joint venture income	(776)	(738)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(605,809)	(734,901)
Prepaids and other assets	4,692	4,279
Income tax accounts	15,061	(4,947)
Accounts payable	6,246	171
Accrued compensation and physician payable	(39,920)	(17,994)
Contingent purchase liabilities	4,003	7,434
Other accrued liabilities	1,416	7,956
Professional liability reserves	6,862	12,800
Net cash provided by operating activities	2,537	29,145
Investing Activities
Purchases of property and equipment	(9,832)	(7,243)
Net proceeds from disposition of assets held for sale and property and equipment	19	50
Cash paid for acquisitions, net of cash acquired	(33,296)	(330)
Payments for the purchase of investments	—	(453)
Proceeds from the sale of investments	6,191	427
Purchases of investments at insurance subsidiaries	(19,081)	(29,897)
Proceeds from investments at insurance subsidiaries	18,267	28,492
Net cash used in investing activities	(37,732)	(8,954)
Financing Activities
Payments on long-term debt	(3,750)	(10,788)
Payments on revolving credit facility	(286,000)	(270,200)
Proceeds from revolving credit facility	304,500	248,200
Payments related to contingent purchase obligations	—	(5,192)
Contributions from noncontrolling interests	1,020	255
Proceeds from exercise of stock options	9,574	12,027
Tax benefit from exercise of stock options	7,126	713
Payments related to settlement of equity based awards	—	(306)
Net cash provided by (used in) financing activities	32,470	(25,291)
Net decrease in cash and cash equivalents	(2,725)	(5,100)
Cash and cash equivalents, beginning of period	20,094	28,563
Cash and cash equivalents, end of period	$17,369	$23,463
Supplemental cash flow information:
Interest paid	$4,322	$20,660
Taxes paid, net of refunds	$704	$(6,452)
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
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items) necessary for a fair presentation of results for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. The consolidated balance sheet of the Company at December 31, 2015 has been derived from the audited financial statements at that date, but does not include all of the information and disclosures required by U.S. GAAP for complete financial statements. These financial statements and the notes thereto should be read in conjunction with the December 31, 2015 audited consolidated financial statements and the notes thereto included in our annual report on Form 10-K for fiscal year 2015 filed with the Securities and Exchange Commission (the SEC).
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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which establishes a comprehensive revenue recognition standard for virtually all industries under U.S. GAAP. The standard is effective for public entities for annual reporting periods beginning after December 15, 2017, including interim periods therein, with early adoption permitted for annual reporting periods beginning after December 15, 2016, including interim periods therein. The Company has not yet determined the effects, if any, that adoption of this new accounting standard may have on the Company's consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which will change how companies account for and present lease arrangements. The guidance requires companies to recognize leased assets and liabilities for both capital and operating leases. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods, and early adoption is permitted. Companies are required to adopt the guidance on a modified retrospective method. The Company has not yet determined the effects, if any, that adoption of this new accounting standard may have on the Company's consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting,” which requires companies to recognize the income tax effects of awards in the income statement when the awards vest or are settled (i.e., additional paid-in-capital pools will be eliminated). In addition, the new guidance changes the limit that companies are allowed to withhold for employees without triggering liability classification and allows companies to make a policy election to either recognize forfeitures as they occur or estimate them. The new guidance is  effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods, and early adoption is permitted. The required transition methods for each aspect of the new guidance varies between prospective, retrospective and modified retrospective. The Company has not yet determined which method of adoption it will select or the effects, if any, that adoption of this new accounting standard may have on the Company's consolidated financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that could materially impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued, but are not yet effective, that might have a material impact on the consolidated financial statements of the Company unless otherwise noted in prior updates or above.
Note 3. Acquisitions and Contingent Purchase Obligations
Acquisitions
During the three months ended March 31, 2016, the Company completed the acquisition of an emergency medicine business with operations in Rhode Island and Connecticut for a total of $0.3 million, which expanded the Company's emergency medicine presence in those respective markets. The results of operations of the acquired businesses have been included in the Company's consolidated financial statements beginning on the acquisition date. The purchase price for this acquisition was all allocated to goodwill, all of which is deductible.
IPC Healthcare, Inc. (IPC) Acquisition
On November 23, 2015, the Company completed the acquisition of IPC in a cash transaction. At closing, the Company paid approximately 1.60 billion in cash to the former owners of IPC in exchange for all of the outstanding equity interests of IPC.
The accounting for the acquisition of IPC is expected to be completed during the second quarter of 2016. The Company continues to obtain information relative to the fair values of assets acquired and liabilities assumed. Acquired assets and assumed liabilities include, but are not limited to, accounts receivable, other intangible assets, current and noncurrent taxes payable, deferred taxes, contingent purchase liabilities, and other accrued liabilities. The valuations are based on appraisal reports or other appropriate valuation techniques to determine the fair value of the assets acquired or liabilities assumed.
During 2016, factors became known that resulted in changes to the purchase price allocation of assets and liabilities, existing at the date of the IPC transaction. These changes resulted in an increase to assets of $11.2 million, accrued liabilities of $5.1 million, and deferred tax liabilities of $3.3 million, resulting in a net decrease to goodwill of $2.7 million. The estimated fair values of assets acquired and liabilities assumed, specifically accounts receivable, current and noncurrent taxes payable, deferred taxes, contingent purchase liability and other intangible assets, may be subject to change as additional information is received.
Subsequent Acquisitions
In April 2016, the Company completed the acquisition of the operations of an emergency medicine business located in Ohio. This acquisition will add approximately 74,000 patient visits annually to the Company's existing emergency medicine operations. The Company is still in the process of completing the purchase price allocation for this acquisition.
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
As of March 31, 2016, the Company estimates it may have to pay $86.5 million in future contingent payments for acquisitions made prior to March 31, 2016, based upon the current projected performance of the acquired operations of which $62.1 million is recorded as a liability in other liabilities and other non-current liabilities on the Company’s consolidated balance sheet. The remaining estimated liability of $24.4 million will be recorded as contingent purchase compensation expense over the remaining performance periods. The current estimate of future contingent payments could increase or decrease depending upon the actual performance of the acquisition over the respective performance periods. These payments will be made should the acquired operations achieve the financial targets or certain contract terms as agreed to in the respective acquisition agreements, including the requirements for continuing employment. When measured on a recurring basis, this liability is considered Level 3 in the fair value hierarchy due to the use of unobservable inputs to measure fair value.
The contingent purchase and other acquisition compensation expense recognized for the three months ended March 31, 2015 and 2016 was $7.9 million and $9.1 million, respectively.

The changes to the Company’s accumulated contingent purchase liability for the three months ended March 31, 2016 are as follows (in thousands):

Contingent purchase liability at December 31, 2015	$57,080
Payments	(6,847)
Contingent purchase and other acquisition compensation expense recognized	9,089
Adjustments to contingent purchase liability recognized at acquisition date	2,781
Contingent purchase liability at March 31, 2016	$62,103
Estimated unrecognized contingent purchase compensation expense as of March 31, 2016 is as follows (in thousands):

For the remainder of the year ended December 31, 2016	$21,470
For the year ended December 31, 2017	2,831
For the year ended December 31, 2018	52
For the year ended December 31, 2019	14
$24,367
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

The following table provides information on those assets and liabilities the Company currently measures at fair value on a recurring basis as of December 31, 2015 and March 31, 2016 (in thousands):

	Carrying Amount in Consolidated Balance Sheet December 31, 2015	Fair Value December 31, 2015	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3
Investments of insurance subsidiaries:
Money market funds	$18,238	$18,238	$18,238	$—	$—
Municipal bonds	87,121	87,121	—	87,121	—
Mutual funds	64	64	—	64	—
Private investments	2,818	2,818	—	—	2,818
Corporate bonds	3,699	3,699	—	3,699	—
Total investments of insurance subsidiaries	$111,940	$111,940	$18,238	$90,884	$2,818
Supplemental employee retirement plan investments:
Mutual funds	$45,868	$45,868	$—	$45,868	$—

	Carrying Amount in Consolidated Balance Sheet March 31, 2016	Fair Value March 31, 2016	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3
Investments of insurance subsidiaries:
Money market funds	$18,518	$18,518	$18,518	$—	$—
Municipal bonds	82,892	82,892	—	82,892	—
Mutual funds	60	60	—	60	—
Private investments	2,576	2,576	—	—	2,576
Corporate bonds	9,860	9,860	—	9,860	—
Total investments of insurance subsidiaries	$113,906	$113,906	$18,518	$92,812	$2,576
Supplemental employee retirement plan investments:
Mutual funds	$48,438	$48,438	$—	$48,438	$—
The Company’s insurance subsidiaries investments are valued using market prices on active markets (Level 1) and less active markets (Level 2), in addition to using alternative information when market data is not available (Level 3). Level 1 investment valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 investment valuations are obtained from readily available pricing sources for comparable investments or identical investments in less active markets. The fair values of the Company’s supplemental employee retirement investments are based on quoted prices. Level 3 investment valuations require significant management judgment and are based on transaction price, company performance, and market conditions. For the three months ended March 31, 2016 there were no transfers between Levels 1, 2 or 3. See Note 5 for more information regarding the Company’s investments.
The Company classified its municipal bonds, mutual funds, and corporate bonds within Level 2 because these securities were valued based on quoted prices in markets that are less active, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency.

The Company classified its private investments within Level 3 because active market pricing is not readily available and, as such, the Company uses net asset values as an estimate of fair value as a practical expedient. The valuation of non-public private equity investments requires significant management judgment due to the absence of observable quoted market prices, inherent lack of liquidity, and the long-term nature of such assets. These investments are valued initially based upon transaction price. In determining valuation adjustments resulting from the investment review process, emphasis is placed on current company performance and market conditions.
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
The fair value of the Company's debt is estimated using quoted market prices when available. When quoted market prices are not available, fair value is estimated based on current market interest rates for debt with similar maturities (Level 2). At March 31, 2016, the estimated fair value of the Company’s outstanding debt was $2.47 billion compared to a carrying value of $2.43 billion.
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
At December 31, 2015 and March 31, 2016, amortized cost basis and aggregate fair value of the Company’s available-for-sale securities by investment type were as follows (in thousands):

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2015
Money market funds	$18,238	$—	$—	$18,238
Municipal bonds	84,983	2,411	(273)	87,121
Mutual funds	64	—	—	64
Private investments	2,712	106	—	2,818
Corporate bonds	3,718	6	(25)	3,699
	$109,715	$2,523	$(298)	$111,940
March 31, 2016
Money market funds	$18,518	$—	$—	$18,518
Municipal bonds	80,438	2,765	(311)	82,892
Mutual funds	60	—	—	60
Private Investments	2,409	167	—	2,576
Corporate bonds	9,820	85	(45)	9,860
	$111,245	$3,017	$(356)	$113,906
At December 31, 2015 and March 31, 2016, the amortized cost basis and aggregate fair value of the Company’s available-for-sale securities by contractual maturities were as follows (in thousands):

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2015
Due in less than one year	$24,099	$35	$(54)	$24,080
Due after one year through five years	57,537	1,647	(79)	59,105
Due after five years through ten years	23,389	674	(56)	24,007
Due after ten years	1,914	61	(109)	1,866
Total	$106,939	$2,417	$(298)	$109,058
March 31, 2016
Due in less than one year	$27,624	$86	$(129)	$27,581
Due after one year through five years	58,492	1,904	(77)	60,319
Due after five years through ten years	21,660	860	(43)	22,477
Due after ten years	1,000	—	(107)	893
Total	$108,776	$2,850	$(356)	$111,270

A summary of the Company’s temporarily impaired available-for-sale investment securities as of December 31, 2015 and March 31, 2016 follows (in thousands):

	Impaired Less Than 12 Months		Impaired Over 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2015
Municipal bonds	13,189	(103)	2,575	(170)	15,764	(273)
Corporate bonds	3,120	(25)	—	—	3,120	(25)
Total investment	$16,309	$(128)	$2,575	$(170)	$18,884	$(298)
March 31, 2016
Municipal bonds	$9,563	$(133)	$3,698	$(178)	$13,261	$(311)
Corporate bonds	2,435	(45)	—	—	2,435	(45)
Total investment	$11,998	$(178)	$3,698	$(178)	$15,696	$(356)

The unrealized losses resulted from changes in market interest rates, not from changes in the probability of contractual cash flows. Because the Company has the ability and intent to hold the investments until a recovery of carrying value and full collection of the amounts due according to the contractual terms of the investments is expected, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2016.
During the three months ended March 31, 2016, the Company recorded a gain of approximately $0.4 million on the sale of specifically identified investments.
As of December 31, 2015 and March 31, 2016, the investments related to the participant directed supplemental employee retirement plan totaled $45.9 million and $48.4 million, respectively, and are included in other assets in the accompanying consolidated balance sheets. The net trading gains on those investments for the three months ended on March 31, 2015 and March 31, 2016 that were still held by the Company as of March 31, 2015 and March 31, 2016 are as follows (in thousands):

	2015	2016
Net gains (losses) recognized during the three months ended March 31, 2015 and 2016, respectively on trading securities	$(1,365)	$(1,336)
Less: Net gains (losses) recognized during the period on trading securities sold during the three months ended March 31, 2015 and 2016, respectively	(25)	(204)
Unrealized gains (losses) recognized on trading securities still held at March 31, 2015 and 2016, respectively	$(1,340)	$(1,132)

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

Net revenue consisted of the following (in thousands):

	Three Months Ended March 31,
	2015		2016
Medicare	$168,758	20.1%	$348,771	30.7%
Medicaid	152,535	18.1	196,892	17.3
Commercial and managed care	411,958	49.0	533,135	46.9
Self-pay	444,253	52.9	508,862	44.8
Other	20,280	2.4	23,814	2.1
Unbilled	8,086	1.0	9,278	0.8
Net fee for service revenue before provision for uncollectibles	1,205,870	143.5	1,620,752	142.7
Contract revenue before provision for uncollectibles	183,640	21.9	200,828	17.7
Other	8,779	1.0	17,952	1.6
Net revenue before provision for uncollectibles	1,398,289	166.4	1,839,532	162.0
Provision for uncollectibles	(557,805)	(66.4)	(703,891)	(62.0)
Net revenue	$840,484	100.0%	$1,135,641	100.0%
The Company employs several methodologies for determining its allowance for uncollectibles depending on the nature of the net revenue before provision for uncollectibles recognized. The Company initially determines gross revenue for its fee for service patient visits based upon established fee schedule prices. Such gross revenue is reduced for estimated contractual allowances for those patient visits covered by contractual insurance arrangements to result in estimated net revenue before provision for uncollectibles. Net revenue before provision for uncollectibles is then reduced for management’s estimate of uncollectible amounts. Fee for service net revenue represents estimated cash to be collected from such patient visits and is net of management’s estimate of account balances estimated to be uncollectible. The provision for uncollectible fee for service patient visits is based on historical experience resulting from approximately twenty million fee for service patient visits and procedures over the last twelve months. The significant volume of patient visits and the terms of thousands of commercial and managed care contracts and the various reimbursement policies relating to governmental healthcare programs do not make it feasible to evaluate fee for service accounts receivable on a specific account basis. Fee for service accounts receivable collection estimates are reviewed on a quarterly basis for each fee for service contract by period of accounts receivable origination. Such reviews include the use of historical cash collection percentages by contract adjusted for the lapse of time since the date of the patient visit. In addition, when actual collection percentages differ from expected results, on a contract by contract basis, supplemental detailed reviews of the outstanding accounts receivable balances may be performed by the Company’s billing operations to determine whether there are facts and circumstances existing that may cause a different conclusion as to the estimate of the collectibility of that contract’s accounts receivable from the estimate resulting from using the historical collection experience. Contract-related net revenue is billed based on the terms of the contract at amounts expected to be collected. Such billings are typically submitted on a monthly basis and aged trial balances are prepared. Allowances for estimated uncollectible amounts related to such contract billings are made based upon periodic reviews of specific accounts and invoices once it is concluded that such amounts are not likely to be collected. Approximately 98% of the Company’s allowance for doubtful accounts is related to receivables for fee for service patient visits. The principal exposure for uncollectible fee for service visits is centered in self-pay patients and, to a lesser extent, for co-payments and deductibles from patients with insurance. While the Company does not specifically allocate the allowance for doubtful accounts to individual accounts or specific payor classifications, the portion of the allowance, excluding IPC, associated with fee for service charges as of March 31, 2016 was equal to approximately 93% of outstanding self-pay fee for service patient accounts. The methodologies employed to compute allowances for doubtful accounts were unchanged between 2015 and 2016.

Note 7. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill during the year ended December 31, 2015 and the three months ended March 31, 2016 were as follows (in thousands):

Goodwill	$869,038
Accumulated impairment loss	(144,579)
Additions through acquisitions	1,703,343
Balance, December 31, 2015	$2,427,802
Goodwill	$2,572,381
Accumulated impairment loss	(144,579)
Reductions from prior year acquisition purchase price allocation adjustments	(2,905)
Additions through current year acquisitions	330
Balance, March 31, 2016	$2,425,227

The following is a summary of intangible assets and related amortization as of December 31, 2015 and March 31, 2016 (in thousands):

	Gross Carrying Amount	Accumulated Amortization
As of December 31, 2015:
Contracts	$494,569	$(170,873)
Other	21,716	(9,775)
Total	$516,285	$(180,648)
As of March 31, 2016:
Contracts	$503,551	$(191,427)
Other	28,416	(12,015)
Total	$531,967	$(203,442)
Aggregate amortization expense:
For the three months ended March 31, 2016		$23,511
Estimated amortization expense:
For the remainder of the year ended December 31, 2016		$67,278
For the year ended December 31, 2017		84,143
For the year ended December 31, 2018		68,851
For the year ended December 31, 2019		59,987
For the year ended December 31, 2020		40,231
For the years ended December 31, 2021 and thereafter		8,035
Intangible assets are amortized over their estimated life, which is approximately three to six years. As of March 31, 2016, the weighted average remaining amortization period for intangible assets was 3.6 years.

Note 8. Long-Term Debt
Long-term debt as of March 31, 2016 consisted of the following (in thousands):

Tranche A Term Loan Facility	$570,000
Tranche B Term Loan Facility	1,311,713
7.25% Senior Notes due 2023	545,000
Revolving Credit Facility	—
Total outstanding debt	2,426,713
Debt issuance costs	(51,417)
2,375,296
Less current portion	(50,650)
$2,324,646
The Company's senior secured credit facilities (Credit Facility) consist of a $600.0 million tranche A term loan facility (Tranche A Term Loan Facility), a $1.35 billion tranche B term loan facility (Tranche B Term Loan Facility) and a $650.0 million revolving credit facility (Revolving Credit Facility). The Tranche A Term Loan and Revolving Credit Facility have a maturity date of October 2, 2019. The Tranche B Term Loan Facility has a maturity date of November 23, 2022. The maturity dates under the Credit Facility are subject to extension with lender consent according to the terms of the agreement.
The interest rate on any outstanding Revolving Credit Facility borrowings and Tranche A Term Loan Facility borrowings, and the commitment fee applicable to undrawn revolving commitments, is priced off a grid based upon the Company’s first lien net leverage ratio and is currently LIBOR + 2.25% in the case of revolving credit borrowings under the Revolving Credit Facility and Tranche A Term Loan Facility and 0.35% in the case of unused revolving commitments. The interest rate for the three months ended March 31, 2016 was 2.88% for amounts outstanding under the Tranche A Term Loan Facility. Borrowings under the Tranche B Term Loan Facility bear interest at a rate equal to Libor + 3.75%, subject to a 0.75% Libor floor. The interest rate at March 31, 2016 was 4.50% for amounts outstanding under the Tranche B Term Loan Facility.
The Company had no borrowings outstanding under the Revolving Credit Facility as of March 31, 2016, and the Company had $6.4 million of standby letters of credit outstanding against the Revolving Credit Facility commitment.
The Credit Facility agreement contains both affirmative and negative covenants, including limitations on the Company’s ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire its capital stock, acquire the capital stock or assets of another business and pay dividends, and requires the Company to comply with a maximum total leverage ratio, tested quarterly. At March 31, 2016, the Company was in compliance with all covenants under the senior credit facility agreement. The Credit Facility is secured by substantially all of the Company’s U. S. subsidiaries’ assets.
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

The indenture governing the Notes due 2023 contains restrictive covenants that limit among other things, the ability of us and our restricted subsidiaries to incur or guarantee additional debt or issue disqualified stock or certain preferred stock; pay dividends and make other distributions on, or redeem or repurchase, capital stock; make certain investments; incur certain liens; enter into certain transactions with affiliates; merge or consolidate; enter into agreements that restrict the ability of certain restricted subsidiaries to make dividends or other payments to us or each of our existing and future material domestic wholly-owned restricted subsidiaries, referred to, collectively, as “Guarantors”; designate restricted subsidiaries as unrestricted subsidiaries; and transfer or sell certain assets. These covenants are subject to a number of important limitations and exceptions. The Indenture also contains customary events of default which would permit the holders of the Notes to declare those Notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the Notes or other material indebtedness, the failure to satisfy covenants and specified events of bankruptcy and insolvency.
Aggregate annual maturities of long-term debt as of March 31, 2016 are as follows (in thousands):

2016	$50,650
2017	65,650
2018	73,150
2019	433,150
2020 and thereafter	1,804,113

Note 9. Professional Liability Insurance
The Company’s professional liability loss reserves included in other accrued liabilities and other non-current liabilities in the accompanying consolidated balance sheets consisted of the following (in thousands):

	December 31, 2015	March 31, 2016
Estimated losses under self-insured programs	$245,070	$257,870
Estimated losses under commercial insurance programs	126,751	133,774
	371,821	391,644
Less estimated payable within one year	105,028	109,123
	$266,793	$282,521
The changes to the Company’s estimated losses under self-insured programs as of March 31, 2016 were as follows (in thousands):

Balance, December 31, 2015	$245,070
Reserves related to current period	17,588
Changes related to prior year reserves	14,284
Payments for current period reserves	(24)
Payments for prior period reserves	(19,048)
Balance, March 31, 2016	$257,870
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
The self-insurance components of our risk management program include reserves for future claims incurred but not reported (IBNR). As of December 31, 2015, of the $245.1 million of estimated losses under self-insured programs, approximately $157.4 million represented an estimate of IBNR claims and expenses and additional loss development, with the remaining $87.7 million representing specific case reserves. Of the specific case reserves as of December 31, 2015, $3.0 million represented case reserves that had settled but not yet funded, and $84.7 million reflected unsettled case reserves.
As of March 31, 2016, of the $257.9 million of estimated losses under self-insurance programs, approximately $151.2 million represented an estimate of IBNR claims and expenses and additional loss development, with the remaining $106.7 million representing specific case reserves. Of the specific case reserves as of March 31, 2016, $9.7 million represented case reserves that had been settled but not yet funded, and $97.0 million reflected unsettled case reserves.
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
During the first quarter of 2016, the Company reserved $14.3 million to settle two separate professional liability claims originating from prior years in excess of coverage limits, of which $8.0 million was funded as of March 31, 2016. See Note 10 for more information regarding these settlements.
The Company’s most recent actuarial valuation was completed in April 2016. Based on the results of the actuarial study completed in April 2016, management determined no additional change was necessary in the consolidated reserves for professional liability losses during the first quarter of 2016 related to prior year loss estimates. The discount rate on professional liability reserves (excluding IPC as noted below) was 1.1% at March 31, 2016 compared to 1.6% at December 31, 2015.
IPC Professional Liability Reserves
IPC is fully insured on a claims-made basis up to policy limits through a third party malpractice insurance policy, which ends December 31 of each year. The Company has established reserves for this segment, on an undiscounted basis, for claims incurred and reported and IBNR during the policy period. These reserves of $26.8 million as of March 31, 2016 and the timing of payment of such amounts are estimated based upon actuarial loss projections, which are updated semi-annually.
Note 10. Contingencies
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
On November 6, 2015, the Company and the other defendants in the Consolidated Action entered into a Memorandum of Understanding with the plaintiffs in the Consolidated Action providing for the settlement and the release of all claims that were or could have been brought against the Company and the other defendants in the Consolidated Action based upon a duty arising under Delaware law to disclose or not omit material information in connection with the IPC Transaction, upon entry of a final order by the Delaware Court of Chancery approving the settlement. The Memorandum of Understanding contemplated that, subject to completion of certain confirmatory discovery by counsel to the plaintiffs, the parties would enter into a stipulation of settlement.
Following a series of rulings by the Court of Chancery in other lawsuits challenging mergers, the Company and the other defendants in the Consolidated Action agreed with the plaintiffs that the Memorandum of Understanding would be superseded and replaced by the voluntary dismissal of the Consolidated Action on the basis that it was mooted by the disclosures contained in the Current Report on the Form 8-K that the Company filed with the SEC on November 6, 2015. On April 12, 2016, the Court entered an order granting plaintiffs’ request to voluntarily dismiss the Consolidated Action as moot and setting a briefing schedule for plaintiffs to make an application to the Court for the payment of their attorneys’ fees and expenses. This schedule provides that plaintiffs must make any such application by May 19, 2016, that the Company and the other former defendants in the Consolidated Action shall file any opposition to such application by June 30, 2016, and that plaintiffs shall file any reply papers by July 14, 2016. We do not believe that the final outcome of this matter will be material.
On November 13, 2015 the U.S. District Court for the Eastern District of Wisconsin ordered the unsealing and service of a qui tam complaint, filed on March 27, 2014, and captioned United States of America, ex rel. John Mamalakis, M.D., the States of California, Colorado, Delaware, Florida, Georgia, Hawaii, Iowa, Maryland, Michigan, Nevada, New Jersey, North Carolina, Oklahoma, Tennessee, Texas, Wisconsin and the District of Columbia v. Anesthetix Management, LLC, d/b/a Anesthetix of TeamHealth, Team Health Holdings, Inc., Sonya Pease, M.D., John Ippolito, M.D., Edward Lee, M.D., Howard Stroup, M.D., Sammy Dean, M.D., and Jacqueline Peters, M.D. (Case No. 2:14cv00349-CNC). On June 11, 2014, the United States gave notice of its intention, and the intention of all of the other states and the District of Columbia, not to intervene in the lawsuit. On March 10, 2016, Team Health Holdings, Inc. was served with the complaint. It alleges that the defendants submitted false claims to federal and state health insurance programs for “medical direction” of anesthesia services (rather than “medical supervision”) that were provided at Wheaton Franciscan Hospital-All Saints Hospital (“All Saints”) in Racine, Wisconsin, as well as numerous other non-identified hospitals and clinics from 2010 to the present. Plaintiff also claims retaliatory termination, alleging that he was terminated from his employment for voicing his concerns about the anesthesia services. Plaintiff seeks recovery of all Medicare and Medicaid reimbursement that the defendants received as a result of the allegedly false claims and treble damages under the False Claims Act, as well as a civil penalty for each such false Medicare and Medicaid claim. On April 15, 2016, plaintiff amended his complaint, removing all of the individual defendants as well as the claims filed on behalf of Delaware, Georgia, Hawaii, Iowa, Maryland, Nevada, North Carolina, Oklahoma, Tennessee and Texas. The Company intends to vigorously defend against the allegations in this matter and on May 2, 2016 we filed a motion to dismiss all claims. The Company does not believe that the final outcome of this matter will be material.
In August 2011, a medical malpractice suit was filed against three of the Company’s affiliates and one of its physicians along with other co-defendants, including a hospital in the Superior Court of New Jersey, Camden County, alleging a failure to diagnose sepsis in 2010. In July 2012, a medical malpractice suit was filed in the Court of Common Pleas, Luzerne, Pennsylvania against one Company affiliate and one of its physicians and a co-defendant hospital, alleging a failure to diagnose a stroke in 2010. In March 2016, both cases resulted in settlements in excess of insurance coverage limits where the Company was required to fund a total of $14.3 million, which represents our contribution to the overall settlements that includes the other defendants. As of March 31, 2016, $8.0 million of our portion of these settlements had been funded.

It is not possible to predict when the above matters may be resolved, the time or resources that the Company will need to devote to the matters, or what impact, if any, the outcome of the matters might have on the Company's business, consolidated financial position, results of operations, or cash flows.
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
On December 5, 2013, the U.S. District Court partially lifted the seal on the civil False Claims Act case related to this investigation. The unsealed portions of the Court docket at that time included the whistleblower’s Complaint which contains allegations of improper billing to Medicare and Medicaid, a Notice of Election to Intervene filed by the federal government and a Notice of Election to Decline Intervention filed by the State of Illinois and 12 other states that participated in the investigation. On June 16, 2014, the federal government filed its Complaint in Intervention against IPC and several of its subsidiaries in the U.S. District Court. The Complaint in Intervention contains allegations of improper billing to Medicare, Medicaid and other federal healthcare programs from January 1, 2003 to the present, seeks to recover treble damages and civil penalties under the civil False Claims Act, and seeks to recover damages under common law theories of payment by mistake and unjust enrichment. On August 13, 2014, the Company's subsidiary, IPC and the IPC subsidiary defendants filed a joint motion to dismiss the Complaint in Intervention or, in the alternative, to sever claims against the defendants. The federal government filed its response on September 18, 2014, to which the defendants replied on September 25, 2014. The court’s decision, which was filed on February 17, 2015, granted the motion to dismiss in part and denied it in part. The Court’s Opinion and Order dismissed the 29 IPC subsidiary and affiliate defendants without prejudice, but the Court denied the request to dismiss IPC Healthcare, Inc., which remains the sole defendant in the lawsuit. The parties are engaged in negotiations to attempt to resolve the matter, but if a reasonable settlement cannot be reached, the Company intends to continue vigorously contesting the case.
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
Following these actions, IPC received a revised letter on September 9, 2015 in which AHCA clarified that the investigation causing the payment suspension concerns IPC of Florida’s alleged “up-coding” and “billing for the highest level of inpatient hospital care, which may not be medically necessary.” Since receipt of this revised notice, which still failed to contain the required specificity, IPC has continued to engage with AHCA to obtain information that would enable IPC to rebut the basis for the payment suspension. These efforts have included submitting a second PRL request on September 18, 2015 and submitting a letter to AHCA providing information to support a determination by AHCA that it has “good cause” to discontinue the payment suspension, consistent with the applicable federal regulation. On October 23, 2015, IPC received an order dismissing IPC’s petition for formal administrative review on the grounds that there is no final agency action and because the suspension is a contract action not appropriate for an administrative hearing. The Company is continuing its discussions with AHCA officials in an effort to resolve this matter.
It is not possible to predict when any of the above matters may be resolved, the time or resources that the Company will need to devote to the matters, or what impact, if any, the outcome of any of the matters might have on the Company's business, consolidated financial position, results of operations, or cash flows.
Note 11. Share-based Compensation
Stock Incentive Plans
In May 2013, the Company's shareholders approved the Team Health Holdings, Inc. Amended and Restated 2009 Stock Incentive Plan (the Stock Plan) that amended the 2009 Stock Incentive Plan.
In connection with the acquisition of IPC, the IPC replacement awards were issued based on a conversion ratio of the IPC common share value to Team Health weighted average share price immediately prior to the closing. The Company assumed and restated the Amended and Restated Team Health Holdings, Inc. 1997 Equity Participation Plan, the Amended and Restated 2002 Equity Participation Plan of Team Health Holdings, Inc., the Amended and Restated Team Health Holdings, Inc. 2007 Equity Participation Plan, and the Amended and Restated Team Health Holdings, Inc. 2012 Equity Participation Plan (collectively the IPC Plans) for the sole purpose of completing the exchange of equity awards. There will be no further issuances under these plans.
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
Shares Subject to the Plan. The Stock Plan provides that the total number of shares of common stock that may be issued is 15,100,000, of which approximately 1,424,000 are available to grant as of March 31, 2016. Shares of the Company’s common stock covered by awards that terminate or lapse without the payment of consideration may be granted again under the Stock Plan.
The following table summarizes the status of options under the Stock Plan as of March 31, 2016:

	Shares (in thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Life in Years
Outstanding at beginning of year	4,780	$28.07	$86,342	5.3
Granted	301	42.70
Exercised	(621)	20.70	11,024
Expired or forfeited	(32)	32.66
Outstanding at end of period	4,428	$30.06	$64,905	5.4
Exercisable at end of period	2,716	$20.56	$58,377	4.6
Intrinsic value is the amount by which the stock price as of March 31, 2016 exceeds the exercise price of the options. The Company granted approximately 301,000 options during the three months ended March 31, 2016. The fair value of the options granted in 2016 was based on the grant date fair value as calculated by the Black-Scholes option pricing formula with the following assumptions: risk-free interest rate of 1.5%, implied volatility of 35.5% and an expected life of the options of 5 years. The expected life is the mid-point between the vesting date and the end of the contractual term. The Company uses this simplified method, as described in ASC 718, due to changes in option grant contractual terms causing insufficient historical exercise data. The Company will continue to evaluate the use of the simplified method as historical exercise data becomes more sufficient. The estimated fair value of options granted during 2016 was $14.26. As of March 31, 2016, the Company had approximately $15.3 million of unrecognized compensation expense, net of estimated forfeitures related to unvested options, which will be recognized over the remaining requisite service period.
Restricted awards are grants of restricted stock, restricted stock units and performance stock units that are not vested (Restricted Awards). The Company granted approximately 547,000 shares of Restricted Awards in 2016. The Company had $41.7 million of expense remaining to be recognized over the requisite service period for Restricted Awards at March 31, 2016. The Restricted Awards generally vest annually over a three to four-year period from the initial grant date for the grants made to the independent board members and management. The performance stock units vest at the end of three years from the initial grant date. The actual number of performance stock units to be awarded will be based on the achievement of certain predetermined financial and operational performance targets during the initial two year period starting in the year of the grant. The related expense will be tracked and adjusted as appropriate to reflect the actual shares issued.
A summary of changes in total outstanding unvested restricted awards for the three months ended March 31, 2016 is as follows (in thousands):

	Restricted Stock	Restricted Units	Performance Units	Total
Outstanding at beginning of year	100	766	—	866
Granted	—	402	145	547
Vested	(1)	(116)	—	(117)
Forfeited and expired	(1)	(15)	—	(16)
Outstanding at March 31, 2016	98	1,037	145	1,280
Stock Purchase Plans
In May 2010, the Company’s Board of Directors (the Board) adopted the 2010 Employee Stock Purchase Plan (ESPP) and the 2010 Nonqualified Stock Purchase Plan (NQSPP).
The ESPP provides for the issuance of up to 600,000 shares to the Company’s employees. All eligible employees are granted identical rights to purchase common stock in each Board authorized offering under the ESPP. Rights granted pursuant to any offering under the ESPP terminate immediately upon cessation of an employee’s employment for any reason. In general, an employee may reduce his or her contribution or withdraw from participation in an offering at any time during the purchase period for such offering. Employees receive a 5% discount on shares purchased under the ESPP. Rights granted under the plan are not transferable and may be exercised only by the person to whom such rights are granted. Offerings occur every six months in April and October. As of March 31, 2016, contributions under the ESPP totaled $3.6 million. In April 2016, approximately 86,000 shares of the Company’s common stock were issued to plan participants.
The NQSPP provides for the issuance of up to 800,000 shares to our independent contractors. All eligible contractors are granted identical rights to purchase common stock in each Board authorized offering under the NQSPP. Rights granted pursuant to any offering under the NQSPP terminate immediately upon cessation of a contractor’s relationship with the Company for any reason. In general, a contractor may reduce his or her contribution or withdraw from participation in an offering at any time during the purchase period for such offering. Contractors receive a 5% discount on shares purchased under the NQSPP. Rights granted under the NQSPP are not transferable and may be exercised only by the person to whom such rights are granted. Offerings occur every six months in April and October. As of March 31, 2016, contributions under the NQSPP totaled $1.6 million. In April 2016, approximately 39,000 shares of the Company’s common stock were issued to plan participants.
Equity Based Compensation Expense
Equity based compensation expense and the resulting tax benefits were as follows (in thousands):

	Three Months Ended March 31,
	2015	2016
Stock options	$2,160	$2,100
Restricted awards	1,383	5,669
Total equity based compensation expense	$3,543	$7,769
Tax benefit of equity based compensation expense	$1,364	$2,972

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

	Three Months Ended March 31,
	2015	2016
Net earnings attributable to Team Health Holdings, Inc. (numerator for basic and diluted earnings per share)	$28,054	$668
Denominator:
Weighted average shares outstanding	71,372	73,342
Effect of dilutive securities:
Stock options	1,294	1,099
Restricted awards	216	450
Stock purchase plans	3	6
Shares used for diluted earnings per share	72,885	74,897
Basic net earnings per share of Team Health Holdings, Inc.	$0.39	$0.01
Diluted net earnings per share of Team Health Holdings, Inc.	$0.38	$0.01
Securities excluded from diluted earnings per share of Team Health Holdings, Inc. because they were antidilutive:
Stock options	493	1,487
Restricted awards	—	232
Note 13. Noncontrolling Interests in Consolidated Entity
The Company is party to two joint venture arrangements. The joint ventures provide administrative management and billing services to certain existing and planned urgent care clinics the Company and joint venture partners operate. The consolidated financial statements include all assets, liabilities, revenues and expenses of the less than 100% owned entity that the Company controls. Accordingly, the Company has recorded noncontrolling interests in the earnings and equity of this entity. In connection with these arrangements, the Company received joint venture contributions of $0.3 million during the three months ended March 31, 2016.
Note 14. Transaction, Integration and Reorganization Costs
For the quarter ended March 31, 2016, the Company recognized certain transaction, integration, and reorganization costs in the amount of $21.4 million. These expenses include IPC severance and integration costs of $8.5 million, $7.9 million of professional, advisory, and legal costs associated with the activities of: (i) the Board's special advisory committee (which is responsible for reviewing and evaluating possible strategic alternatives available to the Company) and (ii) the JANA agreement, $4.7 million of severance and lease impairment costs associated with a reorganization of the Company's legacy operations, and $0.3 million of legacy transaction costs during the quarter.

Note 15. Accumulated Other Comprehensive Earnings
The changes in accumulated other comprehensive earnings related to available-for-sale securities were as follows (in thousands):

	Three Months Ended March 31,
	2015	2016
Balance at beginning of period	$1,695	$1,503

Other comprehensive (loss) earnings:
Net unrealized gain	9	810
Tax expense	(3)	(154)
Total other comprehensive earnings before reclassifications, net of tax	6	656
Net amount reclassified to earnings(1)	(33)	(373)
Tax benefit (expense)(2)	—	—
Total amount reclassified from accumulated other comprehensive earnings, net of tax(3)	(33)	(373)
Total other comprehensive (loss) earnings	(27)	283

Balance at end of period	$1,668	$1,786

(1)	This amount was included in Other (income) expenses, net on the accompanying Consolidated Statement of Comprehensive Earnings.

(2)	These amounts were included in Provision for income taxes on the accompanying Consolidated Statement of Comprehensive Earnings.

(3)	A positive amount indicates a corresponding charge to earnings and a negative amount indicates a corresponding benefit to earnings.
Note 16. Segment Reporting
During the fourth quarter of 2015, the Company completed certain changes to its management reporting structure to better align its businesses with the Company objectives and operating strategies. These changes resulted in changes among the Company's previously reported operating and reportable segments. The first quarter 2015 segment results have been reclassified to conform to the current year reporting of these businesses. The Company determined, in accordance with segment reporting guidance, that it provides services through eight operating segments which are aggregated into four reportable segments: Hospital Based Services, IPC Healthcare, Specialty Services, and Other Services. The Hospital Based Services segment, which is an aggregation of emergency medicine, anesthesia, and the Company's legacy acute care services, provides comprehensive healthcare service programs to users of healthcare services on a fee for service as well as a cost plus or contract basis. The IPC Healthcare segment consists of the business acquired in connection with the IPC transaction and provides comprehensive acute hospital medicine and post-acute provider service programs to users of healthcare services. The Specialty Services segment, which is an aggregation of military and government healthcare staffing, clinical services, and nurse call center operations, provides comprehensive healthcare service programs to users of healthcare services in an outpatient setting or in a non-hospital based environment. The Other Services segment is an aggregation of locums staffing, scribes, and billing, collection and consulting services that provides a range of other comprehensive healthcare services. The operating segments included in the Specialty Services or Other Services reportable segments, while similar in the types of services provided by those operating segments included in the Hospital Based Services segment, do not meet the aggregation criteria prescribed by the segment reporting guidance nor do they meet the quantitative thresholds that would require a separate presentation.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies included in our annual report on Form 10-K for fiscal year 2015 filed with the SEC. Segment amounts disclosed are prior to any elimination entries made in consolidation, except in the case of net revenue, where intercompany charges have been eliminated. Certain corporate expenses are not allocated to the segments. These unallocated expenses are corporate expenses, net interest expense, depreciation and amortization, transaction costs and income taxes. The Company evaluates segment performance based on profit and loss before the aforementioned expenses.

The following table presents financial information for each reportable segment. Depreciation, amortization, management fee and other expenses separately identified in the consolidated statements of operations are included as a reduction to the respective segments’ operating earnings for each period below (in thousands):

	Three Months Ended March 31,
	2015	2016
Net Revenue:
Hospital Based Services	$768,492	$872,148
IPC Healthcare	—	192,712
Specialty Services	46,377	44,435
Other Services	25,588	26,320
General Corporate	27	26
	$840,484	$1,135,641
Operating Earnings:
Hospital Based Services	$63,809	$50,983
IPC Healthcare	—	9,814
Specialty Services	5,499	5,272
Other Services	6,353	6,997
General Corporate	(22,478)	(43,257)
	$53,183	$29,809
Reconciliation of Operating Earnings to Net Earnings:
Operating earnings	$53,183	$29,809
Interest expense, net	3,989	31,292
Provision for (benefit from) income taxes	21,155	(2,214)
Net earnings	$28,039	$731

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
We believe we are one of the largest suppliers of outsourced healthcare professional staffing and administrative services to hospitals and other healthcare providers in the United States, based upon revenues and patient visits. Our regional operating models also include comprehensive programs for inpatient care, anesthesiology, inpatient specialty care, pediatrics and other healthcare services, principally within hospital departments and other healthcare treatment facilities. We have historically focused, however, primarily on providing outsourced services to hospital emergency departments (EDs), which accounts for the majority of our net revenue.
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
Healthcare Reform
In 2010, the President of the United States and the U.S. Congress enacted significant reforms to the U.S. healthcare system. These reforms, contained primarily in the Patient Protection and Affordable Care Act, Pub.L. 111-148 (PPACA) and its companion act, the Health Care Education and Reconciliation Act, Pub.L. 111-152, (HCERA), (collectively, the Healthcare Reform Laws) have significantly altered the U.S. healthcare system by establishing, among many other things; (i) increased access to health insurance benefits for the uninsured and underinsured populations; (ii) new facilitators and providers of health insurance as well as new health insurance purchasing access points (i.e., exchanges); (iii) incentives for certain employer groups to purchase health insurance for their employees; (iv) opportunities for subsidies to certain qualifying individuals to help defray the cost of premiums and other out-of-pocket costs associated with the purchase of health insurance; and (v) over the longer term, mechanisms to foster alternative payment and reimbursement methodologies focused on outcomes, quality and care coordination.
Since its passage in 2010, the Health Care Reform Laws have faced several challenges. Notably, in June 2012, the U.S. Supreme Court upheld the constitutionality of the requirement in the PPACA that individuals maintain health insurance or be required by law to pay a penalty (known as the individual mandate). In that ruling, the individual mandate was upheld by the U.S. Supreme Court under Congress's taxing power. Additionally, the U.S. Supreme Court held in the same ruling that states were not obligated to expand their Medicaid programs as stipulated in the PPACA to eligible recipients based solely on income.  Consequently, the ruling held that each state retained the option to expand their Medicaid rolls or not. States that choose not to expand their Medicaid rolls will forego a 100% federal matching fund made available to states through 2020 and 90% thereafter for the expanded Medicaid population, but those states that do not expand will not lose their existing federal Medicaid matching payments. Currently, 32 states (including the District of Columbia) have implemented or announced their intention to expand their Medicaid programs for individuals with incomes at or less than 138% of the Federal Poverty Limit (FPL), 2 states are considering expansion and remain in discussions with the federal Department of Health & Human Services (HHS), and 17 states have elected not to expand. In addition, in June 2015, the U.S. Supreme Court upheld the provision of tax credits and federal subsidies available to individuals who purchase health insurance through a federally-facilitated exchange, irrespective of whether the exchange is run by the state or the federal government.
The Healthcare Reform Laws triggered numerous other changes to the U.S. healthcare system, some of which have already gone into effect, such as the individual mandate which went into effect on January 1, 2014, while others have been delayed until 2016 and beyond. For instance, the requirement that mid-size employers (defined as groups between 50 and 99 employees) and large size employers (defined as 100 or more employees) provide health insurance to their employees or pay an employee fine, per employee (the employer mandate) has been delayed several times and is now not scheduled to be fully implemented until 2016. Additionally, in December 2015, Congress, as part of the Consolidated Appropriations Act for 2016;

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
Medicare and Medicaid Payments for Physician Services
Centers for Medicare & Medicaid Services (CMS) reimburses for our services to Medicare beneficiaries based upon the rates in the MPFS, which were updated each year based on the Sustainable Growth Rate (SGR) formula enacted under the Balanced Budget Act of 1997. Many private payors use the MPFS to determine their own reimbursement rates. The application of the SGR formula to the MPFS yielded negative updates every year beginning in 2002, although CMS was able to take administrative steps to avoid a reduction in 2003 and Congress took a series of legislative actions to prevent reductions each year from 2004 through March 31, 2015.
On April 14, 2015, Congress enacted legislation known as the Medicare Access and CHIP Reauthorization Act of 2015 (MACRA) that permanently repealed the SGR formula, replacing it with a formula that calls for annual updates of 0.5% for a 5-year period (starting July 1, 2015 through the end of 2019). Starting in 2020, and through the end of 2025, there will be no annual updates to the payment rates. Physicians will have the opportunity to receive additional payment adjustments through the Merit-Based Incentive Payment System (MIPS) starting in 2019. MIPS is an incentive-based payment program that rewards quality performance related to four assessment categories: quality of care measures, resource use, meaningful use of electronic health records (EHRs), and clinical practice improvement activities. Physicians will receive a positive or negative payment adjustment based on how their composite performance score for each of the four assessment categories compares to the relevant performance threshold. Negative payment adjustments are capped at 4% in 2019, increasing each year, up to 9% in 2022 and beyond. Positive payment adjustments can reach up to a maximum of three times the annual cap for negative payment adjustments in a particular year. Additional incentive payments will be available for “exceptional performers”. Alternatively, physicians who receive a significant share of their revenue through participation in alternative payment methods (APMs) that involve risk of financial losses and a quality measurement component will receive a 5% bonus each year from 2019 through 2024. These physicians are excluded from participation in the MIPS. In 2026 and subsequent years, annual updates will differ based on whether a physician is participating in an APM that meets certain criteria. Physicians participating in qualifying APMs will receive a 0.75% update, and all other physicians will receive a 0.25% update. APMs include models being tested by the Center for Medicare and Medicaid Innovation (other than health care innovation awards), the Medicare Shared Savings Program, under the Health Care Quality Demonstration Program, and other demonstrations required by Federal law. On April 27, 2016, CMS released a proposed rule establishing the MIPS program and incentives for participation in APMs. In addition to these changes to the Medicare physician payment system, the law also extends funding for CHIP. The CHIP program, which covers more than eight million children and pregnant women in families that earn income above Medicaid eligibility levels, is currently authorized through 2019. Funding for the program has been extended for two years, through fiscal year 2017.

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
Out-of-Network Emergency Care: State Statutes Prohibiting Balance Billing and the Greatest of Three
Over the last several years, the practice of balance billing has gained significant attention in the media from consumers and their advocacy groups. Balance billing is the practice whereby physicians and providers who do not hold managed care provider contracts with certain health insurance plans, bill patients who have accessed their services at amounts above the amount the managed care plan elects to pay the non-participating provider for such services. The reimbursement amount the provider receives from the plan varies dramatically from plan to plan, region to region and even by insurance product line. The variable and often changing amounts paid by health insurance plans for out-of-network services are referred by the plans as "usual, customary & reasonable", “UCR”, or also referred to as "usual, customary cost", or "UCC" reimbursement amounts.
In response to the needs of its patients, and as a means to avoid the practice of balance billing of its patients, we make a concerted effort to contract with as many health insurance plans as possible, notwithstanding the many variables that exist relative to managed care contracting, either with respect to market conditions, rates, plan enrollment, or even hospital relationships. On occasion, we find ourselves out-of-network with a particular health insurance plan either because (i) the plan has expressed an unwillingness to contract with us, or (ii) we and the plan have been unable to reach agreement on reimbursement amounts sufficient to allow us to participate with the plan and become a network provider. Although it is generally a rare occurrence, in such cases we may choose to balance bill patients for amounts that the health plan fails to reimburse citing UCR or UCC as the basis for its payment amount.
Recently, several states have passed statutes, or are currently engaged in legislative efforts, to prohibit the practice of balance billing. Over the last year, balance billing statutes have passed in New York, Connecticut and most recently in Florida. Florida's law expanded an existing balance billing statute to include PPO as well as HMO insurance products. Other states such as California, Texas and New Jersey are considering balance billing restrictions as well. Given the highly limited number of medical claims that are both out-of-network and balance billed to patients by the Company, the effect of balance billing statutes on the Company are anticipated to be minimal. Notwithstanding, the Company supports state and federal efforts to develop benchmark standards for defining UCR and UCC in conjunction with statutes that prohibit balance billing. The Company supports state statutes like those in New York and Connecticut which adopted the 80th percentile of physician charges as the benchmark standard for UCC. The Company supports the adopted standard in the Florida law defining the benchmark standard as the ‘usual and customary physician charges in the community,’ but believes the legislation did not go far enough in that it failed to establish the 80th percentile of physician charges as the benchmark as was done in New York and Connecticut.
Further, in response to the November, 2015, CMS, DoL and IRS published Final Rule relative to the three prong ‘test’ which determined fair payment to providers for the reimbursement of out-of-network emergency services (commonly known as the “Greater of Three”), the Company, along with its industry partners, continues to advocate for the 80th percentile of physician charges, geographically adjusted and specialty specific to be used as the defined benchmark standard to supplement the final rule, as determined by an independently produced, commercially available and publicly accessible source of physician charges, aggregated in the form of a licensed database representing a composite of physician charges in a community.
Bundled Payments for Care Improvement (BPCI) Program
In July of 2015, we began participating in an alternative payment model demonstration project with CMS. The BPCI program requires participating providers to manage the care delivered to certain qualified Medicare beneficiaries during an acute hospitalization and for 90 days thereafter with the end goals of improving quality and reducing costs. The program which is comprised of four broadly defined models of care requires participants to go “at-risk” by guaranteeing CMS 2% savings on the costs under management with the remaining savings paid to the participants as an incentive for participation. The various models of care cover acute care hospital stays, post-acute care, or both. We participate primarily in Model 2: Retrospective Acute Care Hospital Stay plus Post-Acute Care.
In connection with our participation in the BPCI program we have contracted with a convening organization that brings together multiple health care providers to participate in BPCI. Currently, 31 of our provider groups (TINs) participate in the BPCI program in several different geographic locations. We significantly expanded our participation in BPCI through the acquisition of IPC Healthcare, Inc. (IPC). During the initial reconciliation process in April 2016 related to the first performance quarter of participation, CMS discovered errors in their physician data set that prevented an accurate reconciliation of performance. As a result, CMS has deferred collection of any guaranteed payments until the data has been corrected but will remit calculated savings to participants to the extent savings are achieved. At this time, there is not sufficiently accurate information available to measure any gains or losses to date from this program. We anticipate accurate data will be available from CMS in the summer of 2016. We have not recognized any benefit or expense associated with the risk elements of the BPCI program, although we have incurred a modest amount of administrative expense as we continue to build out our support operations for the program.
Comprehensive Care for Joint Replacement Model
In November 2015, CMS published a final rule implementing the Comprehensive Care for Joint Replacement Model (CJR), with a start date of April 1, 2016. The CJR model aims to support better and more efficient care for beneficiaries undergoing the most common inpatient surgeries for Medicare beneficiaries: hip and knee replacements (also called lower extremity joint replacements or LEJR). The CJR model tests bundled payment mechanisms by holding participant hospitals financially accountable for the quality and cost of a CJR episode of care and incentivizes increased coordination of care among hospitals, physicians, and post-acute care providers. The episode of care begins with the admission to a participant hospital of a beneficiary who is ultimately discharged under MS-DRG 469 (Major joint replacement or reattachment of lower extremity with major complications or comorbidities) or 470 (Major joint replacement or reattachment of lower extremity without major complications or comorbidities) and ends 90 days post-discharge in order to cover the complete period of care and recovery for beneficiaries.
The CJR episode of care includes all related items and services paid under Medicare Part A and Part B for Medicare fee-for-service beneficiaries undergoing LEJR procedures, subject to certain exclusions. Participant hospitals will receive episode target prices for MS-DRGs 469 and 470 each year, reflecting the differences in spending for episodes initiated by each MS-DRG. All providers and suppliers are paid under the usual payment system rules and procedures of the Medicare program for episode services throughout the year. At the end of a model performance year, actual spending for the episode (total expenditures for related services under Medicare Parts A and B) is compared to the episode target price for the participant hospital. Depending on the participant hospital’s quality and episode spending performance, the hospital may receive an additional payment from Medicare or be required to repay Medicare for a portion of the episode spending.
CMS has implemented the CJR model in 67 geographic areas, defined by metropolitan statistical areas (MSAs). MSAs are counties associated with a core urban area that has a population of at least 50,000. Non-MSA counties (no urban core area or urban core area of less than 50,000 in population) were not selected for participation in the CJR model.
Military and Government Healthcare Staffing
We are a provider of healthcare professionals serving patients eligible to receive care in government treatment facilities nationwide administered by the Department of Defense and beneficiaries of other government agencies in their respective clinical locations. Our revenues derived from military and government facility healthcare staffing totaled $27.1 million and $28.8 million for the three months ended March 31, 2015 and 2016, respectively. Of these revenues, $16.0 million and $16.4 million for the three months ended March 31, 2015 and 2016, respectively, are generated from contracts that are subject to a competitive bidding process which primarily takes place during the third quarter of each year. A portion of the contracts awarded during the third quarter of 2015 have or will expire during 2016 and are subject to a competitive rebidding and award process. We were successful in retaining existing business and winning new bids in the estimated annualized amount of $111.4 million following the completion of the bidding process as of October 1, 2015. This included $23.8 million awarded under one-year contracts. All contracts, including contracts with renewal options, can be terminated by the government at any time without notice. The outcome of any rebidding and award process is uncertain and we may not be awarded new contracts. Our contracts with renewal options may not be renewed and the government may exercise its rights to terminate the contracts.
In addition, over the last several years the process of awarding military and government facility healthcare staffing contracts has developed a bias toward intentionally awarding certain contracts to qualified small and minority owned businesses. Although we participate in such small and minority owned business awards to the extent we can serve as a sub-contractor, our revenues from these arrangements are limited compared to a contract award we retain through the regular competitive bidding process. Approximately 28.7% and 28.3% of our military staffing revenue for each of the three months ended March 31, 2015 and 2016, respectively, was derived through sub-contracting agreements with small business prime contractors.

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
There have been no material changes to these critical accounting policies or their application during the three months ended March 31, 2016.
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
A significant portion (approximately 88% of our net revenue before provision for uncollectibles for the three months ended March 31, 2016 and 87% for the year ended December 31, 2015) resulted from fee for service patient visits. Fee for service revenue represents revenue earned under contracts in which we bill and collect the professional component of charges for medical services rendered by our contracted and employed physicians. Under the fee for service arrangements, we bill patients for services provided and receive payment from patients or their third-party payors. Fee for service revenue is reported net of contractual allowances and policy discounts. All services provided are expected to result in cash flows and are therefore reflected as net revenue before provision for uncollectibles in the financial statements. Fee for service revenue is recognized in the period that the services are rendered to specific patients and reduced immediately for the estimated impact of contractual allowances in the case of those patients having third-party payor coverage. The recognition of net revenue before provision for uncollectibles (gross charges less contractual allowances) from such visits is dependent on such factors as proper completion of medical charts following a patient visit, the forwarding of such charts to one of our billing centers for medical coding and entering into our billing systems and the verification of each patient’s submission or representation at the time services are rendered as to the payor(s) responsible for payment of such services. Net revenue before provision for uncollectibles is recorded based on the information known at the time of entering such information into our billing systems as well as an estimate of the net revenue before provision for uncollectibles associated with medical charts for a given service period that have not yet been processed into our billing systems. The above factors and estimates are subject to change. For example, patient payor information may change following an initial attempt to bill for services due to a change in payor status. Such changes in payor status have an impact on recorded net revenue before provision for uncollectibles due to differing payors being subject to different contractual allowance amounts. Such changes in net revenue before provision for uncollectibles are recognized in the period that such changes in the payor become known. Similarly, the actual volume of medical charts not processed into our billing systems may be different from the amounts estimated. Such differences in net revenue before provision for uncollectibles are adjusted the following month based on actual chart volumes processed.
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
Net Revenue. Net revenue reflects management’s estimate of billed amounts to be ultimately collected. Management, in estimating the amounts to be collected resulting from approximately twenty million fee for service patient visits and procedures over the last twelve months, considers such factors as prior contract collection experience, current period changes in payor mix and patient acuity indicators, reimbursement rate trends in governmental and private sector insurance programs, resolution of overprovision account balances, the estimated impact of billing system effectiveness improvement initiatives, and trends in collections from self-pay patients and external collection agencies. In developing our estimate of collections per visit or procedure, we consider the amount of outstanding gross accounts receivable by period of service and by payor class, but do not use an accounts receivable aging schedule to establish estimated collection valuations. Individual estimates of net revenue by contractual location are monitored and refreshed each month as cash receipts are applied to existing accounts receivable balances and other current trends that have an impact upon the estimated collections per visit are observed. Such estimates are substantially formulaic in nature. In the ordinary course of business we experience changes in our initial estimates of net revenue during the year following commencement of services. Such provisions and any subsequent changes in estimates may result in adjustments to our operating results with a corresponding adjustment to our accounts receivable allowance for uncollectibles on our balance sheet. Differences between amounts ultimately realized and the initial estimates of net revenue have historically not been material. Beginning in the first quarter of 2016, we modified our reporting metric for hospital medicine volume from cases to encounters and have presented prior year information on the same basis. Encounters represent the individual billable services by the provider during the course of a patient's hospital stay while cases represents the total hospital stay. On average, there may be approximately four to five encounters per case for a typical hospital stay. Encounters are the volume metric that has been reported by IPC and this change is consistent with their historical reporting format. The change in the hospital medicine volume metric did not have a material impact on the reported results in either period.
The table below summarizes our approximate payor mix as a percentage of consolidated fee for service volume excluding IPC, for the periods indicated:

	Three Months Ended March 31,
	2015	2016
Payor:
Medicare	27.1%	28.0%
Medicaid	30.6	30.3
Commercial and managed care	26.0	25.8
Self-pay	14.9	14.6
Other	1.4	1.3
Total	100.0%	100.0%

Estimated net revenue derived from commercial and managed care plans was approximately 41% in the three months ended March 31, 2016 and 40% in 2015. Estimated net revenue derived from the Medicare program was approximately 19% of total net revenue in both of the three months ended March 31, 2016 and 2015. Estimated net revenue derived from the Medicaid program was approximately 12% of total net revenue in the three months ended March 31, 2016 and 11% in 2015. In addition, net revenue derived from within the Military Health System, which is the U.S. military’s dependent healthcare program, and other government agencies was approximately 3% in both of the three months ended March 31, 2016 and 2015.
Accounts Receivable. As described above and below, we determine the estimated value of our accounts receivable based on estimated cash collection run rates of estimated future collections by contract for patient visits under our fee for service revenue. Accordingly, we are unable to report the payor mix composition on a dollar basis of its outstanding net accounts receivable. However, a 1% change in the estimated carrying value of our net fee for service patient accounts receivable before consideration of the allowance for uncollectible accounts at March 31, 2016 could have an after tax effect of approximately $7.5 million on our financial position and results of operations. Our days revenue outstanding at December 31, 2015 and March 31, 2016 were 62.7 days and 61.4 days, respectively, excluding the effect of the IPC accounts receivable. Our days revenue outstanding including IPC at December 31, 2015 and March 31, 2016 were 69.6 days and 61.4 days, respectively. The number of days outstanding will fluctuate over time due to a number of factors including the timing of cash collections and valuation adjustments recorded during the period and increases in average revenue per day that are primarily attributed to an increase in gross charges and patient volumes and increased pricing with managed care plans. Our allowance for doubtful accounts totaled $589.4 million as of March 31, 2016.

Approximately 98% of our allowance for doubtful accounts is related to gross fees for fee for service patient visits. Our principal exposure for uncollectible fee for service visits is centered in self-pay patients and in co-payments and deductibles from patients with insurance. While we do not specifically allocate the allowance for doubtful accounts to individual accounts or specific payor classifications, the portion of the allowance, excluding IPC, associated with fee for service charges as of March 31, 2016 was equal to approximately 93% of outstanding self-pay fee for service patient accounts.
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
Methodology for Computing Allowance for Doubtful Accounts. We employ several methodologies for determining our allowance for doubtful accounts depending on the nature of the net revenue before provision for uncollectibles recognized. We initially determine gross revenue for our fee for service patient visits based upon established fee schedule prices. Such gross revenue is reduced for estimated contractual allowances for those patient visits covered by contractual insurance arrangements to result in net revenue before provision for uncollectibles. Net revenue before provision for uncollectibles is then reduced for our estimate of uncollectible amounts. Fee for service net revenue represents our estimated cash to be collected from such patient visits and is net of our estimate of account balances estimated to be uncollectible. The provision for uncollectible fee for service patient visits is based on historical experience resulting from approximately twenty million fee for service patient visits and procedures over the last twelve months. The significant volume of patient visits and the terms of thousands of commercial and managed care contracts and the various reimbursement policies relating to governmental healthcare programs do not make it feasible to evaluate fee for service accounts receivable on a specific account basis. Fee for service accounts receivable collection estimates are reviewed on a quarterly basis for each of our fee for service contracts by period of accounts receivable origination. Such reviews include the use of historical cash collection percentages by contract adjusted for the lapse of time since the date of the patient visit. In addition, when actual collection percentages differ from expected results, on a contract by contract basis, supplemental detailed reviews of the outstanding accounts receivable balances may be performed by our billing operations to determine whether there are facts and circumstances existing that may cause a different conclusion as to the estimate of the collectibility of that contract’s accounts receivable from the estimate resulting from using the historical collection experience. Contract-related net revenue is billed based on the terms of the contract at amounts expected to be collected. Such billings are typically submitted on a monthly basis and aged trial balances prepared. Allowances for estimated uncollectible amounts related to such contract billings are made based upon specific accounts and invoice periodic reviews once it is concluded that such amounts are not likely to be collected. The methodologies employed to compute allowances for doubtful accounts were unchanged between 2015 and 2016.

Insurance Reserves
The nature of our business is such that it is subject to professional liability claims and lawsuits. Historically, to mitigate a portion of this risk, we have maintained insurance for individual professional liability claims with per incident and annual aggregate limits per physician for all incidents. Prior to March 12, 2003, we obtained such insurance coverage from commercial insurance providers. Subsequent to March 12, 2003, we have provided for a significant portion of our professional liability loss exposures through the use of captive insurance subsidiaries and through greater utilization of self-insurance reserves. Since March 12, 2003, the most significant cost element within our professional liability program has consisted of the actuarial estimates of losses by occurrence period. In addition to the estimated actuarial losses, other costs that are considered by management in the estimation of professional liability costs include program costs such as brokerage fees, claims management expenses, program premiums and taxes, and other administrative costs of operating the program, such as the costs to operate the captive insurance subsidiaries. Net costs in any period reflect our estimate of net losses to be incurred in that period as well as any changes to our estimates of the reserves established for net losses of prior periods.
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
The underlying information that serves as the foundational basis for making our actuarial estimates of professional liability losses is our internal database of incurred professional liability losses. We have captured extensive professional liability loss data going back, in some cases, over twenty-five years, that is maintained and updated on an ongoing basis by our internal claims management personnel. Our database contains comprehensive incurred loss information for our existing operations as far back as fiscal year 1997 (reflecting the initial timeframe in which we migrated to a consolidated professional liability program concurrent with the consummation of several significant acquisitions), and, in addition, we possess additional loss data that predates 1997 dates of occurrence for certain of our operations. Loss information reflects both paid and reserved losses incurred when we were covered by outside commercial insurance programs as well as paid and reserved losses incurred under our self-insurance program. Because of the comprehensive nature of the loss data and our comfort with the completeness and reliability of the loss data, this is the information that is used in the development of our actuarial loss estimates. We believe this database is one of the largest repositories of physician professional liability loss information available in our industry and provides us and our actuarial consultants with sufficient data to develop reasonable estimates of the ultimate losses under our self-insurance program. In addition to the estimated losses, as part of the actuarial process, we obtain revised payment pattern assumptions that are based upon our historical loss and related claims payment experience. Such payment patterns reflect estimated cash outflows for aggregate incurred losses by period based upon the occurrence date of the loss as well as the report date of the loss. Although variances have been observed in the actuarial estimate of ultimate losses by occurrence period between actuarial studies, the estimated payment patterns have shown much more limited variability. We use these payment patterns to develop our estimate of the discounted reserve amounts. The relative consistency of the payment pattern estimates provides us with a foundation in which to develop a reasonable estimate of the discount value of the professional liability reserves based upon the most current estimate of ultimate losses to be paid and the reasonable likelihood of the related cash flows over the payment period. Our estimated loss reserves were discounted at 1.6% as of December 31, 2015 and 1.1% as of March 31, 2016, which was the current weighted average Treasury rate, over a 10 year period at December 31, 2015 and March 31, 2016, which reflects the risk free interest rate over the expected period of claims payments.
In establishing our initial reserves for a given loss period, management considers the results of the actuarial loss estimates for such periods as well as assumptions regarding loss retention levels and other program costs to be incurred. On a semi-annual basis, we will review our professional liability reserves considering not only the reserves and loss estimates associated with the current period, but also the reserves established in prior periods based upon revised actuarial loss estimates. The actuarial estimation process employed utilizes a frequency severity simulation model to estimate the ultimate cost of claims for each loss period. The results of the simulation model are then validated by a comparison to the results from several different actuarial methods (paid loss development, incurred loss development, incurred Bornhuetter-Ferguson method, paid

Bornhuetter-Ferguson method) for reasonableness. Each method contains assumptions regarding the underlying claims process. Actuarial loss estimates at various confidence levels capture the variability in the loss estimates for process risk but assume that the underlying model and assumptions are correct. Adjustments to professional liability loss reserves will be made as needed to reflect revised assumptions and emerging trends and data. Any adjustments to reserves are reflected in the current operations. Due to the size of our reserve for professional liability losses, even a small percentage adjustment to these estimates can have a material effect on the results of operations for the period in which the adjustment is made. Given the number of factors considered in establishing the reserves for professional liability losses, it is neither practical nor meaningful to isolate a particular assumption or parameter of the process and calculate the impact of changing that single item. The actuarial reports provide a variety of loss estimates based upon statistical confidence levels reflecting the inherent uncertainty of the medical professional liability claims environment in which we operate. Initial year loss estimates are generally recorded using the actuarial expected loss estimate, but aggregate professional liability loss reserves may be carried at amounts in excess of the expected loss estimates provided by the actuarial reports due to the expectation that we believe additional adjustments to prior year estimates may occur. In addition, we are subject to the risk of claims in excess of insured limits as well as unlimited aggregate risk of loss in certain loss periods. As our self-insurance program continues to mature and additional stability is noted in the loss development trends in the program, we expect to continue to review and evaluate the carried level of reserves and make adjustments as needed.
During the first quarter of 2016, we reserved $14.3 million for to settle two separate professional liability claims originating from prior years in excess of coverage limits, of which $8.0 million of our portion of this settlement was funded as of March 31, 2016.
Our most recent semi-annual actuarial study was completed in April 2016. Based on the results of the revised actuarial loss estimates, management determined that no additional change was necessary in our consolidated reserves for professional liability losses related to prior year loss estimates associated with our self-insured programs.
The following reflects the current reserves for professional liability costs as of March 31, 2016 (in millions) as well as the sensitivity of the reserve estimates at a 65%, 75% and 90% confidence level:

As reported	$257.9
At 65% confidence level	$257.2
At 75% confidence level	$262.7
At 90% confidence level	$276.8
With the exception of specific settlement or claim issues, it is not possible to quantify the amount of the change in our estimate of prior year losses (when required) by individual fiscal period due to the nature of the professional liability loss estimates that are provided to us on an occurrence period basis and the nature of the coverage that is obtained in the commercial insurance market which is generally underwritten on a claims made or report period basis. Even though we are self-insured for a significant portion of our risk, due to customer contracting requirements and state insurance regulations, we still, at times, must place coverage on a claims made or report period basis with commercial insurance carriers. In a limited number of markets, commercial coverage may be obtained on an occurrence basis. When evaluating the appropriate carrying level of our self-insured professional liability reserves, management considers the current estimates of occurrence period loss estimates as well as how such loss estimates and related future claims will interact with previous or current commercial insurance programs when projecting future cash flows. However, the complexity that is associated with multiple occurrence periods interacting with multiple report periods that contain risks and related reserves retained by us, as well as transferred to commercial insurance carriers, makes it impossible to allocate the change in prior year loss estimates to individual occurrence periods. Instead, we evaluate the future expected cash flows for all historical loss periods in the aggregate and compare such estimates to the current carrying value of our professional liability reserves. This process provides the basis for us to conclude that our reserves for professional liability losses are reasonable and properly stated. Management considers the results of actuarial studies when estimating the appropriate level of professional liability reserves and no adjustments to prior year loss estimates were made in periods where updated actuarial loss estimates were not available.
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

	Three Months Ended March 31,
	2015	2016
Net revenue	100.0%	100.0%
Professional service expenses	78.9	79.5
Professional liability costs	3.2	4.1
General and administrative expenses	8.8	9.2
Other (income) expenses, net	(0.4)	(0.1)
Depreciation	0.7	0.7
Amortization	2.4	2.1
Interest expense, net	0.5	2.8
Transaction, integration, and reorganization costs	0.1	1.9
Earnings (loss) before income taxes	5.9	(0.1)
Provision for (benefit from) income taxes	2.5	(0.2)
Net earnings	3.3%	0.1%
Net (loss) earnings attributable to noncontrolling interests	—%	—%
Net earnings attributable to Team Health Holdings, Inc.	3.3%	0.1%

Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015
Net Revenue Before Provision for Uncollectibles. Net revenue before provision for uncollectibles in the three months ended March 31, 2016 increased $441.2 million, or 31.6%, to $1.84 billion from $1.40 billion in the three months ended March 31, 2015. The increase in net revenue before provision for uncollectibles resulted from increases in fee for service revenue of $414.9 million, contract revenue of $17.2 million and other revenue of $9.2 million. In the three months ended March 31, 2016, fee for service revenue was 88.1% of net revenue before provision for uncollectibles compared to 86.2% in the same period of 2015, contract revenue was 10.9% of net revenue before provision before uncollectibles compared to 13.1% in the same period of 2015 and other revenue was 1.0% and 0.6% in 2016 and 2015, respectively. The increase in fee for service revenue before provision for uncollectibles was primarily a result of a 65.4% increase in total fee for service visits between periods.
Provision for Uncollectibles. The provision for uncollectibles in the three months ended March 31, 2016 increased $146.1 million, or 26.2%, to $703.9 million from $557.8 million in the three months ended March 31, 2015. The provision for uncollectibles as a percentage of net revenue before provision for uncollectibles declined to 38.3% in the three months ended March 31, 2016 compared with 39.9% in the corresponding quarter of 2015. The provision for uncollectibles is primarily related to revenue generated under fee for service contracts that is not expected to be fully collected. The increase in the provision for uncollectibles was due primarily to annual increases in gross fee schedules and increases in patient volumes and procedures. Changes in payor mix, particularly the level of self-pay fee for service visits, also have an impact on the provision for uncollectibles. For the three months ended March 31, 2016, self-pay fee for service visits (excluding IPC) were approximately 14.6% of the total fee for service visits compared to approximately 14.9% in the same quarter of 2015, which constrained the growth in the provision for uncollectibles between quarters.

Net Revenue. Net revenue in the three months ended March 31, 2016 increased $295.2 million, or 35.1%, to $1.14 billion from $840.5 million in the three months ended March 31, 2015. IPC contributed 22.9%, same contract revenue contributed 5.9%, non-IPC (legacy) acquisitions contributed 5.2%, and net sales growth contributed 1.1% of the increase in quarter over quarter growth in net revenue. Within the legacy acquisitions category, new hospital contracting opportunities that were initially developed by our sales and marketing process contributed 1.6% of overall net revenue growth between quarters.
Total same contract revenue, which consists of contracts under management in both quarters, increased $50.0 million, or 6.6%, to $804.3 million in the three months ended March 31, 2016 compared to $754.3 million in the three months ended March 31, 2015. Fee for service volume increased 4.0%, which contributed 3.1% of same contract revenue growth between quarters. An extra day in the first quarter of 2016 contributed approximately 1.0% of volume growth. Increases in estimated collections on same contract fee for service visits provided a 2.8% increase in same contract revenue growth. The increase in estimated collections per visit was supported by increases in commercial and managed care reimbursement, increases in average patient acuity levels, and favorable changes in prior year revenue estimates and collections, offset by changes in payor mix in the three months ended March 31, 2016. Contract and other revenue contributed 0.7% of same contract revenue growth between quarters. IPC reported revenue of $192.7 million in the first quarter of 2016 while legacy acquisitions contributed $43.4 million of growth in net revenue and net new contract revenue increased $9.0 million between quarters.
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
The components of net revenue include revenue from contracts that have been in effect for prior periods (same contract) and from net, new and acquired contracts during the periods, as set forth in the table below:

	Three Months Ended March 31,
	2015	2016
	(in thousands)
Same contract:
Fee for service revenue	$583,100	$627,519
Contract and other revenue	171,242	176,775
Total same contract	754,342	804,294
New contracts, net of terminations:
Fee for service revenue	52,191	60,339
Contract and other revenue	19,018	19,914
Total new contracts, net of terminations	71,209	80,253
Acquired contracts:
Fee for service revenue	14,907	230,207
Contract and other revenue	26	20,887
Total acquired contracts	14,933	251,094
Consolidated:
Fee for service revenue	650,198	918,065
Contract and other revenue	190,286	217,576
Total net revenue	$840,484	$1,135,641

The following table reflects the visits and procedures included within fee for service revenues described in the table above:

	Three Months Ended March 31,
	2015	2016
	(in thousands)
Fee for service visits and procedures:
Same contract	3,528	3,670
New and acquired contracts, net of terminations	460	2,926
Total fee for service visits and procedures	3,988	6,596
Professional Service Expenses. Professional service expenses, which include physician and provider costs, billing and collection expenses, and other professional expenses, totaled $902.6 million in the three months ended March 31, 2016 compared to $663.5 million in the three months ended March 31, 2015, an increase of $239.1 million, or 36.0%. This increase between quarters is primarily related to our acquisitions and new contracts and a 6.8% increase in same contract professional service expenses primarily associated with increases in provider compensation. Professional service expenses as a percentage of net revenue was 79.5% in the three months ended March 31, 2016 compared to 78.9% in the three months ended March 31, 2015.
Professional Liability Costs. Professional liability costs were $47.0 million in the three months ended March 31, 2016 compared to $26.6 million in the three months ended March 31, 2015, a increase of $20.4 million or 76.5%. Professional liability costs for the three months ended March 31, 2016 included an increase in prior year professional liability loss reserves of $14.3 million related to settlements in excess of coverage limits. Excluding the prior year reserve adjustment in the three months ended March 31, 2016, professional liability costs increased $6.1 million, or 22.8%. The increase was primarily attributed to an increase in provider hours including increases from acquisitions and new contracts between periods. Professional liability costs as a percentage of net revenue were 4.1% in the first quarter of 2016 and 3.2% in 2015. Excluding the prior year reserve adjustment in the three months ended March 31, 2016, professional liability costs as a percentage of net revenue were 2.9% in the first quarter of 2016.
General and Administrative Expenses. General and administrative expenses increased $30.5 million, or 41.5%, to $104.1 million for the three months ended March 31, 2016 from $73.6 million in the three months ended March 31, 2015. General and administrative expenses included contingent purchase compensation expense of $9.1 million for the three months ended March 31, 2016 compared to $7.9 million for the three months ended March 31, 2015. Excluding the contingent purchase compensation expense, general and administrative expense increased $29.3 million or 44.6%, to $95.0 million for the three months ended March 31, 2016 from $65.7 million in the three months ended March 31, 2015. The increase in general and administrative expenses between periods was due primarily to the impact of the IPC transaction and an increase in same contract costs.
Total general and administrative expenses as a percentage of net revenue were 9.2% in the first quarter of 2016 and 8.8% in the same quarter in 2015. Excluding contingent purchase compensation expense, general and administrative expenses as a percentage of net revenue were 8.4% in the first quarter of 2016 compared to 7.8% in the first quarter of 2015.
Other (Income) Expenses, Net. In the three months ended March 31, 2016, we recognized other income of $0.7 million compared to income of $3.3 million in the same quarter in 2015. The decrease of $2.5 million is primarily due to the sale of our equity investment in a hospital-based telemedicine consultation provider and certain assets that were held for sale in 2015. Additionally the change in the fair value of assets related to our non-qualified deferred compensation plan decreased between periods. This decrease was partially offset by an increase in realized gains on investments.
Depreciation. Depreciation expense was $8.0 million in the three months ended March 31, 2016 compared to $5.6 million for the three months ended March 31, 2015. The increase of $2.5 million was primarily due to capital expenditures in 2016 and 2015.
Amortization. Amortization expense was $23.5 million in the three months ended March 31, 2016 compared to $20.3 million for the three months ended March 31, 2015. The increase of $3.2 million was primarily a result of an increase in other intangibles recognized in connection with our acquisitions in 2016 and 2015.
Interest Expense, Net. Net interest expense increased $27.3 million to $31.3 million in the three months ended March 31, 2016 compared to $4.0 million in the corresponding quarter in 2015 primarily related to the addition of the tranche B term loan and the issuance of $545.0 million of 7.25% Senior Notes due in 2023, partially offset by a reduction in borrowings pursuant to our senior secured revolving credit facility (the revolving credit facility).
Transaction, Integration, and Reorganization Costs. Transaction, integration, and reorganization costs were $21.4 million for the three months ended March 31, 2016 and $1.1 million for the three months ended March 31, 2015. These expenses include IPC severance and integration costs of $8.5 million, $7.9 million of professional, advisory, and legal costs associated with the activities of (i) the Board's special advisory committee (which is responsible for reviewing and evaluating possible strategic alternatives available to the Company) and (ii) the JANA agreement, $4.7 million of severance and lease impairment costs associated with a reorganization of the Company's legacy operations, and $0.3 million of legacy transaction costs during the quarter.
Earnings (Loss) before Income Taxes. Loss before income taxes in the three months ended March 31, 2016 was $1.5 million compared to earnings of $49.2 million in the three months ended March 31, 2015.
Provision for (Benefit from) Income Taxes. The benefit from income taxes was $2.2 million in the three months ended March 31, 2016 compared to a provision o $21.2 million in the three months ended March 31, 2015.
Net Earnings. Net earnings were $0.7 million in the three months ended March 31, 2016 compared to $28.0 million in the three months ended March 31, 2015.
Net (Loss) Earnings Attributable to Noncontrolling Interests. Earnings (loss) attributable to noncontrolling interests were earnings of $63,000 for the three months ended March 31, 2016 compared to a loss of $15,000 for the three months ended March 31, 2015.
Net Earnings Attributable to Team Health Holdings, Inc. Net earnings attributable to Team Health Holdings, Inc. were $0.7 million and $28.1 million for the three months ended March 31, 2016 and March 31, 2015, respectively.
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
Cash flow provided by operations for the three months ended March 31, 2016 was $29.1 million compared to $2.5 million in the same period in 2015. Included in operating cash flow were contingent purchase price payments of $1.7 million and $3.9 million in the three months ended March 31, 2016 and March 31, 2015, respectively. Operating cash flow was also impacted by $8.1 million of cash transaction and integration costs associated with the IPC transaction in the three months ended March 31, 2016. Excluding the impact of the contingent purchase payments and the IPC transaction and integration costs, operating cash flow in 2016 increased $32.5 million to $38.9 million compared to $6.4 million in 2015. Operating cash flow in the first three months of 2016 reflects a reduced level of accounts receivable and accrued compensation and physician payable funding and a net income tax refund offset by an increased level of interest payments when compared to the prior year. Cash used in investing activities in the three months ended March 31, 2016 was $9.0 million compared to $37.7 million in the same period of 2015. The $28.8 million decrease in cash used in investing activities was principally due to a decrease in cash used for acquisitions between periods. Cash used in financing activities in the three months ended March 31, 2016 was $25.3 million compared to cash provided of $32.5 million in the three months ended March 31, 2015. The change in financing activities between periods was primarily related to changes in net revolving credit facility borrowings and payments between periods and an increase in term loan payments in 2016.
We spent $7.2 million in the first three months of 2016 and $9.8 million in the first three months of 2015 on capital expenditures. These expenditures were primarily for billing and information technology investments and related development projects along with projects in support of operational initiatives.
As of March 31, 2016, we had cash and cash equivalents of approximately $23.5 million and total outstanding debt of $2.43 billion (excluding the impact of $51.4 million of deferred financing costs). There were no known liquidity restrictions or impairments on our cash and cash equivalents as of March 31, 2016. We had no borrowings under our revolving credit facility outstanding as of March 31, 2016 and had $650.0 million of available borrowings under our revolving credit facility (without giving effect to $6.4 million of undrawn letters of credit). See Note 8 of the accompanying consolidated financial statements for a discussion of our indebtedness.
Our senior credit facility agreement, as amended, contains both affirmative and negative covenants, including limitations on our ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire our capital stock, acquire the capital stock or assets of another business and pay dividends, and require us to comply with a maximum total net leverage ratio, tested quarterly. At March 31, 2016, we were in compliance with all covenants under the senior credit facility agreement. The senior credit facility is secured by substantially all of our and our U.S. subsidiaries’ assets.
The indenture governing our 7.25% Senior Notes (Notes) contains restrictive covenants that limit among other things, the ability of us and our restricted subsidiaries to incur or guarantee additional debt or issue disqualified stock or certain preferred stock; pay dividends and make other distributions on, or redeem or repurchase, capital stock; make certain investments; incur certain liens; enter into certain transactions with affiliates; merge or consolidate; enter into agreements that restrict the ability of certain restricted subsidiaries to make dividends or other payments to us or each of our existing and future material domestic wholly-owned restricted subsidiaries, referred to, collectively, as “Guarantors;” designate restricted subsidiaries as unrestricted subsidiaries; and transfer or sell certain assets. These covenants are subject to a number of important limitations and exceptions. The indenture also contains customary events of default which would permit the holders of the Notes to declare those Notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the Notes or other material indebtedness, the failure to satisfy covenants and specified events of bankruptcy and insolvency.
Subject to any contractual restrictions, we and our subsidiaries or affiliates may from time to time, in their sole discretion, purchase, repay, redeem or retire any of our outstanding equity or debt securities in privately negotiated or open market transactions, by tender offer or otherwise.
We have historically been an acquirer of other physician staffing businesses and related interests. For the three months ended March 31, 2016, total net cash used in acquisitions, including contingent payments, was $7.2 million. As of March 31, 2016, we estimate future contingent payment obligations to be approximately $86.5 million for acquisitions made prior to March 31, 2016, which we expect to fund over a period of three years. $62.1 million was recorded as a liability on our balance sheet as of March 31, 2016, while the remaining estimated liability of $24.4 million will be recorded as contingent purchase and other acquisition compensation expense over the remaining performance period. See Note 3 of the accompanying consolidated financial statements for a discussion of our acquisitions and related contingent payment obligations.
We are currently in discussions with certain physician staffing businesses regarding potential acquisition opportunities. If we consummate any of these potential acquisitions, we would expect to fund such acquisitions using our existing cash, through borrowings under our revolving credit facility, or through the issuance of additional debt or equity. See Note 3 of the accompanying consolidated financial statements for a discussion of the Company's acquisition activity and related contingent purchase obligations.
Effective March 12, 2003, we began providing for professional liability risks in part through captive insurance subsidiary. Prior to such date, we insured such risks principally through the commercial insurance market. The change in the professional liability insurance program initially resulted in increased cash flow due to the retention of cash formerly paid out in the form of insurance premiums to a commercial insurance company coupled with a long period (typically 2-4 years or longer on average) before cash payout of such losses occurs. A portion of such cash retained is retained within our captive insurance subsidiaries and therefore is not immediately available for general corporate purposes. Investments held by the Company and our captive insurance subsidiaries are carried at fair market value. As of March 31, 2016, these investments totaled approximately $113.9 million, including a $2.7 million net unrealized gain. See Note 5 of the accompanying consolidated financial statements for a discussion of the investments held by the Company and our captive insurance subsidiaries.
Effective June 1, 2014, we renewed our fronting carrier program with a commercial insurance carrier through May 31, 2016. In June 2015, we paid cash premiums of approximately $18.5 million to the commercial insurance carrier. For the three months ended March 31, 2016, we funded approximately $11.3 million of premiums to our captive insurance subsidiaries.
We present Adjusted EBITDA as a supplemental measure of our performance. We define Adjusted EBITDA as net earnings attributable to Team Health Holdings, Inc. before interest expense, taxes, depreciation and amortization, as further adjusted to exclude the non-cash items and the other adjustments shown in the table below. We present Adjusted EBITDA because we believe it assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. We believe that the presentation of Adjusted EBITDA is appropriate to provide additional information to investors about the calculation of and compliance with our debt agreements. Adjusted EBITDA is a material component of these covenants.
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

The following table sets forth a reconciliation of net earnings attributable to Team Health Holdings, Inc. to Adjusted EBITDA:

	Three Months Ended March 31,
	2015	2016
	(in thousands)
Net earnings attributable to Team Health Holdings, Inc.	$28,054	$668
Interest expense, net	3,989	31,292
Provision for (benefit from) income taxes	21,155	(2,214)
Depreciation	5,573	8,037
Amortization	20,277	23,511
Other (income) expenses, net(a)	(3,280)	(732)
Contingent purchase and other acquisition compensation expense(b)	7,904	9,089
Transaction, integration, and reorganization costs(c)	1,086	21,395
Equity based compensation expense(d)	3,543	7,583
Insurance subsidiaries interest income	504	579
Professional liability loss reserve adjustments associated with prior years	—	14,284
Severance and other charges	518	346
Adjusted EBITDA	$89,323	$113,838

(a)	Reflects gain or loss on sale of assets, realized gains on investments, and changes in fair value of investments associated with the Company’s non-qualified retirement plan.

(b)	Reflects expense recognized for historical and estimated future contingent payments and other compensation expense associated with acquisitions.

(c)	Reflects transaction and integration costs, reorganization expenses, and advisory, legal and other professional service fees from the Board's special advisory committee process and JANA agreement.

(d)	Reflects costs related to equity awards granted under the Company's equity based compensation plans.
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
At March 31, 2016, the fair value of the Company’s total debt was approximately $2.47 billion, which had a carrying value of $2.43 billion, all of which was variable debt. If the market interest rates for the Company’s variable rate borrowings had averaged 1% more subsequent to December 31, 2015, the Company’s interest expense would have increased, and earnings before income taxes would have decreased, by approximately $4.9 million for the three months ended March 31, 2016. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management could take actions in an attempt to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company’s financial structure.

Item 4.	Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired objectives. As of March 31, 2016, we conducted an evaluation under the supervision and with the participation of our management, including our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. As a result of the completion of the IPC Healthcare, Inc. (IPC) acquisition on November 23, 2015, we have begun our analysis of the systems of disclosure controls and procedures and internal controls over financial reporting of IPC and to integrate them within our broader framework of controls. The SEC’s rules require us to include acquired entities in our assessment of the effectiveness of internal control over financial reporting no later than the annual management report following the first anniversary of the acquisition. We plan to complete the evaluation and the integration of IPC within the required time frames and report management’s assessment of our internal control over financial reporting in our first annual report in which such assessment is required for this acquisition. Accordingly, as permitted by the SEC, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of its newly-acquired IPC operations, which are included in the consolidated financial statements for the period ending March 31, 2016. IPC represents $1.86 billion and $1.66 billion of total and net assets, respectively, as of March 31, 2016 and $192.7 million and $6.0 million of net revenues and net earnings, respectively, for the three months then ended. Based on that evaluation, our Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that as of March 31, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting: There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
The information required with respect to this item can be found under “Contingencies” in note 10 of the notes to the Company's consolidated financial statements contained in this quarterly report on Form 10-Q and is incorporated by reference into this Item 1.

Item 1A.	Risk Factors
For a discussion of our potential risks and uncertainties, please see “Risk Factors” in Part 1, Item 1A of our annual report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on February 22, 2016. In addition, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors and Trends that Affect Our Results of Operations” herein and the 2015 Form 10-K. In addition to the risk factors disclosed in Part 1, Item 1A of the 2015 Form 10-K, the following are certain additional risk factors related to our business:
Risks Related to Our Business

We participate in risk-based partnerships related to value based payment programs with payors and other healthcare providers which, if unsuccessful, could adversely affect our financial performance.
We have entered into and in the future expect to enter into risk-based partnerships related to value based payment programs, which are designed to encourage healthcare providers to assume financial and performance accountability for outcomes and work together to better coordinate care for patients at all stages of treatment. The Bundled Payments for Care Improvement Initiative (BPCI), which was developed by the Centers for Medicare & Medicaid Services (CMS) in order to achieve higher quality and more coordinated care at a lower cost to Medicare and in which our participation began in 2015, is an example of a risk-based partnership. We view taking advantage of targeted risk-based initiatives as an important part of our business strategy. Such initiatives allow us the opportunity to develop our integrated service offerings across the patient continuum, further cultivate our relationships with hospitals, hospital systems and other payors, and prepare for changes to the way in which Medicare pays physicians under the Physician Fee Schedule based on participation in the Merit-Based Incentive Payment System (MIPS) or an alternative payment model (APM).
Proceeding with such initiatives can be time consuming and costly, and there can be no assurance that our efforts in partnerships and programs will ultimately be successful. If we fail to deliver quality care under these risk-based partnerships at a cost that falls within our expectations, or are unable to adequately evaluate and manage the risks we are assuming, our participation in these initiatives may be less profitable than previously expected, or we may be subject to significant financial penalties depending on the program we are involved with. If we are unsuccessful in implementing these initiatives and partnerships, it could materially and adversely affect our business, financial condition, and results of operations.

We may experience a negative impact to our results of operations as a result of recent or potential federal and state legislation that restricts our ability to balance bill patients.
Over the last several years, the practice of balance billing has gained significant attention in the media from consumers and their advocacy groups. In response, several states have passed statutes, or are currently engaged in legislative efforts, to prohibit the practice of balance billing. Statues have passed in New York, Connecticut and Florida within the last year. Florida's law expanded an existing balance billing statute to include Preferred Provider Plan (PPO) as well as Health Maintenance Organization (HMO) insurance products. Other states such as California, Texas and New Jersey are considering balance billing restrictions as well. Given the limited number of medical claims that are both out-of-network and balance billed to patients by the Company, the effect of balance billing statutes on the Company are anticipated to be minimal, but could still impact our business, financial condition, and results of operations.

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

10.1
Corporate Agreement, dated as of March 22, 2016 between JANA Partners, LLC and Team Health Holdings, Inc. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed on March 23, 2016: File No. 001-34583)

31.1	Certification by Michael D. Snow for Team Health Holdings, Inc. dated May 9, 2016 as required by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification by David P. Jones for Team Health Holdings, Inc. dated May 9, 2016 as required by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Certification by Michael D. Snow for Team Health Holdings, Inc. dated May 9, 2016 as required by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.2	Certification by David P. Jones for Team Health Holdings, Inc. dated May 9, 2016 as required by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2016 and December 31, 2015, (ii) Consolidated Statement of Comprehensive Earnings for the three months ended March 31, 2016 and 2015, (iii) Consolidated Statement of Cash Flows for the three months ended March 31, 2016 and 2015, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEAM HEALTH HOLDINGS, INC.

May 9, 2016	/S/ MICHAEL D. SNOW
Michael D. Snow President and Chief Executive Officer

May 9, 2016	/S/ DAVID P. JONES
David P. Jones Executive Vice President and Chief Financial Officer