Form 10-Q
period 2016-06-30
TEAM HEALTH HOLDINGS INC.
filed 2016-08-02
CIK 1082754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 28, 2016, there were outstanding 74,157,535 shares of common stock of Team Health Holdings, Inc., with a par value of $0.01.

FORWARD LOOKING STATEMENTS
Statements made in this Form 10-Q that are not historical facts and that reflect the current view of Team Health Holdings, Inc. (the Company) about future events and financial performance are hereby identified as “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Some of these statements can be identified by terms and phrases such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “could,” “should,” “may,” “plan,” “project,” “predict” and similar expressions. The Company cautions readers of this Form 10-Q that such “forward looking statements,” including without limitation, those relating to the Company’s future business prospects, revenue, working capital, professional liability expense, liquidity, capital needs, interest costs and income, wherever they occur in this Form 10-Q or in other statements attributable to the Company, are necessarily estimates reflecting the judgment of the Company’s senior management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the “forward looking statements.” Factors that could cause our actual results to differ materially from those expressed or implied in such forward-looking statements include, but are not limited to:

•	the current U.S. and global economic conditions;

•	the current U.S. and state healthcare reform legislative initiatives;

•	our exposure to financial risk under the BPCI program and other value based payment programs;

•	our ability to find suitable acquisition candidates or successfully integrate completed acquisitions, including our acquisition of IPC Healthcare, Inc. (IPC);

•	our ability to realize the expected benefits of the acquisition of IPC.;

•	the risk that the IPC acquisition disrupts current plans and operations and disrupts our relationship with payors, physicians and other healthcare professionals;

•	our ability to realize the value of intangible assets, including goodwill, recognized in connection with our acquisitions;

•	the effect and interpretation of current or future government regulation of the healthcare industry, and our ability to comply with these regulations;

•	our exposure to billing investigations and audits by private payors and federal and state authorities, as well as auditing contractors for governmental programs;

•	our exposure to professional liability lawsuits;

•	the adequacy of our insurance reserves;

•	our reliance on reimbursements by third-party payors, as well as payments by individuals;

•	the impact of recent or potential federal and state legislation that restricts our ability to balance bill patients, or prescribes how potential out of network charges are calculated and reimbursed;

•	change in rates or methods of government payments for our services;

•	the general level of emergency department patient volumes at our clients’ facilities;

•	our exposure to the financial risks associated with fee for service contracts;

•	our ability to timely or accurately bill for services;

•	our ability to timely enroll healthcare professionals in the Medicare program;

•	a reclassification of independent contractor physicians by tax authorities;

•	the concentration of a significant number of our programs in certain states, particularly Florida, Ohio, and Tennessee;

•	any loss of or failure to renew contracts within the Military Health System Program, which are subject to a competitive bidding process;

•	our exposure to litigation;

•	fluctuations in our quarterly operating results, which could affect our ability to raise new capital for our business;

•	effect on our revenues if we experience a net loss of contracts;

•	our ability to accurately assess the costs we will incur under new contracts;

•	our ability to implement our business strategy and manage our growth effectively;

•	our future capital needs and ability to raise capital when needed;

•	our ability to successfully recruit and retain qualified healthcare professionals;

•	enforceability of our non-competition and non-solicitation contractual arrangements with some affiliated physicians and professional corporations;

•	the high level of competition in our industry;

•	our dependence on numerous complex information systems and our ability to maintain these systems or implement new systems or any disruptions in our information systems;

•	our ability to protect our proprietary technology and services;

•	our loss of key personnel and/or ability to attract and retain highly qualified personnel;

•	our ability to comply with privacy regulations regarding the use and disclosure of patient information;

•	our ability to comply with federal or state anti-kickback laws;

•	our ability to comply with federal and state physician self-referral laws and regulations or issuance of additional legislative restrictions;

•	changes in existing laws or regulations, adverse judicial or administrative interpretations of these laws and regulations or enactment of new legislation;

•	changes in accounting standards, rules and interpretations or inaccurate estimates or assumptions in the application of accounting policies and the impact on our financial statements;

•	our exposure to a loss of contracts with our physicians or termination of relationships with our affiliated professional corporations in order to comply with antitrust laws;

•	our substantial indebtedness and ability to incur substantially more debt;

•	our ability to generate sufficient cash to service our debt; and

•	restrictive covenants in our debt agreements, which may restrict our ability to pursue our business strategies and our ability to comply with them.
For a more detailed discussion of these factors, see the information under the caption “Risk Factors” herein and in the Company’s most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein and in the Company’s most recent Annual Report on Form 10-K filed on February 22, 2016.
The Company’s forward-looking statements speak only as of the date of this report or as of the date they are made. The Company disclaims any intent or obligation to update any “forward looking statement” made in this Form 10-Q to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

TEAM HEALTH HOLDINGS, INC.
QUARTERLY REPORT FOR THE SIX MONTHS
ENDED JUNE 30, 2016

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
TEAM HEALTH HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2015	June 30, 2016
	(Unaudited) (In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$28,563	$16,281
Short-term investments	1,985	1,581
Accounts receivable, less allowance for uncollectibles of $500,645 and $655,050 in 2015 and 2016, respectively	730,459	787,169
Prepaid expenses and other current assets	73,807	66,492
Receivables under insured programs	36,004	40,801
Income tax receivable	28,791	13,526
Total current assets	899,609	925,850
Insurance subsidiaries' and other investments	111,940	111,390
Property and equipment, net	87,907	86,727
Other intangibles, net	335,637	325,284
Goodwill	2,427,802	2,447,856
Deferred income taxes	50,250	40,369
Receivables under insured programs	90,747	98,912
Other	56,950	65,364
	$4,060,842	$4,101,752
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$66,358	$57,000
Accrued compensation and physician payable	337,455	316,404
Other accrued liabilities	257,651	299,509
Current maturities of long-term debt	68,900	61,870
Total current liabilities	730,364	734,783
Long-term debt, less current maturities	2,337,363	2,311,598
Other non-current liabilities	346,427	357,302
Shareholders’ equity:
Common stock, ($0.01 par value; 100,000 shares authorized, 73,092 and 74,156 shares issued and outstanding at December 31, 2015 and June 30, 2016, respectively)	731	742
Additional paid-in capital	836,458	865,896
Accumulated deficit	(196,144)	(176,691)
Accumulated other comprehensive earnings	1,503	2,414
Team Health Holdings, Inc. shareholders’ equity	642,548	692,361
Noncontrolling interests	4,140	5,708
Total shareholders' equity including noncontrolling interests	646,688	698,069
	$4,060,842	$4,101,752
See accompanying notes to consolidated financial statements.

TEAM HEALTH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Three Months Ended June 30,
	2015	2016
	(Unaudited) (In thousands, except per share data)
Net revenues before provision for uncollectibles	$1,466,984	$1,815,904
Provision for uncollectibles	589,029	693,328
Net revenues	877,955	1,122,576
Cost of services rendered (exclusive of depreciation and amortization shown separately below)
Professional service expenses	687,540	891,141
Professional liability costs	27,279	33,455
General and administrative expenses (includes contingent purchase and other acquisition compensation expense of $7,856 and $9,762 in 2015 and 2016, respectively)	78,586	95,548
Other (income) expenses, net	961	(879)
Depreciation	5,560	8,066
Amortization	21,175	24,142
Interest expense, net	4,571	30,437
Transaction, integration, and reorganization costs	2,215	6,106
Loss on refinancing of debt	—	1,069
Earnings before income taxes	50,068	33,491
Provision for income taxes	21,186	14,577
Net earnings	28,882	18,914
Net (loss) earnings attributable to noncontrolling interests	(53)	129
Net earnings attributable to Team Health Holdings, Inc.	$28,935	$18,785

Net earnings per share of Team Health Holdings, Inc.
Basic	$0.40	$0.25
Diluted	$0.39	$0.25
Weighted average shares outstanding
Basic	71,956	73,958
Diluted	73,602	75,234

Other comprehensive (loss) earnings, net of tax:
Net change in fair value of investments, net of tax of $(340) and $338 for 2015 and 2016, respectively	(573)	628
Comprehensive earnings	28,309	19,542
Comprehensive (loss) earnings attributable to noncontrolling interests	(53)	129
Comprehensive earnings attributable to Team Health Holdings, Inc.	$28,362	$19,413
See accompanying notes to consolidated financial statements.

TEAM HEALTH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Six Months Ended June 30,
	2015	2016
	(Unaudited) (In thousands, except per share data)
Net revenues before provision for uncollectibles	$2,865,273	$3,655,435
Provision for uncollectibles	1,146,834	1,397,218
Net revenues	1,718,439	2,258,217
Cost of services rendered (exclusive of depreciation and amortization shown separately below)
Professional service expenses	1,351,005	1,793,724
Professional liability costs	53,897	80,439
General and administrative expenses (includes contingent purchase and other acquisition compensation expense of $15,760 and $18,851 in 2015 and 2016, respectively)	152,148	199,602
Other (income) expenses, net	(2,321)	(1,611)
Depreciation	11,134	16,103
Amortization	41,452	47,653
Interest expense, net	8,560	61,730
Transaction, integration, and reorganization costs	3,301	27,501
Loss on refinancing of debt	—	1,069
Earnings before income taxes	99,263	32,007
Provision for income taxes	42,341	12,363
Net earnings	56,922	19,644
Net (loss) earnings attributable to noncontrolling interests	(67)	191
Net earnings attributable to Team Health Holdings, Inc.	$56,989	$19,453

Net earnings per share of Team Health Holdings, Inc.
Basic	$0.80	$0.26
Diluted	$0.78	$0.26
Weighted average shares outstanding
Basic	71,666	73,650
Diluted	73,137	75,129

Other comprehensive earnings (loss), net of tax:
Net change in fair value of investments, net of tax of $(337) and $492 for 2015 and 2016, respectively	(600)	911
Comprehensive earnings	56,322	20,555
Comprehensive (loss) earnings attributable to noncontrolling interests	(67)	191
Comprehensive earnings attributable to Team Health Holdings, Inc.	$56,389	$20,364

See accompanying notes to consolidated financial statements.

TEAM HEALTH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2015	2016
	(Unaudited) (In thousands)
Operating Activities
Net earnings	$56,922	$19,644
Adjustments to reconcile net earnings:
Depreciation	11,134	16,103
Amortization	41,452	47,653
Amortization of deferred financing costs	727	4,394
Equity based compensation expense	9,213	14,374
Provision for uncollectibles	1,146,834	1,397,218
Deferred income taxes	(14,578)	2,794
Non-cash loss on refinancing of debt	—	905
(Gain) loss on sale of investments and other assets	(400)	94
Equity in joint venture income	(1,714)	(2,990)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,244,045)	(1,459,597)
Prepaids and other assets	(9,753)	715
Income tax accounts	3,967	11,319
Accounts payable	5,555	(8,950)
Accrued compensation and physician payable	(10,710)	(14,972)
Contingent purchase liabilities	6,872	16,237
Other accrued liabilities	(2,178)	(4,586)
Professional liability reserves	18,870	14,067
Net cash provided by operating activities	18,168	54,422
Investing Activities
Purchases of property and equipment	(17,364)	(15,333)
Net proceeds from disposition of assets held for sale and property and equipment	269	50
Cash paid for acquisitions, net of cash acquired	(84,792)	(29,930)
Payments for the purchase of investments	—	(458)
Proceeds from the sale of investments	6,560	1,169
Purchases of investments at insurance subsidiaries	(44,935)	(46,539)
Proceeds from investments at insurance subsidiaries	51,187	48,184
Net cash used in investing activities	(89,075)	(42,857)
Financing Activities
Payments on long-term debt	(7,500)	(21,568)
Proceeds from note payable	—	288
Payments on revolving credit facility	(631,000)	(463,200)
Proceeds from revolving credit facility	701,500	448,700
Payments of financing costs	—	(1,587)
Payments related to contingent purchase obligations	—	(6,888)
Contributions from noncontrolling interests	1,377	1,377
Proceeds from the issuance of common stock under stock purchase plans	3,445	4,952
Proceeds from exercise of stock options	20,519	15,756
Tax benefit from exercise of stock options	13,775	1,075
Payments related to settlement of equity based awards	—	(2,752)
Net cash provided by (used in) financing activities	102,116	(23,847)
Net increase (decrease) in cash and cash equivalents	31,209	(12,282)
Cash and cash equivalents, beginning of period	20,094	28,563
Cash and cash equivalents, end of period	$51,303	$16,281
Supplemental cash flow information:
Interest paid	$9,380	$61,562
Taxes paid, net of refunds	$37,160	$(2,368)
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
Note 2. Recently Adopted and Recently Issued Accounting Guidance

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (FASB) in the form of accounting standards updates (ASUs) to the FASB’s Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on the Company's consolidated financial position or results of operations.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which establishes a comprehensive revenue recognition standard for virtually all industries under U.S. GAAP. The standard is effective for public entities for annual reporting periods beginning after December 15, 2017, including interim periods therein, with early adoption permitted for annual reporting periods beginning after December 15, 2016, including interim periods therein. The Company is in the process of evaluating the impact that adoption of this new accounting standard may have on the Company's consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which will change how companies account for and present lease arrangements. The guidance requires companies to recognize leased assets and liabilities for both capital and operating leases. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, and interim periods therein, and early adoption is permitted. Companies are required to adopt the guidance on a modified retrospective method. The Company is in the process of evaluating the impact that adoption of this new accounting standard may have on the Company's consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting,” which requires companies to recognize the income tax effects of awards in the income statement when the awards vest or are settled (i.e., additional paid-in-capital pools will be eliminated). In addition, the new guidance changes the limit that companies are allowed to withhold for employees without triggering liability classification and allows companies to make a policy election to either recognize forfeitures as they occur or estimate them. The new guidance is  effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods, and early adoption is permitted. The required transition methods for each aspect of the new guidance varies between prospective, retrospective and modified retrospective. The Company has not yet determined which method of adoption it will select and is in the process of evaluating the impact that adoption of this new accounting standard may have on the Company's consolidated financial statements.

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
Note 3. Acquisitions and Contingent Purchase Obligations
Acquisitions
During the six months ended June 30, 2016, the Company completed three acquisitions of emergency medicine businesses with operations in Rhode Island, Connecticut, California and Ohio for a total of $29.9 million, which expanded the Company's emergency medicine presence in those respective markets. The results of operations of the acquired businesses have been included in the Company’s consolidated financial statements beginning on the acquisition date. Pro forma results of operations have not been presented because the effect of these acquisitions is not material to the Company’s consolidated results of operations individually or in the aggregate.

The purchase price for these acquisitions was allocated, based on management’s estimates, in accordance with ASC Topic 805, “Business Combinations” (ASC 805). The Company’s purchase price allocation for business combinations completed during recent periods is preliminary and may be subject to revision as additional information about the fair value of acquired working capital becomes available. Additional information, which existed as of the acquisition date but at that time was unknown to the Company, may become known to the Company during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date. The purchase price for these acquisitions completed during the six months ended June 30, 2016 was allocated as shown in the table below (in thousands):

June 30, 2016
Accounts receivable	$1,286
Prepaid expenses and other assets	3
Other intangibles (consisting of physician and hospital agreements)	15,600
Goodwill (of which $3.8 million is tax deductible)	16,601
Accounts payable	(41)
Accrued compensation and physician payable	(291)
Other accrued liabilities	(241)
Net deferred income taxes	(2,987)

Total purchase price	$29,930
IPC Healthcare, Inc. (IPC) Acquisition
On November 23, 2015, the Company completed the acquisition of IPC in a cash transaction. At closing, the Company paid approximately $1.60 billion in cash to the former owners of IPC in exchange for all of the outstanding equity interests of IPC.
The accounting for the acquisition of IPC will be completed within the timeframe prescribed by the provisions of ASC 805. The Company continues to obtain information relative to the fair values of assets acquired and liabilities assumed. Acquired assets and assumed liabilities include, but are not limited to, accounts receivable, other intangible assets, current and noncurrent taxes payable, deferred taxes, contingent purchase liabilities, and other accrued liabilities. The valuations are based on appraisal reports or other appropriate valuation techniques to determine the fair value of the assets acquired or liabilities assumed.
During 2016, factors became known that resulted in changes to the purchase price allocation of assets and liabilities, existing at the date of the IPC transaction. The estimated fair values of assets acquired and liabilities assumed, specifically accounts receivable, current and noncurrent taxes payable, deferred taxes, contingent purchase liability and other intangible assets, may be subject to change as additional information is received. The purchase price allocation adjustments for this acquisition are summarized as follows (in thousands):

	As of	Adjustments to	As of
	December 31, 2015	Purchase Price Allocation	June 30, 2016
Short term investments	$1,985	$—	$1,985
Accounts receivable	127,265	(6,955)	120,310
Prepaid expenses and other assets	6,347	(316)	6,031
Receivables under insured programs	36,255	—	36,255
Property and equipment	10,541	216	10,757
Income tax receivable	12,528	—	12,528
Net deferred income taxes	64,301	(3,608)	60,693
Other intangibles (consisting of marketing-related and technology-based intangibles and physician and hospital agreements)	4,975	21,700	26,675
Goodwill (of which the tax deductible amount was $368,283)	1,574,757	3,212	1,577,969
Accounts payable	(15,627)	(33)	(15,660)
Accrued compensation and physician payable	(43,856)	—	(43,856)
Other accrued liabilities	(63,809)	(13,260)	(77,069)
Contingent purchase liability	(30,639)	(2,768)	(33,407)
Assumed notes payable	(148,249)	—	(148,249)
Other non-current liabilities	(61,894)	1,812	(60,082)

Total consideration paid, net of acquired cash and cash equivalents of $28,059	$1,474,880	$—	$1,474,880
Subsequent Acquisition
In July 2016, the Company completed the acquisition of the operations of an anesthesiology business located in Florida. This acquisition will add approximately 18,000 patient visits annually to the Company's existing anesthesia operations. The Company is still in the process of completing the purchase price allocation for this acquisition.
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
As of June 30, 2016, the Company estimates it may have to pay $101.1 million in future contingent payments for acquisitions made prior to June 30, 2016, based upon the current projected performance of the acquired operations of which $69.2 million is recorded as a liability in other liabilities and other non-current liabilities on the Company’s consolidated balance sheet. The remaining estimated liability of $31.9 million will be recorded as contingent purchase compensation expense over the remaining performance periods. The current estimate of future contingent payments could increase or decrease depending upon the actual performance of the acquisition over the respective performance periods. These payments will be made should the acquired operations achieve the financial targets or certain contract terms as agreed to in the respective acquisition agreements, including the requirements for continuing employment. When measured on a recurring basis, this liability is considered Level 3 in the fair value hierarchy due to the use of unobservable inputs to measure fair value.
The contingent purchase and other acquisition compensation expense recognized for the six months ended June 30, 2015 and 2016 was $15.8 million and $18.9 million, respectively.

The changes to the Company’s accumulated contingent purchase liability for the six months ended June 30, 2016 are as follows (in thousands):

Contingent purchase liability at December 31, 2015	$57,080
Payments	(9,501)
Contingent purchase and other acquisition compensation expense recognized	18,851
Adjustments to contingent purchase liability recognized at acquisition date	2,781
Contingent purchase liability at June 30, 2016	$69,211
Estimated unrecognized contingent purchase compensation expense as of June 30, 2016 is as follows (in thousands):

For the remainder of the year ended December 31, 2016	$16,409
For the year ended December 31, 2017	9,681
For the year ended December 31, 2018	3,635
For the year ended December 31, 2019	1,515
For the year ended December 31, 2020	625
$31,865
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

The following table provides information on those assets and liabilities the Company currently measures at fair value on a recurring basis as of December 31, 2015 and June 30, 2016 (in thousands):

	Carrying Amount in Consolidated Balance Sheet December 31, 2015	Fair Value December 31, 2015	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3
Insurance subsidiaries' and other investments:
Money market funds	$18,238	$18,238	$18,238	$—	$—
Municipal bonds	87,121	87,121	—	87,121	—
Mutual funds	64	64	—	64	—
Private investments	2,818	2,818	—	—	2,818
Corporate bonds	3,699	3,699	—	3,699	—
Total investments of insurance subsidiaries	$111,940	$111,940	$18,238	$90,884	$2,818
Supplemental employee retirement plan investments:
Mutual funds	$45,868	$45,868	$—	$45,868	$—

	Carrying Amount in Consolidated Balance Sheet June 30, 2016	Fair Value June 30, 2016	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3
Insurance subsidiaries' and other investments:
Money market funds	$14,654	$14,654	$14,654	$—	$—
Municipal bonds	86,389	86,389	—	86,389	—
Mutual funds	54	54	—	54	—
Private investments	2,185	2,185	—	—	2,185
Corporate bonds	8,108	8,108	—	8,108	—
Total investments of insurance subsidiaries	$111,390	$111,390	$14,654	$94,551	$2,185
Supplemental employee retirement plan investments:
Mutual funds	$52,237	$52,237	$—	$52,237	$—
The Company’s insurance subsidiaries' and other investments are valued using market prices on active markets (Level 1) and less active markets (Level 2), in addition to using alternative information when market data is not available (Level 3). Level 1 investment valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 investment valuations are obtained from readily available pricing sources for comparable investments or identical investments in less active markets. The fair values of the Company’s supplemental employee retirement investments are based on quoted prices. Level 3 investment valuations require significant management judgment and are based on transaction price, company performance, and market conditions. For the six months ended June 30, 2016 there were no transfers between Levels 1, 2 or 3. See Note 5 for more information regarding the Company’s investments.
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
In addition to the preceding disclosures prescribed by the provisions of FASB ASC Topic 820, ASC Topic 825 “Financial Instruments” requires the disclosure of the estimated fair value of financial instruments. The Company’s short term financial instruments include cash and cash equivalents, short term investments, accounts receivable, and accounts payable. The carrying value of the short term financial instruments approximates the fair value due to their short term nature. These financial instruments have no stated maturities or the financial instruments have short term maturities that approximate market.
The fair value of the Company's debt is estimated using quoted market prices when available. When quoted market prices are not available, fair value is estimated based on current market interest rates for debt with similar maturities (Level 2). At June 30, 2016, the estimated fair value of the Company’s outstanding debt was $2.47 billion compared to a carrying value of $2.42 billion.
Note 5. Investments

Investments are primarily comprised of securities held by the Company and its captive insurance subsidiaries in connection with its participant directed supplemental employee retirement plan. Investments held by the Company and its captive insurance subsidiaries are classified as available-for-sale securities. The unrealized gains or losses of investments held by the Company and its captive insurance subsidiaries are included in accumulated other comprehensive earnings as a separate component of shareholders’ equity, unless the decline in value is deemed to be other-than-temporary and the Company does not have the intent and ability to hold such securities until their full cost can be recovered, in which case such securities are written down to fair value and the loss is charged to current period earnings.

The investments held by the Company in connection with its participant directed supplemental employee retirement plan are classified as trading securities; therefore, changes in fair value associated with these investments are recognized as a component of earnings.
At December 31, 2015 and June 30, 2016, amortized cost basis and aggregate fair value of the Company’s available-for-sale securities by investment type were as follows (in thousands):

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2015
Money market funds	$18,238	$—	$—	$18,238
Municipal bonds	84,983	2,411	(273)	87,121
Mutual funds	64	—	—	64
Private investments	2,712	106	—	2,818
Corporate bonds	3,718	6	(25)	3,699
	$109,715	$2,523	$(298)	$111,940
June 30, 2016
Money market funds	$14,654	$—	$—	$14,654
Municipal bonds	83,100	3,432	(143)	86,389
Mutual funds	54	—	—	54
Private Investments	1,982	203	—	2,185
Corporate bonds	7,974	134	—	8,108
	$107,764	$3,769	$(143)	$111,390
At December 31, 2015 and June 30, 2016, the amortized cost basis and aggregate fair value of the Company’s available-for-sale securities by contractual maturities were as follows (in thousands):

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2015
Due in less than one year	$24,099	$35	$(54)	$24,080
Due after one year through five years	57,537	1,647	(79)	59,105
Due after five years through ten years	23,389	674	(56)	24,007
Due after ten years	1,914	61	(109)	1,866
Total	$106,939	$2,417	$(298)	$109,058
June 30, 2016
Due in less than one year	$24,816	$122	$(17)	$24,921
Due after one year through five years	58,911	2,235	(25)	61,121
Due after five years through ten years	20,001	1,204	—	21,205
Due after ten years	2,000	5	(101)	1,904
Total	$105,728	$3,566	$(143)	$109,151

A summary of the Company’s temporarily impaired available-for-sale investment securities as of December 31, 2015 and June 30, 2016 follows (in thousands):

	Impaired Less Than 12 Months			Impaired Over 12 Months		Total
	Fair Value	Unrealized Losses		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2015
Municipal bonds	$13,189	$(103)		$2,575	$(170)	$15,764	$(273)
Corporate bonds	3,120	(25)		—	—	3,120	(25)
Total investment	$16,309	$(128)		$2,575	$(170)	$18,884	$(298)
June 30, 2016
Municipal bonds	$2,405	$(30)		$2,782	$(113)	$5,187	$(143)
Corporate bonds	1,048	—	(a)	—	—	1,048	—
Total investment	$3,453	$(30)		$2,782	$(113)	$6,235	$(143)
(a) Unrealized loss is less than $1,000.

The unrealized losses resulted from changes in market interest rates, not from changes in the probability of contractual cash flows. Because the Company has the ability and intent to hold the investments until a recovery of carrying value and full collection of the amounts due according to the contractual terms of the investments is expected, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2016.
During the six months ended June 30, 2016, the Company recorded a gain of approximately $0.4 million on the sale of specifically identified investments.
As of December 31, 2015 and June 30, 2016, the investments related to the participant directed supplemental employee retirement plan totaled $45.9 million and $52.2 million, respectively, and are included in other assets in the accompanying consolidated balance sheets. The net trading gains on those investments for the six months ended June 30, 2015 and June 30, 2016 that were still held by the Company as of June 30, 2015 and June 30, 2016 are as follows (in thousands):

	2015	2016
Net gains (losses) recognized during the six months ended June 30, 2015 and 2016, respectively on trading securities	$1,066	$(530)
Less: Net gains (losses) recognized during the period on trading securities sold during the six months ended June 30, 2015 and 2016, respectively	20	(207)
Unrealized gains (losses) recognized on trading securities still held at June 30, 2015 and 2016, respectively	$1,046	$(323)

Note 6. Net Revenues
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

Net revenues consisted of the following (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2016		2015		2016
Medicare	$178,168	20.3%	$339,092	30.2%	$346,927	20.2%	$687,863	30.5%
Medicaid	157,601	18.0	202,918	18.1	310,136	18.0	399,810	17.7
Commercial and managed care	448,043	51.0	526,954	46.9	860,000	50.0	1,060,089	46.9
Self-pay	464,089	52.9	505,687	45.0	908,342	52.9	1,014,549	44.9
Other	19,921	2.3	23,147	2.1	40,202	2.3	46,961	2.1
Unbilled	5,523	0.6	(6,695)	(0.6)	13,609	0.8	2,583	0.1
Net fee for service revenue before provision for uncollectibles	1,273,345	145.0	1,591,103	141.7	2,479,216	144.3	3,211,855	142.3
Contract revenue before provision for uncollectibles	183,727	20.9	206,117	18.4	367,367	21.4	406,945	18.0
Other	9,912	1.2	18,684	1.7	18,690	1.0	36,635	1.6
Net revenues before provision for uncollectibles	1,466,984	167.1	1,815,904	161.8	2,865,273	166.7	3,655,435	161.9
Provision for uncollectibles	(589,029)	(67.1)	(693,328)	(61.8)	(1,146,834)	(66.7)	(1,397,218)	(61.9)
Net revenues	$877,955	100.0%	$1,122,576	100.0%	$1,718,439	100.0%	$2,258,217	100.0%
The Company employs several methodologies for determining its allowance for uncollectibles depending on the nature of the net revenues before provision for uncollectibles recognized. The Company initially determines gross revenue for its fee for service patient visits based upon established fee schedule prices. Such gross revenue is reduced for estimated contractual allowances for those patient visits covered by contractual insurance arrangements to result in estimated net revenues before provision for uncollectibles. Net revenues before provision for uncollectibles is then reduced for management’s estimate of uncollectible amounts. Fee for service net revenues represents estimated cash to be collected from such patient visits and is net of management’s estimate of account balances estimated to be uncollectible. The provision for uncollectible fee for service patient visits is based on historical experience resulting from approximately twenty-three million fee for service patient visits and procedures over the last twelve months. The significant volume of patient visits and the terms of thousands of commercial and managed care contracts and the various reimbursement policies relating to governmental healthcare programs do not make it feasible to evaluate fee for service accounts receivable on a specific account basis. Fee for service accounts receivable collection estimates are reviewed on a quarterly basis for each fee for service contract by period of accounts receivable origination. Such reviews include the use of historical cash collection percentages by contract adjusted for the lapse of time since the date of the patient visit. In addition, when actual collection percentages differ from expected results, on a contract by contract basis, supplemental detailed reviews of the outstanding accounts receivable balances may be performed by the Company’s billing operations to determine whether there are facts and circumstances existing that may cause a different conclusion as to the estimate of the collectibility of that contract’s accounts receivable from the estimate resulting from using the historical collection experience. Contract-related net revenues are billed based on the terms of the contract at amounts expected to be collected. Such billings are typically submitted on a monthly basis and aged trial balances are prepared. Allowances for estimated uncollectible amounts related to such contract billings are made based upon periodic reviews of specific accounts and invoices once it is concluded that such amounts are not likely to be collected. Approximately 98% of the Company’s allowance for doubtful accounts is related to receivables for fee for service patient visits. The principal exposure for uncollectible fee for service visits is centered in self-pay patients and, to a lesser extent, for co-payments and deductibles from patients with insurance. While the Company does not specifically allocate the allowance for doubtful accounts to individual accounts or specific payor classifications, the portion of the allowance, excluding IPC, associated with fee for service charges as of June 30, 2016 was equal to approximately 93% of outstanding self-pay fee for service patient accounts. The methodologies employed to compute allowances for doubtful accounts were unchanged between 2015 and 2016.

Note 7. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill during the year ended December 31, 2015 and the six months ended June 30, 2016 were as follows (in thousands):

Goodwill	$869,038
Accumulated impairment loss	(144,579)
Additions through acquisitions	1,703,343
Balance, December 31, 2015	$2,427,802
Goodwill	$2,572,381
Accumulated impairment loss	(144,579)
Increases from prior year acquisition purchase price allocation adjustments	3,453
Additions through current year acquisitions	16,601
Balance, June 30, 2016	$2,447,856

The following is a summary of intangible assets and related amortization as of December 31, 2015 and June 30, 2016 (in thousands):

	Gross Carrying Amount	Accumulated Amortization
As of December 31, 2015:
Contracts	$494,569	$(170,873)
Other	21,716	(9,775)
Total	$516,285	$(180,648)
As of June 30, 2016:
Contracts	$519,151	$(211,829)
Other	33,636	(15,674)
Total	$552,787	$(227,503)
Aggregate amortization expense:
For the six months ended June 30, 2016		$47,653
Estimated amortization expense:
For the remainder of the year ended December 31, 2016		$46,379
For the year ended December 31, 2017		88,051
For the year ended December 31, 2018		72,357
For the year ended December 31, 2019		63,326
For the year ended December 31, 2020		43,495
For the years ended December 31, 2021 and thereafter		11,676
Total		$325,284
Intangible assets are amortized over their estimated life, which is approximately one to eight years. As of June 30, 2016, the weighted average remaining amortization period for intangible assets was 3.4 years.

Note 8. Long-Term Debt
Long-term debt as of June 30, 2016 consisted of the following (in thousands):

Tranche A Term Loan Facility	$562,500
Tranche B Term Loan Facility	1,308,720
7.25% Senior Notes due 2023	545,000
Revolving Credit Facility	7,500
Total outstanding debt	2,423,720
Debt issuance costs	(50,252)
2,373,468
Less current portion	(61,870)
$2,311,598
The Company's senior secured credit facilities (Credit Facility) consist of a $600.0 million tranche A term loan facility (Tranche A Term Loan Facility), a $1.31 billion tranche B term loan facility (Tranche B Term Loan Facility) and a $650.0 million revolving credit facility (Revolving Credit Facility). The Tranche A Term Loan and Revolving Credit Facility have a maturity date of October 2, 2019. The Tranche B Term Loan Facility has a maturity date of November 23, 2022. The maturity dates under the Credit Facility are subject to extension with lender consent according to the terms of the senior credit agreement (the Senior Credit Agreement).
The interest rate on any outstanding Revolving Credit Facility borrowings and Tranche A Term Loan Facility borrowings, and the commitment fee applicable to undrawn revolving commitments, is priced off a grid based upon the Company’s first lien net leverage ratio and is currently LIBOR + 2.00% in the case of revolving credit borrowings under the Revolving Credit Facility and Tranche A Term Loan Facility and 0.35% in the case of unused revolving commitments. The weighted average interest rate for the six months ended June 30, 2016 was 2.81% for amounts outstanding under the Tranche A Term Loan Facility.
On June 2, 2016, the Company amended its Senior Credit Agreement (the Amendment) to reduce the interest rate applicable to any outstanding Tranche B Term Loans from LIBOR plus 3.75% to LIBOR plus 3.00%. The Company effected this reduction in pricing through a refinancing of the existing Tranche B Term Loan Facility. The Amendment also requires the Company to pay a 1.0% prepayment penalty on any amount prepaid if the Tranche B Term Loan Facility is repriced in order to effect a reduction in pricing prior to December 2, 2016. Other significant terms and conditions of the Senior Credit Agreement, including the maturity date of November 23, 2022 and the LIBOR floor of 0.75%, did not change under the amendment.
The Company had $7.5 million borrowings outstanding under the Revolving Credit Facility as of June 30, 2016, and the Company had $6.8 million of standby letters of credit outstanding against the Revolving Credit Facility commitment.
The Credit Facility agreement contains both affirmative and negative covenants, including limitations on the Company’s ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire its capital stock, acquire the capital stock or assets of another business and pay dividends, and requires the Company to comply with a maximum total leverage ratio, tested quarterly. At June 30, 2016, the Company was in compliance with all of its covenants under the senior credit facility agreement. The Credit Facility is secured by substantially all of the Company’s U. S. subsidiaries’ assets.
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
Aggregate annual maturities of long-term debt as of June 30, 2016 are as follows (in thousands):

2016	$61,870
2017	69,370
2018	73,120
2019	418,120
2020 and thereafter	1,801,240

Note 9. Professional Liability Insurance
The Company’s professional liability loss reserves included in other accrued liabilities and other non-current liabilities in the accompanying consolidated balance sheets consisted of the following (in thousands):

	December 31, 2015	June 30, 2016
Estimated losses under self-insured programs	$245,070	$257,751
Estimated losses under commercial insurance programs	126,751	139,713
	371,821	397,464
Less estimated payable within one year	105,028	104,578
	$266,793	$292,886
The changes to the Company’s estimated losses under self-insured programs as of June 30, 2016 were as follows (in thousands):

Balance, December 31, 2015	$245,070
Reserves related to current period	37,049
Changes related to prior year reserves	14,284
Assumed liabilities	(1,812)
Payments for current period reserves	(262)
Payments for prior period reserves	(36,578)
Balance, June 30, 2016	$257,751
The Company provides for its estimated professional liability losses through a combination of self-insurance and commercial insurance programs. Losses under commercial insurance programs in excess of the limit of coverage remain as a self-insured obligation of the Company. A portion of the professional liability loss risks that have been provided for through self-insurance (claims-made basis) are transferred to and funded into captive insurance companies. The accounts of the captive insurance companies are fully consolidated with those of the other operations of the Company in the accompanying consolidated financial statements.
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
As of June 30, 2016, of the $257.8 million of estimated losses under self-insurance programs, approximately $154.2 million represented an estimate of IBNR claims and expenses and additional loss development, with the remaining $103.6 million representing specific case reserves. Of the specific case reserves as of June 30, 2016, $2.5 million represented case reserves that had been settled but not yet funded, and $101.1 million reflected unsettled case reserves.
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
During the first quarter of 2016, the Company reserved $14.3 million to settle two separate professional liability claims originating from prior years in excess of coverage limits, which was fully funded as of June 30, 2016. See Note 10 for more information regarding these settlements.
The Company’s most recent actuarial valuation was completed in April 2016. Based on the results of the actuarial study completed in April 2016, management determined no additional change was necessary in the consolidated reserves for professional liability losses during the first quarter of 2016 related to prior year loss estimates. The discount rate on professional liability reserves (including IPC as noted below) was 0.9% at June 30, 2016 compared to 1.6% at December 31, 2015.
IPC Professional Liability Reserves
IPC is fully insured on a claims-made basis up to policy limits through a third party malpractice insurance policy, which ends December 31 of each year. The Company has established reserves for this segment for claims incurred and reported and IBNR during the policy period. These reserves of $25.4 million as of June 30, 2016 and the timing of payment of such amounts are estimated based upon actuarial loss projections, which are updated semi-annually, and discounted using the current weighted average Treasury rate over a 10 year period.
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
On August 14, 2015, prior to the closing of the IPC Transaction, a purported shareholder of IPC filed a complaint in the Delaware Court of Chancery captioned Smukler v. IPC Healthcare, Inc., et al. (Case No. 11392-CB), on behalf of a purported class of  IPC shareholders. The lawsuit names as defendants IPC, each of its directors at the time the merger with the Company was announced (the Individual Defendants), the Company, and Intrepid Merger Sub, Inc. (Sub). The August 14, 2015 complaint alleged that the Individual Defendants breached their fiduciary duties by, among other things, failing to take appropriate steps to maximize the value of IPC to its shareholders, failing to value IPC properly, and taking steps to avoid competitive bidding by alternate potential acquirers. The complaint also alleged that IPC, the Company, and Sub aided and abetted those alleged breaches of fiduciary duties by the Individual Defendants. The complaint sought, among other things, certification of the action as a class action; injunctive relief enjoining the merger; an accounting of all damages purportedly suffered by the plaintiff and the class (including rescissory damages in favor of the plaintiff and the class); and the fees and costs associated with the litigation. On August 18, 2015, an additional lawsuit, Crescente v. Singer, et al. (Case No. 11405-CB), was filed in the Delaware Court of Chancery, asserting similar claims and allegations to those in the Smukler lawsuit and seeking similar relief on behalf of the same putative class.
Additionally, on August 19, 2015, prior to the closing of the IPC Transaction, a lawsuit was filed in the Superior Court for the State of California in Los Angeles County, Khemthong v. IPC Healthcare Networks, Inc., et al. (No. BC 591953). The lawsuit asserted similar claims and allegations to those in the Smukler lawsuit and sought similar relief on behalf of the same putative class. On August 27, 2015, the plaintiff filed a request for voluntary dismissal of the suit without prejudice, and on August 28, 2015, the court entered an order granting that request.
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
Following a series of rulings by the Court of Chancery in other lawsuits challenging mergers, the Company and the other defendants in the Consolidated Action agreed with the plaintiffs that the Memorandum of Understanding would be superseded and replaced by the voluntary dismissal of the Consolidated Action on the basis that it was mooted by the disclosures contained in the Current Report on the Form 8-K that the Company filed with the SEC on November 6, 2015. On April 12, 2016, the Court entered an order granting plaintiffs’ request to voluntarily dismiss the Consolidated Action as moot and setting a briefing schedule for plaintiffs to make an application to the Court for the payment of their attorneys’ fees and expenses. Plaintiffs filed their application for an award of fees and expenses, in the total amount of $350,000 on May 19, 2016. The Company filed its opposition to such application on June 30, 2016 and on July 14, 2016, plaintiffs filed their reply papers.
On November 13, 2015 the U.S. District Court for the Eastern District of Wisconsin ordered the unsealing and service of a qui tam complaint, filed on March 27, 2014, and captioned United States of America, ex rel. John Mamalakis, M.D., the States of California, Colorado, Delaware, Florida, Georgia, Hawaii, Iowa, Maryland, Michigan, Nevada, New Jersey, North Carolina, Oklahoma, Tennessee, Texas, Wisconsin and the District of Columbia v. Anesthetix Management, LLC, d/b/a Anesthetix of TeamHealth, Team Health Holdings, Inc., Sonya Pease, M.D., John Ippolito, M.D., Edward Lee, M.D., Howard Stroup, M.D., Sammy Dean, M.D., and Jacqueline Peters, M.D. (Defendents) (Case No. 2:14cv00349-CNC). On June 11, 2014, the United States gave notice of its intention, and the intention of all of the other states and the District of Columbia, not to intervene in the lawsuit. On March 10, 2016, Team Health Holdings, Inc. was served with the complaint. The complaint alleges that the defendants submitted false claims to federal and state health insurance programs for “medical direction” of anesthesia services (rather than “medical supervision”) that were provided at Wheaton Franciscan Hospital-All Saints Hospital (All Saints) in Racine, Wisconsin, as well as numerous other non-identified hospitals and clinics from 2010 to the present. Plaintiff also claims retaliatory termination, alleging that he was terminated from his employment for voicing his concerns about the anesthesia services. Plaintiff seeks recovery of all Medicare and Medicaid reimbursement that the defendants received as a result of the allegedly false claims and treble damages under the False Claims Act, as well as a civil penalty for each such false Medicare and Medicaid claim. On April 15, 2016, plaintiff amended his complaint, removing all of the individual defendants as well as the claims filed on behalf of Delaware, Georgia, Hawaii, Iowa, Maryland, Nevada, North Carolina, Oklahoma, Tennessee and Texas. On May 2, 2016, Defendants filed a motion to dismiss the entirety of the complaint pursuant to Federal Rules of Civil Procedure 9(b) and 12(b)(6), or in the alternative, to compel arbitration of the retaliatory discharge claim. On July 1, 2016, Relator filed his opposition to the motion. Defendants filed their reply in support of the motion on July 18, 2016. The Company intends to vigorously defend against the allegations in this matter. The Company does not believe that the final outcome of this matter will be material.
In August 2011, a medical malpractice suit was filed against three of the Company’s affiliates and one of its physicians along with other co-defendants, including a hospital in the Superior Court of New Jersey, Camden County, alleging a failure to diagnose sepsis in 2010. In July 2012, a medical malpractice suit was filed in the Court of Common Pleas, Luzerne, Pennsylvania against one Company affiliate and one of its physicians and a co-defendant hospital, alleging a failure to diagnose a stroke in 2010. In March 2016, both cases resulted in settlements in excess of insurance coverage limits where the Company was required to fund a total of $14.3 million, which represents our contribution to the overall settlements that includes the other defendants. As of June 30, 2016, these settlements have been fully funded.
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
Government Claim
On June 7, 2010, the Company's subsidiary, IPC, received a civil investigative demand (CID) issued by the Department of Justice (DOJ), U.S. Attorney’s Office for the Northern District of Illinois. The CID requested information concerning claims that IPC had submitted to Medicare and Medicaid. The CID covered the period from January 1, 2003, through June 4, 2010, and requested production of a range of documents relating to IPC’s Medicare and Medicaid participation, physician arrangements, operations, billings and compliance programs. IPC produced responsive documents and was in contact with representatives of the DOJ who informed IPC that the inquiry related to a qui tam whistleblower action filed under court seal in the U.S. District Court for the Northern District of Illinois (Chicago). The case is captioned United States ex rel. Oughatiyan v. IPC The Hospitalist Company, Inc. (Civ. No. 09-C-5418). IPC also was informed that several state attorneys general were examining its Medicaid claims in coordination with the DOJ.
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
Note 11. Equity-based Compensation
Equity Incentive Plans
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
Shares Subject to the Plan. The Stock Plan provides that the total number of shares of common stock that may be issued is 15,100,000, of which approximately 1,502,000 are available to grant as of June 30, 2016. Shares of the Company’s common stock covered by awards that terminate or lapse without the payment of consideration may be granted again under the Stock Plan.

The following table summarizes the status of options under the Stock Plan as of June 30, 2016:

	Shares (in thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Life in Years
Outstanding at beginning of year	4,780	$28.07	$86,342	5.3
Granted	301	42.70
Exercised	(780)	19.93	15,547
Expired or forfeited	(69)	34.80
Outstanding at end of period	4,232	$30.50	$57,223	5.2
Exercisable at end of period	3,190	$24.10	$56,917	4.7
Intrinsic value is the amount by which the stock price as of June 30, 2016 exceeds the exercise price of the options. The Company granted approximately 301,000 options during the six months ended June 30, 2016. The fair value of the options granted in 2016 was based on the grant date fair value as calculated by the Black-Scholes option pricing formula with the following assumptions: risk-free interest rate of 1.5%, implied volatility of 35.5% and an expected life of the options of 5 years. The expected life is the mid-point between the vesting date and the end of the contractual term. The Company uses this simplified method, as described in ASC 718, due to changes in option grant contractual terms causing insufficient historical exercise data. The Company will continue to evaluate the use of the simplified method as historical exercise data becomes more sufficient. The estimated fair value of options granted during 2016 was $14.26. As of June 30, 2016, the Company had approximately $13.5 million of unrecognized compensation expense, net of estimated forfeitures related to unvested options, which will be recognized over the remaining requisite service period.
Restricted awards are grants of restricted stock, restricted stock units and performance stock units that are not vested (Restricted Awards). The Company granted approximately 547,000 shares of Restricted Awards in 2016. The Company had $36.3 million of expense remaining to be recognized over the requisite service period for Restricted Awards at June 30, 2016. The Restricted Awards generally vest annually over a three to four-year period from the initial grant date for the grants made to the independent board members and management. The performance stock units vest at the end of three years from the initial grant date. The actual number of performance stock units to be awarded will be based on the achievement of certain predetermined financial and operational performance targets during the initial two year period starting in the year of the grant. The related expense will be tracked and adjusted as appropriate to reflect the actual shares issued.
A summary of changes in total outstanding unvested restricted awards for the six months ended June 30, 2016 is as follows (in thousands):

	Restricted Stock	Restricted Units	Performance Units	Total
Outstanding at beginning of year	100	766	—	866
Granted	—	403	144	547
Vested	(52)	(224)	—	(276)
Forfeited and expired	(3)	(34)	—	(37)
Outstanding at June 30, 2016	45	911	144	1,100
Stock Purchase Plans
In May 2010, the Company’s Board of Directors (the Board) adopted the 2010 Employee Stock Purchase Plan (ESPP) and the 2010 Nonqualified Stock Purchase Plan (NQSPP).
The ESPP provides for the issuance of up to 600,000 shares to the Company’s employees. All eligible employees are granted identical rights to purchase common stock in each Board authorized offering under the ESPP. Rights granted pursuant to any offering under the ESPP terminate immediately upon cessation of an employee’s employment for any reason. In general, an employee may reduce his or her contribution or withdraw from participation in an offering at any time during the purchase period for such offering. Employees receive a 5% discount on shares purchased under the ESPP. Rights granted under the plan are not transferable and may be exercised only by the person to whom such rights are granted. Offerings occur every six months in April and October. As of June 30, 2016, contributions under the ESPP totaled $1.4 million. In April 2016, approximately 86,000 shares of the Company’s common stock were issued to plan participants.
The NQSPP provides for the issuance of up to 800,000 shares to our independent contractors. All eligible contractors are granted identical rights to purchase common stock in each Board authorized offering under the NQSPP. Rights granted pursuant to any offering under the NQSPP terminate immediately upon cessation of a contractor’s relationship with the Company for any reason. In general, a contractor may reduce his or her contribution or withdraw from participation in an offering at any time during the purchase period for such offering. Contractors receive a 5% discount on shares purchased under the NQSPP. Rights granted under the NQSPP are not transferable and may be exercised only by the person to whom such rights are granted. Offerings occur every six months in April and October. As of June 30, 2016, contributions under the NQSPP totaled $0.6 million. In April 2016, approximately 39,000 shares of the Company’s common stock were issued to plan participants.
Equity Based Compensation Expense
Equity based compensation expense and the resulting tax benefits were as follows (in thousands):

	Six Months Ended June 30,
	2015	2016
Stock options	$5,166	$3,844
Restricted awards	3,985	10,448
Stock purchase plan	62	82
Total equity based compensation expense	$9,213	$14,374
Tax benefit of equity based compensation expense	$3,547	$5,498
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
Net earnings attributable to Team Health Holdings, Inc. (numerator for basic and diluted earnings per share)	$28,935	$18,785	$56,989	$19,453
Denominator:
Weighted average shares outstanding	71,956	73,958	71,666	73,650
Effect of dilutive securities:
Stock options	1,374	1,050	1,220	1,058
Restricted awards	270	224	249	419
Stock purchase plans	2	2	2	2
Shares used for diluted earnings per share	73,602	75,234	73,137	75,129
Basic net earnings per share of Team Health Holdings, Inc.	$0.40	$0.25	$0.80	$0.26
Diluted net earnings per share of Team Health Holdings, Inc.	$0.39	$0.25	$0.78	$0.26
Securities excluded from diluted earnings per share of Team Health Holdings, Inc. because they were antidilutive:
Stock options	240	1,285	606	1,590
Restricted awards	—	260	—	270
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

In connection with these arrangements, the Company received joint venture contributions of $1.4 million during the six months ended June 30, 2016.
Note 14. Transaction, Integration and Reorganization Costs
For the six months ended June 30, 2016, the Company recognized certain transaction, integration, and reorganization costs in the amount of $27.5 million. These expenses include IPC severance and integration costs of $12.7 million, $9.2 million of professional, advisory, and legal costs associated with the activities of (i) the Board's special advisory committee (which is responsible for reviewing and evaluating possible strategic alternatives available to the Company) and (ii) the JANA agreement, $4.9 million of severance and lease impairment costs associated with a reorganization of the Company's legacy operations, and $0.7 million of legacy transaction costs.
Note 15. Accumulated Other Comprehensive Earnings
The changes in accumulated other comprehensive earnings related to available-for-sale securities were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
Balance at beginning of period	$1,668	$1,786	$1,695	$1,503

Other comprehensive (loss) earnings:
Net unrealized (loss) gain	(896)	979	(887)	1,789
Tax benefit (expense)	340	(338)	337	(492)
Total other comprehensive (loss) earnings before reclassifications, net of tax	(556)	641	(550)	1,297
Net amount reclassified to earnings(1)	(17)	(13)	(50)	(386)
Tax benefit (expense)(2)	—	—	—	—
Total amount reclassified from accumulated other comprehensive earnings, net of tax(3)	(17)	(13)	(50)	(386)
Total other comprehensive (loss) earnings	(573)	628	(600)	911

Balance at end of period	$1,095	$2,414	$1,095	$2,414

(1)	This amount was included in Other (income) expenses, net on the accompanying Consolidated Statement of Comprehensive Earnings.

(2)	These amounts were included in Provision for income taxes on the accompanying Consolidated Statement of Comprehensive Earnings.

(3)	A positive amount indicates a corresponding charge to earnings and a negative amount indicates a corresponding benefit to earnings.

Note 16. Segment Reporting
During the fourth quarter of 2015, the Company completed certain changes to its management reporting structure to better align its businesses with the Company objectives and operating strategies. These changes resulted in changes among the Company's previously reported operating and reportable segments. The second quarter 2015 segment results have been reclassified to conform to the current year reporting of these businesses. The Company determined, in accordance with segment reporting guidance, that it provides services through eight operating segments which are aggregated into four reportable segments: Hospital Based Services, IPC Healthcare, Specialty Services, and Other Services. The Hospital Based Services segment, which is an aggregation of emergency medicine, anesthesia, and the Company's legacy acute care services, provides comprehensive healthcare service programs to users of healthcare services on a fee for service as well as a cost plus or contract basis. The IPC Healthcare segment consists of the business acquired in connection with the IPC transaction and provides comprehensive acute hospital medicine and post-acute provider service programs to users of healthcare services. The Specialty Services segment, which is an aggregation of military and government healthcare staffing, clinical services, and nurse call center operations, provides comprehensive healthcare service programs to users of healthcare services in an outpatient setting or in a non-hospital based environment. The Other Services segment is an aggregation of locums staffing, scribes, and billing, collection and consulting services that provides a range of other comprehensive healthcare services. The operating segments included in the Specialty Services or Other Services reportable segments, while similar in the types of services provided by those operating segments included in the Hospital Based Services segment, do not meet the aggregation criteria prescribed by the segment reporting guidance nor do they meet the quantitative thresholds that would require a separate presentation.
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
The following table presents financial information for each reportable segment. Depreciation, amortization, management fee and other expenses separately identified in the consolidated statements of operations are included as a reduction to the respective segments’ operating earnings for each period below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
Net Revenues:
Hospital Based Services	$806,584	$865,564	$1,575,075	$1,737,712
IPC Healthcare	—	185,669	—	378,381
Specialty Services	45,857	44,803	101,688	70,910
Other Services	25,493	26,512	41,628	71,159
General Corporate	21	28	48	55
	$877,955	$1,122,576	$1,718,439	$2,258,217
Operating Earnings:
Hospital Based Services	$76,585	$75,170	$146,612	$126,923
IPC Healthcare	—	10,454	—	20,268
Specialty Services	6,385	5,653	11,884	10,924
Other Services	5,434	6,398	10,016	17,007
General Corporate	(33,765)	(33,747)	(60,689)	(81,385)
	$54,639	$63,928	$107,823	$93,737
Reconciliation of Operating Earnings to Net Earnings:
Operating earnings	$54,639	$63,928	$107,823	$93,737
Interest expense, net	4,571	30,437	8,560	61,730
Provision for income taxes	21,186	14,577	42,341	12,363
Net earnings	$28,882	$18,914	$56,922	$19,644

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
We believe we are one of the largest suppliers of outsourced healthcare professional staffing and administrative services to hospitals and other healthcare providers in the United States, based upon revenues and patient visits. Our regional operating models also include comprehensive programs for inpatient care, anesthesiology, inpatient specialty care, pediatrics and other healthcare services, principally within hospital departments and other healthcare treatment facilities. We have historically focused, however, primarily on providing outsourced services to hospital emergency departments (EDs), which accounts for the majority of our net revenues.
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
IPC Healthcare Acquisition
On November 23, 2015, we completed the acquisition of IPC Healthcare, Inc. (IPC), a national acute hospital medicine and post-acute provider organization. At closing, the Company paid approximately $1.60 billion in cash to the former owners of IPC in exchange for all of the outstanding equity interests of IPC.
In connection with this transaction, we obtained assets and assumed liabilities resulting in the recognition of $1.58 billion of goodwill. On an ongoing basis, we evaluate whether facts and circumstances indicate any impairment of the value of this goodwill. As circumstances change, we cannot be certain that the value of this goodwill will be realized by us. If we determine that a significant impairment has occurred, we will be required to write-off the impaired portion of this goodwill, which could have a material adverse effect on our results of operations in the period in which the write-off occurs. See Note 3 for more information related to the IPC acquisition.
IPC reported revenue of $185.7 million and $378.4 million in the second quarter and first six months of 2016, respectively.
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
Since its passage in 2010, the Healthcare Reform Laws have faced several challenges. Notably, in June 2012, the U.S. Supreme Court upheld the constitutionality of the requirement in the PPACA that individuals maintain health insurance or be required by law to pay a penalty (known as the individual mandate). In that ruling, the individual mandate was upheld by the U.S. Supreme Court under Congress's taxing power. Additionally, the U.S. Supreme Court held in the same ruling that states were not obligated to expand their Medicaid programs as stipulated in the PPACA to eligible recipients based solely on income.  Consequently, the ruling held that each state retained the option to expand their Medicaid rolls or not. States that choose not to expand their Medicaid rolls will forego a 100% federal matching fund made available to states through 2020 and 90% thereafter for the expanded Medicaid population, but those states that do not expand will not lose their existing federal Medicaid matching payments. Currently, 32 states (including the District of Columbia) have implemented or announced their intention to expand their Medicaid programs for individuals with incomes at or less than 138% of the Federal Poverty Limit (FPL), and 19 states have elected not to expand. In addition, in June 2015, the U.S. Supreme Court upheld the provision of tax credits and federal subsidies available to individuals who purchase health insurance through a federally-facilitated exchange, irrespective of whether the exchange is run by the state or the federal government.
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
Most recently, in January 2016, and for the first time since the inception of the Healthcare Reform Laws, Congress sent a bill to the President of the United States, repealing, in full, the Healthcare Reform Laws. President Obama vetoed this bill and Congress failed to override the President’s veto, but notwithstanding, further challenges to the Healthcare Reform Laws are expected which could impact further implementation of these laws, or the law itself. Consequently, the outcome of the upcoming 2016 presidential elections will likely be determinative on the long-term future of the Healthcare Reform Laws.
Changes in Payor Mix
Since implementation of the Healthcare Reform Laws, many of the patients presenting to the Company’s affiliated health care professionals have experienced increased access to health benefits either through the expansion of state Medicaid programs or through access to exchange enrollment opportunities. Since 2014, the Company has realized a decline in the percentage of self-pay visits for our consolidated fee for service volume and an increase in the percentage of Medicaid visits which we believe is attributable to healthcare reform. Other provisions, however, such as Medicare payment reforms and reductions that could potentially reduce provider payments, may have an adverse effect on the reimbursement rates we receive for services provided by affiliated healthcare professionals.
Medicare and Medicaid Payments for Physician Services
The Centers for Medicare & Medicaid Services (CMS) reimburses for our services to Medicare beneficiaries based upon the rates in the Medicare Physician Fee Schedule (MPFS), which were updated each year based on the Sustainable Growth Rate (SGR) formula enacted under the Balanced Budget Act of 1997. Many private payors use the MPFS to determine their own reimbursement rates. The application of the SGR formula to the MPFS yielded negative updates every year beginning in 2002, although CMS was able to take administrative steps to avoid a reduction in 2003 and Congress took a series of legislative actions to prevent reductions each year from 2004 through March 31, 2015.
On April 14, 2015, Congress enacted legislation known as the Medicare Access and CHIP Reauthorization Act of 2015 (MACRA) that permanently repealed the SGR formula, replacing it with a formula that calls for annual updates of 0.5% for a 5-year period (starting July 1, 2015 through the end of 2019). Starting in 2020 and through the end of 2025, there will be no annual updates to the MPFS payment rates. Physicians will have the opportunity to receive additional payment adjustments through the Merit-Based Incentive Payment System (MIPS) starting in 2019. MIPS is an incentive-based payment program that rewards quality performance related to four assessment categories: quality of care measures, resource use, meaningful use of electronic health records (EHRs), and clinical practice improvement activities. Physicians will receive a positive or negative payment adjustment based on how their composite performance score for each of the four assessment categories compares to the relevant performance threshold. Negative payment adjustments are capped at 4% in 2019, increasing each year, up to 9% in 2022 and beyond. Positive payment adjustments must be paid out in an amount equal to the negative payment adjustments and can reach up to a maximum of three times the annual cap for negative payment adjustments in a particular year. Additional incentive payments will be available for “exceptional performers”. Alternatively, physicians who receive a significant share of their revenue through participation in alternative payment models (APMs) that involve risk of financial losses, use of EHRs, and a quality measurement component will receive a 5% bonus each year from 2019 through 2024. These physicians are excluded from participation in the MIPS. In 2026 and subsequent years, annual updates will differ based on whether a physician is participating in an APM that meets certain criteria. Physicians participating in qualifying APMs will receive a 0.75% update, and all other physicians will receive a 0.25% update. APMs include models being tested by the Center for Medicare and Medicaid Innovation (other than health care innovation awards), the Medicare Shared Savings Program, under the Health Care Quality Demonstration Program, and other demonstrations required by Federal law. On May 9, 2016, CMS published a proposed rule detailing how it plans to implement the MIPS program and incentives for participation in APMs. In addition to these changes to the Medicare physician payment system, the law also extends funding for the Children's Health Insurance Program (CHIP). The CHIP program, which covers more than eight million children and pregnant women in families that earn income above Medicaid eligibility levels, is currently authorized through 2019. Funding for the program has been extended for two years, through fiscal year 2017.
2016 Medicare Physician Fee Schedule (2016 MPFS)
In November 2015, CMS released the final rule to update the 2016 MPFS. This was the first final regulatory update to the MPFS since the SGR formula was repealed in April 2015. The 2016 MPFS final rule resulted in a blended adjustment, impacted not just by MACRA, but also by the Protecting Access to Medicare Act of 2014 (PAMA) and the Achieving a Better Life Experience Act of 2014 (ABLE). A reduction in the 2016 Conversion Factor (CF), offset against a slightly reduced adjustment to the respective specialties' Practice Expense Relative Value Units (PE RVUs), will result in a slight negative adjustment to the 2016 MPFS.
2017 Medicare Physician Fee Schedule (2017 MPFS)
On July 15, 2016, CMS published a proposed rule to update the 2017 MPFS. The proposed rule addresses changes to the MPFS payment rates and other Medicare Part B payment policies. For 2017, the Conversion Factor is estimated to decrease slightly, due to application of the 0.5% update factor offset by an RVU budget neutrality adjustment and a multiple procedure payment reduction (MPPR) adjustment for advanced imaging services. MPFS payment rates for Anesthesiology and Emergency Medicine are expected to stay the same for 2017.
Out-of-Network Emergency Care: State Statutes Prohibiting Balance Billing and the Greatest of Three
Over the last several years, the practice of balance billing has gained significant attention in the media from consumers and their advocacy groups. Balance billing is the practice whereby physicians and providers who do not hold managed care provider contracts with certain health insurance plans, bill patients who have accessed their services at amounts above the amount the managed care plan elects to pay the non-participating provider for such services. Recently, the term “surprise billing” has taken a prominent position in the print and digital media particularly among consumer advocacy groups. Surprise billing refers to instances where patients present for medical care at in-network, participating hospitals but unknowingly receive care from out-of-network, non-participating hospital-based physicians such as emergency physicians, anesthesiologists, radiologists or pathologists. This can result in the patient or consumer experiencing claims processing discrepancies and potentially higher out-of-pocket costs, including their receipt of balance bills. The reimbursement amount the provider receives from the plan varies dramatically from plan to plan, region to region and even by insurance product line. The variable and often changing amounts paid by health insurance plans for out-of-network services are referred by the plans as "usual, customary & reasonable", “UCR”, or are also referred to as "usual, customary cost", or "UCC" reimbursement amounts.
In response to the needs of its patients, and as a means to avoid the practice of balance and/or surprise billing, we make a concerted effort to contract with as many health insurance plans as possible, as well as actively engage with our hospital partners to ensure, by all means possible, that we are contracted with those health plans our hospitals contracts with, notwithstanding the many variables that exist relative to managed care contracting, either with respect to market conditions, rates, plan enrollment, or even hospital relationships. On occasion, we find ourselves out-of-network with a particular health insurance plan either because (i) the plan has expressed unwillingness to contract with us, (ii) the plan chooses not to enter into business arrangements with “wrap” or “repricing network” providers, or (iii) we and the plan have been unable to reach agreement on reimbursement amounts sufficient to allow us to participate with the plan and become a network provider. Although it is generally a rare occurrence, in such cases we may choose to balance bill patients for amounts that the health plan fails to reimburse citing UCR or UCC as the basis for its payment amount.
Recently, several states have passed statutes, or are currently engaged in legislative efforts, to prohibit the practice of balance and/or surprise billing. Over the last year, balance/surprise billing statutes have passed in New York, Connecticut and most recently in Florida. Florida's law expanded an existing balance billing statute to include Preferred Provider Organization(PPO) as well as Health Maintenance Organization (HMO) insurance products. Other states such as California, Tennessee and New Jersey are considering balance/surprise billing restrictions as well, or like Texas, have implemented mediation dispute resolution processes for the benefit of patients and consumers. Additionally, many of those states are also engaging in network adequacy discussions with health plans as a means to address the issue of narrow or limited participating provider networks, generally referred to as “narrow networks.” This, coupled with high deductible health benefit plans, compounds the concerns and frequency associated with balance/surprise billing. However, by incorporating certain provider network standards into statute and regulation, states are able to ensure health plans build provider networks of sufficient size and scope to meet the geographic and financial needs of their members and patients, which in turn, frequently drives favorable contract discussions between plans and providers sufficient to allow for our in-network participation with plans.
Given the highly limited number of medical claims that are both out-of-network and balance billed to patients by the Company, the effect of balance/surprise billing statutes on the Company are anticipated to be minimal. Notwithstanding, the Company supports state and federal efforts to develop benchmark standards for defining UCR and UCC in conjunction with statutes that prohibit balance/surprise billing. The Company supports state statutes like those in New York and Connecticut which adopted the 80th percentile of physician charges as the benchmark standard for UCC. The Company supports the adopted standard in the Florida law defining the benchmark standard as the “usual and customary” physician charges in the community, but believes the legislation did not go far enough in that it failed to establish the 80th percentile of physician charges as the benchmark as was done in New York and Connecticut.
Further, in response to the November, 2015, CMS, DoL and IRS published Final Rule relative to the patient protections for out-of-network emergency services, with specific reference to the three prong “test” which determined fair payment to providers for the reimbursement of such out-of-network emergency services (commonly known as the “Greater of Three”). The Company, along with its industry partners, continues to advocate for a defined benchmark standard to supplement the final rule representing the 80th percentile of physician charges, geographically adjusted and specialty specific as determined by an independently produced, commercially available and publicly accessible source of physician charges, aggregated in the form of a licensed database representing a composite of physician charges in a community
Bundled Payments for Care Improvement (BPCI) Program
In July of 2015, we began participating in an alternative payment model demonstration project with CMS. The BPCI program requires participating providers to manage the care delivered to certain qualified Medicare beneficiaries during an acute hospitalization and for 90 days thereafter with the end goals of improving quality and reducing costs. The program, which is comprised of four broadly defined models of care, requires participants to go “at-risk” by guaranteeing CMS 2% savings on the costs under management with the remaining savings paid to the participants as an incentive for participation. The various models of care cover acute care hospital stays, post-acute care, or both. We participate primarily in Model 2: Retrospective Acute Care Hospital Stay plus Post-Acute Care.
In connection with our participation in the BPCI program we have contracted with a convening organization that brings together multiple health care providers to participate in BPCI. Currently, 31 of our provider groups (TINs) participate in the BPCI program in several different geographic locations. We significantly expanded our participation in BPCI through the acquisition of IPC Healthcare, Inc. (IPC). During the initial reconciliation process in April 2016 related to the first performance quarter of participation, CMS discovered errors in their physician data set that prevented an accurate reconciliation of performance. As a result, CMS announced in July 2016 that it has waived collection of any guaranteed payments related to downside risk for program performance in 2015 but will remit calculated savings to participants to the extent savings are achieved. At this time, there is not sufficiently accurate information available to measure any gains or losses to date from this program. We anticipate accurate data will be available from CMS in the fall of 2016. We have not recognized any benefit or expense associated with the risk elements of the BPCI program, although we have incurred a modest amount of administrative expense as we continue to build out our support operations for the program.

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
There have been no material changes to these critical accounting policies or their application during the six months ended June 30, 2016.

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
A significant portion (approximately 88% of our net revenues before provision for uncollectibles for the six months ended June 30, 2016 and 87% for the year ended December 31, 2015) resulted from fee for service patient visits. Fee for service revenue represents revenue earned under contracts in which we bill and collect the professional component of charges for medical services rendered by our contracted and employed physicians. Under the fee for service arrangements, we bill patients for services provided and receive payment from patients or their third-party payors. Fee for service revenue is reported net of contractual allowances and policy discounts. All services provided are expected to result in cash flows and are therefore reflected as net revenues before provision for uncollectibles in the financial statements. Fee for service revenue is recognized in the period that the services are rendered to specific patients and reduced immediately for the estimated impact of contractual allowances in the case of those patients having third-party payor coverage. The recognition of net revenues before provision for uncollectibles (gross charges less contractual allowances) from such visits is dependent on such factors as proper completion of medical charts following a patient visit, the forwarding of such charts to one of our billing centers for medical coding and entering into our billing systems and the verification of each patient’s submission or representation at the time services are rendered as to the payor(s) responsible for payment of such services. Net revenues before provision for uncollectibles is recorded based on the information known at the time of entering such information into our billing systems as well as an estimate of the net revenues before provision for uncollectibles associated with medical charts for a given service period that have not yet been processed into our billing systems. The above factors and estimates are subject to change. For example, patient payor information may change following an initial attempt to bill for services due to a change in payor status. Such changes in payor status have an impact on recorded net revenues before provision for uncollectibles due to differing payors being subject to different contractual allowance amounts. Such changes in net revenues before provision for uncollectibles are recognized in the period that such changes in the payor become known. Similarly, the actual volume of medical charts not processed into our billing systems may be different from the amounts estimated. Such differences in net revenues before provision for uncollectibles are adjusted the following month based on actual chart volumes processed.
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
Net Revenues. Net revenues reflect management’s estimate of billed amounts to be ultimately collected. Management, in estimating the amounts to be collected resulting from approximately 23 million fee for service patient visits and procedures over the last 12 months, considers such factors as prior contract collection experience, current period changes in payor mix and patient acuity indicators, reimbursement rate trends in governmental and private sector insurance programs, resolution of overprovision account balances, the estimated impact of billing system effectiveness improvement initiatives, and trends in collections from self-pay patients and external collection agencies. In developing our estimate of collections per visit or procedure, we consider the amount of outstanding gross accounts receivable by period of service and by payor class, but do not use an accounts receivable aging schedule to establish estimated collection valuations. Individual estimates of net revenues by contractual location are monitored and refreshed each month as cash receipts are applied to existing accounts receivable balances and other current trends that have an impact upon the estimated collections per visit are observed. Such estimates are substantially formulaic in nature. In the ordinary course of business we experience changes in our initial estimates of net revenues during the year following commencement of services. Such provisions and any subsequent changes in estimates may result in adjustments to our operating results with a corresponding adjustment to our accounts receivable allowance for uncollectibles on our balance sheet. Differences between amounts ultimately realized and the initial estimates of net revenues have historically not been material. Beginning in the first quarter of 2016, we modified our reporting metric for hospital medicine volume from cases to encounters and have presented prior year information on the same basis. Encounters represent the individual billable services by the provider during the course of a patient's hospital stay while cases represents the total hospital stay. On average, there may be approximately four to five encounters per case for a typical hospital stay. Encounters are the volume metric that has been reported by IPC and this change is consistent with their historical reporting format. The change in the hospital medicine volume metric did not have a material impact on the reported results in either period.
The table below summarizes our approximate payor mix as a percentage of consolidated fee for service volume excluding IPC, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
Payor:
Medicare	27.3%	27.9%	27.2%	27.9%
Medicaid	30.5	30.3	30.6	30.3
Commercial and managed care	26.0	25.7	26.0	25.8
Self-pay	14.9	14.7	14.9	14.6
Other	1.3	1.4	1.3	1.4
Total	100.0%	100.0%	100.0%	100.0%

Estimated net revenues derived from commercial and managed care plans were approximately 40% in both the six months ended June 30, 2016 and 2015. Estimated net revenues derived from the Medicare program were approximately 20% of total net revenues in the six months ended June 30, 2016 and 19% in 2015. Estimated net revenues derived from the Medicaid program were approximately 12% of total net revenues in the six months ended June 30, 2016 and 11% in 2015. In addition, net revenues derived from within the Military Health System, which is the U.S. military’s dependent healthcare program, and other government agencies were approximately 3% in both the six months ended June 30, 2016 and 2015.
Accounts Receivable. As described above and below, we determine the estimated value of our accounts receivable based on estimated cash collection run rates of estimated future collections by contract for patient visits under our fee for service revenue. Accordingly, we are unable to report the payor mix composition on a dollar basis of its outstanding net accounts receivable. However, a 1% change in the estimated carrying value of our net fee for service patient accounts receivable before consideration of the allowance for uncollectible accounts at June 30, 2016 could have an after tax effect of approximately $8.1 million on our financial position and results of operations. Our days revenue outstanding at December 31, 2015 and June 30, 2016 were 62.7 days and 64.2 days, respectively, excluding the effect of the IPC accounts receivable. Our days revenue outstanding including IPC at December 31, 2015 and June 30, 2016 were 69.6 days and 64.0 days, respectively. The number of days outstanding will fluctuate over time due to a number of factors, including, the timing of cash collections and valuation adjustments recorded during the period and increases in average revenue per day that are primarily attributed to an increase in gross charges and patient volumes and increased pricing with managed care plans. Our allowance for doubtful accounts totaled $655.1 million as of June 30, 2016.

Approximately 98% of our allowance for doubtful accounts is related to gross fees for fee for service patient visits. Our principal exposure for uncollectible fee for service visits is centered in self-pay patients and in co-payments and deductibles from patients with insurance. While we do not specifically allocate the allowance for doubtful accounts to individual accounts or specific payor classifications, the portion of the allowance, excluding IPC, associated with fee for service charges as of June 30, 2016 was equal to approximately 93% of outstanding self-pay fee for service patient accounts.
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
Methodology for Computing Allowance for Doubtful Accounts. We employ several methodologies for determining our allowance for doubtful accounts depending on the nature of the net revenues before provision for uncollectibles recognized. We initially determine gross revenue for our fee for service patient visits based upon established fee schedule prices. Such gross revenue is reduced for estimated contractual allowances for those patient visits covered by contractual insurance arrangements to result in net revenues before provision for uncollectibles. Net revenues before provision for uncollectibles are then reduced for our estimate of uncollectible amounts. Fee for service net revenue represents our estimated cash to be collected from such patient visits and is net of our estimate of account balances estimated to be uncollectible. The provision for uncollectible fee for service patient visits is based on historical experience resulting from approximately 23 million fee for service patient visits and procedures over the last 12 months. The significant volume of patient visits and the terms of thousands of commercial and managed care contracts and the various reimbursement policies relating to governmental healthcare programs do not make it feasible to evaluate fee for service accounts receivable on a specific account basis. Fee for service accounts receivable collection estimates are reviewed on a quarterly basis for each of our fee for service contracts by period of accounts receivable origination. Such reviews include the use of historical cash collection percentages by contract adjusted for the lapse of time since the date of the patient visit. In addition, when actual collection percentages differ from expected results, on a contract by contract basis, supplemental detailed reviews of the outstanding accounts receivable balances may be performed by our billing operations to determine whether there are facts and circumstances existing that may cause a different conclusion as to the estimate of the collectibility of that contract’s accounts receivable from the estimate resulting from using the historical collection experience. Contract-related net revenue is billed based on the terms of the contract at amounts expected to be collected. Such billings are typically submitted on a monthly basis and aged trial balances prepared. Allowances for estimated uncollectible amounts related to such contract billings are made based upon specific accounts and invoice periodic reviews once it is concluded that such amounts are not likely to be collected. The methodologies employed to compute allowances for doubtful accounts were unchanged between 2015 and 2016.

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
The underlying information that serves as the foundational basis for making our actuarial estimates of professional liability losses is our internal database of incurred professional liability losses. We have captured extensive professional liability loss data going back, in some cases, over 25 years, that is maintained and updated on an ongoing basis by our internal claims management personnel. Our database contains comprehensive incurred loss information for our existing operations as far back as fiscal year 1997 (reflecting the initial timeframe in which we migrated to a consolidated professional liability program concurrent with the consummation of several significant acquisitions), and, in addition, we possess additional loss data that predates 1997 dates of occurrence for certain of our operations. Loss information reflects both paid and reserved losses incurred when we were covered by outside commercial insurance programs as well as paid and reserved losses incurred under our self-insurance program. Because of the comprehensive nature of the loss data and our comfort with the completeness and reliability of the loss data, this is the information that is used in the development of our actuarial loss estimates. We believe this database is one of the largest repositories of physician professional liability loss information available in our industry and provides us and our actuarial consultants with sufficient data to develop reasonable estimates of the ultimate losses under our self-insurance program. In addition to the estimated losses, as part of the actuarial process, we obtain revised payment pattern assumptions that are based upon our historical loss and related claims payment experience. Such payment patterns reflect estimated cash outflows for aggregate incurred losses by period based upon the occurrence date of the loss as well as the report date of the loss. Although variances have been observed in the actuarial estimate of ultimate losses by occurrence period between actuarial studies, the estimated payment patterns have shown much more limited variability. We use these payment patterns to develop our estimate of the discounted reserve amounts. The relative consistency of the payment pattern estimates provides us with a foundation in which to develop a reasonable estimate of the discount value of the professional liability reserves based upon the most current estimate of ultimate losses to be paid and the reasonable likelihood of the related cash flows over the payment period. Our estimated loss reserves were discounted at 1.6% as of December 31, 2015 and 0.9% as of June 30, 2016, which was the current weighted average Treasury rate, over a 10 year period at December 31, 2015 and June 30, 2016, which reflects the risk free interest rate over the expected period of claims payments.
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
During the first quarter of 2016, we reserved $14.3 million to settle two separate professional liability claims originating from prior years excess of coverage limits, which was fully funded as of June 30, 2016. See Note 10 for more information regarding these settlements.
Our most recent semi-annual actuarial study was completed in April 2016. Based on the results of the revised actuarial loss estimates, management determined that no additional change was necessary in our consolidated reserves for professional liability losses related to prior year loss estimates associated with our self-insured programs.
The following reflects the current reserves for professional liability costs as of June 30, 2016 (in millions) as well as the sensitivity of the reserve estimates at a 65%, 75% and 90% confidence level:

As reported	$257.8
At 65% confidence level	$260.9
At 75% confidence level	$267.2
At 90% confidence level	$282.9
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
Net revenues	100.0%	100.0%	100.0%	100.0%
Professional service expenses	78.3	79.4	78.6	79.4
Professional liability costs	3.1	3.0	3.1	3.6
General and administrative expenses	9.0	8.5	8.9	8.8
Other (income) expenses, net	0.1	(0.1)	(0.1)	(0.1)
Depreciation	0.6	0.7	0.6	0.7
Amortization	2.4	2.2	2.4	2.1
Interest expense, net	0.5	2.7	0.5	2.7
Loss on refinancing of debt	—	0.1	—	—
Transaction, integration, and reorganization costs	0.3	0.5	0.2	1.2
Earnings before income taxes	5.7	3.0	5.8	1.4
Provision for income taxes	2.4	1.3	2.5	0.5
Net earnings	3.3%	1.7%	3.3%	0.9%
Net (loss) earnings attributable to noncontrolling interests	—%	—%	—%	—%
Net earnings attributable to Team Health Holdings, Inc.	3.3%	1.7%	3.3%	0.9%
Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015
Net Revenues Before Provision for Uncollectibles. Net revenues before provision for uncollectibles in the three months ended June 30, 2016 increased $348.9 million, or 23.8%, to $1.82 billion from $1.47 billion in the three months ended June 30, 2015. The increase in net revenues before provision for uncollectibles resulted from increases in fee for service revenue of $317.8 million, contract revenue of $22.4 million and other revenue of $8.8 million. In the three months ended June 30, 2016, fee for service revenue was 87.6% of net revenues before provision for uncollectibles compared to 86.8% in the same period of 2015, contract revenue was 11.4% of net revenues before provision before uncollectibles compared to 12.5% in the same period of 2015 and other revenue was 1.0% and 0.7% in 2016 and 2015, respectively. The increase in fee for service revenue before provision for uncollectibles was primarily a result of a 55.3% increase in total fee for service visits between periods.
Provision for Uncollectibles. The provision for uncollectibles in the three months ended June 30, 2016 increased $104.3 million, or 17.7%, to $693.3 million from $589.0 million in the three months ended June 30, 2015. The provision for uncollectibles as a percentage of net revenues before provision for uncollectibles declined to 38.2% in the three months ended June 30, 2016 compared with 40.2% in the corresponding quarter of 2015. The provision for uncollectibles is primarily related to revenue generated under fee for service contracts that is not expected to be fully collected. The increase in the provision for uncollectibles was due primarily to annual increases in gross fee schedules and increases in patient volumes and procedures. Changes in payor mix, particularly the level of self-pay fee for service visits, also have an impact on the provision for uncollectibles. For the three months ended June 30, 2016, self-pay fee for service visits (excluding IPC) were approximately 14.7% of the total fee for service visits compared to approximately 14.9% in the same quarter of 2015, which constrained the growth in the provision for uncollectibles between quarters.

Net Revenues. Net revenues in the three months ended June 30, 2016 increased $244.6 million, or 27.9%, to $1.12 billion from $878.0 million in the three months ended June 30, 2015. IPC contributed 21.1%, non-IPC (legacy) acquisitions contributed 3.1%, same contract revenue contributed 2.4%, and net sales growth contributed 1.2% of the increase in quarter over quarter growth in net revenues.
Total same contract revenue, which consists of contracts under management in both quarters, increased $21.0 million, or 2.6%, to $826.9 million in the three months ended June 30, 2016 compared to $805.9 million in the three months ended June 30, 2015. Fee for service volume increased 2.5%, which contributed 1.9% of same contract revenue growth between quarters. Increases in estimated collections on same contract fee for service visits provided a 0.1% increase in same contract revenue growth. Same contract pricing growth was constrained by a decline in unbilled revenue between periods that reflects an estimate of the value of unprocessed claims at the end of the reporting period. Also, a reduction in prior year revenue estimates in the second quarter of 2016 compared to a favorable change in prior year revenue estimates recognized in the second quarter of 2015 impacted pricing. The negative change in prior year revenue estimates recognized in 2016 is due in part to an elevated level of claim writeoffs realized in the quarter associated with provider credentialing and claims adjudication on an increased level of new and acquired contract relationships that commenced in 2014 and 2015. Same contract pricing growth was also impacted by changes in payor mix and a reduced contribution from managed care revenue growth offset by an increase in average acuity between periods. Contract and other revenue contributed 0.6% of same contract revenue growth between quarters. IPC reported revenue of $185.7 million in the second quarter of 2016 while legacy acquisitions contributed $27.5 million of growth in net revenues and net new contract revenue increased $10.4 million between quarters.
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
The components of net revenues include revenue from contracts that have been in effect for prior periods (same contract) and from net, new and acquired contracts during the periods, as set forth in the table below:

	Three Months Ended June 30,
	2015	2016
	(in thousands)
Same contract:
Fee for service revenue	$631,080	$647,069
Contract and other revenue	174,809	179,841
Total same contract	805,889	826,910
New contracts, net of terminations:
Fee for service revenue	50,522	55,031
Contract and other revenue	16,240	22,153
Total new contracts, net of terminations	66,762	77,184
Acquired contracts:
Fee for service revenue	4,182	196,692
Contract and other revenue	1,122	21,790
Total acquired contracts	5,304	218,482
Consolidated:
Fee for service revenue	685,784	898,792
Contract and other revenue	192,171	223,784
Total net revenues	$877,955	$1,122,576

The following table reflects the visits and procedures included within fee for service revenues described in the table above:

	Three Months Ended June 30,
	2015	2016
	(in thousands)
Fee for service visits and procedures:
Same contract	3,848	3,943
New and acquired contracts, net of terminations	375	2,617
Total fee for service visits and procedures	4,223	6,560
Professional Service Expenses. Professional service expenses, which include physician and provider costs, billing and collection expenses, and other professional expenses, totaled $891.1 million in the three months ended June 30, 2016 compared to $687.5 million in the three months ended June 30, 2015, an increase of $203.6 million, or 29.6%. This increase between quarters is primarily related to our acquisitions and net new contracts and a 3.3% increase in same contract professional service expenses primarily associated with increases in provider compensation. Professional service expenses as a percentage of net revenues was 79.4% in the three months ended June 30, 2016 compared to 78.3% in the three months ended June 30, 2015.
Professional Liability Costs. Professional liability costs were $33.5 million in the three months ended June 30, 2016 compared to $27.3 million in the three months ended June 30, 2015, an increase of $6.2 million or 22.6%. The increase was primarily attributed to an increase in provider hours, including increases from acquisitions and new contracts between periods. Professional liability costs as a percentage of net revenues were 3.0% in the second quarter of 2016 and 3.1% in 2015.
General and Administrative Expenses. General and administrative expenses increased $17.0 million, or 21.6%, to $95.5 million for the three months ended June 30, 2016 from $78.6 million in the three months ended June 30, 2015. General and administrative expenses included contingent purchase compensation expense of $9.8 million for the three months ended June 30, 2016 compared to $7.9 million for the three months ended June 30, 2015. Excluding the contingent purchase compensation expense, general and administrative expense increased $15.1 million or 21.3%, to $85.8 million for the three months ended June 30, 2016 from $70.7 million in the three months ended June 30, 2015. The increase in general and administrative expenses between periods was due primarily to the impact of the IPC operations, offset by a decline of same contract costs of $6.7 million. Total general and administrative expenses as a percentage of net revenues were 8.5% in the second quarter of 2016 and 9.0% in the same quarter in 2015. Excluding contingent purchase compensation expense, general and administrative expenses as a percentage of net revenues were 7.6% in the second quarter of 2016 compared to 8.1% in the second quarter of 2015.
Other (Income) Expenses, Net. In the three months ended June 30, 2016, we recognized other income of $0.9 million compared to expense of $1.0 million in the same quarter in 2015. The increase of $1.8 million is primarily due the change in the fair value of assets related to our non-qualified deferred compensation plan in 2016. Additionally, there was a loss in 2015 related to the sale of certain assets related to our outsourced medical coding practice. This increase was partially offset by a loss on asset disposal in 2016.
Depreciation. Depreciation expense was $8.1 million in the three months ended June 30, 2016 compared to $5.6 million for the three months ended June 30, 2015. The increase of $2.5 million was primarily due to capital expenditures in 2016 and 2015.
Amortization. Amortization expense was $24.1 million in the three months ended June 30, 2016 compared to $21.2 million for the three months ended June 30, 2015. The increase of $3.0 million was primarily a result of an increase in other intangibles recognized in connection with our acquisitions in 2016 and 2015.
Interest Expense, Net. Net interest expense increased $25.9 million to $30.4 million in the three months ended June 30, 2016 compared to $4.6 million in the corresponding quarter in 2015 primarily related to the addition of the Tranche B Term Loan facility and the issuance of $545.0 million of 7.25% Senior Notes due in 2023 (Notes) and an increase in the amortization of deferred financing costs, partially offset by a reduction in borrowings pursuant to our senior secured revolving credit facility (the revolving credit facility).
Loss on Refinancing of Debt. In connection with the refinancing of our debt facility in June 2016, we recognized a loss of $1.1 million. The loss consists of the write-off of previously recognized deferred financing costs as well as certain fees and expenses associated with the refinancing.

Transaction, Integration, and Reorganization Costs. Transaction, integration, and reorganization costs were $6.1 million for the three months ended June 30, 2016 and $2.2 million for the three months ended June 30, 2015. These expenses include ongoing IPC severance and integration costs of $4.1 million, $1.4 million of severance and other costs associated with our ongoing restructuring and reduction in force, and $0.5 million of legacy transaction costs during the quarter.
Earnings (Loss) before Income Taxes. Loss before income taxes in the three months ended June 30, 2016 was $33.5 million compared to earnings of $50.1 million in the three months ended June 30, 2015.
Provision for Income Taxes. The provision for income taxes was $14.6 million in the three months ended June 30, 2016 compared to a provision of $21.2 million in the three months ended June 30, 2015.
Net Earnings. Net earnings were $18.9 million in the three months ended June 30, 2016 compared to $28.9 million in the three months ended June 30, 2015.
Net Earnings (Loss) Attributable to Noncontrolling Interests. Earnings (loss) attributable to noncontrolling interests were earnings of $129,000 for the three months ended June 30, 2016 compared to a loss of $53,000 for the three months ended June 30, 2015.
Net Earnings Attributable to Team Health Holdings, Inc. Net earnings attributable to Team Health Holdings, Inc. were $18.8 million and $28.9 million for the three months ended June 30, 2016 and June 30, 2015, respectively.
Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015
Net Revenues Before Provision for Uncollectibles. Net revenues before provision for uncollectibles in the six months ended June 30, 2016 increased $790.2 million, or 27.6%, to $3.66 billion from $2.87 billion in the six months ended June 30, 2015. The increase in net revenues before provision for uncollectibles resulted from increases in fee for service revenue of $732.6 million, contract revenue of $39.6 million and other revenue of $17.9 million. In the six months ended June 30, 2016, fee for service revenue was 87.9% of net revenues before provision for uncollectibles compared to 86.5% in the same period of 2015, contract revenue was 11.1% of net revenues before provision before uncollectibles compared to 12.8% in the same period of 2015 and other revenue was 1.0% in 2016 and 0.7% in 2015. The increase in fee for service revenue before provision for uncollectibles was primarily a result of a 60.2% increase in total fee for service visits and procedures. The increase in contract revenue was due primarily to the impact of new and acquired contracts.
Provision for Uncollectibles. The provision for uncollectibles increased $250.4 million or 21.8%, to $1.40 billion in the six months ended June 30, 2016 from $1.15 billion in the corresponding period in 2015. The provision for uncollectibles as a percentage of net revenues before provision for uncollectibles declined to 38.2% in the six months ended June 30, 2016 compared with 40.0% in the corresponding period of 2015. The provision for uncollectibles is primarily related to revenue generated under fee for service contracts that is not expected to be fully collected. The period-over-period increase in the provision for uncollectibles was due primarily to annual increases in gross fee schedules and increases in patient volumes and procedures. Changes in payor mix, particularly the level of self-pay fee for service visits, also have an impact on the provision for uncollectibles. For the six months ended June 30, 2016, self-pay fee for service visits were approximately 14.6% of the total fee for service visits compared to approximately 14.9% in the same period of 2015, which constrained the growth in the provision for uncollectibles between periods.

Net Revenues. Net revenues in the six months ended June 30, 2016 increased $539.8 million or 31.4%, to $2.26 billion from $1.72 billion in the six months ended June 30, 2015. IPC contributed 22.0%, non-IPC (legacy) acquisitions contributed 4.7%, same contract revenue contributed 3.7%, and net sales growth contributed 1.1% of the increase in period-over-period growth in net revenues. Within the acquisitions category, new hospital contracting opportunities that were initially developed by our sales and marketing process contributed 1.2% of overall net revenues growth between periods.
Total same contract revenue, which consists of contracts under management in both periods, increased $62.7 million, or 4.2%, to $1.57 billion in the six months ended June 30, 2016 compared to $1.50 billion in the six months ended June 30, 2015. Fee for service volume increases of 3.4% increased same contract revenue growth by 2.6%, while increases in same contract estimated collections on fee for service visits provided a 0.9% increase in same contract revenue growth between periods. The increase in the estimated collections per visit was supported by increases in commercial and managed care reimbursement as well as increases in average patient acuity levels offset by unfavorable changes in prior year revenue collections, a decline in unbilled revenue, and changes in payor mix in the six moths ended 2016. Contract and other revenue contributed 0.7% of same contract revenue growth between periods. IPC reported revenue of $378.4 million while legacy acquisitions contributed $79.9 million of growth in net revenues and net new contract revenue increased $18.7 million between periods.

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
The components of net revenues include revenue from contracts that have been in effect for prior periods (same contracts) and from net, new and acquired contracts during the periods, as set forth in the table below:

	Six Months Ended June 30,
	2015	2016
	(in thousands)
Same contracts:
Fee for service revenue	$1,164,744	$1,217,230
Contract and other revenue	339,197	349,440
Total same contracts	1,503,941	1,566,670
New contracts, net of terminations:
Fee for service revenue	126,294	137,888
Contract and other revenue	42,060	49,191
Total new contracts, net of terminations	168,354	187,079
Acquired contracts:
Fee for service revenue	44,944	461,738
Contract and other revenue	1,200	42,730
Total acquired contracts	46,144	504,468
Consolidated:
Fee for service revenue	1,335,982	1,816,856
Contract and other revenue	382,457	441,361
Total net revenues	$1,718,439	$2,258,217
The following table reflects the visits and procedures included within fee for service revenues described in the table above:

	Six Months Ended June 30,
	2015	2016
	(in thousands)
Fee for service visits and procedures:
Same contracts	6,991	7,227
New and acquired contracts, net of terminations	1,220	5,929
Total fee for service visits and procedures	8,211	13,156
Professional Service Expenses. Professional service expenses, which include physician and provider costs, billing and collection expenses, and other professional expenses, totaled $1.79 billion in the six months ended June 30, 2016 compared to $1.35 billion in the six months ended June 30, 2015, an increase of $442.7 million, or 32.8%. This increase between periods is primarily related to our acquisitions and net new contract growth and a 5.0% increase in same contract professional service expenses primarily associated with increases in provider compensation. Professional service expenses as a percentage of net revenues increased to 79.4% in the six months ended June 30, 2016 from 78.6% in the six months ended June 30, 2015.
Professional Liability Costs. Professional liability costs were $80.4 million in the six months ended June 30, 2016 compared to $53.9 million in the six months ended June 30, 2015, an increase of $26.5 million or 49.2%. Professional liability costs for the six months ended June 30, 2016 included an increase in prior year professional liability loss reserves of $14.3 million. Excluding the prior year reserve adjustment in 2016, professional liability costs increased $12.3 million, or 22.7%, between periods. The increase was primarily attributed to an increase in provider hours including increases from acquisitions and new contracts. Professional liability costs as a percentage of net revenues were 3.6% in the six months ended June 30, 2016 and 3.1% in the six months ended June 30, 2015. Excluding the prior year revenue adjustments in 2016, professional liability costs as a percentage of net revenues were 2.9% in the six months ended June 30, 2016.
General and Administrative Expenses. General and administrative expenses increased $47.5 million or 31.2% to $199.6 million for the six months ended June 30, 2016 from $152.1 million in the six months ended June 30, 2015. General and administrative expenses included contingent purchase compensation expense of $18.9 million for the six months ended June 30, 2016 compared to $15.8 million of expense for the six months ended June 30, 2015. Excluding the contingent purchase compensation expense, general and administrative expense increased $44.4 million or 32.5%, to $180.8 million for the six months ended June 30, 2016 from $136.4 million in the six months ended June 30, 2015. The increase in general and administrative expenses between periods was due primarily to the impact of IPC operations and other acquisitions, offset by a decline in same contract costs of $1.4 million. Total general and administrative expenses as a percentage of net revenues were 8.8% in the six months ended June 30, 2016 and 8.9% in the six months ended June 30, 2015. Excluding contingent purchase compensation expense, general and administrative expenses as a percentage of net revenues were 8.0% in the six months ended June 30, 2016 compared to 7.9% in the six months ended June 30, 2015.
Other (Income) Expenses, Net. In the six months ended June 30, 2016, we recognized other income of $1.6 million compared to $2.3 million in the same period in 2015. The decrease of $0.7 million in income is primarily primarily related to the sale of our equity investment in a hospital-based telemedicine consultation provider and certain assets that were held for sale in 2015, and loss on asset disposal in 2016, partially offset by the sale of certain assets related to our outsourced medical coding practice in 2015, and decreased gains from the change in fair value of assets held related to the non-qualified deferred compensation plan and gains related to increased realized gains on investments in 2016.
Depreciation. Depreciation expense was $16.1 million in the six months ended June 30, 2016 compared to $11.1 million for the six months ended June 30, 2015. The increase of $5.0 million was primarily due to capital expenditures in 2016 and 2015.
Amortization. Amortization expense was $47.7 million in the six months ended June 30, 2016 compared to $41.5 million for the six months ended June 30, 2015. The increase of $6.2 million was primarily a result of an increase in other intangibles recognized in connection with our acquisitions in 2016 and 2015.
Net Interest Expense. Net interest expense increased $53.2 million to $61.7 million in the six months ended June 30, 2016, compared to $8.6 million in the corresponding period in 2015, primarily related to the addition of the tranche B term loan and the issuance of $545.0 million of 7.25% Senior Notes due in 2023 and an increase in the amortization of deferred financing costs, partially offset by a reduction in borrowings pursuant to our senior secured revolving credit facility (the revolving credit facility).
Loss on Refinancing of Debt. In connection with the refinancing of our debt facility in June 2016, we recognized a loss of $1.1 million. The loss consists of the write-off of previously recognized deferred financing costs as well as certain fees and expenses associated with the refinancing.
Transaction, Integration, and Reorganization Costs. Transaction, integration, and reorganization costs were $27.5 million for the six months ended June 30, 2016 and $3.3 million for the six months ended June 30, 2015. These expenses include IPC severance and integration costs of $12.7 million, $9.2 million of professional, advisory, and legal costs associated with the activities of (i) the Board's special advisory committee (which is responsible for reviewing and evaluating possible strategic alternatives available to the Company) and (ii) the JANA agreement, $4.9 million of severance and lease impairment costs associated with a reorganization of the Company's legacy operations, and $0.7 million of legacy transaction costs during the quarter.
Earnings before Income Taxes. Earnings before income taxes in the six months ended June 30, 2016 were $32.0 million compared to $99.3 million in the six months ended June 30, 2015.
Provision for Income Taxes. The provision for income taxes was $12.4 million in the six months ended June 30, 2016 compared to $42.3 million in the six months ended June 30, 2015.
Net Earnings. Net earnings were $19.6 million in the six months ended June 30, 2016 compared to $56.9 million in the six months ended June 30, 2015.

Net Earnings (Loss) Attributable to Noncontrolling Interests. Earnings (loss) attributable to noncontrolling interests were earnings of $191,000 for the six months ended June 30, 2016 and a loss of $67,000.0 in the six months ended June 30, 2015.
Net Earnings Attributable to Team Health Holdings, Inc. Net earnings attributable to Team Health Holdings, Inc. were $19.5 million and $57.0 million for the six months ended June 30, 2016 and June 30, 2015, respectively.
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
Cash flow provided by operations for the six months ended June 30, 2016 was $54.4 million compared to $18.2 million in the same period in 2015. Included in operating cash flow were contingent purchase price payments of $2.6 million and $8.9 million in the six months ended June 30, 2016 and June 30, 2015, respectively. Operating cash flow was also impacted by $14.0 million of cash transaction and integration costs associated with the IPC transaction in the six months ended June 30, 2016. Excluding the impact of the contingent purchase payments and the IPC transaction and integration costs, operating cash flow in 2016 increased $44.0 million to $71.1 million compared to $27.1 million in 2015. Operating cash flow in the first six months of 2016 reflects a reduced level of accounts receivable funding and a net income tax refund offset by an increased level of interest payments when compared to the prior year. Cash used in investing activities in the six months ended June 30, 2016 was $42.9 million compared to $89.1 million in the same period of 2015. The $46.2 million decrease in cash used in investing activities was principally due to a decrease in cash used for acquisitions between periods. Cash used in financing activities in the six months ended June 30, 2016 was $23.8 million compared to cash provided of $102.1 million in the six months ended June 30, 2015. The change in financing activities between periods was primarily related to changes in net revolving credit facility borrowings and payments between periods and an increase in term loan payments in 2016 and reduced equity proceeds and related tax benefit from exercise of stock options.
We spent $15.3 million in the first six months of 2016 and $17.4 million in the first six months of 2015 on capital expenditures. These expenditures were primarily for billing and information technology investments and related development projects along with projects in support of operational initiatives.
As of June 30, 2016, we had cash and cash equivalents of approximately $16.3 million and total outstanding debt of $2.42 billion (excluding the impact of $50.3 million of deferred financing costs). There were no known liquidity restrictions or impairments on our cash and cash equivalents as of June 30, 2016. We had $7.5 million borrowings under our revolving credit facility outstanding as of June 30, 2016 and had $642.5 million of available borrowings under our revolving credit facility (without giving effect to $6.8 million of undrawn letters of credit).
In June 2016, we completed the repricing of our Tranche B Term Loan facility. The repricing amendment reduced the interest rate applicable to the Tranche B Loans by 75 basis points to LIBOR plus 3.00% from LIBOR plus 3.75% (in each case subject to a minimum LIBOR floor of 75 basis points). See Note 8 of the accompanying consolidated financial statements for a discussion of our indebtedness.
Our senior credit facility agreement, as amended, contains both affirmative and negative covenants, including limitations on our ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire our capital stock, acquire the capital stock or assets of another business and pay dividends, and require us to comply with a maximum total net leverage ratio, tested quarterly. At June 30, 2016, we were in compliance with all covenants under the senior credit facility agreement. The senior credit facility is secured by substantially all of our and our U.S. subsidiaries’ assets.
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
We have historically been an acquirer of other physician staffing businesses and related interests. For the six months ended June 30, 2016, total net cash used in acquisitions, including contingent payments, was $39.4 million. As of June 30, 2016, we estimate future contingent payment obligations to be approximately $101.1 million for acquisitions made prior to June 30, 2016, which we expect to fund over a period of three years. $69.2 million was recorded as a liability on our balance sheet as of June 30, 2016, while the remaining estimated liability of $31.9 million will be recorded as contingent purchase and other acquisition compensation expense over the remaining performance period. See Note 3 of the accompanying consolidated financial statements for a discussion of our acquisitions and related contingent payment obligations.
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
Effective March 12, 2003, we began providing for professional liability risks in part through captive insurance subsidiary. Prior to such date, we insured such risks principally through the commercial insurance market. The change in the professional liability insurance program initially resulted in increased cash flow due to the retention of cash formerly paid out in the form of insurance premiums to a commercial insurance company coupled with a long period (typically 2-4 years or longer on average) before cash payout of such losses occurs. A portion of such cash retained is retained within our captive insurance subsidiaries and therefore is not immediately available for general corporate purposes. Investments held by the Company and our captive insurance subsidiaries are carried at fair market value. As of June 30, 2016, these investments totaled approximately $111.4 million, including a $3.6 million net unrealized gain. See Note 5 of the accompanying consolidated financial statements for a discussion of the investments held by the Company and our captive insurance subsidiaries.
Effective June 1, 2014, we renewed our fronting carrier program with a commercial insurance carrier through May 31, 2016. In June 2016, we paid cash premiums of approximately $2.5 million to the commercial insurance carrier, which was the first quarterly payment for the annual premium of $9.8 million. For the six months ended June 30, 2016, we funded approximately $18.8 million of premiums to our captive insurance subsidiaries.
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

The following table sets forth a reconciliation of net earnings attributable to Team Health Holdings, Inc. to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
	(in thousands)
Net earnings attributable to Team Health Holdings, Inc.	$28,935	$18,785	$56,989	$19,453
Interest expense, net	4,571	30,437	8,560	61,730
Provision for income taxes	21,186	14,577	42,341	12,363
Depreciation	5,560	8,066	11,134	16,103
Amortization	21,175	24,142	41,452	47,653
Other (income) expenses, net(a)	961	(879)	(2,321)	(1,611)
Contingent purchase and other acquisition compensation expense(b)	7,856	9,762	15,760	18,851
Transaction, integration, and reorganization costs(c)	2,215	6,106	3,301	27,501
Equity based compensation expense(d)	5,670	6,417	9,213	14,000
Loss on refinancing of debt(e)	—	1,069	—	1,069
Insurance subsidiaries interest income	519	501	1,023	1,080
Professional liability loss reserve adjustments associated with prior years	—	—	—	14,284
Severance and other charges	729	195	1,247	541
Adjusted EBITDA	$99,377	$119,178	$188,699	$233,017

(a)	Reflects gain or loss on sale of assets, realized gains on investments, and changes in fair value of investments associated with the Company’s non-qualified retirement plan.

(b)	Reflects expense recognized for historical and estimated future contingent payments and other compensation expense associated with acquisitions.

(c)	Reflects transaction and integration costs, reorganization expenses, and advisory, legal and other professional service fees from the Board's special advisory committee process and JANA agreement.

(d)	Reflects costs related to equity awards granted under the Company's equity based compensation plans.

(e)
Reflects the write-off of deferred financing costs of $0.9 million from the previous Tranche B term loan facility as well as certain fees and expenses associated with the repricing amendment of the Tranche B term loan facility.

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
At June 30, 2016, the fair value of the Company’s total debt was approximately $2.47 billion, which had a carrying value of $2.42 billion, all of which was variable debt. If the market interest rates for the Company’s variable rate borrowings had averaged 1% more subsequent to December 31, 2015, the Company’s interest expense would have increased, and earnings before income taxes would have decreased, by approximately $8.8 million for the six months ended June 30, 2016. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management could take actions in an attempt to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company’s financial structure.

Item 4.	Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired objectives. As of June 30, 2016, we conducted an evaluation under the supervision and with the participation of our management, including our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. As a result of the completion of the IPC Healthcare, Inc. (IPC) acquisition on November 23, 2015, we have begun our analysis of the systems of disclosure controls and procedures and internal controls over financial reporting of IPC and to integrate them within our broader framework of controls. The SEC’s rules require us to include acquired entities in our assessment of the effectiveness of internal control over financial reporting no later than the annual management report following the first anniversary of the acquisition. We plan to complete the evaluation and the integration of IPC within the required time frames and report management’s assessment of our internal control over financial reporting in our first annual report in which such assessment is required for this acquisition. Accordingly, as permitted by the SEC, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of its newly-acquired IPC operations, which are included in the consolidated financial statements for the period ending June 30, 2016. IPC represents $1.88 billion and $1.67 billion of total and net assets, respectively, as of June 30, 2016 and $378.4 million and $12.6 million of net revenues and net earnings, respectively, for the six months then ended. Based on that evaluation, our Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that as of June 30, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting: There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
The information required with respect to this item can be found under “Litigation” in note 10 of the notes to the Company's consolidated financial statements contained in this quarterly report on Form 10-Q and is incorporated by reference into this Item 1.

Item 1A.	Risk Factors
For a discussion of our potential risks and uncertainties, please see “Risk Factors” in Part 1, Item 1A of our annual report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on February 22, 2016. In addition, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors and Trends that Affect Our Results of Operations” herein and the 2015 Form 10-K. In addition to the risk factors disclosed in Part 1, Item 1A of the 2015 Form 10-K and Part II, Item 1A of our Form 10-Q filed on May 9, 2016, the following is a certain additional risk factor related to our business:
Risks Related to Our Business

We may write-off intangible assets, such as goodwill, related to the IPC transaction.
As a result of purchase accounting for our IPC acquisition transaction, our balance sheet at June 30, 2016 contained intangible assets designated as either goodwill or other intangibles totaling approximately $1.58 billion in goodwill and approximately $22.5 million in other intangibles. On an ongoing basis, we evaluate whether facts and circumstances indicate any impairment of the value of intangible assets. As circumstances change, we cannot assure you that the value of these intangible assets will be realized by us. If we determine that a significant impairment has occurred, we will be required to write-off the impaired portion of intangible assets, which could have a material adverse effect on our results of operations in the period in which the write-off occurs.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not Applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

3.1	Certificate of Incorporation of Team Health Holdings, Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed on December 18, 2009: File No. 001-34583)

3.2	Amended and Restated By-laws of Team Health Holdings, Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed on December 23, 2014: File No. 001-34583)

10.1
Amendment No. 1 dated as of June 2, 2016 to the Second Amended and Restated Credit Agreement dated as of November 23, 2015, among TeamHealth, Inc., Team Health Holdings, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, each lender from time to time party thereto and Citigroup Clobal Markets, Inc., as Syndication Agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed on June 3, 2016: File No. 001-34583)

10.2	Form of Performance Stock Unit Award Agreement (filed herewith)*

10.3	Form of Restricted Stock Unit Award Agreement for members of the Board of Directors (filed herewith)*

10.4	Form of Nonqualified Stock Option Agreement (filed herewith)*

10.5	Form of Restricted Stock Unit Award Agreement for management (filed herewith)*

31.1	Certification by Michael D. Snow for Team Health Holdings, Inc. dated August 2, 2016 as required by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification by David P. Jones for Team Health Holdings, Inc. dated August 2, 2016 as required by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Certification by Michael D. Snow for Team Health Holdings, Inc. dated August 2, 2016 as required by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.2	Certification by David P. Jones for Team Health Holdings, Inc. dated August 2, 2016 as required by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2016 and December 31, 2015, (ii) Consolidated Statement of Comprehensive Earnings for the three and six months ended June 30, 2016 and 2015, (iii) Consolidated Statement of Cash Flows for the six months ended June 30, 2016 and 2015, and (iv) Notes to Consolidated Financial Statements.

* Management contracts or compensatory plans or arrangements

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEAM HEALTH HOLDINGS, INC.

August 2, 2016	/S/ MICHAEL D. SNOW
Michael D. Snow President and Chief Executive Officer

August 2, 2016	/S/ DAVID P. JONES
David P. Jones Executive Vice President and Chief Financial Officer