Form 10-Q
period 2016-09-30
TEAM HEALTH HOLDINGS INC.
filed 2016-11-04
CIK 1082754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2016, there were outstanding 74,464,838 shares of common stock of Team Health Holdings, Inc., with a par value of $0.01.

FORWARD LOOKING STATEMENTS
Statements made in this Form 10-Q that are not historical facts and that reflect the current view of Team Health Holdings, Inc. (the Company) about future events and financial performance are hereby identified as “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Some of these statements can be identified by terms and phrases such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “could,” “should,” “may,” “plan,” “project,” “predict” and similar expressions. The Company cautions readers of this Form 10-Q that such “forward looking statements,” including without limitation, those relating to the Company’s future business prospects, revenue, working capital, professional liability expense, liquidity, capital needs, interest costs and income, wherever they occur in this Form 10-Q or in other statements attributable to the Company, are necessarily estimates reflecting the judgment of the Company’s senior management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the “forward looking statements.” Factors that could cause our actual results to differ materially from those expressed or implied in such forward-looking statements include, but are not limited to:

•	the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement between the Company and funds affiliated with The Blackstone Group L.P.;

•
the inability to complete the proposed merger between the Company and funds affiliated with The Blackstone Group L.P. (the Merger) due to the failure to obtain stockholder approval for the proposed Merger or the failure to satisfy other conditions to completion of the proposed Merger, including that a governmental entity may prohibit, delay or refuse to grant approval for the consummation of the transaction;

•	risks related to disruption of management's attention from our ongoing business operations due to the transaction;

•	the effect of the announcement of the proposed Merger on the Company's relationships with its customers, operating results and business generally;

•	the risk that the proposed Merger will not be consummated in a timely manner;

•	exceeding the expected costs of the proposed Merger;

•	the current U.S. and global economic conditions;

•	the current U.S. and state healthcare reform legislative initiatives;

•	our exposure to financial risk under the BPCI program and other value based payment programs;

•	our ability to find suitable acquisition candidates or successfully integrate completed acquisitions, including our acquisition of IPC Healthcare, Inc. (IPC);

•	our ability to realize the expected benefits of the acquisition of IPC.;

•	the risk that the IPC acquisition disrupts current plans and operations and disrupts our relationship with payors, physicians and other healthcare professionals;

•	our ability to realize the value of intangible assets, including goodwill, recognized in connection with our acquisitions;

•	the effect and interpretation of current or future government regulation of the healthcare industry, and our ability to comply with these regulations;

•	our exposure to billing investigations, audits and/or litigation by private payors and federal and state authorities, as well as auditing contractors for governmental programs;

•	our exposure to professional liability lawsuits;

•	the adequacy of our insurance reserves;

•	our reliance on reimbursements by third-party payors, as well as payments by individuals;

•	the impact of recent or potential federal and state legislation that restricts our ability to balance bill patients, or prescribes how potential out of network charges are calculated and reimbursed;

•	change in rates or methods of government payments for our services;

•	the general level of emergency department patient volumes at our clients’ facilities;

•	our exposure to the financial risks associated with fee for service contracts;

•	our ability to timely or accurately bill for services;

•	our ability to timely enroll healthcare professionals in the Medicare program;

•	a reclassification of independent contractor physicians by tax authorities;

•	the concentration of a significant number of our programs in certain states, particularly Florida, Ohio, Tennessee and Texas;

•	any loss of or failure to renew contracts within the Military Health System Program, which are subject to a competitive bidding process;

•	our exposure to litigation;

•	fluctuations in our quarterly operating results, which could affect our ability to raise new capital for our business;

•	effect on our revenues if we experience a net loss of contracts;

•	our ability to accurately assess the costs we will incur under new contracts;

•	our ability to implement our business strategy and manage our growth effectively;

•	our future capital needs and ability to raise capital when needed;

•	our ability to successfully recruit and retain qualified healthcare professionals;

•	enforceability of our non-competition and non-solicitation contractual arrangements with some affiliated physicians and professional corporations;

•	the high level of competition in our industry;

•	our dependence on numerous complex information systems and our ability to maintain these systems or implement new systems or any disruptions in our information systems;

•	our ability to protect our proprietary technology and services;

•	our loss of key personnel and/or ability to attract and retain highly qualified personnel;

•	our ability to comply with privacy regulations regarding the use and disclosure of patient information;

•	our ability to comply with federal or state anti-kickback laws, the False Claims Act and other statutes and regulations that may be applicable to our business;

•	our ability to comply with federal and state physician self-referral laws and regulations or issuance of additional legislative restrictions;

•	changes in existing laws or regulations, adverse judicial or administrative interpretations of these laws and regulations or enactment of new legislation;

•	changes in accounting standards, rules and interpretations or inaccurate estimates or assumptions in the application of accounting policies and the impact on our financial statements;

•	our exposure to a loss of contracts with our physicians or termination of relationships with our affiliated professional corporations in order to comply with antitrust laws;

•	our substantial indebtedness and ability to incur substantially more debt;

•	our ability to generate sufficient cash to service our debt; and

•	restrictive covenants in our debt agreements, which may restrict our ability to pursue our business strategies and our ability to comply with them.
For a more detailed discussion of these factors, see the information under the caption “Risk Factors” herein and in the Company’s most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (the SEC), as such risk factors may be updated from time to time in our periodic filings with the SEC, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein and in the Company’s most recent Annual Report on Form 10-K filed on February 22, 2016.
The Company’s forward-looking statements speak only as of the date of this report or as of the date they are made. The Company disclaims any intent or obligation to update any “forward looking statement” made in this Form 10-Q to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

TEAM HEALTH HOLDINGS, INC.
QUARTERLY REPORT FOR THE NINE MONTHS
ENDED SEPTEMBER 30, 2016

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
TEAM HEALTH HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2015	September 30, 2016
	(Unaudited) (In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$28,563	$15,315
Short-term investments	1,985	1,581
Accounts receivable, less allowance for uncollectibles of $500,645 and $653,070 in 2015 and 2016, respectively	730,459	821,963
Prepaid expenses and other current assets	73,807	65,138
Receivables under insured programs	36,004	38,913
Income tax receivable	28,791	3,287
Total current assets	899,609	946,197
Insurance subsidiaries' and other investments	111,940	99,939
Property and equipment, net	87,907	84,141
Other intangibles, net	335,637	320,477
Goodwill	2,427,802	2,485,591
Deferred income taxes	50,250	48,625
Receivables under insured programs	90,747	102,272
Other	56,950	383,333
	$4,060,842	$4,470,575
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$66,358	$57,060
Accrued compensation and physician payable	337,455	323,709
Other accrued liabilities	257,651	305,931
Current maturities of long-term debt	68,900	390,120
Total current liabilities	730,364	1,076,820
Long-term debt, less current maturities	2,337,363	2,298,985
Other non-current liabilities	346,427	376,619
Shareholders’ equity:
Common stock, ($0.01 par value; 100,000 shares authorized, 73,092 and 74,285 shares issued and outstanding at December 31, 2015 and September 30, 2016, respectively)	731	743
Additional paid-in capital	836,458	876,908
Accumulated deficit	(196,144)	(166,211)
Accumulated other comprehensive earnings	1,503	2,172
Team Health Holdings, Inc. shareholders’ equity	642,548	713,612
Noncontrolling interests	4,140	4,539
Total shareholders' equity including noncontrolling interests	646,688	718,151
	$4,060,842	$4,470,575
See accompanying notes to consolidated financial statements.

TEAM HEALTH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Three Months Ended September 30,
	2015	2016
	(Unaudited) (In thousands, except per share data)
Net revenues before provision for uncollectibles	$1,525,409	$1,925,775
Provision for uncollectibles	626,228	784,281
Net revenues	899,181	1,141,494
Cost of services rendered (exclusive of depreciation and amortization shown separately below)
Professional service expenses	707,871	909,712
Professional liability costs	27,474	33,912
General and administrative expenses (includes contingent purchase and other acquisition compensation expense of $(3,530) and $9,818 in 2015 and 2016, respectively)	67,066	101,323
Other (income) expense, net	2,137	(6,337)
Depreciation	6,290	8,979
Amortization	20,633	23,772
Interest expense, net	5,572	28,525
Transaction, integration, and reorganization costs	3,869	20,836
Earnings before income taxes	58,269	20,772
Provision for income taxes	22,837	10,216
Net earnings	35,432	10,556
Net (loss) earnings attributable to noncontrolling interests	(10)	75
Net earnings attributable to Team Health Holdings, Inc.	$35,442	$10,481

Net earnings per share of Team Health Holdings, Inc.
Basic	$0.49	$0.14
Diluted	$0.48	$0.14
Weighted average shares outstanding
Basic	72,361	74,166
Diluted	73,687	75,304

Other comprehensive earnings, net of tax:
Net change in fair value of investments, net of tax of $124 and $(133) for 2015 and 2016, respectively	230	(242)
Comprehensive earnings	35,662	10,314
Comprehensive (loss) earnings attributable to noncontrolling interests	(10)	75
Comprehensive earnings attributable to Team Health Holdings, Inc.	$35,672	$10,239
See accompanying notes to consolidated financial statements.

TEAM HEALTH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Nine Months Ended September 30,
	2015	2016
	(Unaudited) (In thousands, except per share data)
Net revenues before provision for uncollectibles	$4,390,682	$5,581,210
Provision for uncollectibles	1,773,062	2,181,499
Net revenues	2,617,620	3,399,711
Cost of services rendered (exclusive of depreciation and amortization shown separately below)
Professional service expenses	2,058,876	2,703,436
Professional liability costs	81,371	114,351
General and administrative expenses (includes contingent purchase and other acquisition compensation expense of $12,230 and $28,669 in 2015 and 2016, respectively)	219,214	300,925
Other (income) expense, net	(182)	(7,947)
Depreciation	17,423	25,081
Amortization	62,085	71,425
Interest expense, net	14,132	90,255
Transaction, integration, and reorganization costs	7,170	48,337
Loss on refinancing of debt	—	1,069
Earnings before income taxes	157,531	52,779
Provision for income taxes	65,178	22,579
Net earnings	92,353	30,200
Net (loss) earnings attributable to noncontrolling interests	(78)	266
Net earnings attributable to Team Health Holdings, Inc.	$92,431	$29,934

Net earnings per share of Team Health Holdings, Inc.
Basic	$1.29	$0.41
Diluted	$1.26	$0.40
Weighted average shares outstanding
Basic	71,900	73,823
Diluted	73,351	75,225

Other comprehensive earnings, net of tax:
Net change in fair value of investments, net of tax of $(213) and $359 for 2015 and 2016, respectively	(370)	669
Comprehensive earnings	91,983	30,869
Comprehensive (loss) earnings attributable to noncontrolling interests	(78)	266
Comprehensive earnings attributable to Team Health Holdings, Inc.	$92,061	$30,603

See accompanying notes to consolidated financial statements.

TEAM HEALTH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2015	2016
	(Unaudited) (In thousands)
Operating Activities
Net earnings	$92,353	$30,200
Adjustments to reconcile net earnings:
Depreciation	17,423	25,081
Amortization	62,085	71,425
Amortization of deferred financing costs	2,142	6,674
Equity based compensation expense	13,197	24,470
Provision for uncollectibles	1,773,062	2,181,499
Deferred income taxes	(34,140)	(2,400)
Non-cash loss on refinancing of debt	—	905
(Gain) loss on sale of investments and other assets	(1,879)	34
Net gain on joint venture deconsolidation	—	(4,346)
Equity in joint venture income	(2,856)	(4,446)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,846,532)	(2,281,334)
Prepaids and other assets	(9,774)	(2,720)
Income tax accounts	29,585	20,947
Accounts payable	8,624	(9,684)
Accrued compensation and physician payable	2,439	(5,430)
Contingent purchase liabilities	(13)	22,943
Other accrued liabilities	(3,034)	3,635
Professional liability reserves	29,261	29,972
Net cash provided by operating activities	131,943	107,425
Investing Activities
Purchases of property and equipment	(31,123)	(22,189)
Net proceeds from disposition of assets	1,189	50
Cash paid for acquisitions, net of cash acquired	(116,314)	(395,085)
Payments for the purchase of investments	—	(458)
Proceeds from the sale of investments	7,332	2,532
Purchases of investments at insurance subsidiaries	(67,887)	(50,961)
Proceeds from investments at insurance subsidiaries	79,422	62,318
Net proceeds from joint venture deconsolidation	—	2,754
Net cash used in investing activities	(127,381)	(401,039)
Financing Activities
Payments on long-term debt	(11,250)	(32,348)
Proceeds from note payable	—	288
Payments on revolving credit facility	(989,500)	(697,700)
Proceeds from revolving credit facility	950,500	1,007,700
Payments of financing costs	—	(1,587)
Payments related to contingent purchase obligations	—	(18,397)
Contributions from noncontrolling interests	1,683	1,989
Proceeds from the issuance of common stock under stock purchase plans	3,445	4,952
Proceeds from exercise of stock options	23,185	17,938
Tax benefit from exercise of stock options	15,475	1,263
Payments related to settlement of equity based awards	—	(3,732)
Net cash (used in) provided by financing activities	(6,462)	280,366
Net decrease in cash and cash equivalents	(1,900)	(13,248)
Cash and cash equivalents, beginning of period	20,094	28,563
Cash and cash equivalents, end of period	$18,194	$15,315

Supplemental cash flow information:
Interest paid	$13,619	$78,746
Taxes paid, net of refunds	$52,120	$3,752
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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments,” which clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows. ASU 2016-15 is effective for annual reporting periods beginning after December 15, 2017, and interim periods therein, and early adoption is permitted. Companies are required to adopt the guidance on a retrospective method, unless impracticable, at which point prospective application is appropriate. The Company is in the process of evaluating the impact that adoption of this new accounting standard may have on the Company's consolidated financial statements.

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
Note 3. Acquisitions and Contingent Purchase Obligations
Acquisitions
During the nine months ended September 30, 2016, the Company completed nine acquisitions of emergency medicine, anesthesia services and hospital medicine businesses with operations in California, Connecticut, Florida, Michigan, Ohio and Rhode Island for total consideration of $83.2 million, which expanded the Company's presence in those respective markets. The results of operations of the acquired businesses have been included in the Company’s consolidated financial statements beginning on the respective acquisition dates. The Consolidated Statements of Comprehensive Earnings for the nine months ended September 30, 2016 includes net revenues of $17.7 million related to acquisitions completed during this period. Pro forma results of operations have not been presented because the effect of these acquisitions is not material to the Company’s consolidated results of operations individually or in the aggregate.
The purchase price for these acquisitions was allocated, based on management’s estimates, in accordance with ASC Topic 805, “Business Combinations” (ASC 805). The Company’s purchase price allocation for business combinations completed during recent periods is preliminary and may be subject to revision as additional information about the fair value of acquired working capital becomes available. Additional information, which existed as of the acquisition date but at that time was unknown to the Company, may become known to the Company during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date. The purchase price for these acquisitions completed during the nine months ended September 30, 2016 was allocated as shown in the table below (in thousands):

September 30, 2016
Accounts receivable	$3,024
Prepaid expenses and other assets	70
Other intangibles (consisting of physician and hospital agreements)	34,564
Goodwill (of which $29.1 million is tax deductible)	51,955
Accounts payable	(1,165)
Accrued compensation and physician payable	(1,493)
Other accrued liabilities	(718)
Contingent purchase liability	(1,050)
Net deferred income taxes	(2,025)

Total purchase price	$83,162
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

During 2016, factors became known that resulted in changes to the purchase price allocation of assets and liabilities existing at the date of the IPC transaction. The estimated fair values of assets acquired and liabilities assumed, specifically accounts receivable, current and noncurrent taxes payable, deferred taxes, contingent purchase liability and other intangible assets, may be subject to change as additional information is received. The purchase price allocation adjustments for this acquisition are summarized as follows (in thousands):

	As of	Adjustments to	As of
	December 31, 2015	Purchase Price Allocation	September 30, 2016
Short term investments	$1,985	$—	$1,985
Accounts receivable	127,265	(11,355)	115,910
Prepaid expenses and other assets	6,347	(316)	6,031
Receivables under insured programs	36,255	—	36,255
Property and equipment	10,541	216	10,757
Income tax receivable	12,528	—	12,528
Net deferred income taxes	64,301	(1,936)	62,365
Other intangibles (consisting of marketing-related and technology-based intangibles and physician and hospital agreements)	4,975	21,700	26,675
Goodwill (of which the tax deductible amount was $368,283)	1,574,757	5,594	1,580,351
Accounts payable	(15,627)	313	(15,314)
Accrued compensation and physician payable	(43,856)	—	(43,856)
Other accrued liabilities	(63,809)	(13,260)	(77,069)
Contingent purchase liability	(30,639)	(2,768)	(33,407)
Assumed notes payable	(148,249)	—	(148,249)
Other non-current liabilities	(61,894)	1,812	(60,082)

Total consideration paid, net of acquired cash and cash equivalents of $28,059	$1,474,880	$—	$1,474,880
Subsequent Acquisitions
Effective October 1, 2016, the first day of the fourth quarter of fiscal year 2016, the Company acquired the operations of an emergency medicine business located in Florida for a purchase price of approximately $311.9 million, which the Company funded on September 30, 2016. As of September 30, 2016, the cash paid for this acquisition was classified within other assets in the Consolidated Balance Sheets. In addition to the cash paid, there are potential future contingent purchase obligations of $26.7 million related to this acquisition. The Company's operating results for the reported periods were not impacted by this acquisition as it was completed subsequent to September 30, 2016.
During October 2016, the company completed the acquisition of the operations of an emergency medicine business located in Illinois that provides care to approximately 48,000 patients each year. The Company is still in the process of completing the purchase price allocation for this acquisition.

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
As of September 30, 2016, the Company estimates it may have to pay $88.3 million (excluding $26.7 million related to the acquisition funded on September 30, 2016, but effective October 1, 2016) in future contingent payments for acquisitions made prior to September 30, 2016, based upon the current projected performance of the acquired operations of which $65.5 million is recorded as a liability in other liabilities and other non-current liabilities on the Company’s Consolidated Balance Sheet. The remaining estimated liability of $22.9 million will be recorded as contingent purchase compensation expense over the remaining performance periods. The current estimate of future contingent payments could increase or decrease depending upon the actual performance of the acquisition over the respective performance periods. These payments will be made should the acquired operations achieve the financial targets or certain contract terms as agreed to in the respective acquisition agreements, including the requirements for continuing employment. When measured on a recurring basis, this liability is considered Level 3 in the fair value hierarchy due to the use of unobservable inputs to measure fair value.
The contingent purchase and other acquisition compensation expense recognized for the nine months ended September 30, 2015 and 2016 was $12.2 million and $28.7 million, respectively.
The changes to the Company’s accumulated contingent purchase liability for the nine months ended September 30, 2016 are as follows (in thousands):

Contingent purchase liability at December 31, 2015	$57,080
Payments	(24,047)
Contingent purchase and other acquisition compensation expense recognized	28,669
Adjustments to contingent purchase liability recognized at acquisition date	3,756
Contingent purchase liability at September 30, 2016	$65,458
Estimated unrecognized contingent purchase compensation expense as of September 30, 2016 is as follows (in thousands):

For the remainder of the year ended December 31, 2016	$6,025
For the year ended December 31, 2017	11,069
For the year ended December 31, 2018	3,635
For the year ended December 31, 2019	1,515
For the year ended December 31, 2020	625
$22,869
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

The following table provides information on those assets and liabilities the Company currently measures at fair value on a recurring basis as of December 31, 2015 and September 30, 2016 (in thousands):

	Carrying Amount in Consolidated Balance Sheet December 31, 2015	Fair Value December 31, 2015	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3
Insurance subsidiaries' and other investments:
Money market funds	$18,238	$18,238	$18,238	$—	$—
Municipal bonds	87,121	87,121	—	87,121	—
Mutual funds	64	64	—	64	—
Private investments	2,818	2,818	—	—	2,818
Corporate bonds	3,699	3,699	—	3,699	—
Total investments of insurance subsidiaries	$111,940	$111,940	$18,238	$90,884	$2,818
Supplemental employee retirement plan investments:
Mutual funds	$45,868	$45,868	$—	$45,868	$—

	Carrying Amount in Consolidated Balance Sheet September 30, 2016	Fair Value September 30, 2016	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3
Insurance subsidiaries' and other investments:
Money market funds	$7,539	$7,539	$7,539	$—	$—
Municipal bonds	83,016	83,016	—	83,016	—
Mutual funds	48	48	—	48	—
Private investments	1,947	1,947	—	—	1,947
Corporate bonds	7,389	7,389	—	7,389	—
Total investments of insurance subsidiaries	$99,939	$99,939	$7,539	$90,453	$1,947
Supplemental employee retirement plan investments:
Mutual funds	$55,655	$55,655	$—	$55,655	$—
The Company’s insurance subsidiaries' and other investments are valued using market prices on active markets (Level 1) and less active markets (Level 2), in addition to using alternative information when market data is not available (Level 3). Level 1 investment valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 investment valuations are obtained from readily available pricing sources for comparable investments or identical investments in less active markets. The fair values of the Company’s supplemental employee retirement investments are based on quoted prices. Level 3 investment valuations require significant management judgment and are based on transaction price, company performance, and market conditions. For the nine months ended September 30, 2016 there were no transfers between Levels 1, 2 or 3. See Note 5 for more information regarding the Company’s investments.
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
The fair value of the Company's debt is estimated using quoted market prices when available. When quoted market prices are not available, fair value is estimated based on current market interest rates for debt with similar maturities (Level 2). At September 30, 2016, the estimated fair value of the Company’s outstanding debt was $2.77 billion compared to a carrying value of $2.74 billion.
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
At December 31, 2015 and September 30, 2016, amortized cost basis and aggregate fair value of the Company’s available-for-sale securities by investment type were as follows (in thousands):

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2015
Money market funds	$18,238	$—	$—	$18,238
Municipal bonds	84,983	2,411	(273)	87,121
Mutual funds	64	—	—	64
Private investments	2,712	106	—	2,818
Corporate bonds	3,718	6	(25)	3,699
	$109,715	$2,523	$(298)	$111,940
September 30, 2016
Money market funds	$7,539	$—	$—	$7,539
Municipal bonds	80,187	3,001	(172)	83,016
Mutual funds	48	—	—	48
Private Investments	1,711	236	—	1,947
Corporate bonds	7,204	185	—	7,389
	$96,689	$3,422	$(172)	$99,939

At December 31, 2015 and September 30, 2016, the amortized cost basis and aggregate fair value of the Company’s available-for-sale securities by contractual maturities were as follows (in thousands):

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2015
Due in less than one year	$24,099	$35	$(54)	$24,080
Due after one year through five years	57,537	1,647	(79)	59,105
Due after five years through ten years	23,389	674	(56)	24,007
Due after ten years	1,914	61	(109)	1,866
Total	$106,939	$2,417	$(298)	$109,058
September 30, 2016
Due in less than one year	$16,987	$89	$—	$17,076
Due after one year through five years	60,055	2,082	(90)	62,047
Due after five years through ten years	17,888	1,015	(82)	18,821
Total	$94,930	$3,186	$(172)	$97,944
A summary of the Company’s temporarily impaired available-for-sale investment securities as of December 31, 2015 and September 30, 2016 follows (in thousands):

	Impaired Less Than 12 Months		Impaired Over 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2015
Municipal bonds	$13,189	$(103)	$2,575	$(170)	$15,764	$(273)
Corporate bonds	3,120	(25)	—	—	3,120	(25)
Total investment	$16,309	$(128)	$2,575	$(170)	$18,884	$(298)
September 30, 2016
Municipal bonds	$3,389	$(72)	$2,433	$(100)	$5,822	$(172)
Total investment	$3,389	$(72)	$2,433	$(100)	$5,822	$(172)

The unrealized losses resulted from changes in market interest rates, not from changes in the probability of contractual cash flows. Because the Company has the ability and intent to hold the investments until a recovery of carrying value and full collection of the amounts due according to the contractual terms of the investments is expected, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2016.
During the nine months ended September 30, 2016, the Company recorded a gain of approximately $0.4 million on the sale of specifically identified investments.

As of December 31, 2015 and September 30, 2016, the investments related to the participant directed supplemental employee retirement plan totaled $45.9 million and $55.7 million, respectively, and are included in other assets in the accompanying consolidated balance sheets. The net trading gains on those investments for the nine months ended September 30, 2015 and September 30, 2016 that were still held by the Company as of September 30, 2015 and September 30, 2016 were as follows (in thousands):

	2015	2016
Net (losses) gains recognized during the nine months ended September 30, 2015 and 2016, respectively on trading securities	$(1,467)	$1,259
Less: Net gains (losses) recognized during the period on trading securities sold during the nine months ended September 30, 2015 and 2016, respectively	(35)	(120)
Unrealized (losses) gains recognized on trading securities still held at September 30, 2015 and 2016, respectively	$(1,432)	$1,379
The Company has an investment in a variable interest entity that operates urgent care clinics. The Company was previously the primary beneficiary of the entity and consolidated the entity’s operations, but the Company sold a portion of its ownership to the other joint venture partner in the third quarter of 2016 for $3.3 million, which resulted in a gain of $4.3 million. As a result, the Company determined that it is no longer the primary beneficiary of the entity as it does not have the power to direct the activities that most significantly impact the economic performance of the entity nor the responsibility to absorb a majority of the expected losses. The entity is not consolidated and the investment is accounted for under the equity method, which is classified in other assets in the accompanying consolidated balance sheets and measured at fair value. The determination of whether the Company is the primary beneficiary was performed at the time of our initial investment and performed again when the entity was deconsolidated from the Company’s financial statements. As of September 30, 2016, the fair value of this investment was $0.9 million.
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

Net revenues consisted of the following (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2016		2015		2016
Medicare	$183,120	20.4%	$344,660	30.2%	$530,047	20.2%	$1,032,522	30.4%
Medicaid	166,015	18.5	206,896	18.1	476,151	18.2	606,707	17.8
Commercial and managed care	462,652	51.5	551,960	48.4	1,322,652	50.5	1,612,048	47.4
Self-pay	496,910	55.3	568,418	49.8	1,405,252	53.7	1,582,967	46.6
Other	21,576	2.4	26,301	2.3	61,777	2.4	73,263	2.2
Unbilled	2,369	0.3	4,948	0.4	15,979	0.6	7,532	0.2
Net fee for service revenue before provision for uncollectibles	1,332,642	148.2	1,703,183	149.2	3,811,858	145.6	4,915,039	144.6
Contract revenue before provision for uncollectibles	182,631	20.3	211,986	18.6	549,998	21.0	618,931	18.2
Other	10,136	1.1	10,606	0.9	28,826	1.1	47,240	1.4
Net revenues before provision for uncollectibles	1,525,409	169.6	1,925,775	168.7	4,390,682	167.7	5,581,210	164.2
Provision for uncollectibles	(626,228)	(69.6)	(784,281)	(68.7)	(1,773,062)	(67.7)	(2,181,499)	(64.2)
Net revenues	$899,181	100.0%	$1,141,494	100.0%	$2,617,620	100.0%	$3,399,711	100.0%
The Company employs several methodologies for determining its allowance for uncollectibles depending on the nature of the net revenues before provision for uncollectibles recognized. The Company initially determines gross revenue for its fee for service patient visits based upon established fee schedule prices. Such gross revenue is reduced for estimated contractual allowances for those patient visits covered by contractual insurance arrangements to result in estimated net revenues before provision for uncollectibles. Net revenues before provision for uncollectibles is then reduced for management’s estimate of uncollectible amounts. Fee for service net revenues represents estimated cash to be collected from such patient visits and is net of management’s estimate of account balances estimated to be uncollectible. The provision for uncollectible fee for service patient visits is based on historical experience resulting from approximately 25 million fee for service patient visits and procedures over the last twelve months. The significant volume of patient visits and the terms of thousands of commercial and managed care contracts and the various reimbursement policies relating to governmental healthcare programs do not make it feasible to evaluate fee for service accounts receivable on a specific account basis. Fee for service accounts receivable collection estimates are reviewed on a quarterly basis for each fee for service contract by period of accounts receivable origination. Such reviews include the use of historical cash collection percentages by contract adjusted for the lapse of time since the date of the patient visit. In addition, when actual collection percentages differ from expected results, on a contract by contract basis, supplemental detailed reviews of the outstanding accounts receivable balances may be performed by the Company’s billing operations to determine whether there are facts and circumstances existing that may cause a different conclusion as to the estimate of the collectibility of that contract’s accounts receivable from the estimate resulting from using the historical collection experience. Contract-related net revenues are billed based on the terms of the contract at amounts expected to be collected. Such billings are typically submitted on a monthly basis and aged trial balances are prepared. Allowances for estimated uncollectible amounts related to such contract billings are made based upon periodic reviews of specific accounts and invoices once it is concluded that such amounts are not likely to be collected. Approximately 98% of the Company’s allowance for doubtful accounts is related to receivables for fee for service patient visits. The principal exposure for uncollectible fee for service visits is centered in self-pay patients and, to a lesser extent, for co-payments and deductibles from patients with insurance. While the Company does not specifically allocate the allowance for doubtful accounts to individual accounts or specific payor classifications, the portion of the allowance, excluding IPC, associated with fee for service charges as of September 30, 2016 was equal to approximately 93% of outstanding self-pay fee for service patient accounts. The methodologies employed to compute allowances for doubtful accounts were unchanged between 2015 and 2016.

Note 7. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill during the year ended December 31, 2015 and the nine months ended September 30, 2016 were as follows (in thousands):

Goodwill	$869,038
Accumulated impairment loss	(144,579)
Additions through acquisitions	1,703,343
Balance, December 31, 2015	$2,427,802
Goodwill	$2,572,381
Accumulated impairment loss	(144,579)
Increases from prior year acquisition purchase price allocation adjustments	5,834
Additions through current year acquisitions	51,955
Balance, September 30, 2016	$2,485,591

The following is a summary of intangible assets and related amortization as of December 31, 2015 and September 30, 2016 (in thousands):

	Gross Carrying Amount	Accumulated Amortization
As of December 31, 2015:
Contracts	$494,569	$(170,873)
Other	21,716	(9,775)
Total	$516,285	$(180,648)
As of September 30, 2016:
Contracts	$517,686	$(214,821)
Other	31,161	(13,549)
Total	$548,847	$(228,370)
Aggregate amortization expense:
For the nine months ended September 30, 2016		$71,425
Estimated amortization expense:
For the remainder of the year ended December 31, 2016		$23,777
For the year ended December 31, 2017		91,249
For the year ended December 31, 2018		75,555
For the year ended December 31, 2019		66,521
For the year ended December 31, 2020		46,679
For the years ended December 31, 2021 and thereafter		16,696
Total		$320,477
Intangible assets are amortized over their estimated life, which is approximately one to six years. As of September 30, 2016, the weighted average remaining amortization period for intangible assets was 3.4 years.

Note 8. Long-Term Debt
Long-term debt as of September 30, 2016 consisted of the following (in thousands):

Tranche A Term Loan Facility	$555,000
Tranche B Term Loan Facility	1,305,440
7.25% Senior Notes due 2023	545,000
Revolving Credit Facility	332,000
Total outstanding debt	2,737,440
Debt issuance costs	(48,335)
2,689,105
Less current portion	(390,120)
$2,298,985
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
The interest rate on any outstanding Revolving Credit Facility borrowings and Tranche A Term Loan Facility borrowings, and the commitment fee applicable to undrawn revolving commitments, is priced off a grid based upon the Company’s first lien net leverage ratio and is currently LIBOR + 2.00% in the case of revolving credit borrowings under the Revolving Credit Facility and Tranche A Term Loan Facility and 0.35% in the case of unused revolving commitments. The weighted average interest rate for the nine months ended September 30, 2016 was 2.70% for amounts outstanding under the Tranche A Term Loan Facility.
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
The Company had $332.0 million borrowings outstanding under the Revolving Credit Facility as of September 30, 2016, and the Company had $6.8 million of standby letters of credit outstanding against the Revolving Credit Facility commitment.
The Credit Facility agreement contains both affirmative and negative covenants, including limitations on the Company’s ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire its capital stock, acquire the capital stock or assets of another business and pay dividends, and requires the Company to comply with a maximum total leverage ratio, tested quarterly. At September 30, 2016, the Company was in compliance with all of its covenants under the senior credit facility agreement. The Credit Facility is secured by substantially all of the Company’s U. S. subsidiaries’ assets.
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
Aggregate annual maturities of long-term debt as of September 30, 2016 are as follows (in thousands):

2016	$390,120
2017	73,120
2018	58,120
2019	418,120
2020 and thereafter	1,797,960
Note 9. Professional Liability Insurance
The Company’s professional liability loss reserves included in other accrued liabilities and other non-current liabilities in the accompanying consolidated balance sheets consisted of the following (in thousands):

	December 31, 2015	September 30, 2016
Estimated losses under self-insured programs	$245,070	$273,655
Estimated losses under commercial insurance programs	126,751	141,185
	371,821	414,840
Less estimated payable within one year	105,028	102,478
	$266,793	$312,362
The changes to the Company’s estimated losses under self-insured programs as of September 30, 2016 were as follows (in thousands):

Balance, December 31, 2015	$245,070
Reserves related to current period	62,802
Changes related to prior year reserves	14,284
Assumed liabilities	(1,812)
Payments for current period reserves	(880)
Payments for prior period reserves	(45,809)
Balance, September 30, 2016	$273,655
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
As of September 30, 2016, of the $273.7 million of estimated losses under self-insurance programs, approximately $160.7 million represented an estimate of IBNR claims and expenses and additional loss development, with the remaining $113.0 million representing specific case reserves. Of the specific case reserves as of September 30, 2016, $3.4 million represented case reserves that had been settled but not yet funded, and $109.6 million reflected unsettled case reserves.
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
During the first quarter of 2016, the Company reserved $14.3 million to settle two separate professional liability claims originating from prior years in excess of coverage limits, which was fully funded as of September 30, 2016. See Note 10 for more information regarding these settlements.
The Company’s most recent actuarial valuation was completed in October 2016. Based on the results of the actuarial study completed in October 2016, management determined no additional change was necessary in the consolidated reserves for professional liability losses during the third quarter of 2016 related to prior year loss estimates. The discount rate on professional liability reserves (including IPC as noted below) was 1.1% at September 30, 2016 compared to 1.6% at December 31, 2015.
IPC Professional Liability Reserves
IPC is fully insured on a claims-made basis up to policy limits through a third party malpractice insurance policy, which ends December 31 of each year. The Company has established reserves for this segment for claims incurred and reported and IBNR during the policy period. These reserves of $25.8 million as of September 30, 2016 and the timing of payment of such amounts are estimated based upon actuarial loss projections, which are updated semi-annually, and discounted using the current weighted average Treasury rate over a 10 year period.
Note 10. Contingencies
Litigation
The Company is currently a party to various legal proceedings arising in the ordinary course of business. The legal proceedings the Company is involved in from time to time include lawsuits, claims, audits and investigations with government and non-government parties, including those arising out of services provided, personal injury claims, professional liability claims, the Company's billing, collection and marketing practices, employment disputes and contractual claims, and seek monetary and other relief, including statutory damages and penalties.. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the Company's net earnings in the period in which the ruling occurs. The estimate of the potential impact from such legal proceedings on the Company's financial position or overall results of operations could change in the future.
On August 14, 2015, a purported stockholder of IPC filed a putative class action complaint in the Court of Chancery of the State of Delaware (the Court of Chancery), captioned Smukler v. IPC Healthcare, Inc., et al., C.A. No. 11392-CB.  On August 18, 2015, a second purported stockholder of IPC filed a putative class action in the Court of Chancery, captioned Crescente v. Singer, et al., C.A. No. 11405-CB.  On September 11, 2015, the Court of Chancery entered an order (the Consolidation Order) consolidating the two actions under the caption In re IPC Healthcare, Inc., Consolidated C.A. No. 11392-CB (the Consolidated Action), and a consolidated class action complaint (the Consolidated Complaint) was filed on September 18, 2015.  The Consolidated Complaint named as defendants the members of IPC’s board of directors, the Company, and Intrepid Merger Sub, Inc. (Merger Sub).  The Consolidated Complaint alleged that the IPC directors breached their fiduciary duties, and that the Company and Merger Sub aided and abetted those breaches, by failing to disclose certain material information in the IPC Preliminary Schedule 14A relating to the proposed acquisition of IPC by the Company (the Transaction).  The Consolidated Complaint sought, among other relief, a preliminary injunction and recovery of the costs of the Consolidated Action, including reasonable attorneys’ fees and expenses.
On November 6, 2015, plaintiffs’ counsel and defendants’ counsel executed a memorandum of understanding, or MOU, memorializing the terms of an agreement in principle pursuant to which IPC agreed to make certain supplemental disclosures relating to the Transaction in a Form 8-K, and plaintiffs agreed to dismissal of the Consolidated Action with prejudice and the release of certain claims.  On November 6, 2015, IPC filed a Form 8-K with the supplemental disclosures with the SEC.
On April 11, 2016, following a series of rulings by the Court of Chancery in other actions challenging mergers, plaintiffs and defendants agreed to replace the MOU with an agreement that plaintiffs would voluntarily dismiss the Consolidated Action on the basis that it was mooted by the supplemental disclosures contained in the Form 8-K.  On April 12, 2016, the Court of Chancery entered a Stipulation and Order Concerning Plaintiffs’ Voluntary Dismissal of the Action and Plaintiffs’ Counsel’s Anticipated Application for an Award of Attorneys’ Fees and Expenses (the Dismissal Order).  The Dismissal Order dismissed the Consolidated Action as moot and dismissed the claims asserted in the Consolidated Complaint with prejudice as to the named plaintiffs and without prejudice as to other members of the purported class.  The Court of Chancery retained jurisdiction over the Consolidated Action solely for the purpose of adjudicating the anticipated application by plaintiffs’ counsel for an award of fees and expenses.
On May 19, 2016, plaintiffs filed their application for an award of fees and expenses, in the total amount of $350,000. The Company filed its opposition to such application on June 30, 2016, and, on July 14, 2016, plaintiffs filed their reply papers. Subsequent to the filing of plaintiffs' reply papers, plaintiffs’ counsel and defendants’ counsel engaged in arm’s-length discussions regarding the payment of attorneys’ fees and reimbursement of expenses to plaintiffs' counsel. The Company has agreed to pay plaintiffs' counsel attorneys' fees in the amount of $100,000, inclusive of expenses.
On October 31, 2016, the Court of Chancery approved a Stipulation and Order Concerning Dismissal of the Consolidated Action and Approving Notice of Payment of Attorneys’ Fees and Expenses, entered into by the parties, which provided for the payment of $100,000 in attorneys’ fees and expenses to plaintiffs’ counsel, the final dismissal and closing of the Consolidated Action, and the provision of notice to stockholders of the payment to plaintiffs’ counsel.  The Court of Chancery has not been asked to review, and will pass no judgment on, the payment or amount of the agreed-upon fee to plaintiffs’ counsel or its reasonableness.
On November 13, 2015, the U.S. District Court for the Eastern District of Wisconsin ordered the unsealing and service of a qui tam complaint, filed on March 27, 2014, and captioned United States of America, ex rel. John Mamalakis, M.D., the States of California, Colorado, Delaware, Florida, Georgia, Hawaii, Iowa, Maryland, Michigan, Nevada, New Jersey, North Carolina, Oklahoma, Tennessee, Texas, Wisconsin and the District of Columbia v. Anesthetix Management, LLC, d/b/a Anesthetix of TeamHealth, Team Health Holdings, Inc., Sonya Pease, M.D., John Ippolito, M.D., Edward Lee, M.D., Howard Stroup, M.D., Sammy Dean, M.D., and Jacqueline Peters, M.D. (Defendants) (Case No. 2:14cv00349-CNC). On June 11, 2014, the United States gave notice of its intention, and the intention of all of the other states and the District of Columbia, not to intervene in the lawsuit. On March 10, 2016, Team Health Holdings, Inc. was served with the complaint. The complaint alleges that the defendants submitted false claims to federal and state health insurance programs for “medical direction” of anesthesia services (rather than “medical supervision”) that were provided at Wheaton Franciscan Hospital-All Saints Hospital (All Saints) in Racine, Wisconsin, as well as numerous other non-identified hospitals and clinics from 2010 to the present. Plaintiff also claims retaliatory termination, alleging that he was terminated from his employment for voicing his concerns about the anesthesia services. Plaintiff seeks recovery of all Medicare and Medicaid reimbursement that the defendants received as a result of the allegedly false claims and treble damages under the False Claims Act, as well as a civil penalty for each such false Medicare and Medicaid claim. On April 15, 2016, plaintiff amended his complaint, removing all of the individual defendants as well as the claims filed on behalf of Delaware, Georgia, Hawaii, Iowa, Maryland, Nevada, North Carolina, Oklahoma, Tennessee and Texas. On May 2, 2016, Defendants filed a motion to dismiss the entirety of the complaint pursuant to Federal Rules of Civil Procedure 9(b) and 12(b)(6), or in the alternative, to compel arbitration of the retaliatory discharge claim. On July 1, 2016, Relator filed his opposition to the motion. Defendants filed their reply in support of the motion on July 18, 2016. The Motion remains under advisement and the Company expects the Court to decide it soon. The Company intends to vigorously defend against the allegations in this matter. The Company does not believe that the final outcome of this matter will be material.
In August 2011, a medical malpractice suit was filed against three of the Company’s affiliates and one of its physicians along with other co-defendants, including a hospital, in the Superior Court of New Jersey, Camden County, alleging a failure to diagnose sepsis in 2010. In July 2012, a medical malpractice suit was filed in the Court of Common Pleas, Luzerne, Pennsylvania against one Company affiliate and one of its physicians and a co-defendant hospital, alleging a failure to diagnose a stroke in 2010. In March 2016, both cases resulted in settlements in excess of insurance coverage limits where the Company was required to fund a total of $14.3 million, which represents the Company's contribution to the overall settlements that includes the other defendants. As of September 30, 2016, these settlements have been fully funded.
Healthcare Regulatory Matters
Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. Compliance with such laws and regulations can be subject to future governmental review and interpretation as well as significant regulatory action. From time to time, governmental regulatory agencies will conduct inquiries and audits of the Company’s practices. It is the Company’s current practice and future intent to cooperate with such inquiries.
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
On December 5, 2013, the U.S. District Court partially lifted the seal on the civil False Claims Act case related to this investigation. The unsealed portions of the Court docket at that time included the whistleblower’s Complaint which contains allegations of improper billing to Medicare and Medicaid, a Notice of Election to Intervene filed by the federal government and a Notice of Election to Decline Intervention filed by the State of Illinois and 12 other states that participated in the investigation. On June 16, 2014, the federal government filed its Complaint in Intervention against IPC and several of its subsidiaries in the U.S. District Court. The Complaint in Intervention contains allegations of improper billing to Medicare, Medicaid and other federal healthcare programs from January 1, 2003 to the present, seeks to recover treble damages and civil penalties under the civil False Claims Act, and seeks to recover damages under common law theories of payment by mistake and unjust enrichment. On August 13, 2014, the Company's subsidiary, IPC and the IPC subsidiary defendants filed a joint motion to dismiss the Complaint in Intervention or, in the alternative, to sever claims against the defendants. The federal government filed its response on September 18, 2014, to which the defendants replied on September 25, 2014. The court’s decision, which was filed on February 17, 2015, granted the motion to dismiss in part and denied it in part. The Court’s Opinion and Order dismissed the 29 IPC subsidiary and affiliate defendants without prejudice, but the Court denied the request to dismiss IPC Healthcare, Inc., which remains the sole defendant in the lawsuit. The parties are engaged in negotiations to attempt to resolve the matter, but if an acceptable settlement cannot be reached, the Company intends to continue contesting the case.
On June 14, 2016, the Company entered into a Tolling Agreement, which was extended on November 3, 2016, with the United States of America, through the United States Attorney’s Office for the Eastern District of Tennessee and the United States Department of Health and Human Services, and the State of Tennessee, through the Tennessee Attorney General’s Office, to continue ongoing discussions related to emergency department coding practices for professional services rendered in the State of Tennessee. On June 9, 2014, the Attorney General for the State of Tennessee issued a CID to one of the Company's affiliated entities, Southeastern Emergency Physicians, LLC, about possible false claims for payments associated with professional services furnished to Bureau of TennCare patients. The CID requested that the Company produce records and documents. In conjunction with the inquiry of the Attorney General for the State of Tennessee, the United States Department of Justice, U.S. Attorney’s Office for the Eastern District of Tennessee, on May 26, 2015, sent an informal request for information and documentation to Southeastern Emergency Physicians, LLC, HCFS Health Care Financial Services and TeamHealth. The request sought information relating to the Company's emergency department coding practices for professional services rendered in the State of Tennessee and the production of training and compliance materials. The Company has been timely responding to requests for information and documentation and is continuing to cooperate with the Tennessee Attorney General and the U.S. Attorney’s Office. The Company is currently unable to determine the potential impact, if any, that will result from this matter.
On October 25, 2016, the Company received a CID from the United States Department of Justice pursuant to the Federal False Claims Act concerning the submission of claims to federal healthcare programs for certain professional services furnished by the Company's affiliated provider groups at certain healthcare facilities, including healthcare facilities located in Colorado and Texas. The CID requests, among other things, information related to professional services furnished to critical care patients and professional service split/shared visits involving both physicians and mid-level practitioners (such as physician assistants and nurse practitioners). The CID requests responses to written interrogatories and the production of documents and other information relating to Company coding and billing policies. The Company is cooperating with the Department of Justice. The Company is currently unable to determine the potential impact, if any, that will result from this matter.
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
Shares Subject to the Plan. The Stock Plan provides that the total number of shares of common stock that may be issued is 15,100,000, of which approximately 593,000 are available to grant as of September 30, 2016. Shares of the Company’s common stock covered by awards that terminate or lapse without the payment of consideration may be granted again under the Stock Plan.

The following table summarizes the status of options under the Stock Plan as of September 30, 2016:

	Shares (in thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Life in Years
Outstanding at beginning of year	4,780	$28.07	$86,342	5.3
Granted	1,134	35.30
Exercised	(881)	20.59	16,930
Expired or forfeited	(203)	44.96
Outstanding at end of period	4,830	$30.51	$34,285	5.4
Exercisable at end of period	3,098	$24.31	$34,280	4.4
Intrinsic value is the amount by which the stock price as of September 30, 2016 exceeds the exercise price of the options. The Company granted approximately 1,134,000 options, of which approximately 442,000 were performance share options, during the nine months ended September 30, 2016. The market based performance stock options vest if the market conditions are met and the grantee remains employed over the requisite service period. As of September 30, 2016, the Company had approximately $20.3 million of unrecognized compensation expense, net of estimated forfeitures related to unvested options, which will be recognized over the remaining requisite service period.
The fair value of options granted in 2016 was based on the grant date fair value as calculated by the Black-Scholes option pricing formula, while the performance share options fair value was based on the grant date fair value as calculated by the Monte Carlo option pricing formula. The expected life is the mid-point between the vesting date and the end of the contractual term, except for the performance options, which have an expected life based on the mid-point between the option expiration date and the date at which the market condition is first fulfilled. The Company uses this simplified method, as described in ASC 718, due to changes in option grant contractual terms causing insufficient historical exercise data. The Company will continue to evaluate the use of the simplified method as historical exercise data becomes more sufficient. The following assumptions were used:

	Time vested options	Performance share options
Expected life	5 years	4.6 years
Volatility	34.9%	40.2%
Risk free interest rate	1.3%	1.4%
Option value	$12.14	$10.39
Assumed dividend rate	—%	—%
Restricted awards are grants of restricted stock, restricted stock units and performance stock units that are not vested (Restricted Awards). The Company granted approximately 642,000 shares of Restricted Awards in 2016. The Company had $30.9 million of expense remaining to be recognized over the requisite service period for Restricted Awards at September 30, 2016. The Restricted Awards generally vest annually over a three to four-year period from the initial grant date for the grants made to the independent board members and management. The performance stock units vest at the end of three years from the initial grant date. The actual number of performance stock units to be awarded will be based on the achievement of certain predetermined financial and operational performance targets during the initial two year period starting in the year of the grant. The related expense will be tracked and adjusted as appropriate to reflect the actual shares issued.

Market Share Unit Awards
In September 2016, the Company granted approximately 127,000 market share units (MSU). The vesting of these awards is contingent upon the Company's twenty day average closing price immediately preceding the MSU vesting date. The awards vest in three annual tranches and have a maximum potential to vest at 200% based on stock performance and a minimum potential of 75%. The related stock-based compensation expense is determined based on the estimated fair value of the underlying shares on the date of grant and is recognized using the accelerated method over the vesting term. The estimated fair value was calculated using a Monte Carlo simulation model. The fair value of the awards granted in September was $39.26. The awards are included in the restricted stock unit table above. The Company had $4.9 million of expense remaining to be recognized over the requisite service period for the MSUs at September 30, 2016. The market share units vest over a three year period from the initial grant date.
A summary of changes in total outstanding unvested restricted and market share unit awards for the nine months ended September 30, 2016 is as follows (in thousands):

	Restricted Stock	Restricted Units	Performance Units	Market Share Units	Total
Outstanding at beginning of year	100	766	—	—	866
Granted	—	498	144	127	769
Vested	(53)	(276)	—	—	(329)
Forfeited and expired	(5)	(94)	(33)	—	(132)
Outstanding at September 30, 2016	42	894	111	127	1,174
Stock Purchase Plans
In May 2010, the Company’s Board of Directors (the Board) adopted the 2010 Employee Stock Purchase Plan (ESPP) and the 2010 Nonqualified Stock Purchase Plan (NQSPP).
The ESPP provides for the issuance of up to 600,000 shares to the Company’s employees. All eligible employees are granted identical rights to purchase common stock in each Board authorized offering under the ESPP. Rights granted pursuant to any offering under the ESPP terminate immediately upon cessation of an employee’s employment for any reason. In general, an employee may reduce his or her contribution or withdraw from participation in an offering at any time during the purchase period for such offering. Employees receive a 5% discount on shares purchased under the ESPP. Rights granted under the plan are not transferable and may be exercised only by the person to whom such rights are granted. Offerings occur every six months in April and October. As of September 30, 2016, contributions under the ESPP totaled $3.3 million. In October 2016, approximately 101,000 shares of the Company’s common stock were issued to plan participants.
The NQSPP provides for the issuance of up to 800,000 shares to our independent contractors. All eligible contractors are granted identical rights to purchase common stock in each Board authorized offering under the NQSPP. Rights granted pursuant to any offering under the NQSPP terminate immediately upon cessation of a contractor’s relationship with the Company for any reason. In general, a contractor may reduce his or her contribution or withdraw from participation in an offering at any time during the purchase period for such offering. Contractors receive a 5% discount on shares purchased under the NQSPP. Rights granted under the NQSPP are not transferable and may be exercised only by the person to whom such rights are granted. Offerings occur every six months in April and October. As of September 30, 2016, contributions under the NQSPP totaled $0.9 million. In October 2016, approximately 29,000 shares of the Company’s common stock were issued to plan participants.

Equity Based Compensation Expense
Equity based compensation expense, including $3.9 million of expense, primarily associated with changes in executive leadership, recorded in transaction, integration and reorganization costs during the nine months ended September 30, 2016, and the resulting tax benefits were as follows (in thousands):

	Nine Months Ended September 30,
	2015	2016
Stock options	$7,212	$6,277
Restricted awards	5,923	18,060
Market share units	—	51
Stock purchase plan	62	82
Total equity based compensation expense	$13,197	$24,470
Tax benefit of equity based compensation expense	$5,081	$9,360
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
Net earnings attributable to Team Health Holdings, Inc. (numerator for basic and diluted earnings per share)	$35,442	$10,481	$92,431	$29,934
Denominator:
Weighted average shares outstanding	72,361	74,166	71,900	73,823
Effect of dilutive securities:
Stock options	1,086	871	1,176	988
Restricted awards	237	199	272	340
Market share units	—	61	—	67
Stock purchase plans	3	7	3	7
Shares used for diluted earnings per share	73,687	75,304	73,351	75,225
Basic net earnings per share of Team Health Holdings, Inc.	$0.49	$0.14	$1.29	$0.41
Diluted net earnings per share of Team Health Holdings, Inc.	$0.48	$0.14	$1.26	$0.40
Securities excluded from diluted earnings per share of Team Health Holdings, Inc. because they were antidilutive:
Stock options	519	1,685	258	1,622
Restricted awards	—	173	—	215
Note 13. Noncontrolling Interests in Consolidated Entity
As of September 30, 2016, the Company is party to one joint venture arrangement. The joint venture provides administrative management and billing services to certain existing and planned urgent care clinics the Company and joint venture partners operate. The consolidated financial statements include all assets, liabilities, revenues and expenses of the less than 100% owned entity that the Company controls. Accordingly, the Company has recorded noncontrolling interests in the earnings and equity of this entity. In connection with this arrangement, the Company received joint venture contributions of $2.0 million during the nine months ended September 30, 2016.

Note 14. Transaction, Integration and Reorganization Costs
For the nine months ended September 30, 2016, the Company recognized certain transaction, integration, and reorganization costs in the amount of $48.3 million. For 2016, these expenses include IPC severance and integration costs of $19.3 million, $11.7 million of professional, advisory, and legal costs associated with the activities of (i) the Board's special advisory committee (which was responsible for reviewing and evaluating possible strategic alternatives available to the Company) and (ii) the JANA agreement, $8.8 million of charges associated with the executive leadership transition during the third quarter of 2016, $6.9 million of severance and lease impairment costs associated with a reorganization of the Company's legacy operations, and $1.6 million of legacy transaction costs. For the nine months ended September 30, 2015, the Company recognized $7.2 million of costs related to advisory, legal, accounting and other fees incurred related to acquisition activity, of which $2.6 million was associated with the IPC transaction.
Note 15. Accumulated Other Comprehensive Earnings
The changes in accumulated other comprehensive earnings related to available-for-sale securities were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
Balance at beginning of period	$1,095	$2,414	$1,695	$1,503

Other comprehensive earnings (loss):
Net unrealized gain (loss)	451	(367)	(436)	1,422
Tax (expense) benefit	(124)	133	213	(359)
Total other comprehensive earnings (loss) before reclassifications, net of tax	327	(234)	(223)	1,063
Net amount reclassified to earnings(1)	(97)	(8)	(147)	(394)
Tax benefit (expense)(2)	—	—	—	—
Total amount reclassified from accumulated other comprehensive earnings, net of tax(3)	(97)	(8)	(147)	(394)
Total other comprehensive earnings (loss)	230	(242)	(370)	669

Balance at end of period	$1,325	$2,172	$1,325	$2,172

(1)	This amount was included in Other (income) expense, net on the accompanying Consolidated Statement of Comprehensive Earnings.

(2)	These amounts were included in Provision for income taxes on the accompanying Consolidated Statement of Comprehensive Earnings.

(3)	A positive amount indicates a corresponding charge to earnings and a negative amount indicates a corresponding benefit to earnings.

Note 16. Segment Reporting
During the fourth quarter of 2015, the Company completed certain changes to its management reporting structure to better align its businesses with the Company objectives and operating strategies. These changes resulted in changes among the Company's previously reported operating and reportable segments. The third quarter 2015 segment results have been reclassified to conform to the current year reporting of these businesses. The Company determined, in accordance with segment reporting guidance, that it provides services through eight operating segments which are aggregated into four reportable segments: Hospital Based Services, IPC Healthcare, Specialty Services, and Other Services. The Hospital Based Services segment, which is an aggregation of emergency medicine, anesthesia, and the Company's legacy acute care services, provides comprehensive healthcare service programs to users of healthcare services on a fee for service as well as a cost plus or contract basis. The IPC Healthcare segment consists of the business acquired in connection with the IPC transaction and provides comprehensive acute hospital medicine and post-acute provider service programs to users of healthcare services. The Specialty Services segment, which is an aggregation of military and government healthcare staffing, clinical services, and nurse call center operations, provides comprehensive healthcare service programs to users of healthcare services in an outpatient setting or in a non-hospital based environment. The Other Services segment is an aggregation of locums staffing, scribes, and billing, collection and consulting services that provides a range of other comprehensive healthcare services. The operating segments included in the Specialty Services or Other Services reportable segments, while similar in the types of services provided by those operating segments included in the Hospital Based Services segment, do not meet the aggregation criteria prescribed by the segment reporting guidance nor do they meet the quantitative thresholds that would require a separate presentation.
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
The following table presents financial information for each reportable segment. Depreciation, amortization, management fee and other expenses separately identified in the consolidated statements of operations are included as a reduction to the respective segments’ operating earnings for each period below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
Net Revenues:
Hospital Based Services	$831,261	$894,792	$2,412,049	$2,632,504
IPC Healthcare	—	177,125	—	555,506
Specialty Services	42,165	42,806	129,851	134,314
Other Services	25,731	26,742	75,648	77,304
General Corporate	24	29	72	83
	$899,181	$1,141,494	$2,617,620	$3,399,711
Operating Earnings:
Hospital Based Services	$92,087	$78,733	$236,150	$209,589
IPC Healthcare	—	5,181	—	25,449
Specialty Services	4,083	8,362	14,941	19,287
Other Services	5,715	6,754	19,158	19,827
General Corporate	(38,044)	(49,733)	(98,586)	(131,118)
	$63,841	$49,297	$171,663	$143,034
Reconciliation of Operating Earnings to Net Earnings:
Operating earnings	$63,841	$49,297	$171,663	$143,034
Interest expense, net	5,572	28,525	14,132	90,255
Provision for income taxes	22,837	10,216	65,178	22,579
Net earnings	$35,432	$10,556	$92,353	$30,200

Note 17. Subsequent Event
On October 31, 2016, the Company announced that it entered into an Agreement and Plan of Merger (the Merger Agreement) to be acquired by funds affiliated with The Blackstone Group L.P. and certain co-investors.   The Company entered into a Merger Agreement with Tennessee Parent, Inc., a Delaware corporation (Parent) and Tennessee Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent (Merger Sub), pursuant to which Merger Sub will be merged with and into the Company (the Merger) with the Company surviving the Merger as a wholly owned subsidiary of Parent. The Company's Board of Directors unanimously approved the Merger Agreement and resolved to recommend that the Company's stockholders vote to adopt the Merger Agreement. Until the tenth business day following the end of the go-shop period, the Company may continue to engage with any third party that made an acquisition proposal prior to the end of the go-shop period that the Board of Directors has determined in good faith, after consultation with outside counsel and its financial advisors, is or could reasonably be expected to result in a superior proposal as defined in the Merger Agreement (each, an Excluded Party).
At the effective time of the Merger (the Effective Time), each share of the Company’s common stock, par value $0.01 per share, issued and outstanding immediately prior to the Effective Time (other than shares of the Company’s common stock held by Parent, Merger Sub or any other direct or indirect wholly-owned subsidiary of Parent, shares owned by the Company (including shares held in treasury) or any of its direct or indirect wholly-owned subsidiaries, and shares owned by stockholders who have properly made and not withdrawn or lost a demand for appraisal rights under Delaware law) will be converted into the right to receive $43.50 in cash, without interest and subject to applicable withholding taxes (the Merger Consideration).
Pursuant to the Merger Agreement, (i) each outstanding Company stock option will immediately vest and be canceled and converted into the right to receive an amount in cash equal to the product of (x) the total number of shares of Company common stock subject to each Company stock option multiplied by (y) the excess, if any, of the Merger Consideration over the per share exercise price under such Company stock option and (ii) each outstanding Company restricted stock unit or similar stock right (other than Company performance share units and market stock units, each a “Company stock unit”) will be canceled and converted into the right to receive an amount in cash equal to the product of (x) the number of shares of Company common stock subject to such Company stock unit multiplied by (y) the Merger Consideration. Each outstanding Company performance share unit will be canceled at the Effective Time, and the holder of such Company performance share unit will be entitled to receive an amount in cash equal to the product of (x) the number of shares of Company common stock subject to such Company performance share unit (assuming performance resulted in a payout at the target level award) multiplied by (y) the Merger Consideration. Performance options will vest to the extent the relevant performance vesting thresholds are achieved based on the per share Merger Consideration and, with respect to market share units, a holder of market share units will be entitled to receive an amount in cash equal to the product of (x) the MSU End Price (as set forth in his applicable award agreement) and (y) the relevant performance multiplier (as set forth in his applicable award agreement) that is determined by reference to the per share Merger Consideration. The cash payments in respect of the canceled equity awards will generally be paid as soon as reasonably practicable after the Effective Time, subject to potential delayed payment in the case of any equity awards subject to existing deferral elections.
The Merger Agreement contains certain termination rights for the Company and Parent, including the right of the Company to terminate the Merger Agreement to accept a superior proposal, subject to specified limitations, and provides that, upon termination of the Merger Agreement by the Company or Parent upon specified conditions, the Company will be required to pay Parent a termination fee of $50.4 million under specified conditions where the Company terminates the Merger Agreement in connection with its entry into a superior proposal with an Excluded Party and of $100.8 million under other specified conditions. The Merger Agreement also provides that Parent will be required to pay the Company a reverse termination fee of $201.7 million upon the termination of the Merger Agreement by the Company under specified conditions. There can be no assurance that approval of the Company's stockholders will be obtained or that the Merger Agreement will not be otherwise terminated under the circumstances triggering these obligations. If triggered, payment of these fees and costs will negatively impact the Company's results of operations, financial condition and cash flows.
The closing of the Merger is subject to a condition that the Merger Agreement be adopted by the affirmative vote of the holders of a majority of all of the outstanding shares of the Company’s common stock entitled to vote thereon at such meeting. Consummation of the Merger is also subject to (i) the absence of any law, injunction or other order that prohibits the consummation of the Merger, (ii) the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and (iii) other customary closing conditions. The transaction is expected to close in the first quarter of 2017. If completed, the Merger will result in the Company becoming a wholly owned subsidiary of Parent and the Company's shares will no longer be listed on any public market.
Additional information about the Merger and the Merger Agreement, including circumstances under which the Merger Agreement can be terminated and the ramifications of such termination, as well as other terms and conditions, is set forth in the Company's Current Report on Form 8-K filed with the SEC on October 31, 2016.

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
Merger Agreement
On October 31, 2016, we announced that we entered into an Agreement and Plan of Merger (the Merger Agreement) to be acquired by funds affiliated with The Blackstone Group L.P. and certain co-investors.   We entered into a Merger Agreement with Tennessee Parent, Inc., a Delaware corporation (Parent) and Tennessee Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent (Merger Sub), pursuant to which Merger Sub will be merged with and into the Company (the Merger) with the Company surviving the Merger as a wholly owned subsidiary of Parent. Our Board of Directors unanimously approved the Merger Agreement and resolved to recommend that our stockholders vote to adopt the Merger Agreement. Until the tenth business day following the end of the go-shop period, we may continue to engage with any third party that made an acquisition proposal prior to the end of the go-shop period that the Board of Directors has determined in good faith, after consultation with outside counsel and its financial advisors, is or could reasonably be expected to result in a superior proposal as defined in the Merger Agreement (each, an Excluded Party).
At the effective time of the Merger (the Effective Time), each share of the Company’s common stock, par value $0.01 per share, issued and outstanding immediately prior to the Effective Time (other than shares of the Company’s common stock held by Parent, Merger Sub or any other direct or indirect wholly-owned subsidiary of Parent, shares owned by the Company (including shares held in treasury) or any of its direct or indirect wholly-owned subsidiaries, and shares owned by stockholders who have properly made and not withdrawn or lost a demand for appraisal rights under Delaware law) will be converted into the right to receive $43.50 in cash, without interest and subject to applicable withholding taxes (the Merger Consideration).
Pursuant to the Merger Agreement, (i) each outstanding Company stock option will immediately vest and be canceled and converted into the right to receive an amount in cash equal to the product of (x) the total number of shares of Company common stock subject to each Company stock option multiplied by (y) the excess, if any, of the Merger Consideration over the per share exercise price under such Company stock option and (ii) each outstanding Company restricted stock unit or similar stock right (other than Company performance share units and market stock units, each a “Company stock unit”) will be canceled and converted into the right to receive an amount in cash equal to the product of (x) the number of shares of Company common stock subject to such Company stock unit multiplied by (y) the Merger Consideration. Each outstanding Company performance share unit will be canceled at the Effective Time, and the holder of such Company performance share unit will be entitled to receive an amount in cash equal to the product of (x) the number of shares of Company common stock subject to such Company performance share unit (assuming performance resulted in a payout at the target level award) multiplied by (y) the Merger Consideration. Performance options will vest to the extent the relevant performance vesting thresholds are achieved based on the per share Merger Consideration and, with respect to market share units, a holder of market share units will be entitled to receive an amount in cash equal to the product of (x) the MSU End Price (as set forth in his applicable award agreement) and (y) the relevant performance multiplier (as set forth in his applicable award agreement) that is determined by reference to the per share Merger Consideration. The cash payments in respect of the canceled equity awards will generally be paid as soon as reasonably practicable after the Effective Time, subject to potential delayed payment in the case of any equity awards subject to existing deferral elections.
The Merger Agreement contains certain termination rights for the Company and Parent, including the right of the Company to terminate the Merger Agreement to accept a superior proposal, subject to specified limitations, and provides that, upon termination of the Merger Agreement by the Company or Parent upon specified conditions, the Company will be required to pay Parent a termination fee of $50.4 million under specified conditions where the Company terminates the Merger Agreement in connection with its entry into a superior proposal with an Excluded Party and of $100.8 million under other specified conditions. The Merger Agreement also provides that Parent will be required to pay the Company a reverse termination fee of $201.7 million upon the termination of the Merger Agreement by the Company under specified conditions. There can be no assurance that approval of our stockholders will be obtained or that the Merger Agreement will not be otherwise terminated under the circumstances triggering these obligations. If triggered, payment of these fees and costs will negatively impact the Company's results of operations, financial condition and cash flows.
The closing of the Merger is subject to a condition that the Merger Agreement be adopted by the affirmative vote of the holders of a majority of all of the outstanding shares of the Company’s common stock entitled to vote thereon at such meeting. Consummation of the Merger is also subject to (i) the absence of any law, injunction or other order that prohibits the consummation of the Merger, (ii) the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and (iii) other customary closing conditions. The transaction is expected to close in the first quarter of 2017. If completed, the Merger will result in the Company becoming a wholly owned subsidiary of Parent and our shares will no longer be listed on any public market.
Additional information about the Merger and the Merger Agreement, including circumstances under which the Merger Agreement can be terminated and the ramifications of such termination, as well as other terms and conditions, is set forth in our Current Report on Form 8-K filed with the SEC on October 31, 2016.

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
IPC reported revenue of $177.1 million and $555.5 million in the third quarter and first nine months of 2016, respectively.
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
Since its passage in 2010, the Healthcare Reform Laws have faced several challenges. Notably, in June 2012, the U.S. Supreme Court upheld the constitutionality of the requirement in the PPACA that individuals maintain health insurance or be required by law to pay a penalty (known as the individual mandate). In that ruling, the individual mandate was upheld by the U.S. Supreme Court under Congress's taxing power. Additionally, the U.S. Supreme Court held in the same ruling that states were not obligated to expand their Medicaid programs as stipulated in the PPACA to eligible recipients based solely on income.  Consequently, the ruling held that each state retained the option to expand their Medicaid rolls or not. States that choose not to expand their Medicaid rolls will forego a 100% federal matching fund made available to states (phasing down to 90% in 2020 and thereafter) for the expanded Medicaid population, but those states that do not expand will not lose their existing federal Medicaid matching payments. Currently, 32 states (including the District of Columbia) have implemented or announced their intention to expand their Medicaid programs for individuals with incomes at or less than 138% of the Federal Poverty Limit (FPL), and 19 states have elected not to expand. In addition, in June 2015, the U.S. Supreme Court upheld the provision of tax credits and federal subsidies available to individuals who purchase health insurance through a federally-facilitated exchange, irrespective of whether the exchange is run by the state or the federal government.
The Healthcare Reform Laws triggered numerous other changes to the U.S. healthcare system, some of which have already gone into effect, such as the individual mandate which went into effect on January 1, 2014, while others have been delayed until 2016 and beyond. For instance, the requirement that mid-size employers (defined as groups between 50 and 99 employees) and large size employers (defined as 100 or more employees) provide health insurance to their employees or pay an employee fine, per employee (the employer mandate) was delayed several times and was not fully implemented until 2016. Additionally, in December 2015, Congress, as part of the Consolidated Appropriations Act for 2016: (i) suspended the health insurance industry fee (the health insurance tax) which applies to employer purchased insured plans, not self-insured plans, for one year, 2017; (ii) defunded the Independent Payment Advisory Board (IPAB), which is a 15-member panel of health care experts created by the PPACA and tasked with making annual cost-cutting recommendations for Medicare if Medicare spending exceeds a specified growth rate, for one year, 2016; (iii) eliminated the Medical Device Excise Tax (Medical Device Tax), which imposed a 2.3% tax on manufacturers of certain medical devices, for two years, 2016 and 2017; and (iv) delayed the implementation of the “Cadillac Tax”, which imposed an excise tax of 40% on premiums for individuals and families that exceeded a certain minimum threshold of $10,200 for individuals and $27,500 for families until 2020.
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
Changes in Payor Mix
Since implementation of the Healthcare Reform Laws, many of the patients presenting to the Company’s affiliated health care professionals have experienced increased access to health benefits either through the expansion of state Medicaid programs or through access to exchange enrollment opportunities. During 2014 and 2015, the Company realized a decline in the percentage of self-pay visits for our consolidated fee for service volume and an increase in the percentage of Medicaid visits which we believe is attributable to healthcare reform. Other provisions, however, such as Medicare payment reforms and reductions that could potentially reduce provider payments, may have an adverse effect on the reimbursement rates we receive for services provided by affiliated healthcare professionals.
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
On April 14, 2015, Congress enacted legislation known as the Medicare Access and CHIP Reauthorization Act of 2015 (MACRA) that permanently repealed the SGR formula, replacing it with a formula that calls for annual updates of 0.5% for a 5-year period (starting July 1, 2015 through the end of 2019). Starting in 2020 and through the end of 2025, there will be no annual updates to the MPFS payment rates. Physicians will have the opportunity to receive additional payment adjustments through the Merit-Based Incentive Payment System (MIPS) starting in 2019. MIPS is an incentive-based payment program that rewards quality performance related to four assessment categories: quality of care measures, resource use, meaningful use of electronic health records (EHRs), and clinical practice improvement activities. Physicians will receive a positive, neutral or negative payment adjustment based on how their composite performance score for each of the four assessment categories compares to the relevant performance threshold. Negative payment adjustments are capped at 4% in 2019, increasing each year, up to 9% in 2022 and beyond. Positive payment adjustments must be paid out in an amount equal to the negative payment adjustments and can reach up to a maximum of three times the annual cap for negative payment adjustments in a particular year. Additional incentive payments will be available for “exceptional performers”. Alternatively, physicians who receive a significant share of their revenue through participation in alternative payment models (APMs) that involve risk of financial losses, use of EHRs, and a quality measurement component will receive a 5% bonus each year from 2019 through 2024. These physicians are excluded from participation in the MIPS. In 2026 and subsequent years, annual updates will differ based on whether a physician is participating in an APM that meets certain criteria. Physicians participating in qualifying APMs will receive a 0.75% update, and all other physicians will receive a 0.25% update. APMs include models being tested by the Center for Medicare and Medicaid Innovation (other than health care innovation awards), the Medicare Shared Savings Program, under the Health Care Quality Demonstration Program, and other demonstrations required by Federal law. On October 14, 2016, CMS released a final rule detailing how it plans to implement the MIPS program and incentives for participation in APMs. The final rule offers flexibility and additional options for physicians in order to reduce barriers to participation in MIPS and APMs and minimizes the risk of negative payment adjustments in the early years of these programs.
In addition to these changes to the Medicare physician payment system, MACRA also extended funding for the Children's Health Insurance Program (CHIP). The CHIP program, which covers more than eight million children and pregnant women in families that earn income above Medicaid eligibility levels, is currently authorized through 2019. Currently, funding for the CHIP program has been extended for two years, through fiscal year 2017.
2016 Medicare Physician Fee Schedule (2016 MPFS)
In November 2015, CMS released the final rule to update the 2016 MPFS. This was the first final regulatory update to the MPFS since the SGR formula was repealed in April 2015. The 2016 MPFS final rule resulted in a blended adjustment, impacted not just by MACRA, but also by the Protecting Access to Medicare Act of 2014 (PAMA) and the Achieving a Better Life Experience Act of 2014 (ABLE). A reduction in the 2016 Conversion Factor (CF), offset against a slightly reduced adjustment to the respective specialties' Practice Expense Relative Value Units (PE RVUs), resulted in a slight negative adjustment to the 2016 MPFS.
2017 Medicare Physician Fee Schedule (2017 MPFS)
On November 2, 2016, CMS released the final rule to update the 2017 MPFS. The final rule addresses changes to the MPFS payment rates and other Medicare Part B payment policies. For 2017, the Conversion Factor is estimated to increase slightly, due to application of the 0.5% update factor offset by an RVU budget neutrality adjustment, a target recapture amount, and a multiple procedure payment reduction (MPPR) adjustment for advanced imaging services. MPFS payment rates for Anesthesiology and Emergency Medicine are expected to stay the same for 2017.
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
In response to the needs of its patients, and as a means to avoid the practice of balance and/or surprise billing, we make a concerted effort to contract with as many health insurance plans as possible, as well as actively engage with our hospital partners to ensure, by all means possible, that we are contracted with those health plans our hospitals contract with, notwithstanding the many variables that exist relative to managed care contracting, either with respect to market conditions, rates, plan enrollment, or even hospital relationships. On occasion, we find ourselves out-of-network with a particular health insurance plan either because (i) the plan has expressed unwillingness to contract with us, (ii) the plan chooses not to enter into business arrangements with “wrap” or “repricing network” providers, or (iii) we and the plan have been unable to reach agreement on reimbursement amounts sufficient to allow us to participate with the plan and become a network provider. Although it is generally a rare occurrence, in such cases we may choose to balance bill patients for amounts that the health plan fails to reimburse citing UCR or UCC as the basis for its payment amount.
Recently, several states have passed statutes, or are currently engaged in legislative efforts, to prohibit the practice of balance and/or surprise billing. Over the last year, balance/surprise billing statutes have passed in New York, Connecticut and most recently in Florida. Florida's law expanded an existing balance billing statute to include Preferred Provider Organizations (PPO) as well as Health Maintenance Organization (HMO) insurance products. California, too, has recently passed legislation (although emergency medical services are exempt) which expands an earlier prohibition on balance billing for out-of-network services rendered in participating, in-network facilities. Other states, such as Georgia, Tennessee and New Jersey are also considering balance/surprise billing restrictions as well, or like Texas, are considering regulations implementing mediation or arbitration dispute resolution processes for the resolution of out-of-network reimbursement disputes between payors and providers.
Additionally, many of these same states are also engaging in network adequacy discussions with health plans as a means to address the issue of narrow or limited participating provider networks, generally referred to as “narrow networks.” This, coupled with high deductible health benefit plans, compounds the concerns and the frequency associated with balance/surprise billing. However, by incorporating certain provider network standards into statute and regulation, states are able to ensure health plans build provider networks of sufficient size and scope to meet the geographic and financial needs of their members and patients, which in turn, frequently drives favorable contract discussions between plans and providers sufficient to allow for our in-network participation with plans.
Given the highly limited number of medical claims that are both out-of-network and balance billed to patients by the Company, the effect of balance/surprise billing statutes on the Company are anticipated to be minimal. Notwithstanding, the Company supports state and federal efforts to develop benchmark standards for defining UCR and UCC in conjunction with statutes that prohibit balance/surprise billing. The Company supports state statutes like those in New York and Connecticut which adopted the 80th percentile of physician charges as the benchmark standard for UCC. The Company supports the adopted standard in the Florida law defining the benchmark standard as the “usual and customary” physician charges in the community, but believes the legislation did not go far enough in that it failed to establish the 80th percentile of physician charges as the benchmark as was done in New York and Connecticut. Likewise, in California, the Company opposed efforts to establish an out-of-network benchmarking standard tied to an average in-network contract rate standard or a standard based on an arbitrary multiple of Medicare payment rates. The Company believes neither standard is reflective of a transparent marketplace reflective of true market-based standards for establishing a benchmark / minimum benefit standard (MBS) for determining UCR/UCC.
Further, in November, 2015, CMS, DoL and IRS published a final rule related to the patient protections for out-of-network emergency services, with specific reference to the three prong “test” which determined minimum payment to providers for the reimbursement of such out-of-network emergency services (commonly known as the “Greater of Three”). The Company, along with its industry partners, continues to advocate for a defined benchmark standard to supplement the final rule representing the 80th percentile of physician charges, geographically adjusted and specialty specific as determined by an independently produced, commercially available and publicly accessible source of physician charges, aggregated in the form of a licensed database representing a composite of physician charges in a community.
Bundled Payments for Care Improvement (BPCI) Program
In July 2015, we began participating in an alternative payment model demonstration project with CMS. The BPCI program requires participating providers to manage the care delivered to certain qualified Medicare beneficiaries during an acute hospitalization and for 90 days thereafter with the end goals of improving quality and reducing costs. The program, which is comprised of four broadly defined models of care, requires participants to go “at-risk” by guaranteeing CMS 2% savings on the costs of services under management with the remaining savings paid to the participants as an incentive for participation. The various models of care cover acute care hospital stays, post-acute care, or both. We participate primarily in Model 2: Retrospective Acute Care Hospital Stay plus Post-Acute Care.
In connection with our participation in the BPCI program, we have contracted with a convening organization that brings together multiple health care providers to participate in BPCI. Currently, 36 of our provider groups (TINs) participate in the BPCI program in several different geographic locations. We significantly expanded our participation in BPCI through the acquisition of IPC Healthcare, Inc. (IPC). During the initial reconciliation process in April 2016 related to the first performance quarter of participation, CMS discovered errors in their physician data set that prevented an accurate reconciliation of performance. As a result, CMS announced in July 2016 that it has waived collection of any guaranteed payments related to downside risk for program performance in 2015 but will remit calculated savings to participants to the extent savings are achieved. At this time, there is not sufficiently accurate information available to measure any gains or losses to date from this program. We anticipate accurate data will be available from CMS by year end of 2016. We have not recognized any benefit or expense associated with the risk elements of the BPCI program, although we have incurred a modest amount of administrative expense as we continue to build out our support operations for the program.

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
There have been no material changes to these critical accounting policies or their application during the nine months ended September 30, 2016.
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
A significant portion (approximately 88% of our net revenues before provision for uncollectibles for the nine months ended September 30, 2016 and 87% for the year ended December 31, 2015) resulted from fee for service patient visits. Fee for service revenue represents revenue earned under contracts in which we bill and collect the professional component of charges for medical services rendered by our contracted and employed physicians. Under the fee for service arrangements, we bill patients for services provided and receive payment from patients or their third-party payors. Fee for service revenue is reported net of contractual allowances and policy discounts. All services provided are expected to result in cash flows and are therefore reflected as net revenues before provision for uncollectibles in the financial statements. Fee for service revenue is recognized in the period that the services are rendered to specific patients and reduced immediately for the estimated impact of contractual allowances in the case of those patients having third-party payor coverage. The recognition of net revenues before provision for uncollectibles (gross charges less contractual allowances) from such visits is dependent on such factors as proper completion of medical charts following a patient visit, the forwarding of such charts to one of our billing centers for medical coding and entering into our billing systems and the verification of each patient’s submission or representation at the time services are rendered as to the payor(s) responsible for payment of such services. Net revenues before provision for uncollectibles is recorded based on the information known at the time of entering such information into our billing systems as well as an estimate of the net revenues before provision for uncollectibles associated with medical charts for a given service period that have not yet been processed into our billing systems. The above factors and estimates are subject to change. For example, patient payor information may change following an initial attempt to bill for services due to a change in payor status. Such changes in payor status have an impact on recorded net revenues before provision for uncollectibles due to differing payors being subject to different contractual allowance amounts. Such changes in net revenues before provision for uncollectibles are recognized in the period that such changes in the payor become known. Similarly, the actual volume of medical charts not processed into our billing systems may be different from the amounts estimated. Such differences in net revenues before provision for uncollectibles are adjusted the following month based on actual chart volumes processed.
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
Net Revenues. Net revenues reflect management’s estimate of billed amounts to be ultimately collected. Management, in estimating the amounts to be collected resulting from approximately 25 million fee for service patient visits and procedures over the last 12 months, considers such factors as prior contract collection experience, current period changes in payor mix and patient acuity indicators, reimbursement rate trends in governmental and private sector insurance programs, resolution of overprovision account balances, the estimated impact of billing system effectiveness improvement initiatives, and trends in collections from self-pay patients and external collection agencies. In developing our estimate of collections per visit or procedure, we consider the amount of outstanding gross accounts receivable by period of service and by payor class, but do not use an accounts receivable aging schedule to establish estimated collection valuations. Individual estimates of net revenues by contractual location are monitored and refreshed each month as cash receipts are applied to existing accounts receivable balances and other current trends that have an impact upon the estimated collections per visit are observed. Such estimates are substantially formulaic in nature. In the ordinary course of business, we experience changes in our initial estimates of net revenues during the year following commencement of services. Such provisions and any subsequent changes in estimates may result in adjustments to our operating results with a corresponding adjustment to our accounts receivable allowance for uncollectibles on our balance sheet. Differences between amounts ultimately realized and the initial estimates of net revenues have historically not been material. Beginning in the first quarter of 2016, we modified our reporting metric for hospital medicine volume from cases to encounters and have presented prior year information on the same basis. Encounters represent the individual billable services by the provider during the course of a patient's hospital stay while cases represents the total hospital stay. On average, there may be approximately four to five encounters per case for a typical hospital stay. Encounters are the volume metric that has been reported by IPC and this change is consistent with their historical reporting format. The change in the hospital medicine volume metric did not have a material impact on the reported results in either period.
The table and information below summarize our approximate payor mix as a percentage of consolidated fee for service volume and estimated net revenues per payor, excluding IPC, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
Payor:
Medicare	27.3%	28.0%	27.2%	27.9%
Medicaid	30.3	29.5	30.5	30.0
Commercial and managed care	25.6	25.5	25.9	25.8
Self-pay	15.6	15.7	15.1	15.0
Other	1.2	1.3	1.3	1.3
Total	100.0%	100.0%	100.0%	100.0%

Estimated net revenues derived from commercial and managed care plans were approximately 40% in both the nine months ended September 30, 2016 and 41% in 2015. Estimated net revenues derived from the Medicare program were approximately 20% of total net revenues in the nine months ended September 30, 2016 and 19% in 2015. Estimated net revenues derived from the Medicaid program were approximately 12% of total net revenues in the nine months ended September 30, 2016 and 11% in 2015. In addition, net revenues derived from within the Military Health System, which is the U.S. military’s dependent healthcare program, and other government agencies were approximately 3% in the nine months ended September 30, 2016 and 3% in 2015.
Accounts Receivable. As described above and below, we determine the estimated value of our accounts receivable based on estimated cash collection run rates of estimated future collections by contract for patient visits under our fee for service revenue. Accordingly, we are unable to report the payor mix composition on a dollar basis of its outstanding net accounts receivable. However, a 1% change in the estimated carrying value of our net fee for service patient accounts receivable before consideration of the allowance for uncollectible accounts at September 30, 2016 could have an after tax effect of approximately $8.2 million on our financial position and results of operations. Our days revenue outstanding at December 31, 2015 and September 30, 2016 were 62.7 days and 66.8 days, respectively, excluding the effect of the IPC accounts receivable. Our days revenue outstanding including IPC at December 31, 2015 and September 30, 2016 were 69.6 days and 67.9 days, respectively. The number of days outstanding will fluctuate over time due to a number of factors, including, the timing of cash collections and valuation adjustments recorded during the period and increases in average revenue per day that are primarily attributed to an increase in gross charges and patient volumes and increased pricing with managed care plans. Our allowance for doubtful accounts totaled $653.1 million as of September 30, 2016.

Approximately 98% of our allowance for doubtful accounts is related to gross fees for fee for service patient visits. Our principal exposure for uncollectible fee for service visits is centered in self-pay patients and in co-payments and deductibles from patients with insurance. While we do not specifically allocate the allowance for doubtful accounts to individual accounts or specific payor classifications, the portion of the allowance, excluding IPC, associated with fee for service charges as of September 30, 2016 was equal to approximately 93% of outstanding self-pay fee for service patient accounts.
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
Methodology for Computing Allowance for Doubtful Accounts. We employ several methodologies for determining our allowance for doubtful accounts depending on the nature of the net revenues before provision for uncollectibles recognized. We initially determine gross revenue for our fee for service patient visits based upon established fee schedule prices. Such gross revenue is reduced for estimated contractual allowances for those patient visits covered by contractual insurance arrangements to result in net revenues before provision for uncollectibles. Net revenues before provision for uncollectibles are then reduced for our estimate of uncollectible amounts. Fee for service net revenue represents our estimated cash to be collected from such patient visits and is net of our estimate of account balances estimated to be uncollectible. The provision for uncollectible fee for service patient visits is based on historical experience resulting from approximately 25 million fee for service patient visits and procedures over the last 12 months. The significant volume of patient visits and the terms of thousands of commercial and managed care contracts and the various reimbursement policies relating to governmental healthcare programs do not make it feasible to evaluate fee for service accounts receivable on a specific account basis. Fee for service accounts receivable collection estimates are reviewed on a quarterly basis for each of our fee for service contracts by period of accounts receivable origination. Such reviews include the use of historical cash collection percentages by contract adjusted for the lapse of time since the date of the patient visit. In addition, when actual collection percentages differ from expected results, on a contract by contract basis, supplemental detailed reviews of the outstanding accounts receivable balances may be performed by our billing operations to determine whether there are facts and circumstances existing that may cause a different conclusion as to the estimate of the collectibility of that contract’s accounts receivable from the estimate resulting from using the historical collection experience. Contract-related net revenue is billed based on the terms of the contract at amounts expected to be collected. Such billings are typically submitted on a monthly basis and aged trial balances prepared. Allowances for estimated uncollectible amounts related to such contract billings are made based upon specific accounts and invoice periodic reviews once it is concluded that such amounts are not likely to be collected. The methodologies employed to compute allowances for doubtful accounts were unchanged between 2015 and 2016.
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
The underlying information that serves as the foundational basis for making our actuarial estimates of professional liability losses is our internal database of incurred professional liability losses. We have captured extensive professional liability loss data going back, in some cases, over 25 years, that is maintained and updated on an ongoing basis by our internal claims management personnel. Our database contains comprehensive incurred loss information for our existing operations as far back as fiscal year 1997 (reflecting the initial timeframe in which we migrated to a consolidated professional liability program concurrent with the consummation of several significant acquisitions), and, in addition, we possess additional loss data that predates 1997 dates of occurrence for certain of our operations. Loss information reflects both paid and reserved losses incurred when we were covered by outside commercial insurance programs as well as paid and reserved losses incurred under our self-insurance program. Because of the comprehensive nature of the loss data and our comfort with the completeness and reliability of the loss data, this is the information that is used in the development of our actuarial loss estimates. We believe this database is one of the largest repositories of physician professional liability loss information available in our industry and provides us and our actuarial consultants with sufficient data to develop reasonable estimates of the ultimate losses under our self-insurance program. In addition to the estimated losses, as part of the actuarial process, we obtain revised payment pattern assumptions that are based upon our historical loss and related claims payment experience. Such payment patterns reflect estimated cash outflows for aggregate incurred losses by period based upon the occurrence date of the loss as well as the report date of the loss. Although variances have been observed in the actuarial estimate of ultimate losses by occurrence period between actuarial studies, the estimated payment patterns have shown much more limited variability. We use these payment patterns to develop our estimate of the discounted reserve amounts. The relative consistency of the payment pattern estimates provides us with a foundation in which to develop a reasonable estimate of the discount value of the professional liability reserves based upon the most current estimate of ultimate losses to be paid and the reasonable likelihood of the related cash flows over the payment period. Our estimated loss reserves were discounted at 1.6% as of December 31, 2015 and 1.1% as of September 30, 2016, which was the current weighted average Treasury rate, over a 10 year period at December 31, 2015 and September 30, 2016, which reflects the risk free interest rate over the expected period of claims payments.
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
During the first quarter of 2016, we reserved $14.3 million to settle two separate professional liability claims originating from prior years excess of coverage limits, which was fully funded as of September 30, 2016. See Note 10 for more information regarding these settlements.
Our most recent semi-annual actuarial study was completed in October 2016. Based on the results of the revised actuarial loss estimates, management determined that no additional change was necessary in our consolidated reserves for professional liability losses related to prior year loss estimates associated with our self-insured programs.
The following reflects the current reserves for professional liability costs as of September 30, 2016 (in millions) as well as the sensitivity of the reserve estimates at a 65%, 75% and 90% confidence level:

As reported	$273.7
At 65% confidence level	$276.8
At 75% confidence level	$283.2
At 90% confidence level	$297.0
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
Net revenues	100.0%	100.0%	100.0%	100.0%
Professional service expenses	78.7	79.7	78.7	79.5
Professional liability costs	3.1	3.0	3.1	3.4
General and administrative expenses	7.5	8.9	8.4	8.9
Other (income) expense, net	0.2	(0.6)	—	(0.2)
Depreciation	0.7	0.8	0.7	0.7
Amortization	2.3	2.1	2.4	2.1
Interest expense, net	0.6	2.5	0.5	2.7
Loss on refinancing of debt	—	—	—	—
Transaction, integration, and reorganization costs	0.4	1.8	0.3	1.4
Earnings before income taxes	6.5	1.8	6.0	1.6
Provision for income taxes	2.5	0.9	2.5	0.7
Net earnings	3.9%	0.9%	3.5%	0.9%
Net (loss) earnings attributable to noncontrolling interests	—%	—%	—%	—%
Net earnings attributable to Team Health Holdings, Inc.	3.9%	0.9%	3.5%	0.9%
Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015
Net Revenues Before Provision for Uncollectibles. Net revenues before provision for uncollectibles in the three months ended September 30, 2016 increased $400.4 million, or 26.2%, to $1.93 billion from $1.53 billion in the three months ended September 30, 2015. The increase in net revenues before provision for uncollectibles resulted from increases in fee for service revenue of $370.5 million, contract revenue of $29.4 million and other revenue of $0.5 million. In the three months ended September 30, 2016, fee for service revenue was 88.4% of net revenues before provision for uncollectibles compared to 87.4% in the same period of 2015, contract revenue was 11.0% of net revenues before provision before uncollectibles compared to 12.0% in the same period of 2015 and other revenue was 0.6% and 0.7% in 2016 and 2015, respectively. The increase in fee for service revenue before provision for uncollectibles was primarily a result of a 52.5% increase in total fee for service visits between periods.
Provision for Uncollectibles. The provision for uncollectibles in the three months ended September 30, 2016 increased $158.1 million, or 25.2%, to $784.3 million from $626.2 million in the three months ended September 30, 2015. The provision for uncollectibles as a percentage of net revenues before provision for uncollectibles declined to 40.7% in the three months ended September 30, 2016 compared with 41.1% in the corresponding quarter of 2015. The provision for uncollectibles is primarily related to revenue generated under fee for service contracts that is not expected to be fully collected. The increase in the provision for uncollectibles was due primarily to annual increases in gross fee schedules and increases in patient volumes and procedures.

Net Revenues. Net revenues in the three months ended September 30, 2016 increased $242.3 million, or 26.9%, to $1.14 billion from $899.2 million in the three months ended September 30, 2015. IPC contributed 19.7%, non-IPC (legacy) acquisitions contributed 3.2%, same contract revenue contributed 2.9%, and net sales growth contributed 1.2% of the increase in quarter over quarter growth in net revenues.
Total same contract revenue, which consists of contracts under management in both quarters, increased $25.7 million, or 3.1%, to $847.4 million in the three months ended September 30, 2016 compared to $821.6 million in the three months ended September 30, 2015. Fee for service volume increased 2.5%, which contributed 1.9% of same contract revenue growth between quarters. Increases in estimated collections on same contract fee for service visits provided a 1.1% increase in same contract revenue growth. Managed care contracting, increases in average patient acuity, and enhancements in claims adjudication processes contributed to increases in same contract pricing in the current period while changes in payor mix constrained growth in estimated revenue per visit in both periods. Same contract revenue growth between periods was also constrained by a reduction in prior year revenue estimates in the third quarter of 2016 compared to a favorable change in prior year revenue estimates recognized in the third quarter of 2015. Contract and other revenue contributed 0.1% of same contract revenue growth between quarters. IPC reported revenue of $177.1 million in the third quarter of 2016 while legacy acquisitions contributed $29.1 million of growth in net revenues and net new contract revenue increased $10.4 million between quarters.
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
The components of net revenues include revenue from contracts that have been in effect for prior periods (same contract) and from net, new and acquired contracts during the periods, as set forth in the table below:

	Three Months Ended September 30,
	2015	2016
	(in thousands)
Same contract:
Fee for service revenue	$649,942	$674,611
Contract and other revenue	171,695	172,751
Total same contract	821,637	847,362
New contracts, net of terminations:
Fee for service revenue	54,556	56,543
Contract and other revenue	19,908	28,293
Total new contracts, net of terminations	74,464	84,836
Acquired contracts:
Fee for service revenue	2,994	188,794
Contract and other revenue	86	20,502
Total acquired contracts	3,080	209,296
Consolidated:
Fee for service revenue	707,492	919,948
Contract and other revenue	191,689	221,546
Total net revenues	$899,181	$1,141,494

The following table reflects the visits and procedures included within fee for service revenues described in the table above:

	Three Months Ended September 30,
	2015	2016
	(in thousands)
Fee for service visits and procedures:
Same contract	3,838	3,934
New and acquired contracts, net of terminations	401	2,528
Total fee for service visits and procedures	4,239	6,462
Professional Service Expenses. Professional service expenses, which include physician and provider costs, billing and collection expenses, and other professional expenses, totaled $909.7 million in the three months ended September 30, 2016 compared to $707.9 million in the three months ended September 30, 2015, an increase of $201.8 million, or 28.5%. This increase between quarters is primarily related to our acquisitions and net new contracts and a 2.7% increase in same contract professional service expenses primarily associated with increases in provider compensation. Professional service expenses as a percentage of net revenues was 79.7% in the three months ended September 30, 2016 compared to 78.7% in the three months ended September 30, 2015. Higher professional service expenses as a percentage of net revenues on new and acquired contracts contributed to the increase in professional expense margin between periods.
Professional Liability Costs. Professional liability costs were $33.9 million in the three months ended September 30, 2016 compared to $27.5 million in the three months ended September 30, 2015, an increase of $6.4 million or 23.4%. The increase was primarily attributed to an increase in provider hours, including increases from acquisitions and new contracts between periods. Professional liability costs as a percentage of net revenues were 3.0% in the third quarter of 2016 and 3.1% in 2015.
General and Administrative Expenses. General and administrative expenses increased $34.3 million, or 51.1%, to $101.3 million for the three months ended September 30, 2016 from $67.1 million in the three months ended September 30, 2015. General and administrative expenses included contingent purchase compensation expense of $9.8 million for the three months ended September 30, 2016 compared to a credit of $3.5 million for the three months ended September 30, 2015. Excluding the contingent purchase compensation expense, general and administrative expense increased $20.9 million or 29.6%, to $91.5 million for the three months ended September 30, 2016 from $70.6 million in the three months ended September 30, 2015. The increase in general and administrative expenses between periods was due primarily to the impact of the IPC operations. Total general and administrative expenses as a percentage of net revenues were 8.9% in the third quarter of 2016 and 7.5% in the same quarter in 2015. Excluding contingent purchase compensation expense, general and administrative expenses as a percentage of net revenues were 8.0% in the third quarter of 2016 compared to 7.9% in the third quarter of 2015.
Other (Income) Expense, Net. In the three months ended September 30, 2016, we recognized other income of $6.3 million compared to expense of $2.1 million in the same quarter in 2015. The increase of $8.5 million is primarily due to the change in the fair value of assets related to our non-qualified deferred compensation plan and a $4.3 million gain related to a joint venture deconsolidation in 2016. This increase was partially offset by a nonrecurring gain on other asset sales in 2015.
Depreciation. Depreciation expense was $9.0 million in the three months ended September 30, 2016 compared to $6.3 million for the three months ended September 30, 2015. The increase of $2.7 million was primarily due to capital expenditures in 2016 and 2015.
Amortization. Amortization expense was $23.8 million in the three months ended September 30, 2016 compared to $20.6 million for the three months ended September 30, 2015. The increase of $3.1 million was primarily a result of an increase in other intangibles recognized in connection with our acquisitions in 2016 and 2015.
Interest Expense, Net. Net interest expense increased $23.0 million to $28.5 million in the three months ended September 30, 2016 compared to $5.6 million in the corresponding quarter in 2015 primarily related to the addition of the Tranche B Term Loan facility and the issuance of $545.0 million of 7.25% Senior Notes due in 2023 (Notes) and an increase in the amortization of deferred financing costs, partially offset by a reduction in borrowings pursuant to our senior secured revolving credit facility (the revolving credit facility).
Transaction, Integration, and Reorganization Costs. Transaction, integration, and reorganization costs were $20.8 million for the three months ended September 30, 2016 and $3.9 million for the three months ended September 30, 2015. For 2016, these expenses include ongoing IPC severance and integration costs of $6.7 million, $8.8 million of charges associated with the executive leadership change during the third quarter of 2016, $4.5 million of severance and other costs associated with our ongoing restructuring and reduction in force, and $0.8 million of legacy transaction costs during the quarter. For the three months ended September 30, 2015, we recognized $7.2 million of costs related to advisory, legal, accounting and other fees incurred related to acquisition activity, of which $2.6 million was associated with the IPC transaction.
Earnings before Income Taxes. Earnings before income taxes in the three months ended September 30, 2016 was $20.8 million compared to earnings of $58.3 million in the three months ended September 30, 2015.
Provision for Income Taxes. The provision for income taxes was $10.2 million in the three months ended September 30, 2016 compared to a provision of $22.8 million in the three months ended September 30, 2015.
Net Earnings. Net earnings were $10.6 million in the three months ended September 30, 2016 compared to $35.4 million in the three months ended September 30, 2015.
Net Earnings (Loss) Attributable to Noncontrolling Interests. Net earnings (loss) attributable to noncontrolling interests were earnings of $75,000 for the three months ended September 30, 2016 compared to a loss of $10,000 for the three months ended September 30, 2015.
Net Earnings Attributable to Team Health Holdings, Inc. Net earnings attributable to Team Health Holdings, Inc. were $10.5 million and $35.4 million for the three months ended September 30, 2016 and September 30, 2015, respectively.
Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015
Net Revenues Before Provision for Uncollectibles. Net revenues before provision for uncollectibles in the nine months ended September 30, 2016 increased $1.19 billion, or 27.1%, to $5.58 billion from $4.39 billion in the nine months ended September 30, 2015. The increase in net revenues before provision for uncollectibles resulted from increases in fee for service revenue of $1.1 billion, contract revenue of $68.9 million and other revenue of $18.4 million. In the nine months ended September 30, 2016, fee for service revenue was 88.1% of net revenues before provision for uncollectibles compared to 86.8% in the same period of 2015, contract revenue was 11.1% of net revenues before provision before uncollectibles compared to 12.5% in the same period of 2015 and other revenue was 0.8% in 2016 and 0.7% in 2015. The increase in fee for service revenue before provision for uncollectibles was primarily a result of a 57.6% increase in total fee for service visits and procedures.
Provision for Uncollectibles. The provision for uncollectibles increased $408.4 million or 23.0%, to $2.18 billion in the nine months ended September 30, 2016 from $1.77 billion in the corresponding period in 2015. The provision for uncollectibles as a percentage of net revenues before provision for uncollectibles declined to 39.1% in the nine months ended September 30, 2016 compared with 40.4% in the corresponding period of 2015. The provision for uncollectibles is primarily related to revenue generated under fee for service contracts that is not expected to be fully collected. The period-over-period increase in the provision for uncollectibles was due primarily to annual increases in gross fee schedules and increases in patient volumes and procedures.

Net Revenues. Net revenues in the nine months ended September 30, 2016 increased $782.1 million or 29.9%, to $3.40 billion from $2.62 billion in the nine months ended September 30, 2015. IPC contributed 21.2%, non-IPC (legacy) acquisitions contributed 4.2%, same contract revenue contributed 3.3%, and net sales growth contributed 1.1% of the increase in period-over-period growth in net revenues. Within the acquisitions category, new hospital contracting opportunities that were initially developed by our sales and marketing process contributed 1.4% of overall net revenues growth between periods.
Total same contract revenue, which consists of contracts under management in both periods, increased $86.6 million, or 3.9%, to $2.31 billion in the nine months ended September 30, 2016 compared to $2.22 billion in the nine months ended September 30, 2015. Fee for service volume increases of 3.1% increased same contract revenue growth by 2.4%, while increases in same contract estimated collections on fee for service visits provided a 1.0% increase in same contract revenue growth between periods. Managed care contracting, increases in average patient acuity, and enhancements in claims adjudication processes contributed to increases in same contract pricing while changes in payor mix constrained growth in estimated revenue per visit in the current period. Same contract pricing growth between periods was also constrained by a reduction in prior year revenue estimates in 2016 compared to a favorable change in prior year revenue estimates recognized in 2015. Contract and other revenue contributed 0.5% of same contract revenue growth between periods. IPC contributed revenue growth of $555.5 million while legacy acquisitions contributed $110.5 million of growth in net revenues and net new contract revenue increased $29.5 million between periods.

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
The components of net revenues include revenue from contracts that have been in effect for prior periods (same contracts) and from net, new and acquired contracts during the periods, as set forth in the table below:

	Nine Months Ended September 30,
	2015	2016
	(in thousands)
Same contracts:
Fee for service revenue	$1,734,744	$1,810,597
Contract and other revenue	487,586	498,347
Total same contracts	2,222,330	2,308,944
New contracts, net of terminations:
Fee for service revenue	225,339	238,837
Contract and other revenue	83,428	99,438
Total new contracts, net of terminations	308,767	338,275
Acquired contracts:
Fee for service revenue	83,392	687,370
Contract and other revenue	3,131	65,122
Total acquired contracts	86,523	752,492
Consolidated:
Fee for service revenue	2,043,475	2,736,804
Contract and other revenue	574,145	662,907
Total net revenues	$2,617,620	$3,399,711
The following table reflects the visits and procedures included within fee for service revenues described in the table above:

	Nine Months Ended September 30,
	2015	2016
	(in thousands)
Fee for service visits and procedures:
Same contracts	10,278	10,594
New and acquired contracts, net of terminations	2,173	9,025
Total fee for service visits and procedures	12,451	19,619
Professional Service Expenses. Professional service expenses, which include physician and provider costs, billing and collection expenses, and other professional expenses, totaled $2.70 billion in the nine months ended September 30, 2016 compared to $2.06 billion in the nine months ended September 30, 2015, an increase of $644.6 million, or 31.3%. This increase between periods is primarily related to our acquisitions and net new contract growth and a 4.2% increase in same contract professional service expenses primarily associated with increases in provider compensation. Professional service expenses as a percentage of net revenues increased to 79.5% in the nine months ended September 30, 2016 from 78.7% in the nine months ended September 30, 2015. Higher professional service expenses as a percentage of net revenues on new and acquired contracts contributed to the increase in professional expense margin between periods.

Professional Liability Costs. Professional liability costs were $114.4 million in the nine months ended September 30, 2016 compared to $81.4 million in the nine months ended September 30, 2015, an increase of $33.0 million or 40.5%. Professional liability costs for the nine months ended September 30, 2016 included an increase in prior year professional liability loss reserves of $14.3 million. Excluding the prior year reserve adjustment in 2016, professional liability costs increased $18.7 million, or 23.0%, between periods. The increase was primarily attributed to an increase in provider hours including increases from acquisitions and new contracts. Professional liability costs as a percentage of net revenues were 3.4% in the nine months ended September 30, 2016 and 3.1% in the nine months ended September 30, 2015. Excluding the prior year revenue adjustments in 2016, professional liability costs as a percentage of net revenues were 2.9% in the nine months ended September 30, 2016.
General and Administrative Expenses. General and administrative expenses increased $81.7 million or 37.3% to $300.9 million for the nine months ended September 30, 2016 from $219.2 million in the nine months ended September 30, 2015. General and administrative expenses included contingent purchase compensation expense of $28.7 million for the nine months ended September 30, 2016 compared to $12.2 million of expense for the nine months ended September 30, 2015. Excluding the contingent purchase compensation expense, general and administrative expense increased $65.3 million or 31.5%, to $272.3 million for the nine months ended September 30, 2016 from $207.0 million in the nine months ended September 30, 2015. The increase in general and administrative expenses between periods was due primarily to the impact of IPC operations and other acquisitions, offset by a decline in same contract costs of $0.6 million. Total general and administrative expenses as a percentage of net revenues were 8.9% in the nine months ended September 30, 2016 and 8.4% in the nine months ended September 30, 2015. Excluding contingent purchase compensation expense, general and administrative expenses as a percentage of net revenues were 8.0% in the nine months ended September 30, 2016 compared to 7.9% in the nine months ended September 30, 2015.
Other (Income) Expense, Net. In the nine months ended September 30, 2016, we recognized other income of $7.9 million compared to $0.2 million in the same period in 2015. The increase of $7.8 million in income is primarily due to the change in the fair value of assets related to our non-qualified deferred compensation plan, a $4.3 million gain related to a joint venture deconsolidation in 2016, a loss on the sale of certain assets related to our outsourced medical coding practice in 2015, and increased realized gains on investments in 2016, partially offset by the sale of our equity investment in a hospital-based telemedicine consultation provider and certain assets that were held for sale in 2015.
Depreciation. Depreciation expense was $25.1 million in the nine months ended September 30, 2016 compared to $17.4 million for the nine months ended September 30, 2015. The increase of $7.7 million was primarily due to capital expenditures in 2016 and 2015.
Amortization. Amortization expense was $71.4 million in the nine months ended September 30, 2016 compared to $62.1 million for the nine months ended September 30, 2015. The increase of $9.3 million was primarily a result of an increase in other intangibles recognized in connection with our acquisitions in 2016 and 2015.
Net Interest Expense. Net interest expense increased $76.1 million to $90.3 million in the nine months ended September 30, 2016, compared to $14.1 million in the corresponding period in 2015, primarily related to the addition of the Tranche B Term Loan facility and the issuance of $545.0 million of 7.25% Senior Notes due in 2023 (Notes) and an increase in the amortization of deferred financing costs, partially offset by a reduction in borrowings pursuant to our senior secured revolving credit facility (the revolving credit facility).
Transaction, Integration, and Reorganization Costs. Transaction, integration, and reorganization costs were $48.3 million for the nine months ended September 30, 2016 and $7.2 million for the nine months ended September 30, 2015. For 2016, these expenses include IPC severance and integration costs of $19.3 million, $11.7 million of professional, advisory, and legal costs associated with the activities of (i) the Board's special advisory committee (which is responsible for reviewing and evaluating possible strategic alternatives available to the Company) and (ii) the JANA agreement, $8.8 million of charges associated with the executive leadership transition during the third quarter of 2016, $6.9 million of severance and lease impairment costs associated with a reorganization of the Company's legacy operations, and $1.6 million of legacy transaction costs during the quarter. For the nine months ended September 30, 2015, we recognized $7.2 million of costs related to advisory, legal, accounting and other fees incurred related to acquisition activity, of which $2.6 million was associated with the IPC transaction.
Loss on Refinancing of Debt. In connection with the refinancing of our debt facility in June 2016, we recognized a loss of $1.1 million. The loss consists of the write-off of previously recognized deferred financing costs as well as certain fees and expenses associated with the refinancing.
Earnings before Income Taxes. Earnings before income taxes in the nine months ended September 30, 2016 were $52.8 million compared to $157.5 million in the nine months ended September 30, 2015.

Provision for Income Taxes. The provision for income taxes was $22.6 million in the nine months ended September 30, 2016 compared to $65.2 million in the nine months ended September 30, 2015.
Net Earnings. Net earnings were $30.2 million in the nine months ended September 30, 2016 compared to $92.4 million in the nine months ended September 30, 2015.
Net Earnings (Loss) Attributable to Noncontrolling Interests. Net earnings (loss) attributable to noncontrolling interests were earnings of $266,000 for the nine months ended September 30, 2016 and a loss of $78,000 in the nine months ended September 30, 2015.
Net Earnings Attributable to Team Health Holdings, Inc. Net earnings attributable to Team Health Holdings, Inc. were $29.9 million and $92.4 million for the nine months ended September 30, 2016 and September 30, 2015, respectively.
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
Cash flow provided by operations for the nine months ended September 30, 2016 was $107.4 million compared to $131.9 million in the same period in 2015. Included in operating cash flow were contingent purchase price payments of $5.7 million and $12.2 million in the nine months ended September 30, 2016 and September 30, 2015, respectively. Operating cash flow was also impacted by $17.0 million of cash transaction and integration costs associated with the IPC transaction in the nine months ended September 30, 2016. Excluding the impact of the contingent purchase payments and the IPC transaction and integration costs, operating cash flow was $130.1 million in 2016 compared to $144.2 million in 2015. Operating cash flow in the first nine months of 2016 reflects an increased level of accounts receivable funding and interest payments offset by a reduced level of income tax payments when compared to the prior year. Cash used in investing activities in the nine months ended September 30, 2016 was $401.0 million compared to $127.4 million in the same period of 2015. The $273.7 million increase in cash used in investing activities was principally due to an increase in cash used for acquisitions between periods. Cash provided by financing activities in the nine months ended September 30, 2016 was $280.4 million compared to cash used of $6.5 million in the nine months ended September 30, 2015. The change in financing activities between periods was primarily related to changes in net revolving credit facility borrowings between periods, an increase in term loan and contingent purchase obligation payments in 2016 and reduced equity proceeds and related tax benefit from exercise of stock options.
We spent $22.2 million in the first nine months of 2016 and $31.1 million in the first nine months of 2015 on capital expenditures. These expenditures were primarily for billing and information technology investments and related development projects along with projects in support of operational initiatives.
As of September 30, 2016, we had cash and cash equivalents of approximately $15.3 million and total outstanding debt of $2.74 billion (excluding the impact of $48.3 million of deferred financing costs). There were no known liquidity restrictions or impairments on our cash and cash equivalents as of September 30, 2016. We had $332.0 million borrowings under our revolving credit facility outstanding as of September 30, 2016 and had $318.0 million of available borrowings under our revolving credit facility (without giving effect to $6.8 million of undrawn letters of credit).
In June 2016, we completed the repricing of our Tranche B Term Loan facility. The repricing amendment reduced the interest rate applicable to the Tranche B Loans by 75 basis points to LIBOR plus 3.00% from LIBOR plus 3.75% (in each case subject to a minimum LIBOR floor of 75 basis points). See Note 8 of the accompanying consolidated financial statements for a discussion of our indebtedness.
Our senior credit facility agreement, as amended, contains both affirmative and negative covenants, including limitations on our ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire our capital stock, acquire the capital stock or assets of another business and pay dividends, and require us to comply with a maximum total net leverage ratio, tested quarterly. At September 30, 2016, we were in compliance with all covenants under the senior credit facility agreement. The senior credit facility is secured by substantially all of our and our U.S. subsidiaries’ assets.
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
We have historically been an acquirer of other physician staffing businesses and related interests. For the nine months ended September 30, 2016, total net cash used in acquisitions, including contingent payments, was $419.1 million. As of September 30, 2016, we estimate future contingent payment obligations to be approximately $88.3 million for acquisitions made prior to September 30, 2016, which we expect to fund over a period of three years. $65.5 million was recorded as a liability on our balance sheet as of September 30, 2016, while the remaining estimated liability of $22.9 million will be recorded as contingent purchase and other acquisition compensation expense over the remaining performance period. See Note 3 of the accompanying consolidated financial statements for a discussion of our acquisitions and related contingent payment obligations.
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
Effective March 12, 2003, we began providing for professional liability risks in part through a captive insurance subsidiary. Prior to such date, we insured such risks principally through the commercial insurance market. The change in the professional liability insurance program initially resulted in increased cash flow due to the retention of cash formerly paid out in the form of insurance premiums to a commercial insurance company coupled with a long period (typically 2-4 years or longer on average) before cash payout of such losses occurs. A portion of such cash retained is retained within our captive insurance subsidiaries and therefore is not immediately available for general corporate purposes. Investments held by the Company and our captive insurance subsidiaries are carried at fair market value. As of September 30, 2016, these investments totaled approximately $99.9 million, including a $3.3 million net unrealized gain. See Note 5 of the accompanying consolidated financial statements for a discussion of the investments held by the Company and our captive insurance subsidiaries.
Effective June 1, 2014, we renewed our fronting carrier program with a commercial insurance carrier through May 31, 2017. For the nine months ended September 30, 2016, we paid cash premiums of approximately $4.9 million to the commercial insurance carrier, which were the first two quarterly payments for the annual premium of $9.8 million. For the nine months ended September 30, 2016, we funded approximately $18.8 million of premiums to our captive insurance subsidiaries.
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

The following table sets forth a reconciliation of net earnings attributable to Team Health Holdings, Inc. to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
	(in thousands)
Net earnings attributable to Team Health Holdings, Inc.	$35,442	$10,481	$92,431	$29,934
Interest expense, net	5,572	28,525	14,132	90,255
Provision for income taxes	22,837	10,216	65,178	22,579
Depreciation	6,290	8,979	17,423	25,081
Amortization	20,633	23,772	62,085	71,425
Other (income) expense, net(a)	2,137	(6,337)	(182)	(7,947)
Contingent purchase and other acquisition compensation expense(b)	(3,530)	9,818	12,230	28,669
Transaction, integration, and reorganization costs(c)	3,869	20,836	7,170	48,337
Equity based compensation expense(d)	3,985	6,531	13,197	20,531
Loss on refinancing of debt(e)	—	—	—	1,069
Insurance subsidiaries interest income	535	550	1,558	1,630
Professional liability loss reserve adjustments associated with prior years	—	—	—	14,284
Severance and other charges	3,343	147	4,590	688
Adjusted EBITDA	$101,113	$113,518	$289,812	$346,535

(a)	Reflects gain or loss on sale of assets, realized gains on investments, and changes in fair value of investments associated with the Company’s non-qualified retirement plan.

(b)	Reflects expense recognized for historical and estimated future contingent payments and other compensation expense associated with acquisitions.

(c)
Reflects transaction and integration costs, reorganization expenses, and advisory, legal and other professional service fees from the Board's special advisory committee process and JANA agreement, as well as $8.8 million of costs associated with the executive leadership transition and $3.6 million of equity based compensation expense for the third quarter of 2016 and $8.8 million of costs associated with the executive leadership transition and $3.9 million of equity based compensation expense for the nine months ended September 30, 2016, primarily associated with changes in executive leadership.

(d)
Reflects costs related to equity awards granted under the Company's equity based compensation plans excluding $3.9 million of equity based compensation expense for the nine months ended September 30, 2016, primarily associated with changes in executive leadership.

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
At September 30, 2016, the fair value of the Company’s total debt was approximately $2.77 billion, which had a carrying value of $2.74 billion, of which $2.19 billion was variable debt. If the market interest rates for the Company’s variable rate borrowings had averaged 1% more subsequent to December 31, 2015, the Company’s interest expense would have increased, and earnings before income taxes would have decreased, by approximately $13.3 million for the nine months ended September 30, 2016. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management could take actions in an attempt to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company’s financial structure.

Item 4.	Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired objectives. As of September 30, 2016, we conducted an evaluation under the supervision and with the participation of our management, including our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. As a result of the completion of the IPC acquisition on November 23, 2015, we have begun our analysis of the systems of disclosure controls and procedures and internal controls over financial reporting of IPC and to integrate them within our broader framework of controls. The SEC’s rules require us to include acquired entities in our assessment of the effectiveness of internal control over financial reporting no later than the annual management report following the first anniversary of the acquisition. We plan to complete the evaluation and the integration of IPC within the required time frames and report management’s assessment of our internal control over financial reporting in our first annual report in which such assessment is required for this acquisition. Accordingly, as permitted by the SEC, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of its newly-acquired IPC operations, which are included in the consolidated financial statements for the period ending September 30, 2016. IPC represents $1.89 billion and $1.69 billion of total and net assets, respectively, as of September 30, 2016 and $555.5 million and $25.4 million of net revenues and net earnings, respectively, for the nine months then ended. Based on that evaluation, our Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that as of September 30, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting: There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
The information required with respect to this item can be found under “Litigation” in note 10 of the notes to the Company's consolidated financial statements contained in this quarterly report on Form 10-Q and is incorporated by reference into this Item 1.

Item 1A.	Risk Factors
As previously announced on October 30, 2016, the Company entered into an Agreement and Plan of Merger (the Merger Agreement), by and among the Company, Tennessee Parent, Inc., a Delaware corporation (Parent) and Tennessee Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent (Merger Sub), pursuant to which Merger Sub will be merged with and into the Company (the Merger) with the Company surviving the Merger as a wholly owned subsidiary of Parent. There are a number of risks and uncertainties relating to the Merger. Because of these risks, we have supplemented the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the Securities and Exchange Commission on February 22, 2016, to add the following risk factors:
Risks Related to the Merger
The occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement could have a material adverse affect on us and our stock price.
As described in the following risk factor, we could experience certain consequences related to the termination of the Merger Agreement and failure to consummate the Merger. The Merger Agreement contains certain termination rights for the Company and Parent, including the right of the Company to terminate the Merger Agreement to accept a superior proposal, subject to specified limitations, and provides that, upon termination of the Merger Agreement by the Company or Parent upon specified conditions, the Company will be required to pay Parent a termination fee of $50.4 million under specified conditions where the Company terminates the Merger Agreement in connection with its entry into a superior proposal with an Excluded Party and of $100.8 million under other specified conditions. The Merger Agreement also provides that Parent will be required to pay the Company a reverse termination fee of $201.7 million upon the termination of the Merger Agreement by the Company under specified conditions. There can be no assurance that approval of our stockholders will be obtained or that the Merger Agreement will not be otherwise terminated under the circumstances triggering these obligations. If triggered, payment of these fees and costs will negatively impact our results of operations, financial condition and cash flows and such impact will be over and above the consequences described below related to the failure to consummate the Merger.
The proposed Merger may not be consummated or may not be consummated in the timeframe or manner currently anticipated, which could have a material adverse effect on us and our stock price.
The proposed Merger is subject to various closing conditions such as the approval of our stockholders as discussed above, as well as antitrust approvals in the United States, among other customary closing conditions. It is possible that a government entity may prohibit, delay or refuse to grant approval for the consummation of the Merger. If any condition to the closing of the Merger is not satisfied or, if permissible, waived, the Merger will not be completed. In addition, satisfying the conditions to the closing of the Merger may take longer than we expect. There can be no assurance that any of the conditions to closing will be satisfied or waived or that other events will not intervene to delay or result in the failure to consummate the Merger.
 If the Merger is not completed for any reason, the price of our common stock may decline to the extent that the current market price may reflect an assumption that the Merger will be consummated at the per share merger consideration of $43.50 in cash specified in the Merger Agreement. Investor confidence could also decline. Further, we have expended, and continue to expend, significant management resources in an effort to complete the Merger. We also are, and will become, obligated to pay certain professional fees and related expenses in connection with the negotiation of the Merger Agreement and performance thereunder, whether or not the Merger is completed, and these expenses will impact our results of operations. If the Merger is not completed we will have incurred these costs, including the diversion of management resources, for which we will have received little or no benefit.
  Further, any delay in closing or a failure to close the Merger could exacerbate any negative impact on our business and our relationships with our payors, physicians and other healthcare professionals, other parties with which we maintain business relationships, or employees as described in the risk factors below, as well as negatively impact our ability to implement alternative business plans.
Disruption of management's attention from our ongoing business operations due to the proposed Merger.

  We have expended, and continue to expend, significant management resources in an effort to complete the Merger. Management's attention may be diverted away from the day-to-day operations of our business and execution of our existing business plan in our efforts to complete the Merger. This diversion of management resources could disrupt operations and have an adverse effect on our operating results and business.
The announcement of the proposed Merger could disrupt our relationships with our payors, physicians and other healthcare professionals and others, as well as our operating results and business generally.
   Whether or not the Merger is ultimately consummated, as a result of uncertainty related to the proposed transaction, risks relating to the impact of the announcement of the Merger on our business include the following:

•	our employees may experience uncertainty about their future roles, which might adversely affect our ability to retain and hire key personnel and other employees;

•
payors, physicians and other healthcare professionals and other parties with which we maintain business relationships may experience uncertainty about our future and seek alternative relationships with third parties, seek to alter their business relationships with us or fail to extend an existing relationship with us; and

•
we have expended and will continue to expend significant costs, fees and expenses for professional services and transaction costs in connection with the proposed Merger; these costs will impact our results of operations regardless of whether or not the Merger is consummated.

    Further, the Merger Agreement restricts us from taking certain actions without Parent's consent while the Merger is pending. These restrictions may, among other matters, prevent us from pursuing otherwise attractive business opportunities, making certain investments or acquisitions, selling assets, engaging in capital expenditures in excess of certain agreed limits, incurring certain indebtedness or making certain other changes to our business pending the closing of the Merger. These restrictions could have an adverse effect on our business, financial condition and results of operations.
   In addition to the foregoing, the amount of the per share merger consideration to be paid in cash pursuant to the Merger Agreement is fixed and will not be increased for changes in our business, assets, liabilities, prospects, outlook, financial condition or results of operation or in the event of any change in the market price of, analyst estimates of, or projections relating to, our common stock. Therefore, the market value of our common stock may vary significantly from the value on the date the Merger Agreement was executed or at other later dates.
Risks Related to Our Business

We may write-off intangible assets, such as goodwill, related to the IPC transaction.
As a result of purchase accounting for our IPC acquisition transaction, our balance sheet at September 30, 2016 contained intangible assets designated as either goodwill or other intangibles totaling approximately $1.59 billion in goodwill and approximately $22.6 million in other intangibles. On an ongoing basis, we evaluate whether facts and circumstances indicate any impairment of the value of intangible assets. As circumstances change, we cannot assure you that the value of these intangible assets will be realized by us. If we determine that a significant impairment has occurred, we will be required to write-off the impaired portion of intangible assets, which could have a material adverse effect on our results of operations in the period in which the write-off occurs.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not Applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

3.1	Certificate of Incorporation of Team Health Holdings, Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed on December 18, 2009: File No. 001-34583)

3.2	Amended and Restated By-laws of Team Health Holdings, Inc. (filed herewith)

10.1
Separation Agreement between Michael D. Snow and AmeriTeam Services, LLC, dated as of September 2, 2016 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed on September 2, 2016: File No. 001-34583)*

10.2
Employment Agreement between Leif M. Murphy, Team Health Holdings, Inc. and AmeriTeam Services, LLC, dated as of September 2, 2016 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K, filed on September 2, 2016: File No. 001-34538)*

10.3	Nonqualified Stock Option Agreement (Time-Vesting) by and between Team Health Holdings, Inc. and Leif M. Murphy, dated September 19, 2016 (filed herewith)*

10.4	Nonqualified Stock Option Agreement (Performance Vesting) by and between Team Health Holdings, Inc. and Leif M. Murphy, dated September 19, 2016 (filed herewith)*

10.5	Restricted Stock Unit Award Agreement by and between Team Health Holdings, Inc. and Leif M. Murphy, dated September 19, 2016 (filed herewith)*

10.6	Market Share Unit Award Agreement by and between Team Health Holdings, Inc. and Leif M. Murphy, dated September 19, 2016 (filed herewith)*

31.1	Certification by Leif M. Murphy for Team Health Holdings, Inc. dated November 4, 2016 as required by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification by David P. Jones for Team Health Holdings, Inc. dated November 4, 2016 as required by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Certification by Leif M. Murphy for Team Health Holdings, Inc. dated November 4, 2016 as required by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.2	Certification by David P. Jones for Team Health Holdings, Inc. dated November 4, 2016 as required by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2016 and December 31, 2015, (ii) Consolidated Statement of Comprehensive Earnings for the three and nine months ended September 30, 2016 and 2015, (iii) Consolidated Statement of Cash Flows for the nine months ended September 30, 2016 and 2015, and (iv) Notes to Consolidated Financial Statements.

* Management contracts or compensatory plans or arrangements

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEAM HEALTH HOLDINGS, INC.

November 4, 2016	/S/ LEIF M. MURPHY
Leif M. Murphy President and Chief Executive Officer

November 4, 2016	/S/ DAVID P. JONES
David P. Jones Executive Vice President and Chief Financial Officer